Form 10-K
period 2019-12-31
OFG BANCORP
filed 2020-03-03
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2019

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $1.220 billion as of June 30, 2019 based upon 51,330,031 shares outstanding and the reported closing price of $23.77 on the New York Stock Exchange on that date.

As of January 31, 2020, the Company had 51,398,956 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement relating to the 2020 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp

FORM 10-K

For the Year Ended December 31, 2019

TABLE OF CONTENTS

PART I

Item 1.	Business......................................................................................................................................................................................	1

Item 1A.	Risk Factors...............................................................................................................................................................................	16

Item 1B.	Unresolved Staff Comments...................................................................................................................................................	24

Item 2.	Properties....................................................................................................................................................................................	24

Item 3.	Legal Proceedings.....................................................................................................................................................................	24

Item 4.	Mine Safety Disclosures..........................................................................................................................................................	24

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.......................................................................................................................................................................	25

Item 6.	Selected Financial Data...........................................................................................................................................................	27

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations......................................	30

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..........................................................................................	77

Item 8.	Financial Statements and Supplementary Data...................................................................................................................	82

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................	207

Item 9A.	Controls and Procedures..........................................................................................................................................................	207

Item 9B.	Other Information.....................................................................................................................................................................	207

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.................	209

PART IV

Item 15.	Exhibits and Financial Statement Schedules ......................................................................................................................	210
Item 16.	Form 10-K Summary ..............................................................................................................................................................	210

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

•      the amount of government, private and philanthropic financial assistance for the reconstruction of Puerto Rico’s critical infrastructure, which suffered catastrophic damages caused by hurricane Maria and recent earthquakes;

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

•      possible legislative, tax or regulatory changes; and

•      difficulties in integrating the acquired Puerto Rico operations of Scotiabank de Puerto Rico (“SBPR”) and certain branch assets and liabilities of The Bank of Nova Scotia (“BNS”) in Puerto Rico and the U.S. Virgin Islands (the “Scotiabank PR & USVI Acquisition”) into the Company’s operations.

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

Oriental provides comprehensive banking and financial services to its clients through a complete range of banking and financial solutions, including commercial, consumer, auto, and mortgage lending; checking and savings accounts; financial planning, insurance, financial services, and investment brokerage; and corporate and individual trust and retirement services. Oriental operates through three major business segments: Banking, Wealth Management, and Treasury, differentiating the Oriental brand through customer segmentation and innovative solutions, primarily in Puerto Rico and United States Virgin Islands (“USVI”). Oriental provides these services through various subsidiaries including, a commercial bank, Oriental Bank (the "Bank"), a securities broker-dealer, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), and a commercial lender, OFG USA LLC ("OFG USA"), which is a subsidiary of the Bank. OFG Ventures LLC (“OFG Ventures”), a limited liability corporation, is also a subsidiary of Oriental. All our subsidiaries are based in San Juan, Puerto Rico and the USVI, except for OPC which is based in Boca Raton, Florida OFG USA which is based in Cornelius, North Carolina. Oriental has 55 branches in Puerto Rico and 2 branches in USVI. Oriental’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

Together with a highly experienced group of senior and mid-level executives and the benefits from the acquisitions of Eurobank Puerto Rico, the Puerto Rico operations of Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”) and the Puerto Rico and USVI operations of The Bank of Nova Scotia (“BNS”), this strategy has resulted in sustained growth in Oriental’s deposit-taking activities, commercial, consumer and mortgage lending and financial service activities, allowing Oriental to distinguish itself in a highly competitive industry. Oriental is not immune from general and local financial and economic conditions. Past experience is not necessarily indicative of future performance but given market uncertainties and on a reasonable time horizon of three to five years, this strategy is expected to maintain its steady progress towards Oriental’s long-term goal.

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

Significant Transactions During 2019 – The Scotiabank PR & USVI Acquisition

On December 31, 2019, Oriental purchased from BNS all outstanding common stock of Scotiabank de Puerto Rico (“SBPR”) for an aggregate purchase price of $550 million. Immediately following the closing of the Scotiabank PR & USVI Acquisition, Oriental merged Scotiabank de Puerto Rico with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. As part of this transaction, Oriental Bank also acquired the U.S. Virgin Islands banking operations of BNS through an acquisition of certain assets (including loans, ATMs and physical branch locations) and an assumption of certain liabilities (including deposits) for their net book value plus a $10 million premium on deposits. In addition, Oriental acquired certain loans and assumed certain liabilities, from BNS’s Puerto Rico branch for their net book value. As a result of the acquisition, Oriental added $2.2 billion net loans and $3 billion dollars in core low-cost deposits with a bargain purchase gain of $315 thousand, included as “Bargain purchase from Scotiabank PR & USVI acquisition” in the consolidated statement of operations. The audited consolidated financial statements contemplate the effect of the Scotiabank PR & USVI Acquisition. Due to the acquisition closing occurring at year-end, Oriental’s consolidated statement of operations reflect Oriental’s pre-acquisition operations, except for $24.1 million acquisition related expenses, while the Balance Sheet reflects the newly acquired assets and liabilities.

Based on the closing of the Scotiabank PR & USVI Acquisition as of December 31, 2019, Oriental (a) acquired (at an estimated fair value) $2.216 billion in loans, $576.2 million in investment securities, $8.3 million in foreclosed real estate, $492.5 million in cash and cash equivalents, $9.9 million in premises and equipment, $54.8 million in a core deposit, customer relationship, and other intangibles, $40.5 million servicing asset, $59.9 million deferred tax asset, and $103.9 million in other assets, and (b) assumed $3.025 billion in deposits and $105.7 million in other liabilities.

In preparation to the Scotiabank PR & USVI Acquisition, during 2019 Oriental sold $95.0 million non-performing loans increasing the provision for loan and lease losses by $54.3 million; and sold $672 million available-for-sale securities at a gain of $8.3 million.

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

For detailed information regarding the performance of Oriental’s operating segments, please refer to Note 31 in Oriental’s accompanying consolidated financial statements.

Banking Activities

The Bank, Oriental’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 55 branches throughout Puerto Rico and 2 branches in USVI, and was incorporated in October 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses. As an FDIC insured Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, consumer, and mortgage lending, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its retail banking network to provide commercial and mortgage lending products to its clients. The Bank has an operating subsidiary, OFG USA, which is organized in Delaware. It also has three international banking entities (each an “IBE”) organized in Puerto Rico pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), two are units operating within the Bank, named Oriental Overseas and Oriental International  (the “IBE Units”), and the other is a wholly-owned subsidiary of the Bank, named Oriental International Bank, Inc. (the “IBE Subsidiary”). The IBE Unit and IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

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

Oriental’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates Federal Housing Administration (“FHA”) insured mortgages, Veterans Administration (“VA”) guaranteed mortgages, and Rural Housing Service (“RHS”) guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA and FHLMC mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The servicing of the residential mortgage loan portfolio acquired in 2012 as part of its acquisition of the Puerto Rico operations of BBVA (the "BBVAPR Acquisition") is performed through a subservice that owns the servicing rights to such loans. Oriental services the GNMA, FNMA, and FHLMC pools that it issues and the rest of its residential mortgage loan portfolio.

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

Oriental Financial Services is a Puerto Rico limited liability company and Oriental’s subsidiary engaged in securities brokerage activities in accordance with Oriental’s strategy of providing fully integrated financial solutions, covering various investment alternatives such as tax-advantaged fixed income securities, mutual funds, stocks, and bonds to retail and institutional clients. It also offers separately-managed accounts and mutual fund asset allocation programs sponsored by unaffiliated professional asset managers. These services are designed to meet each client’s specific needs and preferences, including transaction-based pricing and asset-based fee pricing. It has managed and participated in public offerings and private placements of debt and equity securities in Puerto Rico and has engaged in municipal securities business with the Commonwealth of Puerto Rico and its instrumentalities, municipalities, and public corporations. Oriental Financial Services, a member of FINRA and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Securities Exchange Act of 1934. The broker-dealer does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule. It clears securities transactions through Pershing LLC, a clearing agent that carries the accounts of its customers on a “fully disclosed” basis.

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

1

Market Area and Competition

The main geographic business and service area of Oriental is in Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America. Oriental also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. Oriental encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that Oriental has been able to compete effectively for deposits and loans by offering a variety of transactional account products and loans with competitive terms, emphasizing the quality of its service, pricing its products at competitive interest rates, offering convenient branch locations, and offering financial planning and financial services at most of its branch locations. Puerto Rico has experienced a significant consolidation of commercial banks since 2010, which has created an environment for more rational loan and deposit pricing. Oriental’s ability to originate loans depends primarily on the services that it provides to its borrowers, in making prompt credit decisions, and on the rates and fees that it charges.

Oriental is also developing new commercial relationships in the United States, as it launched in late 2017 the U.S. commercial loan program, generally consisting of purchases of loan participations in credit facilities to commercial borrowers in the U.S. mainland.

As part of the Scotiabank PR & USVI acquisition on December 31, 2019, Oriental began to operate in the United States Virgin Islands with the intention to grow the business acquired in the USVI.

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

The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the OCFI and the FDIC. The Bank is subject to extensive regulation and examination by the OCFI and the FDIC and is subject to the Federal Reserve Board’s regulation of transactions between the Bank and its affiliates. The Bank’s activities in USVI are also subject to regulation and examination by the USVI Banking Board. The federal and Puerto Rico laws and regulations which are applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to control inflation in the economy.

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

Prompt Corrective Action Regulations

Pursuant to the Dodd-Frank Act, federal banking agencies adopted capital rules based on the framework of the Basel Committee on Banking Supervision in “Basel III:  A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), which became effective January 1, 2014 for advanced approaches banking organizations (i.e., those with consolidated assets greater than $250 billion or consolidated on-balance sheet foreign exposures of at least $10 billion) and January 1, 2015 for all other covered organizations replaced their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules.

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

 Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2019, the Bank is a well capitalized institution and is therefore not subject to these limitations on brokered deposits.

However, under the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, which amended the FDIA, reciprocal deposits are excluded from such limitations if the total reciprocal deposits of the institution do not exceed 20% of its total liabilities.  Reciprocal deposits are deposits that banks make with each other in equal amounts.

Regulatory Capital Requirements

Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act, which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment generally excludes certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital. However, such instruments issued before May 19, 2010 by a bank holding company, such as Oriental, with total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendments, are “grandfathered” under the new capital rules, and may continue to be included in tier 1 Capital as a restricted core capital element.

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

Failure to meet the capital rules could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2019, Oriental was in compliance with all applicable capital requirements. For more information, please refer to the accompanying consolidated financial statements.

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

Oriental has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of Oriental’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for Oriental; management’s assessment as to the effectiveness of Oriental’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of Oriental’s internal control over financial reporting. As of December 31, 2019 Oriental’s management concluded that its internal control over financial reporting was effective.

As allowed by SEC guidance, management excluded from its assessment of the effectiveness of Oriental’s internal control over financial reporting as of December 31, 2019, the Scotiabank PR & USVI Acquisition, which included total assets of $3.562 billion, total liabilities of $3.513 billion in Oriental’s consolidated financial statements as of December 31, 2019.

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

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2019 and 2018, legal surplus amounted to $95.8 million and $90.2 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

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

Puerto Rico Internal Revenue Code

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the "PR Code”), a corporation pays taxes at a fixed rate of 18.5% (the regular corporate tax) plus a surtax that ranges from 5% for net income subject to surtax not greater than $75,000 to 19% for net income subject to surtax in excess of $275,000.  Net income subject to surtax is net income less $25,000.  The maximum regular corporate tax decreased to 18.5% for tax years beginning after December 31, 2018.  The result is a maximum combined rate of 37.5% under the PR Code for years beginning after December 31, 2018 (previously the maximum combined tax rate was 39%).  The Bank and other subsidiaries of Oriental are treated as separate taxable corporations and are not entitled to file consolidated returns.  Corporate income tax returns of “large taxpayers” are required to be certified as prepared or reviewed by a Puerto Rico licensed certified public accountant. The PR Code also provides a dividends-received deduction of 100% on dividends received from "controlled subsidiaries" subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.  Net operating losses (“NOLs”) are allowed as a deduction in computing the net income of the taxpayer. The carryover period for NOLs is currently 10 years. Moreover, the amount to be carried over to a particular year is limited to the excess of the NOL over 90% of the net income for the year (for taxable years beginning after December 31, 2018).

On July 1, 2019, the Governor of Puerto Rico signed into law the Puerto Rico Incentives Code as Act 60-2019 (the “Incentives Code”). In general, the Incentives Code compiled into a single code many of the Puerto Rico tax incentives laws used to promote the island’s economic development, with some modifications. The Incentives Code also amended various provisions of the PR Code, mostly effective July 1, 2019. For example, the Incentives Code amended the PR Code: (i) to incorporate a new provision exempting the payments for services between members of a controlled group of corporations or group of related entities doing business in Puerto Rico from the 10% income tax withholding generally applicable on payments for services rendered, and (ii) to eliminate for taxable years commencing after December 31, 2018 the limitation on NOL carryforwards following a change of ownership.

International Banking Center Regulatory Act of Puerto Rico

The business and operations of the Bank’s IBE Units and IBE Subsidiary are subject to supervision and regulation by the OCFI. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the OCFI if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the OCFI (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are generally limited to persons and assets/liabilities located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300 thousand of unencumbered assets or acceptable financial guarantees in Puerto Rico.

Pursuant to the IBE Act and the IBE Regulations, the Bank’s IBE Units and IBE Subsidiary have to maintain in Puerto Rico the books and records of all their transactions in the ordinary course of business. They are also required to submit quarterly and annual reports of their financial condition and results of operations to the OCFI, including annual audited financial statements.

The IBE Act empowers the OCFI to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the OCFI finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

In 2012, the IBE Act was superseded by a new law that, among other things, prohibits new license applications to organize and operate an IBE.  Any such newly organized entity (now called an “international financial entity”) must be licensed under the new law, and such entity (as opposed to existing IBEs organized under the IBE Act, including the Bank’s IBE Units and IBE Subsidiary, which are “grandfathered”) will generally be subject to a 4% Puerto Rico income tax rate.

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

      Employees

At December 31, 2019, Oriental had 2,431 employees. None of its employees is represented by a collective bargaining group. Oriental considers its employee relations to be good.

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

ECONOMIC AND MARKET CONDITIONS RISK

Most of our business is conducted in Puerto Rico, which economic and government fiscal and liquidity challenges, as well as the impact of two major hurricanes during 2017 and recent earthquakes, have adversely impacted and may continue to adversely impact us.

Our business is directly affected by economic conditions within Puerto Rico. A significant portion of our credit risk exposure on our loan portfolio is concentrated in Puerto Rico. Such, our profitability and financial condition may be adversely affected by an extended economic recession, adverse political, fiscal or economic developments in Puerto Rico, or the effects of natural disasters, all of which could result in a reduction in loan originations, an increase in credit losses and a reduction in the value of our loans and loan servicing portfolio.

In the past decades, Puerto Rico has experienced a significant economic contraction that began in 2007; a government fiscal crisis that led to the appointment of a federal oversight board in 2016 and a bankruptcy type restructuring process of the government’s finances; and various significant natural disasters, hurricanes Irma and Maria in September 2017 and a series of earthquakes primarily affecting the southwest region of the island in January 2020.  Although federal assistance for recovering from the natural disasters and insurance recoveries are expected to drive economic growth in the short term, there is no guarantee that funds set aside for these purposes will not be repurposed by the federal government or that their disbursement will not be unreasonably conditioned or delayed.  In addition, there is no assurance that the government will be able to satisfy its obligations as they may be restructured.  Puerto Rico also continues to be vulnerable to hurricanes and earthquakes and may be impacted by future natural disasters and other disasters such as a pandemic.  Furthermore, the government fiscal crisis may limit the ability of the Puerto Rico government to respond effectively to future disasters.

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

Puerto Rico and the USVI are susceptible to earthquakes, hurricanes and major storms, which could further deteriorate their economy and infrastructure.

Our branch network and business is concentrated in Puerto Rico and the USVI, which are susceptible to earthquakes, hurricanes and major storms that affect the local economy and the demand for our loans and financial services, as well as the ability of our customers to repay their loans. Any such natural disasters may further adversely affect Puerto Rico’s and the USVI’s critical infrastructure, which are generally weak. This makes us vulnerable to downturns in Puerto Rico’s and the USVI’s economy as a result of natural disasters, such as recent earthquakes in 2020 and hurricanes Irma and Maria. Any subsequent earthquakes, hurricanes, major storms or other disasters, such as pandemics, could further deteriorate Puerto Rico’s and USVI’s economy and infrastructure and negatively affect or disrupt our operations and customer base.

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

CREDIT RISK

We are exposed to credit risk in connection with our loans to certain government agencies and municipalities of Puerto Rico, and the restructuring of the government could adversely affect the value of such loans.

At December 31, 2019, we had approximately $134.0 million of direct credit exposure to four municipalities and a Puerto Rico public corporation. Mainly, the credit exposure consists of collateralized loans or obligations that have special additional property tax revenues pledged for their repayment.

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

We strive to maintain an appropriate allowance for loan and lease losses to provide for probable losses inherent in the loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors such as default frequency, internal loan grades, expected future cash collections, loss recovery rates and general economic factors, among others. Our methodology for measuring the adequacy of the allowance relies on several key elements, which include a specific allowance for identified problem loans and a general systematic allowance.

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

From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of our representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans. For the year ended December 31, 2019, we repurchased $12.0 million of loans from GNMA and FNMA

We have established reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by us. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation related to us and the industry, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our allowance for loan and lease losses, see “Note 7—Allowance for Loan and Lease Losses” to our consolidated financial statements included in this annual report on Form 10-K.

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

The decline in Puerto Rico’s economy has had an adverse effect in the credit quality of our loan portfolios. Among other things, during the ongoing recession, we have experienced an increase in the level of non-performing assets and loan loss provision, which adversely affected our profitability. Although the delinquency rates and non-performing assets have decreased recently, they may increase if the recession continues or worsens. If there is another decline in economic activity, additional increases in the allowance for loan and lease losses could be necessary with further adverse effects on our profitability.

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

We may not be able to realize the anticipated benefits of the Scotiabank Transaction.

Our future growth and profitability depend, in part, on the ability to successfully manage the combined operations. The success of the Scotiabank PR & USVI Acquisition will depend on, among other things, our ability to assess the quality of assets acquired, to realize anticipated cost savings and to integrate the acquired companies in a manner that permits growth opportunities and does not materially disrupt our or the acquired business’s existing customer relationships or result in decreased revenue resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the Scotiabank PR & USVI Acquisition may not be realized fully or at all or may take longer to realize than expected.

Loans that we acquired in the Scotiabank Transaction may be subject to greater than anticipated impairment.

We have made fair value estimates of certain assets and liabilities in recording the Scotiabank PR & USVI Acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in us not achieving the anticipated benefits of the Scotiabank PR & USVI Acquisition. In addition, Scotiabank’s loan scoring system was different than ours, and as we continue to evaluate their loan portfolio using our systems, we may have to make additional adjustments.

Given the economic conditions in Puerto Rico, we may continue to experience increased credit costs or need to take greater than anticipated markdowns and make greater than anticipated provisions to increase the allowances for loan losses on the loans acquired that could adversely affect our financial condition and results of operations in the future.

We may not be able to integrate Scotiabank’s PR & USVI business into our operations.

The successful integration of Scotiabank’s PR & USVI banking operations and our future growth and profitability depend in part on our ability to successfully manage the combined operations. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls and policies, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our operations or results. The loss of key employees in connection with this acquisition could adversely affect our ability to successfully conduct the combined operations. There can be no assurance that any of these executives will choose to continue working with us, or if they do, that we will be able to successfully integrate these executives as part of our management team in the combined business.

The Scotiabank PR & USVI Acquisition may also result in business disruptions that cause us to lose customers or cause customers to move their accounts or business to competing financial institutions. It is possible that the integration process related to the acquisition could disrupt our ongoing business or result in inconsistencies in customer service that could adversely affect our ability to maintain relationships with clients, customers, depositors and employees. Our inability to overcome these risks could have a material adverse effect on our business or financial condition, results of operations and future prospects. There is no assurance that our integration efforts will not result in other unanticipated costs.

We will incur in significant costs related to the Scotiabank PR & USVI Acquisition.

We expect to incur certain one-time restructuring charges in connection with the Scotiabank PR & USVI Acquisition. The substantial majority of non-recurring expenses resulting from the Scotiabank PR & USVI Acquisition will be comprised of transaction costs related to the acquisition, financing arrangements and employment-related costs. We also will incur transaction fees and costs related to formulating and implementing integration plans. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the business integration of the two groups of companies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies or synergies related to the integration of the businesses should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

Our business relies on the secure, successful and uninterrupted functioning of our core banking platform, information technology, telecommunications, and loan servicing. We outsource some of our major systems, such as customer data and deposit processing, part of our mortgage loan servicing, internet and mobile banking, and electronic fund transfer systems. We also rely upon a transition services agreement with The Bank of Nova Scotia to operate the acquired business. The failure or interruption of such systems, or the termination of a third-party software license or any service agreement on which any of these systems or services is based, could interrupt our operations.  Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such systems fail or experience interruptions.  In addition, replacing third party service providers could also entail significant delay and expense.

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

Our business requires continuous access to various funding sources. We are able to fund our operations through deposits as well as through advances from the FHLB-NY and FRB-NY; however, our business may need to access other wholesale funding sources, such as repurchase agreements and brokered deposits, which consisted of approximately 4% of our total interest-bearing liabilities as of December 31, 2019.

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

We are a separate and distinct legal entity from our subsidiaries. Dividends to us from our subsidiaries have represented a major source of funds for us to pay dividends on our common and preferred stock, make payments on corporate debt securities and meet other obligations. There are various U.S. federal and Puerto Rico law limitations on the extent to which Oriental Bank, our main subsidiary, can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, U.S. federal and Puerto Rico banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. Further, under the Basel III capital rules adopted by the federal banking regulatory agencies, a banking organization will need to hold a capital conservation buffer (composed of common equity tier 1 capital) greater than 2.5% of total risk-weighted assets to avoid limitations on capital distributions and discretionary bonus payments.  Compliance with the capital conservation buffer is determined as of the end of the calendar quarter prior to any such capital distribution or discretionary bonus payment.

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

We depend on our ability to attract and retain key personnel and we rely heavily on our management team. The inability to recruit and retain key personnel or the unexpected loss of key managers may adversely affect our operations. Our success to date has been influenced strongly by the ability to attract and retain senior management experienced in banking and financial services. Retention of senior managers and appropriate succession planning will continue to be critical to the successful implementation of our strategies. For a discussion of retention risk with respect to former Scotiabank’s employees, see “—We may not be able to integrate Scotiabank’s PR & USVI assets into our operations.”

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

We are required to test our goodwill, core deposit intangible, customer relationship intangible and other intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict Oriental’s ability to make dividend payments without prior regulatory approval.

Based on our annual goodwill impairment test, we determined that no impairment charges were necessary. As of December 31, 2019, we had on our consolidated balance sheet $86.1 million of goodwill in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank acquisition, $43.2 million of core deposit intangible in connection with the Scotiabank PR & USVI Acquisition and the FDIC-assisted Eurobank acquisition and the BBVAPR Acquisition, a $13.2 million of customer relationship intangible in connection with the Scotiabank PR & USVI Acquisition and the BBVAPR Acquisition, and a $0.5 million of other intangibles in connection with the Scotiabank PR & USVI Acquisition. There can be no assurance that future evaluations of such goodwill or intangibles will not result in any impairment charges. Among other factors, further declines in our common stock as a result of macroeconomic conditions and the general weakness of the Puerto Rico economy, could lead to an impairment of such assets.  If such assets become impaired, it could have a negative impact on our results of operations.

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

We operate two IBE Units and IBE Subsidiary pursuant to the IBE Act which provides significant tax advantages. The IBEs have an exemption from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage-backed securities. This exemption has allowed us to have an effective tax rate below the maximum statutory tax rate. In the past, the Legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to IBEs. In 2012, a new Puerto Rico law was enacted in this area, although it did not repeal the IBE Act, the new law does not allow new license applications under the IBE Act. Any newly organized “international financial entity” must be licensed under a new law and such entity (as opposed to existing IBEs organized under the IBE Act, including the Bank’s IBE Unit and IBE Subsidiary, which are “grandfathered”) are generally subject to a 4% Puerto Rico income tax rate. In the event other legislation is enacted by the Puerto Rico government to eliminate or modify the tax exemption provided to IBEs, the consequences could have a materially adverse impact on our financial results, including an increase in income tax expense and consequently our effective tax rate, adversely affecting our financial condition, results of operations and cash flows.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Oriental owns a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan Puerto Rico, known as Oriental Center, where its executive offices are located. Oriental operates a full-service branch at the plaza level and our centralized units and subsidiaries occupy approximately 86% of the office floor space. Approximately 4% of the office space is leased to outside tenants and 10% is available for lease. Oriental also leases offices at 290 Jesus T. Piñero Avenue, San Juan, Puerto Rico, where the recently acquired operations of Scotiabank are located.

The Bank owns five branch premises and leases fifty branch commercial offices throughout Puerto Rico. As part of the Scotiabank PR & USVI Acquisition on December 31, 2019, Oriental acquired two branch premises in the US Virgin Islands.

The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2019, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by Oriental, was approximately $50.1 million.

Oriental’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2019, was $125.1 million, gross of accumulated depreciation.

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for Oriental’s common stock for each quarter in the years ended December 31, 2019 and 2018, as well as cash dividends declared for such periods is set forth under the sub-heading “Stockholders’ Equity” in the “Analysis of Financial Condition” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by Oriental and the Bank is contained under the sub-heading “Dividend Restrictions” in Item 1 of this annual report.

As of December 31, 2019, Oriental had approximately 5,154 holders of record of its common stock, including all directors and officers of Oriental, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Stock Performance Graph

The graph below compares the percentage change in Oriental’s cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Russell 2000 Index and the SNL Bank Index.

The cumulative total stockholder return was obtained by dividing (a) the sum of (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2014, and (ii) the difference between the share price at the beginning and the end of the measurement period, by (b) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
OFG Bancorp	100.00	45.39	83.40	61.33	109.33	158.81
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
SNL Bank	100.00	101.71	128.51	151.75	126.12	170.79

ITEM 6.        SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Financial Statements and Supplementary Data” under Item 8 of this annual report.

OFG Bancorp
SELECTED FINANCIAL DATA
YEARS ENDED DECEMBER 31, 2019, 2018, 2017, 2016, AND 2015

	Year Ended December 31,
	2019	2018	2017	2016	2015
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$373,795	$360,419	$345,647	$356,592	$406,568
Interest expense	51,002	44,525	41,475	57,165	69,196
Net interest income	322,793	315,894	304,172	299,427	337,372
Provision for loan and lease losses	96,792	56,108	113,139	65,076	161,501
Net interest income after provision for loan and leases losses	226,001	259,786	191,033	234,351	175,871
Non-interest income	82,493	80,095	78,687	66,819	52,472
Non-interest expenses	233,244	207,081	201,631	215,990	248,401
Income (loss) before taxes	75,250	132,800	68,089	85,180	(20,058)
Income tax (benefit) expense	21,409	48,390	15,443	25,994	(17,554)
Net income (loss)	53,841	84,410	52,646	59,186	(2,504)
Less: dividends on preferred stock	(6,512)	(12,024)	(13,862)	(13,862)	(13,862)
Income (loss) available to common shareholders	$47,329	$72,386	$38,784	$45,324	$(16,366)
PER SHARE DATA:
Basic	$0.92	$1.59	$0.88	$1.03	$(0.37)
Diluted	$0.92	$1.52	$0.88	$1.03	$(0.37)
Average common shares outstanding	51,335	45,400	43,939	43,913	51,455
Average common shares outstanding and equivalents	51,719	51,349	51,096	51,088	44,231
Cash dividends declared per common share	$0.28	0.25	0.24	0.24	0.36
Cash dividends declared on common shares	$14,367	11,512	10,553	10,544	15,932
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.83%	1.31%	0.84%	0.88%	-0.03%
Return on average tangible common stockholders' equity	5.42%	9.95%	5.64%	6.94%	-2.47%
Return on average common equity (ROE)	4.91%	8.85%	4.98%	6.08%	-2.16%
Equity-to-assets ratio	11.24%	15.19%	15.27%	14.16%	12.64%
Efficiency ratio	58.88%	53.07%	53.99%	57.82%	60.00%
Interest rate spread	5.26%	5.19%	5.15%	4.74%	4.95%
Interest rate margin	5.37%	5.28%	5.23%	4.82%	5.03%

	December 31,
	2019	2018	2017	2016	2015
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,087,814	$1,279,604	$1,166,050	$1,362,511	$1,615,872
Loans and leases, net	6,641,847	4,431,594	4,056,329	4,147,692	4,434,213
Total investments and loans	$7,729,661	$5,711,198	$5,222,379	$5,510,203	$6,050,085
Deposits and borrowings
Deposits	$7,698,610	$4,908,115	$4,799,482	$4,664,487	$4,717,751
Securities sold under agreements to repurchase	190,274	455,508	192,869	653,756	934,691
Other borrowings	115,287	114,917	135,879	141,598	436,843
Total deposits and borrowings	$8,004,171	$5,478,540	$5,128,230	$5,459,841	$6,089,285
Stockholders’ equity
Preferred stock	$92,000	$92,000	$176,000	$176,000	$176,000
Common stock	59,885	59,885	52,626	52,626	52,626
Additional paid-in capital	621,515	619,381	541,600	540,948	540,512
Legal surplus	95,779	90,167	81,454	76,293	70,435
Retained earnings	279,646	253,040	200,878	177,808	148,886
Treasury stock, at cost	(102,339)	(103,633)	(104,502)	(104,860)	(105,379)
Accumulated other comprehensive (loss) income	(1,008)	(10,963)	(2,949)	1,596	13,997
Total stockholders' equity	$1,045,478	$999,877	$945,107	$920,411	$897,077
Per share data
Book value per common share	$18.75	$17.90	$17.73	$17.18	$16.67
Tangible book value per common share	$15.96	$16.15	$15.67	$15.08	$14.53
Market price at end of period	$23.61	$16.46	$9.40	$13.10	$7.32
Capital ratios
Leverage capital	9.24%	14.22%	13.92%	12.99%	11.18%
Common equity Tier 1 capital	10.78%	16.78%	14.59%	14.05%	12.14%
Tier 1 risk-based capital	12.49%	19.20%	19.05%	18.35%	15.99%
Total risk-based capital	13.76%	20.48%	20.34%	19.62%	17.29%
Financial assets managed
Trust assets managed	$3,136,884	$2,771,462	$3,039,998	$2,850,494	$2,691,423
Broker-dealer assets gathered	2,375,871	2,116,035	2,250,460	2,350,718	2,374,709
Total assets managed	$5,512,755	$4,887,497	$5,290,458	$5,201,212	$5,066,132

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Excluding interests on deposits	4.65x	5.54x	2.91x	2.60x	(A)
Including interests on deposits	2.18x	3.03x	1.92x	1.97x	(A)

(A) In 2015, earnings were not sufficient to cover preferred stock dividends, and the ratio was less than 1:1. The Company would have had to generate additional earnings of $34 million to achieve a ratio of 1:1 in 2015.

For purposes of computing these consolidated ratios, earnings represent income before income taxes plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and Oriental’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on Oriental’s outstanding preferred stock. As of December 31, 2019 and 2018, Oriental had noncumulative perpetual preferred stock issued and outstanding amounting to $92.0 million, as follows: (i) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; (ii) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value; and (iii) Series D amounting to $24.0 million or 960,000 shares at a $25 liquidation value. As of December 31, 2017, 2016 and 2015, Oriental had non-cumulative perpetual preferred stock issued and outstanding amounting to $176.0 million, which included $84.0 million or 84,000 shares of Series C at $1,000 liquidation value, which was converted on October 22, 2018 by Oriental into common shares at a conversion rate of 86.4225.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2019

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

Business Combinations

Oriental accounted for the Scotiabank PR & USVI Acquisition, the BBVAPR Acquisition and the FDIC-assisted acquisition of Eurobank under the accounting guidance of ASC Topic No. 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets and liabilities acquired were initially recorded at fair value. No allowance for loan losses related to the acquired loans was recorded on the acquisition date. Loans acquired were recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820.

The fair values initially assigned to assets acquired and liabilities assumed are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available.

Acquisition Accounting for Loans

Oriental has acquired loans in three separate acquisitions, the Scotiabank PR & USVI Acquisition in December 2019, the BBVAPR Acquisition in December 2012 and the FDIC-assisted Eurobank acquisition in April 2010. Oriental accounted for all acquisitions under the accounting guidance of ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting.

The initial valuation of these loans required management to make subjective judgments concerning estimates about how the acquired loans would perform in the future using valuation methods, including discounted cash flow analyses and independent third-party appraisals. Factors that may significantly affect the initial valuation included, among others, market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, discount rates, estimated timing of credit losses including the timing of foreclosure and liquidation of collateral, expected prepayment rates, required or anticipated loan modifications, unfunded loan commitments, and specific industry and market conditions that may impact discount rates and independent third-party appraisals.

For the Scotiabank PR & USVI, BBVAPR and Eurobank acquisitions, Oriental considered the following factors as indicators that an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of ASC 310-30:

•         Loans that were 90 days or more past due;

•         Loans that had an internal loan grade of substandard or worse - substandard loans have a well-defined weakness that jeopardizes collection of the loan;

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

Acquired Loans Accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium)

Revolving credit facilities such as credit cards, retail and commercial lines of credit and floor plans which are specifically scoped out of ASC 310-30 are accounted for under the provisions of ASC 310-20. Performing loans acquired at a premium and several performing loans that were acquired with credit discount in the Scotiabank PR & USVI Acquisition are accounted for under this guidance. Loans acquired with credit discount and that showed specific credit risk indicators are accounted for under the provisions of ASC 310-30. Also, performing auto loans with FICO scores over 660 acquired at a premium in the BBVAPR Acquisition are accounted for under this guidance. Auto loans with FICO scores below 660 were acquired at a discount and are accounted for under the provisions of ASC 310-30.  The provisions of ASC 310-20 require that any differences between the contractually required loan payments in excess of Oriental’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Acquired loans that were accounted for under the provisions of ASC 310-20, which had fully amortized their premium or discount recorded at the date of acquisition, are removed from the acquired loan category. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with Oriental’s non-accrual policy and any accretion of discount is discontinued. These assets were recorded at estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. Such fair value includes a credit discount which accounts for expected loan losses over the estimated life of these loans. Management takes into consideration this credit discount when determining the necessary allowance for acquired loans that are accounted for under the provisions of ASC 310-20.

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

Cash flows for acquired loans individually accounted for under ASC 310-30 are estimated on a quarterly basis. Based on this evaluation, a determination is made as to whether or not Oriental has a reasonable expectation about the timing and amount of cash flows. Such an expectation includes cash flows from normal customer repayment, collateral value, foreclosure or other collection efforts. Cash flows for acquired loans accounted for on a pooled basis under ASC 310-30 by analogy are also estimated on a quarterly basis. For mortgage and other consumer loans, cash flow loss estimates are calculated based on a model that incorporates probability of default, loss severity and prepayment rates. For commercial loans cash flow loss estimates consider loss severity, and probability of default is assigned, through loan grades, to each pool with consideration given for pool make-up. Probability of default is developed from internally generated historical loss data and are applied to each pool.

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

Allowance for Loan and Lease Losses

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

For a detailed description of the principal factors used to determine the general reserves of the allowance for loan and lease losses and for the principal enhancement’s management made to its methodology, refer to Notes 1 and 7 to the consolidated financial statements.

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

FINANCIAL HIGHLIGHTS

Fourth quarter of 2019:

•              Net loss to shareholders of $2.6 million, or ($0.05) per share, which included $21.5 million in acquisition related merger and restructuring charges and $6.6 million in additional provision for non-performing loans the Company decided to sell in the third quarter of 2019. Compares with third quarter of 2019 net income available to shareholders of $5.8 million, or $0.11 per share fully diluted, and fourth quarter of 2018 net income of $23.1 million, or $0.45 per share.

•              The fourth quarter of 2019 core operations were strong, with net interest margin of 5.35% and loan production of $404.9 million. Most credit quality metrics improved.

•              During the quarter, Oriental obtained all regulatory approvals, developed an integration plan, and closed on the $560.0 million cash acquisition (excluding settlement amounts), adding $2.2 billion in net loans and $3.0 billion in low cost core deposits.

•              Acquisition related merger and restructuring charges of $21.5 million, core deposit intangible of $41.5 million, customer relationship intangible of $12.7 million and no goodwill.

Year ended 2019:

•              Net income available to shareholders of $47.3 million, or $0.92 per share fully diluted, which included acquisition related merger and restructuring charges and increased provision from the sale of non-performing loans (NPLs).

•              On a non-GAAP basis, adjusted net income available to shareholders was $83.4 million or $1.61 per share, which compares favorably to 2018 net income of $72.4 million, or $1.52 per share.

•              Oriental ended the year with book value of $18.75 per common share, up 4.8% from a year ago; tangible book value of $15.96 per common share, down 1.2% as a result of the acquisition; total stockholders’ equity of $1.05 billion, up 4.6%; and record total assets of $9.3 billion, up 41.2%.

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

The table below describes adjustments to net income for the year ended December 31, 2019:

		Income Tax	Impact on
(Dollars in thousands) (unaudited)	Pre-tax	Effect	Net Income

U.S. GAAP net income			$53,841
Non-GAAP adjustments:
Sale of mortgage-backed securities available-for-sale	$(8,267)	$1,984	(6,283)	(a)
Non-performing loans sold	54,319	(20,370)	33,949	(b)
Sale of fully charged-off loans	(2,382)	893	(1,489)	(c)
Merger and restructuring expenses	24,054	(9,020)	15,034	(d)
FDIC insurance assessment credit	(1,534)	575	(959)	(e)
Hacienda credit for hurricane Maria	(1,010)	-	(1,010)	(f)
Qualitative factors adjustment	(4,541)	1,703	(2,838)	(g)
Bargain purchase from Scotiabank PR & USVI	(315)	-	(315)	(h)
Adjusted net income (Non-GAAP)			$89,931
Less: dividends on preferred stock			(6,512)
Adjusted net income available to common shareholders (Non-GAAP)			$83,419

Adjusted earnings per common share - diluted (Non-GAAP)			$1.61

Adjusted Performance Metrics - Reconciliation to GAAP Financial Measures:
Net income			$53,841
Non-GAAP adjustments			36,090
Adjusted net income (Non-GAAP)			89,931

Average assets			6,464,329

Return on average assets			0.83%
Adjusted return on average assets (Non-GAAP)			1.39%

Net income available to common shareholders			$47,329
Non-GAAP adjustments			36,090
Adjusted net income available to common shareholders (Non-GAAP)			83,419

Average tangible common equity			874,015

Return on average tangible common stockholders' equity			5.45%
Adjusted return on average tangible common stockholders' equity (Non-GAAP)			9.54%

Total non-interest expense			$233,244
Non-GAAP adjustments, pre-tax			(21,510)
Adjusted total non-interest expense (Non-GAAP)			211,734

Net interest income			322,793
Total banking and financial service revenues			73,365
			396,158

Efficiency ratio			58.88%
Adjusted efficiency ratio (Non-GAAP)			53.45%

(a) During 2019, the Company sold $672 million available-for-sale mortgage-backed securities and recognized a gain in the sale of $8.3 million.
(b) During 2019, the Company sold mostly non-performing loans, increasing the provision by $54.3 million.
(c) During 2019, the Company received $2.4 million proceeds from the sale of fully charged-off originated auto and consumer loans.

(d) During 2019, the Company entered into an agreement with Scotiabank to acquire its Puerto Rico and US Virgin Islands operations, subject to customary closing conditions. On December 31, 2019, the Company completed the acquisition. As a result, $24.1 million were incurred in related merger and restructuring charges.

(e) During 2019, the Company recognized an FDIC insurance assessment credit received amounting to $1.5 million.
(f) During 2019, the Company received an additional $1 million credit from Puerto Rico Treasury on employee retention during hurricane Maria.

(g) During 2019, the Company had a reduction in provision for loan losses of $4.5 million as a result of the adjustment to the qualitative factor related to sustained favorable macroeconomic conditions in Puerto Rico.

(h) On December 31, 2019, the Company acquired Scotiabank's Puerto Rico and USVI operations for $430.4 million, which approximated the fair value of net assets acquired, and recorded a bargain purchase gain of $315 thousand. The determination of fair value may necessitate the use of one year measurement period to adequately analyze all the factors used as of the acquisition date.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the years ended December 31, 2019, 2018 and 2017:

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$373,795	$360,419	6.22%	6.02%	$6,009,494	$5,985,523
Tax equivalent adjustment	10,262	8,003	0.17%	0.13%	-	-
Interest-earning assets - tax equivalent	384,057	368,422	6.39%	6.15%	6,009,494	5,985,523
Interest-bearing liabilities	51,002	44,525	0.96%	0.83%	5,297,318	5,353,398
Tax equivalent net interest income / spread	333,055	323,897	5.43%	5.32%	712,176	632,125
Tax equivalent interest rate margin			5.60%	5.45%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	20,879	32,340	2.37%	2.50%	879,885	1,293,407
Interest bearing cash and money market investments	13,041	6,698	2.11%	1.95%	618,446	343,982
Total investments	33,920	39,038	2.26%	2.38%	1,498,331	1,637,389
Originated loans
Mortgage	34,434	35,499	5.50%	5.20%	626,538	683,228
Commercial	101,166	86,734	6.35%	5.97%	1,593,828	1,452,314
Consumer	44,861	42,112	11.94%	11.94%	375,685	352,760
Auto and leasing	111,718	95,805	9.11%	9.31%	1,226,520	1,029,039
Total originated loans	292,179	260,150	7.64%	7.40%	3,822,571	3,517,341
Acquired loans:
Acquired BBVAPR
Mortgage	23,872	27,248	5.34%	5.45%	446,716	499,874
Commercial	10,331	14,408	7.21%	7.54%	143,258	191,176
Consumer	2,877	2,880	22.41%	21.04%	12,838	13,691
Auto	829	3,861	16.24%	11.61%	5,104	33,251
Total acquired BBVAPR loans	37,909	48,397	6.24%	6.56%	607,916	737,992
Acquired Eurobank	9,787	12,834	12.13%	13.83%	80,676	92,801
Total loans	339,875	321,381	7.53%	7.39%	4,511,163	4,348,134
Total interest-earning assets	373,795	360,419	6.22%	6.02%	6,009,494	5,985,523

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	6,271	4,496	0.56%	0.42%	1,118,243	1,079,538
Savings and money market	7,351	6,364	0.62%	0.52%	1,187,278	1,216,635
Time deposits	15,468	11,483	1.42%	1.13%	1,092,002	1,019,062
Total core deposits	29,090	22,343	0.86%	0.67%	3,397,523	3,315,235
Brokered deposits	9,463	9,751	2.47%	1.97%	383,483	496,171
	38,553	32,094	1.02%	0.84%	3,781,006	3,811,406
Non-interest bearing deposits	-	-	0.00%	0.00%	1,100,599	1,075,681
Core deposit intangible amortization	802	859	0.00%	0.00%	-	-
Total deposits	39,355	32,953	0.81%	0.67%	4,881,605	4,887,087
Borrowings:
Securities sold under agreements to repurchase	7,423	7,794	2.48%	2.18%	299,842	357,086
Advances from FHLB and other borrowings	2,212	1,875	2.77%	2.57%	79,787	72,882
Subordinated capital notes	2,012	1,903	5.58%	5.28%	36,083	36,083
Total borrowings	11,647	11,572	2.80%	2.48%	415,712	466,051
Total interest bearing liabilities	51,002	44,525	0.96%	0.83%	5,297,317	5,353,138
Net interest income / spread	$322,793	$315,894	5.26%	5.19%
Interest rate margin			5.37%	5.28%
Excess of average interest-earning assets over average interest-bearing liabilities					$712,177	$632,385
Average interest-earning assets to average interest-bearing liabilities ratio					113.44%	111.81%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(3,315)	$(1,803)	$(5,118)
Loans	11,023	7,471	18,494
Total interest income	7,708	5,668	13,376
Interest Expense:
Deposits	(37)	6,439	6,402
Repurchase agreements	(1,249)	878	(371)
Other borrowings	239	207	446
Total interest expense	(1,047)	7,524	6,477
Net Interest Income	$8,755	$(1,856)	$6,899

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$360,419	$345,647	6.02%	5.94%	$5,985,523	$5,818,597
Tax equivalent adjustment	8,003	4,791	0.13%	0.08%	-	-
Interest-earning assets - tax equivalent	368,422	350,438	6.15%	6.02%	5,985,523	5,818,597
Interest-bearing liabilities	44,525	41,476	0.83%	0.79%	5,353,138	5,226,654
Tax equivalent net interest income / spread	323,897	308,962	5.32%	5.23%	632,385	591,943
Tax equivalent interest rate margin			5.45%	5.31%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	32,340	28,607	2.50%	2.28%	1,293,407	1,255,881
Interest bearing cash and money market investments	6,698	4,619	1.95%	1.06%	343,982	436,913
Total investments	39,038	33,226	2.38%	1.96%	1,637,389	1,692,794
Originated loans
Mortgage	35,499	37,465	5.20%	5.37%	683,228	697,873
Commercial	86,734	71,685	5.97%	5.73%	1,452,314	1,251,051
Consumer	42,112	39,133	11.94%	11.99%	352,760	326,482
Auto and leasing	95,805	78,626	9.31%	9.61%	1,029,039	818,155
Total originated loans	260,150	226,909	7.40%	7.33%	3,517,341	3,093,561
Acquired loans:
Acquired BBVAPR
Mortgage	27,248	30,205	5.45%	5.63%	499,874	536,247
Commercial	14,408	20,488	7.54%	8.53%	191,176	240,267
Consumer	2,880	4,534	21.04%	15.98%	13,691	28,375
Auto	3,861	9,726	11.61%	10.72%	33,251	90,698
Total acquired BBVAPR loans	48,397	64,953	6.58%	7.25%	737,992	895,587
Acquired Eurobank	12,834	20,559	13.83%	15.04%	92,801	136,655
Total loans	321,381	312,421	7.39%	7.57%	4,348,134	4,125,803
Total interest-earning assets	360,419	345,647	6.02%	5.94%	5,985,523	5,818,597

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	4,496	3,893	0.42%	0.37%	1,079,538	1,059,051
Savings and money market	6,364	5,922	0.52%	0.51%	1,216,635	1,170,800
Time deposits	11,483	11,352	1.51%	1.46%	1,019,062	1,039,034
Total core deposits	22,343	21,167	0.34%	0.32%	3,315,235	3,268,885
Brokered deposits	9,751	8,211	1.97%	1.47%	496,171	557,115
	32,094	29,378	0.84%	0.77%	3,811,406	3,826,000
Non-interest bearing deposits	-	-	0.00%	0.00%	1,075,681	860,287
Core deposit intangible amortization	859	920	0.00%	0.00%	-	-
Total deposits	32,953	30,298	0.67%	0.65%	4,887,087	4,686,287
Borrowings:
Securities sold under agreements to repurchase	7,794	7,223	2.18%	1.80%	357,086	401,070
Advances from FHLB and other borrowings	1,875	2,398	2.57%	2.32%	72,882	103,214
Subordinated capital notes	1,903	1,556	5.28%	4.31%	36,083	36,083
Total borrowings	11,572	11,177	2.48%	2.07%	466,051	540,367
Total interest-bearing liabilities	44,525	41,475	0.83%	0.79%	5,353,138	5,226,654
Net interest income / spread	$315,894	$304,172	5.19%	5.15%
Interest rate margin			5.28%	5.23%
Excess of average interest-earning assets over average interest-bearing liabilities					$632,385	$591,943
Average interest-earning assets to average interest-bearing liabilities ratio					111.81%	$111.33%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,087)	$6,900	$5,813
Loans	12,878	(3,919)	8,959
Total interest income	11,791	2,981	14,772
Interest Expense:
Deposits	1,298	1,357	2,655
Repurchase agreements	(791)	1,362	571
Other borrowings	(863)	687	(176)
Total interest expense	(356)	3,406	3,050
Net Interest Income	$12,147	$(425)	$11,722

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

Comparison of the years ended December 31, 2019 and 2018

Net interest income of $322.8 million increased $13.4 million from $315.9 million. Interest rate spread increased 7 basis points to 5.26% from 5.19% and net interest margin increased 9 basis points to 5.37% from 5.28%. These increases are mainly due to the net effect of an increase of 20 basis points in the average yield of total interest-earning assets and 13 basis points in the total average cost of interest-bearing liabilities.

Net interest income was positively impacted by:

  Increase in interest income from originated loans by $32.0 million and an increase in yield of 24 basis points, reflecting higher volume balances by $27.1 million in commercial, consumer and auto loan portfolios and higher prices by $4.8 million; and

  Higher interest income from cash and money market of $6.3 million and an increase in yield of 16 basis points, due to increase in price and volume of $597 thousand and $5.7 million, respectively.

Net interest income was adversely impacted by:

•          Decrease in the interest income from acquired loans of $13.5 million as such loans continue to be repaid and acquired non-performing loans sold in 2019;

  Increase in interest expense from deposits of $6.4 million, mainly from an increase in core deposits costs and volume of $5.7 million and $1.1 million, respectively; and

  Decrease in interest income from investment of $11.5 million reflecting mortgage-backed securities sale in 2019.

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

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2019	2018	Variance
	(Dollars in thousands)
Banking service revenue	$42,866	$43,638	-1.8%
Wealth management revenue	26,224	25,934	1.1%
Mortgage banking activities	4,275	4,767	-10.3%
Total banking and financial service revenue	73,365	74,339	-1.3%
Net gain (loss) on:
Sale of securities available for sale	8,274	-	100.0%
Bargain purchase from Scotiabank PR & USVI acquisition	315	-	100.0%
Early extinguishment of debt	(7)	-	-100.0%
Other non-interest income	546	5,757	-90.5%
Total non-interest income, net	$82,493	$80,096	3.0%

Non-Interest Income

Non-interest income is affected by the amount of the trust department assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of years ended December 31, 2019 and 2018

Oriental recorded non-interest income, net, in the amount of $82.5 million, compared to $80.1 million, an increase of 3.0%, or $2.4 million. The net increase in non-interest income was mainly due to a gain on the sale of $8.3 million mortgage-backed securities during the year, offset by a decrease of $5.2 million in other income from last year $5.0 million insurance recovery from hurricane Maria.

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

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2019	2018	Variance %

Compensation and employee benefits	$82,533	$76,524	7.9%
Occupancy, equipment and infrastructure costs	30,052	33,084	-9.2%
Merger and restructuring charges	24,054	-	100.0%
Electronic banking charges	21,244	21,234	0.0%
Professional and service fees	14,629	12,442	17.6%
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	11,498	13,552	-15.2%
Information technology expenses	9,865	8,227	19.9%
Taxes, other than payroll and income taxes	8,749	9,017	-3.0%
Advertising, business promotion, and strategic initiatives	5,208	5,084	2.4%
Loan servicing and clearing expenses	4,853	4,810	0.9%
Communication	3,315	3,447	-3.8%
Insurance	3,309	6,249	-47.0%
Printing, postage, stationery and supplies	2,468	2,217	11.3%
Director and investor relations	1,216	1,089	11.7%
Other	10,251	10,105	1.4%
Total non-interest expenses	$233,244	$207,081	12.6%
Relevant ratios and data:
Efficiency ratio	58.88%	53.07%
Compensation and benefits to non-interest expense	35.38%	36.95%
Compensation to average total assets owned	1.28%	1.19%
Average number of employees	1,433	1,392
Average compensation per employee	$57.59	$54.97
Average loans per average employee	$3,148	$3,124

Non-Interest Expenses

Comparison of years ended December 31, 2019 and 2018

Non-interest expense was $233.2 million, representing an increase of 12.6%, or $26.1 million, compared to $207.1 million, when compared with year ended 2018.

The increase in non-interest expenses was driven by:

  Merger and restructuring charges incurred in 2019 amounting to $24.1 million related to the Scotiabank PR & USVI acquisition; and

  Higher compensation and employee benefits by $6.0 million, mainly from increase in average employees, medical insurance costs, and stock compensation.

The decreases in the foregoing non-interest expenses were offset by:

  Lower occupancy, equipment and infrastructure costs by $3.0 million, mainly attributed to lower rent expenses due to the termination of several lease contracts and the closure of branches in 2018; and

  Lower insurance expenses by $2.9 million, mainly driven by a $1.5 million insurance assessment credit from the savings association insurance fund (SAIF) and lower SAIF expenses in 2019.

The efficiency ratio including acquisition related expenses of $24.1 million was 58.88%, up from 53.07%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the years ended December 31, 2019 and 2018 amounted to $8.8 million and $5.8 million, respectively.

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

Provision for Loan and Lease Losses

Comparison of years ended December 31, 2019 and 2018

Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the years was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for loan and lease losses, net increased $40.7 million from $56.1 million to $96.8 million, resulting from:

  Increase of $54.3 million primarily from the sale of $95.0 million unpaid principal balance of non-performing commercial and mortgage loans, both acquired and originated;

  Increase of $3.6 million from for the remaining balance of an originated commercial loan, pending to receive insurance recovery on a property destroyed in a fire;

  Decrease of $2.4 million from the proceeds in the sale of $26.0 million of previously fully charged-off auto and consumer loans; and

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

Provision for loan and lease losses decreased 50.4%, or $57.0 million, to $56.1 million. The decrease in the provision was mostly due to:

•         The hurricanes provision of $32.4 million in 2017;

•         A $4.3 million provision in the second quarter of 2017 to charge-off the loss on sale of a loan to a Puerto Rico government municipality and a $5.9 million provision to increase the general allowance on the remaining municipal loan portfolio; and

•         The decrease in acquired loan portfolio provision of $9.2 million, mainly from lower portfolio balances.

Please refer to the "Allowance for Loan and Lease Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for loan and lease losses.

Income Taxes

Comparison of years ended December 31, 2019 and 2018

Effective Tax Rate was 28.5% in 2019 compared to 36.4% in 2018. The decline was primarily due a higher proportion of exempt income and capital gains from the mortgage-backed securities sales at lower rates in 2019.

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

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$337,448	$69	$36,278	$373,795	$-	$373,795
Interest expense	(36,023)	-	(14,979)	(51,002)	-	(51,002)
Net interest income	301,425	69	21,299	322,793	-	322,793
Provision for loan and lease losses	(96,504)	-	(288)	(96,792)	-	(96,792)
Non-interest income	47,517	26,649	8,327	82,493	-	82,493
Non-interest expenses	(211,755)	(17,163)	(4,326)	(233,244)	-	(233,244)
Intersegment revenue	2,207	-	-	2,207	(2,207)	-
Intersegment expenses	-	(652)	(1,555)	(2,207)	2,207	-
Income before income taxes	$42,890	$8,903	23,457	$75,250	$-	$75,250
Income tax expense	16,084	3,339	1,986	21,409	-	21,409
Net income	$26,806	$5,564	$21,471	$53,841	$-	$53,841
Total assets	$7,486,314	$33,369	$2,865,186	$10,384,869	$(1,087,208)	$9,297,661

	Year Ended December 31, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$320,084	$46	$40,289	$360,419	$-	$360,419
Interest expense	(29,746)	-	(14,779)	(44,525)	-	(44,525)
Net interest income	290,338	46	25,510	315,894	-	315,894
Provision for loan and lease losses	(55,885)	-	(223)	(56,108)	-	(56,108)
Non-interest income	53,592	26,457	46	80,095	-	80,095
Non-interest expenses	(186,460)	(16,440)	(4,181)	(207,081)	-	(207,081)
Intersegment revenue	2,126	-	-	2,126	(2,126)	-
Intersegment expenses	-	(788)	(1,338)	(2,126)	2,126	-
Income before income taxes	$103,711	$9,275	$19,814	$132,800	$-	$132,800
Income tax expense	40,447	3,617	4,325	48,389	-	48,389
Net income	$63,264	$5,658	$15,489	$84,411	$-	$84,411
Total assets	$5,863,067	$25,757	$1,708,455	$7,597,279	$(1,013,927)	$6,583,352

	Year Ended December 31, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$311,503	$53	$34,091	$345,647	$-	$345,647
Interest expense	(26,308)	-	(15,167)	(41,475)	-	(41,475)
Net interest income	285,195	53	18,924	304,172	-	304,172
Provision for loan and lease losses	(113,108)	-	(31)	(113,139)	-	(113,139)
Non-interest income (loss)	45,102	26,069	7,516	78,687	-	78,687
Non-interest expenses	(184,567)	(13,486)	(3,578)	(201,631)	-	(201,631)
Intersegment revenue	1,604	-	748	2,352	(2,352)	-
Intersegment expenses	(748)	(1,137)	(467)	(2,352)	2,352	-
Income before income taxes	$33,478	$11,499	$23,112	$68,089	$-	$68,089
Income tax expense (benefit)	13,057	4,485	(2,099)	15,443	-	15,443
Net income	$20,421	$7,014	$25,211	$52,646	$-	$52,646
Total assets	$5,597,077	$25,980	$1,536,417	$7,159,474	$(970,421)	$6,189,053

Comparison of years ended December 31, 2019 and 2018

Banking

Oriental's banking segment net income before taxes decreased $60.8 million from $103.7 million to $42.9 million, mainly reflecting:

•         Higher provision for loan and lease losses of $40.7 million, mainly from $54.1 million increase as a result of the sale of non-performing loans and $3.6 million increase from a commercial loan on a property destroyed in a fire pending the insurance recovery, partially offset by $2.4 million decrease from the sale of fully charged-off auto and consumer loans, and $4.5 million decrease from the adjustment to qualitative factors of the allowance for loan and lease losses;

•         Increase in interest expense from deposits of $6.3 million, mainly from an increase in core deposits costs and volume of $5.7 million and $1.1 million, respectively; and

•         Increase in non-interest expense from merger and restructuring charges of $24.1 million related to the Scotiabank PR & USVI Acquisition.

Wealth Management

Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income from this segment remained leveled to prior year.

Treasury

Treasury segment net income before taxes increased $3.6 million from $19.8 million to $23.5 million, reflecting:

  An increase of $8.3 million from a gain on the sale of $672.5 million mortgage-backed securities during the year; and

  Decrease in interest income from investment of $11.5 million reflecting mortgage-backed securities sale in 2019, partially offset by $5.7 million increase in cash volume.

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

•          A decrease in acquired loan portfolio provision of $9.2 million, mainly from lower portfolio balances; and

•          A $5.0 million cash payment received from the Company’s insurance carrier covering hurricane Maria’s impact on Oriental’s operations included in other non-interest income.

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

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At December 31, 2019, Oriental’s total assets amounted to $9.298 billion representing an increase of 41.2%, attributable to the Scotiabank PR & USVI Acquisition, when compared to $6.583 billion at December 31, 2018. Loans portfolio increased $2.2 billion and cash increased $404.3 million, while investments decreased $191.8 million.

On January 1, 2019, Oriental reclassified $424.7 million of its held-to-maturity securities into available-for-sale securities as a result of the adoption of ASU 2017-12. During the year ended December 31, 2019 Oriental sold $672.2 million of its available for sale mortgage-backed securities at a gain of $8.3 million in order to fund Oriental’s growth plans, including the Scotiabank transaction. As a result of these sales, cash increased 90.4% to $851.3 million.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At December 31, 2019, Oriental’s loan portfolio increased 49.9%, mainly due to the Scotiabank PR & USVI Acquisition. Loan production during 2019 reached $1.299 billion compared to $1.411 billion in the year ago period, an 8.0% decrease, mainly from lower originations in the commercial and the US loan program portfolios. The non-acquired loan portfolio increased $139.2 million from December 31, 2018 to $3.884 billion at December 31, 2019. From December 31, 2018, the BBVAPR acquired loan portfolio decreased $141.0 million to $535.5 million and the Eurobank acquired loan portfolio decreased $23.2 million to $63.9 million at December 31, 2019. During the year ended December 31, 2019, Oriental sold $168.8 million unpaid principal balance in non-performing mortgage and commercial loans, both acquired and originated, and recognized them at their fair value.

In addition, assets reflect the adoption of the Accounting Standard Update (“ASU”) No. 2016-02, under the effective date method, which requires lessees to recognize a right-of-use asset and related lease liability for lease classified as operating leases, prospectively.  At December 31, 2019, the right of use assets amounted to $39.1 million, including $19.5 million from the Scotiabank PR & USVI Acquisition.

On December 31, 2019, Oriental received $492.1 million cash and cash equivalents, $576.3 million investments and $2.2 billion loans through the Scotiabank PR & USVI Acquisition. As part of this acquisition, Oriental recorded $41.5 million core deposit intangible, $12.7 million core relationship intangible, and $567 thousand other intangible assets. Net cash settlement paid was $430.4 million.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRAs") and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At December 31, 2019, total assets managed by Oriental’s trust division and OPC amounted to $3.137 billion, compared to $2.771 billion at December 31, 2018. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2019, total assets gathered by Oriental Financial Services and Oriental Insurance from its customer investment accounts amounted to $2.376 billion, compared to $2.116 billion at December 31, 2018. Changes in trust and broker-dealer related assets primarily reflect the addition of $49.7 million assets managed from the Scotiabank PR & USVI Acquisition, changes in portfolio balances and differences in market values.

Goodwill

Goodwill recorded in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank Acquisition is not amortized to expense but is tested at least annually for impairment. No goodwill was recorded in connection with the recent Scotiabank PR & USVI Acquisition. A quantitative annual impairment test is not required if, based on a qualitative analysis, Oriental determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. Oriental completes its annual goodwill impairment test as of October 31 of each year.  Oriental tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill.

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

As of December 31, 2019, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2019, based on its annual goodwill impairment test, Oriental determined that both units passed step one of the two-step impairment test. As a result of step one, the fair value of both units exceeded its adjusted net book value. Accordingly, Oriental determined that the carrying value of the goodwill allocated to the Banking unit and Wealth Management was not impaired as of the valuation date.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	December 31		Variance
	2019	2018	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$402,656	$978,071	-58.8%
Obligations of US government-sponsored agencies	1,961	2,265	-13.4%
US Treasury securities	397,184	10,805	3575.9%
CMOs issued by US government-sponsored agencies	54,760	64,064	-14.5%
GNMA certificates	216,470	210,169	3.0%
FHLB stock	13,048	12,644	3.2%
Other debt securities	1,138	1,222	-6.9%
Other investments	597	364	64.0%
Total investments	1,087,814	1,279,604	-15.0%
Securities sold but not yet delivered	339	-	100.0%
Loans	6,641,847	4,431,594	49.9%
Total investments and loans	7,730,000	5,711,198	35.3%
Other assets:
Cash and due from banks (including restricted cash)	845,982	445,133	90.1%
Money market investments	6,775	4,930	37.4%
Foreclosed real estate	29,909	33,768	-11.4%
Accrued interest receivable	36,781	34,254	7.4%
Deferred tax asset, net	176,740	113,763	55.4%
Premises and equipment, net	81,105	68,892	17.7%
Servicing assets	50,779	10,716	373.9%
Derivative assets	6	347	-98.3%
Goodwill	86,069	86,069	0.0%
Right of use assets	39,112	-	100.0%
Core deposit, customer relationship and other intangibles	56,965	3,369	1590.9%
Other assets and customers' liability on acceptances	157,438	70,913	122.0%
Total other assets	1,567,661	872,154	79.7%
Total assets	$9,297,661	$6,583,352	41.2%
Investment portfolio composition:
FNMA and FHLMC certificates	37.0%	76.5%
Obligations of US government-sponsored agencies	0.2%	0.2%
US Treasury securities	36.5%	0.8%
CMOs issued by US government-sponsored agencies	5.0%	5.0%
GNMA certificates	19.9%	16.4%
FHLB stock	1.2%	1.0%
Other debt securities and other investments	0.2%	0.1%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	December 31,		Variance
	2019	2018	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$577,416	$668,809	-13.7%
Commercial	1,667,494	1,597,588	4.4%
Consumer	361,638	348,980	3.6%
Auto and leasing	1,277,732	1,129,695	13.1%
	3,884,280	3,745,072	3.7%
Allowance for loan and lease losses on originated and other loans and leases	(83,471)	(95,188)	-12.3%
	3,800,809	3,649,884	4.1%
Deferred loan costs, net	8,965	7,740	15.8%
Total originated and other loans held for investment, net	3,809,774	3,657,624	4.2%
Acquired loans:
Acquired Scotiabank PR & USVI loans
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Mortgage	322,179	-	100.0%
Commercial	193,192	-	100.0%
Consumer	112,757	-	100.0%
Auto	191,015	-	100.0%
	819,143	-	100.0%

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	1,130,964	-	100.0%
Commercial	212,866	-	100.0%
Consumer	8,539	-	100.0%
Auto	41,571	-	100.0%
	1,393,940	-	100.0%
Total acquired Scotiabank loans, net	2,213,083	-	100.0%
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,141	2,546	-15.9%
Consumer	20,794	23,988	-13.3%
Auto	135	4,435	-97.0%
	23,070	30,969	-25.5%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(1,573)	(2,062)	-23.7%
	21,497	28,907	-25.6%
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	411,531	492,890	-16.5%
Commercial	117,694	182,319	-35.4%
Auto	1,790	14,403	-87.6%
	531,015	689,612	-23.0%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(17,036)	(42,010)	-59.4%
	513,979	647,602	-20.6%
Total acquired BBVAPR loans, net	535,476	676,509	-20.8%
Acquired Eurobank loans:
Mortgage	48,617	63,392	-23.3%
Commercial	29,041	47,826	-39.3%
Consumer	724	846	-14.4%
	78,382	112,064	-30.1%
Allowance for loan and lease losses on Eurobank loans	(14,459)	(24,971)	-42.1%
Total acquired Eurobank loans, net	63,923	87,093	-26.6%
Total acquired loans, net	2,812,482	763,602	268.3%
Total held for investment, net	6,622,256	4,421,226	49.8%
Mortgage loans held for sale	19,591	10,368	89.0%
Total loans, net	$6,641,847	$4,431,594	49.9%

Oriental’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated among acquired Scotiabank PR & USVI loans, acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC, which were terminated by the first quarter of 2017.

As shown in Table 5 above, total loans, net, amounted to $6.642 billion at December 31, 2019 and $4.432 billion at December 31, 2018. The loan portfolio increase was mainly attributable to the $2.2 billion in loans acquired in the Scotiabank PR & USVI Acquisition. Oriental’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $577.4 million (14.9% of the gross originated loan portfolio) compared to $668.8 million (17.9% of the gross originated loan portfolio) at December 31, 2018. Mortgage loan production totaled $92.8 million for 2019, which represents a decrease of 22.5% from $119.7 million for 2018. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $10.8 million and $19.7 million at December 31, 2019 and December 31, 2018, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.667 billion (42.9% of the gross originated loan portfolio) compared to $1.598 billion (42.7% of the gross originated loan portfolio) at December 31, 2018. Commercial loan production, including the U.S. loan program production of $112.8 million decreased 13.9% to $519.6 million for 2019, from $603.5 million for 2018.

•         Consumer loan portfolio amounted to $361.6 million (9.3% of the gross originated loan portfolio) compared to $349.0 million (9.3% of the gross originated loan portfolio) at December 31, 2018. Consumer loan production increased 8.4% to $178.7 million for 2019 from $164.9 million for 2018.

•         Auto and leasing portfolio amounted to $1.278 billion (32.9% of the gross originated loan portfolio) compared to $1.130 million (30.1% of the gross originated loan portfolio) at December 31, 2018. Auto production continued strong at $508.2 million for 2019, compared to $523.4 million for 2018.

The following table summarizes the remaining contractual maturities of Oriental’s total gross loans, excluding loans accounted for under ASC 310-30, segmented to reflect cash flows as of December 31, 2019.  Contractual maturities do not necessarily reflect the period of resolution of a loan, considering prepayments.

		Maturities
		One Year or Less	From One to
			Five Years		After Five Years
	Balance Outstanding at December 31, 2019		Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
	(In thousands)
Originated and other loans:
Mortgage	$577,416	$1,577	$9,150	$-	$566,689	$-
Commercial	1,667,494	1,155,416	434,726	-	77,352	-
Consumer	361,638	40,854	231,041	-	89,743	-
Auto and leasing	1,277,732	22,969	598,568	-	656,195	-
Total	$3,884,280	$1,220,816	$1,273,485	$-	$1,389,979	$-

Acquired Scotiabank loans accounted under ASC 310-20
Mortgage	$322,179	$940	$1,604	$-	$319,635	$-
Commercial	193,192	177,024	14,041	-	2,127	-
Consumer	112,757	80,758	27,394	-	4,605	-
Auto and leasing	191,015	6,324	130,505	-	54,186	-
Total	$819,143	$265,046	$173,544	$-	$380,553	$-

Acquired BBVAPR loans accounted under ASC 310-20
Commercial	$2,141	$2,141	$-	$-	$-	$-
Consumer	20,794	20,794	-	-	-	-
Auto	135	135	-	-	-	-
Total	$23,070	$23,070	$-	$-	$-	$-

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	December 31, 2019
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$7,673	$201	2.62%	$7,378	$155	2.10%	$66,542	$1,568	2.36%
90 - 119 days	53	4	7.55%	-	-	0.00%	1,666	300	18.01%
120 - 179 days	-	-	0.00%	-	-	0.00%	684	97	14.18%
180 - 364 days	65	8	12.31%	-	-	0.00%	1,214	151	12.44%
365+ days	24	3	12.50%	280	26	9.29%	5,410	446	8.24%
Total	$7,815	$216	2.76%	$7,658	$181	2.36%	$75,516	$2,562	3.39%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.20%			0.20%			1.93%
Refinanced or Modified Loans:
Amount	$2,113	$185	8.76%	$567	$44	7.76%	$26,523	$2,108	7.95%
Percentage of Higher-Risk Loan Category	27.04%			7.40%			35.12%
Loan-to-Value Ratio:
Under 70%	$5,180	$122	2.36%	$1,508	$25	1.66%	$-	$-	-
70% - 79%	598	28	4.68%	1,434	23	1.60%	-	-	-
80% - 89%	1,747	37	2.12%	3,347	55	1.64%	-	-	-
90% and over	290	29	10.00%	1,369	78	5.70%	75,516	2,562	3.39%
	$7,815	$216	2.76%	$7,658	$181	2.36%	$75,516	$2,562	3.39%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans. Only originated loans.

Deposits from the Puerto Rico government totaled $278.7 million at December 31, 2019. The following table includes the maturities of Oriental's lending and investment exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

December 31, 2019
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
	(In thousands)
Public corporations	$4,167	$4,167	$-	$-
Municipalities	129,871	64,970	115	64,786
Total	$134,038	$69,137	$115	$64,786

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

At December 31, 2019, Oriental’s allowance for loan and lease losses amounted to $116.5 million, a $47.7 million decrease from $164.2 million at December 31, 2018. Decrease was mainly related to the sale of non-performing loans during 2019.

Tables 8 through 10 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At December 31, 2019 and 2018, Oriental had $80.9 million and $119.7 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium).

At December 31, 2019 and 2018, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-performing assets amounted to $103.7 million and $112.9 million, respectively.

At December 31, 2019 and 2018, loans that are current in their monthly payments, but placed in non-accrual amounted to $17.6 million and $21.2 million, respectively.

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

At December 31, 2019, Oriental’s non-performing assets decreased by 26.8% to $118.1 million (1.85% of total assets, excluding acquired loans with deteriorated credit quality) from $161.3 million (2.76% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2018, reflecting the sale of $95.1 million of non-performing loans in 2019. Foreclosed real estate and other repossessed assets amounting to $29.9 million and $3.3 million, respectively, at December 31, 2019, and $33.8 million and $3.0 million, respectively, at December 31, 2018, were recorded at fair value. Oriental does not expect non-performing loans to result in significantly higher losses. At December 31, 2019, the allowance coverage ratio for originated loan and lease losses to non-performing loans was 103.59% (77.38% at December 31, 2018).

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

The following items comprise originated and other loans held for investment non-performing assets:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due. At December 31, 2019, Oriental’s originated non-performing mortgage loans totaled $22.6 million (26.6% of Oriental’s non-performing loans), a 66.6% decrease from $63.7 million (51.1% of Oriental’s non-performing loans) at December 31, 2018.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2019, Oriental’s originated non-performing commercial loans amounted to $39.1 million (46.1% of Oriental’s non-performing loans), a 7.9% decrease from $42.5 million at December 31, 2018 (34.1% of Oriental’s non-performing loans).

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At December 31, 2019, Oriental’s originated non-performing consumer loans amounted to $4.7 million (5.5% of Oriental’s non-performing loans), a 40.2% increase from $3.4 million at December 31, 2018 (2.7% of Oriental’s non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At December 31, 2019, Oriental’s originated non-performing auto loans and leases amounted to $14.2 million (16.8% of Oriental’s total non-performing loans), an increase of 5.5% from $13.5 million at December 31, 2018 (10.8% of Oriental’s total non-performing loans).

Oriental has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-traditional Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing Oriental’s losses on non-performing mortgage loans.

The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, RURAL, PRHFA, conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to FNMA and FHLMC, and conventional loans retained by Oriental. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and Deed In Lieu.

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	December 31,		Variance
	2019	2018	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$8,727	$19,783	-55.9%
Commercial	25,989	30,326	-14.3%
Consumer	16,882	15,571	8.4%
Auto and leasing	31,873	29,508	8.0%
Total allowance balance	$83,471	$95,188	-12.3%
Allowance composition:
Mortgage	10.5%	20.8%
Commercial	31.2%	31.9%
Consumer	20.2%	16.4%
Auto and leasing	38.2%	31.0%
	100.0%	100.0%
Allowance coverage ratio at end of period applicable to:
Mortgage	1.51%	2.96%	-49.0%
Commercial	1.56%	1.90%	-17.9%
Consumer	4.67%	4.46%	4.7%
Auto and leasing	2.49%	2.61%	-4.6%
Total allowance to total originated loans	2.15%	2.54%	-15.4%
Allowance coverage ratio to non-performing loans:
Mortgage	38.70%	31.05%	24.6%
Commercial	66.49%	71.43%	-6.9%
Consumer	359.12%	464.25%	-22.6%
Auto and leasing	223.84%	218.67%	2.4%
Total	103.59%	77.38%	33.9%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)

	December 31,		Variance
	2019	2018	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$4	$22	-81.8%
Consumer	1,564	1,905	-17.9%
Auto	5	135	-96.3%
Total allowance balance	$1,573	$2,062	-23.7%
Allowance composition:
Commercial	0.3%	1.1%
Consumer	99.4%	92.4%
Auto	0.3%	6.6%
	100.0%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.19%	0.86%	-77.9%
Consumer	7.52%	7.94%	-5.3%
Auto	3.70%	3.04%	21.7%
Total allowance to total acquired loans	6.82%	6.66%	2.4%
Allowance coverage ratio to non-performing loans:
Commercial	0.51%	2.32%	-78.0%
Consumer	420.43%	478.64%	-12.2%
Auto	16.67%	67.50%	-75.3%
Total	131.96%	133.20%	-0.9%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	December 31,		Variance
	2019	2018	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$9,376	$15,225	-38.4%
Commercial	6,713	20,641	-67.5%
Auto	947	6,144	-84.6%
Total allowance balance	$17,036	$42,010	-59.4%
Allowance composition:
Mortgage	55.0%	36.2%
Commercial	39.4%	49.1%
Auto	5.6%	14.6%
	100.0%	100.0%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$12,279	$15,382	-20.2%
Commercial	2,180	9,585	-77.3%
Consumer	-	4	-100.0%
Total allowance balance	$14,459	$24,971	-42.1%
Allowance composition:
Mortgage	84.9%	61.6%
Commercial	15.1%	38.4%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Year Ended December 31,
			Variance
	2019	2018	%	2017
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of year	$95,188	$92,718	2.7%	$59,300
Charge-offs	(96,825)	(72,393)	33.7%	(61,856)
Recoveries	23,345	22,802	2.4%	15,390
Provision for loan and lease losses	61,763	52,061	18.6%	79,884
Balance at end of year	$83,471	$95,188	-12.3%	$92,718
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of year	$2,062	$3,862	-46.6%	$4,300
Charge-offs	(1,868)	(2,837)	-34.2%	(4,156)
Recoveries	609	1,334	-54.3%	1,871
Provision (recapture) for loan and lease losses	770	(297)	-359.3%	1,847
Balance at end of year	$1,573	$2,062	-23.7%	$3,862
Acquired loans accounted for under ASC 310-30:
Balance at beginning of year	$42,010	$45,755	-8.2%	$31,056
Provision for loan and lease losses	31,906	1,786	1686.5%	24,681
Allowance de-recognition	(56,880)	(5,531)	928.4%	(9,982)
Balance at end of year	$17,036	$42,010	-59.4%	$45,755

Eurobank loans
Balance at beginning of year	$24,971	$25,174	-0.8%	$21,281
Provision for loan and lease losses	2,353	2,567	-8.3%	6,725
Allowance de-recognition	(12,865)	(2,770)	364.4%	(2,832)
Balance at end of year	$14,459	$24,971	-42.1%	$25,174

Loans acquired in the Scotiabank PR & USVI Acquisition accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium) were recorded on acquisition date at their fair value. Such fair value includes a credit discount which accounts for expected loan losses over the estimated life of these loans. Management will take into consideration this credit discount when determining the necessary allowance for acquired loans that are accounted for under the provisions of ASC 310-20. Considering the short period elapsed from acquisition date, at December 31, 2019 there was no allowance for loan and lease losses recorded for these loans.

Loans acquired in the Scotiabank PR & USVI Acquisition accounted for under ASC 310-30 were recognized at fair value as of December 31, 2019, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at acquisition date. To the extent credit deterioration occurs after the date of acquisition, Oriental would record an allowance for loan and lease losses. Management determined that there was no need to record an allowance for loan and lease losses on loans acquired in the Scotiabank PR & USVI Acquisition accounted for under ASC 310-30 as of December 31, 2019. Considering the short period elapsed from the acquisition date, Oriental does not believe that the difference between cash flows expected to be collected on the loans acquired in the Scotiabank PR & USVI Acquisition accounted for under ASC 310-30 and those anticipated at December 31, 2019 need further assessment.

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Year Ended December 31,
			Variance
	2019	2018	%	2017
	(Dollars in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(18,564)	$(5,297)	250.5%	$(6,623)
Recoveries	1,533	1,047	46.4%	586
Total	(17,031)	(4,250)	300.7%	(6,037)
Commercial
Charge-offs	(12,073)	(6,782)	78.0%	(7,684)
Recoveries	1,104	654	68.8%	1,281
Total	(10,969)	(6,128)	79.0%	(6,403)
Consumer
Charge-offs	(18,910)	(17,629)	7.3%	(13,641)
Recoveries	2,014	1,757	14.6%	1,209
Total	(16,896)	(15,872)	6.5%	(12,432)
Auto
Charge-offs	(47,278)	(42,685)	10.8%	(33,908)
Recoveries	18,694	19,344	-3.4%	12,314
Total	(28,584)	(23,341)	22.5%	(21,594)
Net credit losses
Total charge-offs	(96,825)	(72,393)	33.7%	(61,856)
Total recoveries	23,345	22,802	2.4%	15,390
Total	$(73,480)	$(49,591)	48.2%	$(46,466)
Net credit losses to average loans outstanding:
Mortgage	2.72%	0.63%	331.7%	0.85%
Commercial	0.69%	0.42%	64.3%	0.51%
Consumer	4.50%	4.38%	2.7%	3.81%
Auto	2.33%	2.27%	2.6%	2.63%
Total	1.92%	1.41%	36.2%	1.37%
Recoveries to charge-offs	24.11%	31.50%	-23.5%	24.88%
Average originated loans:
Mortgage	$626,538	671,068	-6.6%	$709,933
Commercial	1,593,828	1,445,379	10.3%	1,255,645
Consumer	375,685	362,231	3.7%	326,482
Auto	1,226,520	1,028,061	19.3%	819,863
Total	$3,822,571	$3,506,739	9.0%	$3,111,923

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Year Ended December 31,
			Variance
	2019	2018	%	2017
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(123)	$(6)	1950.0%	$(132)
Recoveries	6	23	-73.9%	5
Total	(117)	17	-788.2%	(127)
Consumer
Charge-offs	(1,525)	(2,459)	-38.0%	(3,048)
Recoveries	353	480	-26.5%	446
Total	(1,172)	(1,979)	-40.8%	(2,602)
Auto
Charge-offs	(220)	(372)	-40.9%	(976)
Recoveries	250	831	-69.9%	1,420
Total	30	459	-93.5%	444
Net credit losses
Total charge-offs	(1,868)	(2,837)	-34.2%	(4,156)
Total recoveries	609	1,334	-54.3%	1,871
Total	$(1,259)	$(1,503)	-16.2%	$(2,285)
Net credit losses to average loans outstanding:
Commercial	11.85%	-1.23%	-1063.4%	32.82%
Consumer	9.10%	15.02%	-39.4%	4.49%
Auto	-1.85%	-3.78%	-50.9%	-1.15%
Total	8.13%	5.63%	44.5%	2.36%
Recoveries to charge-offs	32.60%	47.02%	-30.7%	45.02%
Average loans accounted for under ASC 310-20:
Commercial	$987	1,379	-28.4%	$387
Consumer	12,877	13,174	-2.3%	57,971
Auto	1,618	12,153	-86.7%	38,587
Total	$15,482	$26,706	-42.0%	$96,945

TABLE 11 — NON-PERFORMING ASSETS

	December 31,		Variance
	2019	2018	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$23,587	$41,679	-43.4%
Other loans	57,336	78,047	-26.5%
Accruing loans
Troubled-Debt Restructuring loans	3,317	4,302	-22.9%
Other loans	500	541	-7.6%
Total non-performing loans	$84,740	$124,569	-32.0%
Foreclosed real estate	29,909	33,768	-11.4%
Other repossessed assets	3,327	2,986	11.4%
	$117,976	$161,323	-26.9%
Non-performing assets to total assets, excluding acquired loans with deteriorated credit quality (including those by analogy)	1.85%	2.76%	-33.0%
Non-performing assets to total capital	11.30%	16.13%	-29.9%

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,518	$3,338	$3,181

TABLE 12 — NON-PERFORMING LOANS

	December 31,		Variance
	2019	2018	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$22,552	$63,717	-64.6%
Commercial	39,089	42,456	-7.9%
Consumer	4,701	3,354	40.2%
Auto and leasing	14,239	13,494	5.5%
	80,581	123,021	-34.5%
Acquired Scotiabank loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,727	-	100.0%
Consumer	214	-	100.0%
Auto	26	-	100.0%
	2,967	-	100.0%
Acquired BBVAPR loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	790	950	-16.8%
Consumer	372	398	-6.5%
Auto	30	200	-85.0%
	1,192	1,548	-23.0%
Total	$84,740	$124,569	-32.0%
Non-performing loans composition percentages:
Originated loans
Mortgage	26.6%	51.1%
Commercial	46.3%	34.1%
Consumer	5.5%	2.7%
Auto and leasing	16.8%	10.8%
Acquired Scotiabank loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	3.2%	0.0%
Consumer	0.3%	0.0%
Acquired BBVAPR loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.9%	0.8%
Consumer	0.4%	0.3%
Auto	0.0%	0.2%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.79%	3.30%	-45.8%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.33%	2.13%	-37.6%
Total capital	8.11%	12.46%	-34.9%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	0.52%	1.16%	-55.17%
Non-performing loans	29.26%	35.30%	-17.1%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	122.98%	59.20%	107.7%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	141.87%	120.67%	17.6%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	December 31,		Variance
	2019	2018	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$1,675,315	$1,105,324	51.6%
NOW accounts	1,903,757	1,086,447	75.2%
Savings and money market accounts	1,836,480	1,212,260	51.5%
Certificates of deposit	2,271,286	1,501,002	51.3%
Total deposits	7,686,838	4,905,033	56.7%
Accrued interest payable	11,772	3,082	282.0%
Total deposits and accrued interest payable	7,698,610	4,908,115	56.9%
Borrowings:
Securities sold under agreements to repurchase	190,274	455,508	-58.2%
Advances from FHLB	78,009	77,620	0.5%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	1,195	1,214	-1.6%
Total borrowings	305,561	570,425	-46.4%
Total deposits and borrowings	8,004,171	5,478,540	46.1%

Other Liabilities:
Derivative liabilities	913	333	174.2%
Acceptances outstanding	21,599	16,937	27.5%
Lease liability	39,840	-	100.0%
Other liabilities	185,660	87,665	111.8%
Total liabilities	$8,252,183	$5,583,475	47.8%
Deposits portfolio composition percentages:
Non-interest bearing deposits	21.8%	22.5%
NOW accounts	24.8%	22.1%
Savings and money market accounts	23.9%	24.7%
Certificates of deposit	29.5%	30.7%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	62.3%	79.9%
Advances from FHLB	25.5%	13.6%
Other term notes	0.4%	0.2%
Subordinated capital notes	11.8%	6.3%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$190,000	$454,723
Daily average outstanding balance	$299,842	$357,086
Maximum outstanding balance at any month-end	$461,954	$457,053

Liabilities and Funding Sources

As shown in Table 13 above, at December 31, 2019, Oriental’s total liabilities were $8.252 billion, 47.8% more than the $5.583 billion reported at December 31, 2018. Deposits and borrowings, Oriental’s funding sources, amounted to $8.004 billion at December 31, 2019 versus $5.479 billion at December 31, 2018, a 46.1% increase.  These increases are attributable to the Scotiabank PR & USVI Acquisition, which increased deposits by $3.0 billion.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At December 31, 2019, borrowings amounted to $305.6 million, representing a decrease of 46.4% when compared with the $570.4 million reported at December 31, 2018. The decrease in borrowings reflect the reduction of $265.2 million in repurchase agreements with the proceeds from the sale of $672.2 million of mortgage-backed securities during 2019 as part of the deleverage in preparation for Scotiabank PR & USVI Acquisition.

On January 1, 2019, Oriental adopted the Accounting Standard Update (“ASU”) No. 2016-02, under the effective date method, which requires lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases prospectively.  At December 31, 2019, the lease liability amounted to $39.8 million, including $18.4 million from the Scotiabank PR & USVI Acquisition.

At December 31, 2019, deposits represented 96% and borrowings represented 4% of interest-bearing liabilities. At December 31, 2019, deposits, the largest category of Oriental’s interest-bearing liabilities, were $7.699 billion, an increase of 56.9% from $4.908 billion at December 31, 2018. Such increase reflects the aforementioned $3.0 million in deposits from the Scotiabank PR & USVI Acquisition, increasing customer deposits by 70.1% to $7.5 billion.

Stockholders’ Equity

At December 31, 2019, Oriental’s total stockholders’ equity was $1.045 billion, a 4.6% increase when compared to $999.9 million at December 31, 2018. This increase in stockholders’ equity reflects increases in retained earnings of $26.6 million, legal surplus of $5.6 million and additional paid-in capital of $2.1 million; and decreases in accumulated other comprehensive loss, net of tax of $10.0 million and treasury stock, at cost, of $1.3 million. Book value per share was $18.75 at December 31, 2019 compared to $17.90 at December 31, 2018.

From December 31, 2018 to December 31, 2019, tangible common equity to total assets decreased from 12.59% to 8.83%, leverage capital ratio decreased from 14.22% to 9.24%, common equity tier 1 capital ratio decreased from 16.78% to 10.78%, tier 1 risk-based capital ratio decreased from 19.20% to 12.49%, and total risk-based capital ratio decreased from 20.48% to 13.76%. The decrease in these ratios reflect an increase of $3.0 billion in total assets mainly from the Scotiabank PR & USVI Acquisition.

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

Capital Rules to Implement Basel III Capital Requirements

Oriental and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to Oriental and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of December 31, 2019, the capital ratios of Oriental and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of December 31, 2019 and 2018, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are the consolidated capital ratios of Oriental under the Basel III capital rules at December 31, 2019 and 2018:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA
	December 31,		Variance
	2019	2018	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,045,478	$999,877	4.6%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	10.78%	16.78%	-35.8%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$735,441	811,707	-9.4%
Minimum common equity tier 1 capital required	$307,099	217,675	41.1%
Minimum capital conservation buffer required	$170,610	90,698	88.1%
Excess over regulatory requirement	$257,732	503,334	-48.8%
Risk-weighted assets	$6,824,413	4,837,214	41.1%
Tier 1 risk-based capital ratio	12.49%	19.20%	-34.9%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$852,311	$928,577	-8.2%
Minimum tier 1 risk-based capital required	$409,465	$290,233	41.1%
Excess over regulatory requirement	$442,846	$638,344	-30.6%
Risk-weighted assets	$6,824,413	$4,837,214	41.1%
Total risk-based capital ratio	13.76%	20.48%	-32.8%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$938,994	$990,499	-5.2%
Minimum total risk-based capital required	$545,953	$386,977	41.1%
Excess over regulatory requirement	$393,041	$603,522	-34.9%
Risk-weighted assets	$6,824,413	$4,837,214	41.1%
Leverage capital ratio	9.24%	14.22%	-35.0%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$852,311	$928,577	-8.2%
Minimum tier 1 capital required	$369,151	$261,125	41.4%
Excess over regulatory requirement	$483,160	$667,452	-27.6%
Tangible common equity to total assets	8.83%	12.59%	-29.9%
Tangible common equity to risk-weighted assets	12.02%	17.13%	-29.8%
Total equity to total assets	11.24%	15.19%	-26.0%
Total equity to risk-weighted assets	15.32%	20.67%	-25.9%
Stock data:
Outstanding common shares	51,398,956	51,293,924	0.2%
Book value per common share	$18.75	$17.90	4.7%
Tangible book value per common share	$15.96	$16.15	-1.1%
Market price at end of period	$23.61	$16.46	43.4%
Market capitalization at end of period	$1,213,529	$844,298	43.7%

	Year Ended December 31,
			Variance
	2019	2018	%	2017
	(Dollars in thousands)
Common dividend data:
Cash dividends declared	$14,367	$11,511	24.8%	$10,553
Cash dividends declared per share	$0.28	$0.25	12.0%	$0.24
Payout ratio	30.43%	16.45%	85.0%	27.91%
Dividend yield	1.19%	1.52%	-21.7%	2.55%

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands, except share or per share information)
Total stockholders' equity	$1,045,478	$999,877
Preferred stock	(92,000)	(92,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(43,185)	(2,480)
Customer relationship intangible	(13,213)	(888)
Other intangibles	(567)	-
Total tangible common equity (non-GAAP)	$820,574	$828,570
Total assets	9,297,661	6,583,352
Goodwill	(86,069)	(86,069)
Core deposit intangible	(43,185)	(2,480)
Customer relationship intangible	(13,213)	(888)
Other intangibles	(567)	-
Total tangible assets	$9,154,627	$6,493,915
Tangible common equity to tangible assets	8.96%	12.76%
Common shares outstanding at end of period	51,398,956	51,293,924
Tangible book value per common share	$15.96	$16.15

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

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	December 31,		Variance
	2019	2018	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$735,441	$811,707	-9.4%
Additional tier 1 capital	116,870	116,870	0.0%
Tier 1 capital	852,311	928,577	-8.2%
Additional Tier 2 capital	86,683	61,922	40.0%
Total risk-based capital	$938,994	$990,499	-5.2%
Risk-weighted assets:
Balance sheet items	$6,405,039	$4,641,998	38.0%
Off-balance sheet items	419,374	195,216	114.8%
Total risk-weighted assets	$6,824,413	$4,837,214	41.1%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	10.78%	16.78%	-35.8%
Tier 1 capital (minimum required - 6%)	12.49%	19.20%	-34.9%
Total capital (minimum required - 8%)	13.76%	20.48%	-32.8%
Leverage ratio (minimum required - 4%)	9.24%	14.22%	-35.0%
Equity to assets	11.24%	15.19%	-26.0%
Tangible common equity to assets	8.83%	12.59%	-29.9%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2019 and 2018:

	December 31,		Variance
	2019	2018	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	11.94%	18.40%	-35.1%
Actual common equity tier 1 capital	$813,444	$887,918	-8.4%
Minimum capital requirement (4.5%)	$306,542	$217,120	41.2%
Minimum capital conservation buffer requirement (1.875%)	$170,301	$90,467	88.2%
Minimum to be well capitalized (6.5%)	$442,783	$313,618	41.2%
Tier 1 Capital to Risk-Weighted Assets	11.94%	18.40%	-35.1%
Actual tier 1 risk-based capital	$813,444	$887,918	-8.4%
Minimum capital requirement (6%)	$408,723	$289,494	41.2%
Minimum to be well capitalized (8%)	$544,964	$385,992	41.2%
Total Capital to Risk-Weighted Assets	13.21%	19.68%	-32.9%
Actual total risk-based capital	$899,844	$949,596	-5.2%
Minimum capital requirement (8%)	$544,964	$385,992	41.2%
Minimum to be well capitalized (10%)	$681,205	$482,490	41.2%
Total Tier 1 Capital to Average Total Assets	8.85%	13.68%	-35.3%
Actual tier 1 capital	$813,444	$887,918	-8.4%
Minimum capital requirement (4%)	$367,537	$259,547	41.6%
Minimum to be well capitalized (5%)	$459,421	$324,434	41.6%

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At December 31, 2019 and 2018, Oriental’s market capitalization for its outstanding common stock was $1.214 billion ($23.61 per share) and $844.3 million ($16.46 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2019
December 31, 2019	$23.61	$20.00	$0.07
September 30, 2019	$24.20	$19.84	$0.07
June 30, 2019	23.77	$18.78	$0.07
March 31, 2019	$21.24	$16.37	$0.07
2018
December 31, 2018	$18.56	$14.93	$0.07
September 30, 2018	$17.60	$14.45	$0.06
June 30, 2018	$14.75	$10.60	$0.06
March 31, 2018	$12.05	$8.60	$0.06
2017
December 31, 2017	$10.25	$7.90	$0.06
September 30, 2017	$10.40	$8.40	$0.06
June 30, 2017	$12.03	$9.19	$0.06
March 31, 2017	$13.80	$10.90	$0.06

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. There were no repurchases during the year ended December 31, 2019.

At December 31, 2019, the number of shares that may yet be purchased under such program is estimated at 327,440   and was calculated by dividing the remaining balance of $7.7 million by $23.61  (closing price of Oriental's common stock at December 31, 2019).

Contractual Obligations and Commercial Commitments

As disclosed in the notes to the consolidated financial statements, Oriental has certain obligations and commitments to make future payments under contracts. At December 31, 2019, the aggregate contractual obligations and commercial commitments, excluding accrued interest and unamortized premiums (discounts), are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
CONTRACTUAL OBLIGATIONS:	(In thousands)
Securities sold under agreements to repurchase	$190,000	$190,000	$-	$-	$-
Advances from FHLB	77,849	31,955	8,517	33,018	4,359
Subordinated capital notes	35,000	-	-	-	35,000
Annual rental commitments under noncancelable operating leases	50,109	10,823	15,769	10,159	13,358
Certificates of deposits	2,271,286	1,195,979	907,453	167,854	-
Total	$2,624,244	$1,428,757	$931,739	$211,031	$52,717

Loan commitments, which represent unused lines of credit, increased to $853.1 million at December 31, 2019 as compared to $541.4 million in December 31, 2018, while letters of credit provided to customers, increased  to $49.4 million as compared to $24.2 million at December 31, 2018, mostly as a result of the commitments and letters of credit assumed as part of the Scotiabank PR & USVI Acquisition, which amounted to $152.3 million and $7.7 million, respectively at December 31, 2019. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. Oriental evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Oriental upon extension of credit, is based on management’s credit evaluation of the customer. Loans sold with recourse at December 31, 2019 and 2018 amounted to $147.4 million and $5.4 million, respectively.  The increase was mainly from the Scotiabank PR & USVI Acquisition.

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

QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations:

TABLE 17 — SELECTED QUARTERLY FINANCIAL DATA:

	March 31,	June 30,	September 30,	December 31,	Total
	2019	2019	2019	2019	2019
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$94,710	$94,255	$93,655	$91,175	$373,795
Interest expense	12,921	13,170	12,945	11,966	51,002
Net interest income	81,789	81,085	80,710	79,209	322,793
Provision for loan and lease losses	12,249	17,705	43,770	23,068	96,792
Net interest income after provision for loan and lease losses	69,540	63,380	36,940	56,141	226,001
Non-interest income	17,656	22,948	22,178	19,711	82,493
Non-interest expenses	52,152	51,452	50,727	78,913	233,244
Income before taxes	35,044	34,876	8,391	(3,061)	75,250
Income tax expense	11,574	10,897	1,008	(2,070)	21,409
Net income	23,470	23,979	7,383	(991)	53,841
Less: dividends on preferred stock	(1,628)	(1,628)	(1,628)	(1,628)	(6,512)
Income available to common shareholders	$21,842	$22,351	$5,755	$(2,619)	$47,329
PER SHARE DATA:
Basic	$0.43	$0.44	$0.11	$(0.05)	$0.92
Diluted	$0.42	$0.43	$0.11	$(0.05)	$0.92

	March 31,	June 30,	September 30,	December 31,	Total
	2018	2018	2018	2018	2018
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$83,170	$88,006	$94,137	$95,106	$360,419
Interest expense	9,176	10,418	11,860	13,071	44,525
Net interest income	73,994	77,588	82,277	82,035	315,894
Provision for loan and lease losses	15,460	14,747	14,601	11,300	56,108
Net interest income after provision for loan and lease losses	58,534	62,841	67,676	70,735	259,786
Non-interest income	18,514	18,703	18,620	24,258	80,095
Non-interest expenses	52,121	52,300	50,941	51,719	207,081
(Loss) income before taxes	24,927	29,244	35,355	43,274	132,800
Income tax expense (benefit)	8,010	9,595	12,255	18,530	48,390
Net (loss) income	16,917	19,649	23,100	24,744	84,410
Less: dividends on preferred stock	(3,465)	(3,465)	(3,466)	(1,628)	(12,024)
(Loss) income available to common shareholders	$13,452	$16,184	$19,634	$23,116	$72,386
PER SHARE DATA:
Basic	$0.31	$0.36	$0.45	$0.47	$1.59
Diluted	$0.30	$0.35	$0.42	$0.45	$1.52

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

These simulations are complex and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at December 31, 2019 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$20,415	4.63%	$21,593	4.71%
+ 100 Basis points	$10,935	2.48%	$11,573	2.52%
- 100 Basis points	$(12,085)	-2.74%	$(12,742)	-2.78%
- 200 Basis points	$(23,052)	-5.22%	$(24,291)	-5.29%

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of December 31, 2019.

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

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowing transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $907 thousand (notional amount of $32.0 million) was recognized at December 31, 2019 related to the valuation of these swaps.

In addition, Oriental has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable-rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which Oriental enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At December 31, 2019, Oriental did not have interest rate swaps offered to clients not designated as hedging instruments.

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of December 31, 2019, Oriental had $32.0 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $32.0 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for Oriental is its lending activities. In Puerto Rico, Oriental’s principal market, economic conditions are very challenging, as they have been for the last twelve years, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s fiscal and liquidity crisis, and the payment defaults on various Puerto Rico government bonds, with severe austerity measures expected for the Puerto Rico government to be able to restructure its debts under the supervision of the federally-created Fiscal Oversight and Management Board for Puerto Rico. In addition, as was demonstrated with January 2020 earthquakes and with hurricanes Irma and Maria during the month of September 2017, Puerto Rico is susceptible to natural disasters, such as hurricanes and earthquakes, which can have a disproportionate impact on Puerto Rico because of the logistical difficulties of bringing relief to an island far from the United States mainland. Moreover, the Puerto Rico government's fiscal challenges and Puerto Rico's unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing Oriental's loans may suffer significant damages.

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

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of December 31, 2019, Oriental had $190.0 million in repurchase agreements, excluding accrued interest, and $243.5 million in brokered deposits.

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

As of December 31, 2019, Oriental had approximately $851.3 million in unrestricted cash and cash equivalents, $675.5 million in investment securities that are not pledged as collateral, and $983.0 million in borrowing capacity at the FHLB-NY.

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

As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of Oriental’s internal control over financial reporting as of December 31, 2019. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

On December 31, 2019, Oriental purchased from the BNS all outstanding common stock of Scotiabank de Puerto Rico (“SBPR”), U.S. Virgin Islands banking operations of BNS, and certain loans from BNS’s Puerto Rico branch, all collectively referred to as the “Scotiabank PR & USVI Acquisition”.  As allowed by guidance of the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of Oriental's internal control over financial reporting as of December 31, 2019, Scotiabank PR & USVI with total assets of $3.6 billion and liabilities of $3.1 billion, included in Oriental’s consolidated financial statements as of December 31, 2019.

Based on its assessment, management has concluded that Oriental maintained effective internal control over financial reporting as of December 31, 2019 based on the COSO Criteria.

The effectiveness of Oriental’s internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, Oriental’s independent registered public accounting firm, as stated in their report dated March 2, 2020.

By:	/s/ José Rafael Fernández	By:	/s/ Maritza Arizmendi
José Rafael Fernández		Maritza Arizmendi
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
Date: March 2, 2020		Date: March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OFG Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the consolidated financial statements and the related notes (collectively, the consolidated financial statements) of OFG Bancorp and subsidiaries (the Company) as of December 31, 2019 and 2018, as listed in the accompanying index.  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the allowance for loan and lease losses related to originated loans collectively evaluated for impairment

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for loan and lease losses related to originated loans collectively evaluated for impairment (ALLL) was $68.4 million of a total allowance and loan and lease losses of $116.5 million as of December 31, 2019.  The ALLL estimate consists of both quantitative and qualitative loss components. The Company estimates the quantitative component of the ALLL for the commercial, consumer, and auto loan and leasing portfolio segments by applying loss factors that are developed considering the Company’s historical loss experience over a look back period as adjusted for an estimated loss emergence period.  For the commercial loan segment these are also based on assigned loan grades.  For the residential mortgage loan portfolio the methodology incorporates probability of default (PD) and loss given default (LGD) assumptions to determine the applicable loss factors.  Qualitative adjustments to such loss factors are made when internal and external factors are identified that are not taken into account by the quantitative component of the ALLL.

We identified the assessment of the ALLL as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry.  Specifically, complex and subjective auditor judgment was required to assess the (1) methodologies and data used to derive the quantitative loss factors, (2) key assumptions including how loans with similar risk characteristics are segmented, the historical look back periods and the loss emergence periods, (3) loan grades assigned to commercial loans, and (4) development and evaluation of qualitative adjustments.

The primary procedures we performed to address the critical audit matter included the following.  We tested certain internal controls over the Company’s ALLL process, including controls related to the (1) development of the ALLL methodology, (2) determination of the key factors and assumptions used to estimate the loss factors, (3) periodic testing of commercial loan grades, (4) determination of the qualitative adjustments, and (5) analysis of the ALLL results, trends and ratios. We evaluated the pooling of loans with similar risk characteristics, including loan mix and levels of delinquencies, non-performing loans, and net charge-offs.  We tested the relevance of sources of internal and external data and key assumptions, including the historical look back periods, by evaluating (1) if loss data in the historical look back period was representative of the credit characteristics of the current portfolio, and (2) the sufficiency of loss data within the historical look back period.  We assessed the appropriateness of the loss emergence period assumptions by considering the Company’s credit risk policies and observable loss data.

In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in evaluating:

−      the Company’s ALLL methodology for compliance with U.S. generally accepted accounting principles,

−      the resulting quantitative loss factors, including key assumptions,

−      the appropriateness of loan portfolio segmentation,

−      the framework used to develop the resulting qualitative factors and the effect of those factors on the ALLL compared with relevant credit risk factors and credit trends, and

−      individual loan grades for a selection of commercial loans.

Assessment of the allowance for loan losses and interest income related to the acquired loan portfolios

As discussed in Notes 1, 6 and 7 to the consolidated financial statements, the Company accounts for certain acquired loans with evidence of deterioration in credit quality since origination (purchased credit impaired or PCI loans) under FASB ASC Topic 310-30 (ASC 310-30).  The Company’s allowance for loan losses related to PCI loans (the ASC 310-30 ALL) was $31.5 million of the total allowance of loan and lease losses of $116.5 million as of December 31, 2019.  Interest income on PCI loans amounted to $45.1 million during the year ended December 31, 2019, excluding the acquired loans from the Scotiabank & USVI acquisition.  The Company’s PCI loans predominantly consist of pools of commercial and mortgage loans.  The recognition of the ASC 310-30 ALL and interest income on the PCI loans is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected from scheduled customer repayments, collateral values, foreclosures or other collection efforts. The Company’s determines cash flows expected to be collected from PCI loans using assumptions including probability of default (PD), loss severity, assigned loan grades for commercial loans, and prepayment rates for mortgage loans.  The Company performs a quarterly evaluation of actual versus expected cash flows and assesses the credit quality of these loans based on delinquency, severity factors and loan grades on commercial loans.

We identified the assessment of the ASC 310-30 ALL and interest income on PCI loans as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment. Specifically, complex and subjective auditor judgement was required to assess the (1) methodology to derive the expected cash flows, and (2) key assumptions including the PD, loss severity and assigned loan grades for commercial loans.

The primary procedures we performed to address the critical audit matter included the following.  We tested certain internal controls over the Company’s ASC 310-30 ALL process and the process for recognizing interest income on PCI loans, including controls related to the (1) development of the ASC 310-30 methodology, (2) determination of key assumptions used to develop the cash flows expected to be collected, and (3) measurement of the ASC 310-30 ALL estimate and interest income on PCI loans.  We tested the relevance and reliability of inputs and key assumptions, including the PD and loss severity assumptions, loan grades on commercial loans and whether additional factors and alternative assumptions should be used.

In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in evaluating:

−      the Company’s ASC 310-30 methodology for compliance with U.S. generally accepted accounting principles,

−      for a selection of pools, the Company’s cash flow backtesting results, and the benchmarking of expected cash flows developed by the Company against expected cash flows developed by an external specialist, and

−      the individual loan grades for a selection of commercial loans.

Assessment of the fair value measurements of acquired loans and core deposit intangibles in the Scotiabank & USVI Acquisition

As discussed in Note 2 to the consolidated financial statements, on December 31, 2019, the Company completed the acquisition of Scotiabank de Puerto Rico (SBPR) and certain assets and liabilities of The Bank of Nova Scotia – Puerto Rico Branch and The Bank of Nova Scotia – Virgin Islands Branch (the “Scotiabank PR & USVI Acquisition”).  The acquisition was accounted for as a business combination using the acquisition method of accounting.  Accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values at the acquisition date. The acquisition date fair value of the acquired loans was $2.2 billion, primarily consisting of loans valued in loan pools (acquired loan pools) and the acquisition date fair value of the core deposit intangible (CDI) was $41.5 million. The fair value of acquired loans was based on the income approach utilizing a discounted cash flow methodology that used projections of interest and principal payments based on loan contractual terms, and applying certain valuation assumptions, including probability of default rates, loss severity, discount rates, and prepayment rates. The fair value of the CDI was estimated by projecting net cash flow benefits, including assumptions related to customer attrition rates, discount rate, and alternative costs of funds.

We identified the assessment of the fair value measurements of acquired loan pool and CDI acquired as part of the Scotiabank PR & USVI Acquisition as a critical audit matter. The assessment encompassed the evaluation of the fair value methodologies for acquired loan pools and CDI, including the assumptions used in the fair value estimates. The valuation assumptions for acquired loan pools related to probability of default rates, loss severity and discount rates, and the valuation assumptions for the CDI related to discount rate and alternative cost of funds rate. These assumptions involved significant measurement uncertainty and required specialized skills and knowledge to evaluate.  Additionally, there was auditor judgment involved in designing and performing audit procedures in order to evaluate and test these key assumptions.

The primary procedures we performed to address the critical audit matter included testing certain internal controls over the (1) development of the fair value methodologies, (2) determination of the key assumptions for acquired loan pools and CDI and (3) analysis of the fair value measurement results. We involved valuation professionals with specialized skills and knowledge, who assisted in:

−      evaluating the valuation methodologies for compliance with U.S. generally accepted accounting principles,

−      developing an estimate of fair value for a selection of acquired loan pools using the loan contractual terms and independently developed assumptions used by other market participants, and compared the results to the Company’s estimate of fair value,

−      evaluating the CDI valuation assumptions by comparing those assumptions it against publicly available market data used by other market participants, and

−      developing an estimate of the fair value for the CDI using the Company’s cash flow assumptions and independently developed assumptions used by other market participants and compared the results to the Company’s estimate of fair value.

/s/    KPMG LLP

San Juan, Puerto Rico
March 2, 2020

We have served as the Company’s auditor since 2005.

Stamp No. E392164 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OFG Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited OFG Bancorp and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired from The Bank of Nova Scotia (BNS) all outstanding common stock of Scotiabank de Puerto Rico, the U.S. Virgin Island banking operations of BNS, and certain loans and liabilities from BNS’s Puerto Rico branch (collectively, “Scotiabank PR & USVI). Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Scotiabank PR & USVI’s internal control over financial reporting associated with total assets of $3.5 billion and total liabilities of $$3.1 billion included in the consolidated financial statements of the Company as of December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Scotiabank PR & USVI.

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

March 2, 2020

Stamp No. E392163 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report

	December 31,
	2019	2018
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$844,532	$442,103
Money market investments	6,775	4,930
Total cash and cash equivalents	851,307	447,033
Restricted cash	1,450	3,030
Investments:
Trading securities, at fair value, with amortized cost of $182 (December 31, 2018 - $647)	37	360
Investment securities available-for-sale, at fair value, with amortized cost of $1,074,475 (December 31, 2018 - $854,511)	1,074,169	841,857
Investment securities held-to-maturity, at amortized cost, with fair value of $410,353 at December 31, 2018	-	424,740
Federal Home Loan Bank (FHLB) stock, at cost	13,048	12,644
Other investments	560	3
Total investments	1,087,814	1,279,604
Loans:
Loans held-for-sale, at lower of cost or fair value	19,591	10,368
Loans held for investment, net of allowance for loan losses of $116,539 (December 31, 2018 - $164,231)	6,622,256	4,421,226
Total loans	6,641,847	4,431,594
Other assets:
Foreclosed real estate	29,909	33,768
Accrued interest receivable	37,120	34,254
Deferred tax asset, net	176,740	113,763
Premises and equipment, net	81,105	68,892
Customers' liability on acceptances	21,599	16,937
Core deposit, customer relationship and other intangibles	56,965	3,369
Servicing assets	50,779	10,716
Derivative assets	6	347
Goodwill	86,069	86,069
Operating lease right-of-use assets	39,112	-
Other assets	135,839	53,976
Total assets	$9,297,661	$6,583,352

The accompanying notes are an integral part of these consolidated financial statements

	December 31,
	2019	2018
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,579,115	$2,191,802
Savings accounts	1,836,480	1,212,259
Time deposits	2,283,015	1,504,054
Total deposits	7,698,610	4,908,115
Borrowings:
Securities sold under agreements to repurchase	190,274	455,508
Advances from FHLB	78,009	77,620
Subordinated capital notes	36,083	36,083
Other borrowings	1,195	1,214
Total borrowings	305,561	570,425
Other liabilities:
Derivative liabilities	913	333
Acceptances executed and outstanding	21,599	16,937
Operating lease liabilities	39,840	-
Accrued expenses and other liabilities	185,660	87,665
Total liabilities	8,252,183	5,583,475
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2018 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 51,398,956 shares outstanding (December 31, 2018 - $59,885,234;
51,293,924)	59,885	59,885
Additional paid-in capital	621,515	619,381
Legal surplus	95,779	90,167
Retained earnings	279,646	253,040
Treasury stock, at cost, 8,486,278 shares (December 31, 2018 - 8,591,310 shares)	(102,339)	(103,633)
Accumulated other comprehensive loss, net of tax of $206 (December 31, 2018 - $1,677)	(1,008)	(10,963)
Total stockholders’ equity	1,045,478	999,877
Total liabilities and stockholders’ equity	$9,297,661	$6,583,352

The accompanying notes are an integral part of these consolidated financial statements

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Interest income:
Loans	$339,875	$321,381	$312,421
Mortgage-backed securities	19,854	31,190	26,994
Investment securities and other	14,066	7,848	6,232
Total interest income	373,795	360,419	345,647
Interest expense:
Deposits	39,355	32,953	30,298
Securities sold under agreements to repurchase	7,423	7,794	7,223
Advances from FHLB and other borrowings	2,212	1,875	2,398
Subordinated capital notes	2,012	1,903	1,556
Total interest expense	51,002	44,525	41,475
Net interest income	322,793	315,894	304,172
Provision for loan losses, net	96,792	56,108	113,139
Net interest income after provision for loan and lease losses	226,001	259,786	191,033
Non-interest income:
Banking service revenue	42,866	43,638	39,468
Wealth management revenue	26,224	25,934	25,790
Mortgage banking activities	4,275	4,767	4,050
Total banking and financial service revenues	73,365	74,339	69,308

FDIC shared-loss benefit, net	-	-	1,403
Net gain on:
Sale of securities	8,274	-	6,896
Derivatives	-	-	132
Early extinguishment of debt	(7)	-	(80)
Bargain purchase from Scotiabank PR & USVI acquisition	315	-	-
Other non-interest income	546	5,756	1,028
Total non-interest income, net	82,493	80,095	78,687
The accompanying notes are an integral part of these consolidated financial statements

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	82,533	76,524	79,751
Occupancy, equipment and infrastructure costs	30,052	33,084	32,557
Merger and restructuring charges	24,054	-	-
Electronic banking charges	21,244	21,234	19,322
Professional and service fees	14,629	12,442	12,406
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	11,498	13,552	12,626
Information technology expenses	9,865	8,227	8,010
Taxes, other than payroll and income taxes	8,749	9,017	9,187
Advertising, business promotion, and strategic initiatives	5,208	5,084	5,616
Loan servicing and clearing expenses	4,853	4,810	4,693
Communication	3,315	3,447	3,415
Insurance	3,309	6,249	5,223
Printing, postage, stationary and supplies	2,468	2,217	2,437
Director and investor relations	1,216	1,089	1,072
Other	10,251	10,105	5,316
Total non-interest expense	233,244	207,081	201,631
Income before income taxes	75,250	132,800	68,089
Income tax expense	21,409	48,390	15,443
Net income	53,841	84,410	52,646
Less: dividends on preferred stock	(6,512)	(12,024)	(13,862)
Income available to common shareholders	$47,329	$72,386	$38,784
Earnings per common share:
Basic	$0.92	$1.59	$0.88
Diluted	$0.92	$1.52	$0.88
Average common shares outstanding and equivalents	51,719	51,349	51,096
Cash dividends per share of common stock	$0.28	$0.25	$0.24

The accompanying notes are an integral part of these consolidated financial statements

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Net income	$53,841	$84,410	$52,646
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	20,622	(9,651)	2,276
Realized gain on sale of securities available-for-sale	(8,274)	-	(6,896)
Unrealized (loss) gain on cash flow hedges	(921)	524	494
Other comprehensive income (loss) before taxes	11,427	(9,127)	(4,126)
Income tax effect	(1,472)	1,113	(419)
Other comprehensive income (loss) after taxes	9,955	(8,014)	(4,545)
Comprehensive income	$63,796	$76,396	$48,101

The accompanying notes are an integral part of these consolidated financial statements

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Preferred stock:
Balance at beginning of year	$92,000	$176,000	$176,000
Conversion of convertible preferred stock to common stock	-	(84,000)	-
Balance at end of year	92,000	92,000	176,000
Common stock:
Balance at beginning of year	59,885	52,626	52,626
Conversion of convertible preferred stock to common stock	-	7,259	-
Balance at end of year	59,885	59,885	52,626
Additional paid-in capital:
Balance at beginning of year	619,381	541,600	540,948
Stock-based compensation expense	2,134	1,401	1,109
Stock-based compensation excess tax benefit recognized in income	-	-	(99)
Lapsed restricted stock units	-	(361)	(358)
Conversion of convertible preferred stock to common stock	-	76,741	-
Balance at end of year	621,515	619,381	541,600
Legal surplus:
Balance at beginning of year	90,167	81,454	76,293
Transfer from retained earnings	5,612	8,713	5,161
Balance at end of year	95,779	90,167	81,454
Retained earnings:
Balance at beginning of year	253,040	200,878	177,808
Topic 842 adoption	(736)	-	-
Net income	53,841	84,410	52,646
Cash dividends declared on common stock	(14,375)	(11,511)	(10,553)
Cash dividends declared on preferred stock	(6,512)	(12,024)	(13,862)
Transfer to legal surplus	(5,612)	(8,713)	(5,161)
Balance at end of year	279,646	253,040	200,878
Treasury stock:
Balance at beginning of year	(103,633)	(104,502)	(104,860)
Lapsed restricted stock units and options	1,294	869	358
Balance at end of year	(102,339)	(103,633)	(104,502)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of year	(10,963)	(2,949)	1,596
Other comprehensive income (loss), net of tax:	9,955	(8,014)	(4,545)
Balance at end of year	(1,008)	(10,963)	(2,949)
Total stockholders’ equity	$1,045,478	$999,877	$945,107

The accompanying notes are an integral part of these consolidated financial statements

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$53,841	$84,410	$52,646
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value premiums on acquired loans	4,624	4,605	3,537
Amortization of investment securities premiums, net of accretion of discounts	4,956	5,753	7,865
Amortization of core deposit and customer relationship intangibles	1,170	1,319	1,473
Net change in operating leases	(75)	-	-
FDIC shared-loss benefit	-	-	(1,403)
Depreciation and amortization of premises and equipment	8,513	8,898	8,986
Deferred income tax (benefit) expense, net	(4,068)	14,772	(3,658)
Provision for loan losses, net	96,792	56,108	113,139
Stock-based compensation	2,134	1,401	1,109
Stock-based compensation excess tax benefit recognized in income	-	-	(99)
Bargain purchase from Scotiabank PR & USVI acquisition	(315)	-	-
(Gain) loss on:
Sale of securities	(8,274)	-	(6,896)
Sale of loans	(524)	(301)	(955)
Derivatives	-	-	(103)
Early extinguishment of debt	7	-	80
Foreclosed real estate and other repossessed assets	3,145	4,662	5,021
Sale of other assets	(187)	(107)	(539)
Originations of loans held-for-sale	(82,111)	(95,520)	(116,020)
Proceeds from sale of loans held-for-sale	48,991	27,757	75,637
Net (increase) decrease in:
Trading securities	323	(169)	156
Accrued interest receivable	1,904	15,715	(29,742)
Servicing assets	401	(895)	37
Other assets	(1,957)	5,486	13,675
Net increase (decrease) in:
Accrued interest on deposits and borrowings	8,088	1,489	(937)
Accrued expenses and other liabilities	(27,761)	(2,028)	28,431
Net cash provided by operating activities	109,617	133,355	151,440

The accompanying notes are an integral part of these consolidated financial statements

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,734)	(271,639)	(182,054)
FHLB stock	(1,167)	(113,731)	(31,950)
Other investments	(467)	-	-
Maturities and redemptions of:
Investment securities available-for-sale	165,683	120,709	105,169
Investment securities held-to-maturity	-	77,583	88,726
FHLB stock	3,332	115,082	28,748
Proceeds from sales of:
Investment securities available-for-sale	680,466	17,837	256,996
Foreclosed real estate and other repossessed assets, including write-offs	51,481	51,057	40,051
Fully charged-off loans	2,382	-	-
Premises and equipment	2,225	1,668	569
Origination and purchase of loans, excluding loans held-for-sale	(1,217,137)	(1,315,906)	(801,766)
Principal repayment of loans	1,102,805	840,064	699,409
Repayments to FDIC on shared-loss agreements	-	-	(10,125)
Additions to premises and equipment	(12,966)	(11,491)	(6,469)
Outlays for business acquisitions	(425,242)	-	-
Cash and cash equivalents received in Scotiabank PR & USVI Acquisition	492,512	-	-
Net cash provided by (used in) investing activities	$842,173	$(488,767)	$187,304
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(265,162)	100,147	125,991
Securities sold under agreements to repurchase	(264,730)	262,223	(459,815)
FHLB advances, federal funds purchased, and other borrowings	386	(20,816)	(5,741)
Exercise of stock options with treasury shares	1,294	508	-
Dividends paid on preferred stock	(6,509)	(12,024)	(13,862)
Dividends paid on common stock	(14,375)	(12,796)	(10,553)
Net cash (used in) provided by financing activities	$(549,096)	$317,242	$(363,980)
Net change in cash, cash equivalents and restricted cash	402,694	(38,170)	(25,236)
Cash, cash equivalents and restricted cash at beginning of period	450,063	488,233	513,469
Cash, cash equivalents and restricted cash at end of period	$852,757	$450,063	$488,233
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and due from banks	$844,532	$442,103	$478,182
Money market investments	6,775	4,930	7,021
Restricted cash	1,450	3,030	3,030
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$852,757	$450,063	$488,233
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$41,310	$41,318	$40,570
Income taxes paid	$39,375	$17,778	$30
Operating lease liabilities paid	$6,873	$-	$-
Mortgage loans securitized into mortgage-backed securities	$62,764	$74,630	$74,919
Transfer from held-to-maturity securities to available-for-sale securities	$424,740	$-	$-
Transfer from loans to foreclosed real estate and other repossessed assets	$43,915	$47,084	$43,163
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$27,775	$5,795	$33,647
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$49	$1,247	$293
Conversion of convertible preferred stock to common stock	$-	$84,000	$-
Financed sales of foreclosed real estate	$1,091	$2,333	$1,113
Loans booked under the GNMA buy-back option	$75,181	$13,325	$8,268
Cash consideration payable	$5,195	$-	$-
Interest capitalized on loans subject to the temporary payment moratorium	$-	$-	$39,701
Initial recognition of operating lease right-of-use assets	$21,930	$-	$-
Initial recognition of operating lease liabilities	$23,689	$-	$-
The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of OFG Bancorp (Oriental) conform with GAAP and to banking industry practices. The following is a description of Oriental’s most significant accounting policies:

Nature of Operations

Oriental is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. Oriental operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”). Oriental also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). OFG Ventures LLC (“OFG Ventures”), a limited liability corporation, is also a subsidiary of Oriental. Through these subsidiaries and their respective divisions, Oriental provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

The main offices of Oriental and most of its subsidiaries are located in San Juan, Puerto Rico with two branches in the US Virgin Islands. OPC is located in Boca Raton, Florida, and OFG USA is based in Cornelius, North Carolina. Oriental is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.

The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank offers banking services such as commercial and consumer lending, leasing, auto loans, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank has an operating subsidiary, OFG USA, which is a commercial lender organized in Delaware and based in Cornelius, North Carolina. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas and Oriental International, two divisions of the Bank, are international banking entities licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB, Oriental Overseas, and Oriental International offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to persons located in Puerto Rico with assets/liabilities located outside of Puerto Rico. The Bank’s USVI operations are also subject to the supervision, examination and regulation of the US Virgin Islands Banking Board.

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

Oriental’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”) guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA and FHLMC mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio and has a subservicing arrangement with a third party for a portion of its acquired loan portfolio. During 2016, Oriental began servicing most of its mortgage loan portfolio.

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

On December 31, 2019, Oriental purchased from the BNS all outstanding common stock of Scotiabank de Puerto Rico (“SBPR”) for an aggregate purchase price of $550 million. Immediately following the closing of the Scotiabank Acquisition, Oriental merged Scotiabank de Puerto Rico with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. As part of this transaction, Oriental Bank also acquired the U.S. Virgin Islands banking operations of BNS through an acquisition of certain assets and an assumption of certain liabilities for their net book value plus a $10 million premium on deposits, which were settled as part of the final consideration from the acquisition. In addition, Oriental acquired certain loans and assumed certain liabilities, from BNS’s Puerto Rico branch for their net book value which were settled as part of the final consideration from the acquisition. This transaction is referred to as the “Scotiabank PR & USVI Acquisition”.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OFG Bancorp and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Statutory Trust II is exempt from the consolidation requirements of GAAP.

Business Combinations

Oriental accounted for the Scotiabank PR & USVI Acquisition, BBVAPR Acquisition and the FDIC-assisted acquisition of Eurobank under the accounting guidance of ASC Topic No. 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets and liabilities acquired were initially recorded at fair value. No allowance for loan losses related to the acquired loans was recorded on the acquisition date. Loans acquired were recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. These fair value estimates associated with the loans included estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. The initial valuation of these loans required management to make subjective judgments concerning estimates about how the acquired loans would perform in the future using valuation methods, including discounted cash flow analyses. Factors that may significantly affect the initial valuation include, among others, market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the timing of foreclosure and liquidation of collateral, expected prepayment rates, the specific terms and provisions of any shared-loss agreements, and specific industry and market conditions that may impact independent third-party appraisals.

The fair values initially assigned to assets acquired and liabilities assumed are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for loan and lease losses, the valuation of securities, revisions to expected cash flows in acquired loans, the determination of income taxes, other-than-temporary impairment of securities, and goodwill valuation and impairment assessment.

Cash Equivalents

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less.

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

There were no transfers in and/or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the years ended December 31, 2019, 2018, and 2017. Oriental’s policy is to recognize transfers at the date of the event or change in circumstances that caused the transfer.

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

Off-Balance Sheet Instruments

In the ordinary course of business, Oriental enters into off-balance sheet instruments consisting of commitments to extend credit, further discussed in Note 27 hereto. Such financial instruments are recorded in the financial statements when these are funded or related fees are incurred or received. Oriental periodically evaluates the credit risks inherent in these commitments and establishes accruals for such risks if and when these are deemed necessary.

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

Oriental follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of loan grades assigned to commercial loans. The provision for loan and lease losses charged to current operations is based on such methodology. Loan and lease losses are charged, and recoveries are credited to the allowance for loan and lease losses on originated and other loans.

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to Oriental.

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that Oriental will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or fair value. Oriental measures for impairment all commercial loans over $500 thousand (i) that are either over 90 days past due or adversely classified, (ii) that are troubled-debt restructurings (each, a "TDR”), or (iii) when deemed necessary by management. The portfolios of mortgage loans, auto and leasing, and consumer loans are considered homogeneous and are evaluated collectively for impairment.

Oriental uses a rating system to apply an overall allowance percentage to each originated and other loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by Oriental over a determined look back period for each segment. The actual loss factor is adjusted by the appropriate loss emergence period as calculated for each portfolio. Then, the adjusted loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: the loan grades assigned to commercial loans; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff, including the bank’s loan review system as graded by regulatory agencies in their last examination; local economic trends and conditions; industry conditions; effects of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current portfolio; and effects of changes in credit concentrations and collateral value.  An additional impact from the historical loss experience is applied based on levels of delinquency, loan classification, FICO score and/or origination date, depending on the portfolio.

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

Oriental has acquired loans in three separate acquisitions, the Scotiabank PR & USVI Acquisition on December 31, 2019, the BBVAPR Acquisition in December 2012 and the FDIC-assisted Eurobank acquisition in April 2010. For each acquisition, Oriental considered the following factors as indicators that an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of ASC 310-30:

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

Acquired Loans Accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium)

Revolving credit facilities such as credit cards, retail and commercial lines of credit and floor plans which are specifically scoped out of ASC 310-30 are accounted for under the provisions of ASC 310-20.  Also, performing auto loans with FICO scores over 660 acquired at a premium in the Scotiabank PR & USVI Acquisition and BBVAPR Acquisition are accounted for under this guidance.  Auto loans with FICO scores below 660 were acquired at a discount and are accounted for under the provisions of ASC 310-30.  The provisions of ASC 310-20 require that any differences between the contractually required loan payments in excess of Oriental’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans acquired in the BBVAPR Acquisition that were accounted for under the provisions of ASC 310-20 which had fully amortized their premium or discount, recorded at the date of acquisition, are removed from the acquired loan category. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with Oriental’s non-accruing policy and any accretion of discount is discontinued. These assets were recorded at estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. Such fair value includes a credit discount which accounts for expected loan losses over the estimated life of these loans. Management takes into consideration this credit discount when determining the necessary allowance for acquired loans that are accounted for under the provisions of ASC 310-20.

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

Cash flows for acquired loans individually accounted for under ASC 310-30 are estimated on a quarterly basis. Based on this evaluation, a determination is made as to whether or not Oriental has a reasonable expectation about the timing and amount of cash flows. Such an expectation includes cash flows from normal customer repayment, collateral value, foreclosure or other collection efforts. Cash flows for acquired loans accounted for on a pooled basis under ASC 310-30 by analogy are also estimated on a quarterly basis. For mortgage and other consumer loans, expected cash flow estimates are calculated based on a model that incorporates a probability of default (PD). For commercial loans, it is based on the same methodology with probability of default and loss assigned to each pool with consideration given for pool make-up, considering individual loan grades for commercial loans.  The probability of default and loss are developed from internally generated historical loss data and are applied to each pool.

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

The quantitative component uses a loss factor for the general reserve of these loans established by considering Oriental’s historical loss experience adjusted for an estimated loss emergence period and the consideration of qualitative factors. Qualitative factors considered are: change in non-performing loans; migration in classification; trends in charge offs; trends in volume of loans; changes in collateral values; changes in risk selections and underwriting standards, and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff, including Oriental’s loan review system; national and local economic trends and industry conditions; and effect of external factors such as competition and regulatory requirements on the level of estimated credit losses. The sum of the adjusted loss experience factors and the qualitative factors will be the general valuation reserve (“GVA”) factor to be used for the determination of the allowance for loan and lease losses in each category.

Originated and Other Loans and Leases Held for Investment and Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Oriental determines the allowance for loan and lease losses by portfolio segment, which consist of mortgage loans, commercial loans, consumer loans, and auto and leasing, as follows:

Mortgage loans: These loans are divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and mortgage secured personal loans. Traditional mortgage loans include loans secured by a dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Mortgage loans are mainly equity lines of credit. The allowance factor on mortgage loans is impacted by the adjusted historical loss factors on the sub-segments and the qualitative factors described above and by delinquency buckets.  The traditional mortgage loan portfolio is further segregated by vintages and then by delinquency buckets. Effective on the fourth quarter of 2018, the calculation of the loss factor was changed from historical loss experience to a probability of default (“PD”) and loss given default (“LGD”) methodology. The PD results from a delinquency migration analysis and the LGD is based on the Bank’s historical loss experience. The segments and sub-segments remained unchanged as well as the qualitative factors adjustments. These changes are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.

Commercial loans:  The commercial portfolio is segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial assets), and loan grades. Quantitative components use a loss factor for the GVA of these loans established by considering Oriental's historical loss experience of each segment adjusted for the loss realization period and the consideration of qualitative factors. The sum of the adjusted loss experience and the qualitative factors is the GVA factor used for the determination of the allowance for loan and lease losses on each segment.

Consumer loans: The consumer portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the adjusted historical loss factor and the qualitative factors, will be calculated for each sub-class of loans by delinquency bucket.

Auto and Leasing: The auto and leasing portfolio consists of financing for the purchase of new or used motor vehicles for private or public use. The allowance factor is impacted by the adjusted historical loss factor and the qualitative factors.  For the determination of the allowance factor, the portfolio is segmented by FICO score, which is updated on a quarterly basis and then by delinquency bucket.

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

Loan loss ratios and loan grades, for commercial loans, are updated at least quarterly and are applied in the context of GAAP. Management uses current available information in estimating possible loan and lease losses, factors beyond Oriental’s control, such as those affecting general economic conditions, may require future changes to the allowance.

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

Troubled Debt Restructuring

A TDR is the restructuring of a receivable in which Oriental, as creditor, grants a concession for legal or economic reasons due to the debtor’s financial difficulties. A concession is granted when, as a result of the restructuring, Oriental does not expect to collect all amounts due, including interest accrued at the original contract rate. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses.

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

FDIC Indemnification Asset and True-up Payment Obligation

The FDIC indemnification asset was accounted for and measured separately from the covered loans acquired in the Eurobank FDIC-assisted acquisition as it was not contractually embedded in any of the covered loans. The indemnification asset was recorded at fair value at the acquisition date and represented the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the shared-loss percentages. This balance also included incurred expenses under the shared-loss agreements. These cash flows were then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the shared-loss reimbursements from the FDIC. The time value of money incorporated into the present value computation was accreted into earnings over the shorter of the life of the shared-loss agreements or the holding period of the covered assets.

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

Under applicable accounting standards, goodwill impairment analysis is a two-step test. Oriental has the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if Oriental chooses to bypass the qualitative assessment, Oriental compares each reporting unit's fair value to its carrying value to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step would be performed that would compare the implied fair value of the reporting unit's goodwill with the carrying amount. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units. Oriental performs annual goodwill impairment test as of October 31 and monitors for interim triggering events on an ongoing basis. Oriental performed its annual impairment review of goodwill during the fourth quarter of 2019 and 2018 using October 31, 2019 and 2018 as the annual evaluation dates and concluded that there was no impairment at December 31, 2019 and 2018.

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

Impairment of Long-Lived Assets

Oriental periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2019 and 2018, there was no indication of impairment as a result of such review.

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

Oriental is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2015 to 2018, until the applicable statute of limitations expires. In addition, Oriental’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2016 to 2018. Tax audits by their nature are often complex and can require several years to complete.

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

Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, and any impairment of the right-of-use asset. Variable lease payments are generally expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term.

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

Subsequent Events

Oriental has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form 10-K for the year ended December 31, 2019, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.

New Accounting Updates Not Yet Adopted

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (CECL) which replaces the existing incurred loss impairment methodology for loans that are collectively evaluated for impairment with a methodology that reflects management’s best estimate of lifetime expected credit losses and requires consideration of reasonable and supportable economic forecasts to develop a lifetime credit loss estimate. Topic 326 requires additional qualitative and quantitative disclosure to allow users to better understand the credit risk within the portfolio and the methodologies for determining the allowance for credit losses. The CECL standard also simplifies the accounting model for purchased credit impaired loans. Oriental will adopt Topic 326 effective January 1, 2020 using the modified retrospective approach.

Our methodology for estimating lifetime expected credit losses for our loan portfolios will include the following key components:

  Segmentation of loans into pools that share common risk characteristics;
  An economic forecast period based on the relation of losses with key economic variables for each portfolio segment;
  Reversion period to historical loss experience using straight-line method;
  Inclusion of qualitative adjustments to consider factors that have not been accounted for;
  Discounted cash flow (DCF) method to measure credit impairment on most of our loan portfolios;
  Credit losses for loans that do not share similar risk characteristics are estimated on an individual basis. Individual evaluations are typically performed for nonaccrual loans and modified loans classified as troubled debt restructurings. The lifetime losses for individually measured loans are estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.
  The estimation methodology for credit losses on unfunded lending-related commitments is similar to the process for estimating credit losses for loans, with the addition of a probability of draw estimate that is applied to each commitment.

As part of our evaluation of the estimated impacts of CECL, we have run simulations based on our portfolio composition and current expectations of future economic conditions. The ultimate effect of CECL on our ACL will depend the portfolio’s credit quality and economic conditions at the time of adoption. The Company’s CECL implementation efforts are in process and continue to focus on model validation, refinement of the model assumptions, the qualitative factor, and the operational control framework to support the new process. During the first quarter of 2020, we expect all internal reviews of the adjustments to be finalized, and all processes and controls surrounding the ongoing estimate to be fully implemented and documented. At adoption, we expect to have a cumulative-effect adjustment to retained earnings for this change in the ACL, which would impact our capital. Oriental expects to continue to be well capitalized under the Basel III regulatory framework after the adoption of this standard. Oriental will avail itself of the option to phase-in over a period of three years the day one effects on regulatory capital from the adoption of CECL. For PCD loans, including BBVA and Eurobank acquired book plus the recently acquired Scotiabank, the adjustment will be made through the allowance and loan balances with no impact in capital.

Topic 326 also requires expected credit losses on available-for-sale (AFS) debt securities be recorded as an allowance for credit losses. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses. Oriental estimates that the adoption of this standard on January 1, 2020 will not have a material impact on our portfolio of AFS debt securities.

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

Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirement.  Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date.

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

New Accounting Updates Adopted During the Current Year

Leases. In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), the FASB issued ASU No. 2016-02, under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As Oriental elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). Oriental also elected certain relief options offered in ASU 2016-02 including the package of practical expedients and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). Oriental also elected the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. Oriental has several lease agreements, mainly branch locations, which are considered operating leases, and therefore, were not previously recognized on Oriental’s consolidated statements of financial condition. The new guidance requires these lease agreements to be recognized on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of operations or the consolidated statements of cash flows. See Note 28 Leases for more information.

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

NOTE 2 – BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

On December 31, 2019, Oriental purchased from the Bank of Nova Scotia (“BNS”) all outstanding common stock of Scotiabank de Puerto Rico for an aggregate purchase price of $550.0 million, subject to settlement amounts as described herein. Immediately following the closing, Oriental merged Scotiabank de Puerto Rico with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. As part of this transaction, Oriental Bank also acquired the U.S. Virgin Islands banking operations of BNS through an acquisition of certain assets (including loans, ATMs and physical branch locations) and an assumption of certain liabilities (including deposits) for their net book value plus a $10.0 million premium on deposits which were settled as part of the final consideration from the acquisition. In addition, Oriental acquired certain loans and assumed certain liabilities, from BNS’s Puerto Rico branch for their net book value which were settled as part of the final consideration from the acquisition. As a result of the acquisition, Oriental added $2.2 billion net loans and $3.0 billion dollars in core low-cost deposits and resulted in a bargain purchase gain of $315 thousand, included as “Bargain purchase from Scotiabank PR & USVI acquisition” in the Consolidated Statement of Operations. The reason for the bargain purchase gain is primarily due to the pricing strategy on the deal and the value of acquired tax benefits which are considered realizable based on the combined results. The audited consolidated financial statements contemplate the effect of the Scotiabank PR & USVI Acquisition. Oriental entered into the Scotiabank PR & USVI Acquisition as part of its growth strategy to increase its market share and improve its core deposit base and competitive positioning.

Cash consideration (in thousands):
SBPR purchase price	$550,000
Premium on USVI deposits	10,000
BNS USVI net liabilities assumed	(182,244)
BNS PR net assets acquired	52,681
Total cash consideration	430,437
Cash consideration paid on December 31, 2019	425,242
Cash consideration payable	$5,195

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Scotiabank PR & USVI Acquisition. The final determination of the fair value of certain assets and liabilities will be completed up to a one-year measurement period from the date of acquisition as required by the FASB ASC Topic 805, “Business Combinations”.  As of December 31, 2019, we continued to analyze the assumptions and related valuation results associated with the acquired loans. Due to the complexity in valuing the loans and the significant amount of data inputs required, the valuation of the loans, including unfunded lending-related commitments, is not yet final. The table below reflects provisional adjustments recorded as of December 31, 2019. Any additional potential adjustment could be material in relation to the preliminary values presented below:

	December 31, 2019
		Fair Value
	Book Value	Adjustments, net	Fair Value
	(In thousands)

Cash and cash equivalents	$492,512	$-	$492,512
Investments	576,319	(102)	576,217
Loans	2,237,337	(21,134)	2,216,203
Accrued interest receivable	7,722	(2,952)	4,770
Foreclosed real estate	8,636	(352)	8,284
Deferred tax asset, net	37,606	22,335	59,941
Premises and equipment	10,866	(1,068)	9,798
Servicing asset	40,258	206	40,464
Core deposit intangible	-	41,507	41,507
Customer relationship intangible	-	12,693	12,693
Other intangible	-	567	567
Operating lease right-of-use assets	15,452	4,011	19,463
Other assets	86,016	(6,507)	79,509
Total identifiable assets acquired	3,512,724	49,204	3,561,928

Deposits	3,028,066	(2,607)	3,025,459
Operating lease liability	16,317	2,091	18,408
Accrued expenses and other liabilities	87,309	-	87,309
Total liabilities assumed	3,131,692	(516)	3,131,176
Total identifiable net assets			$430,752
Bargain purchase gain			315
Total consideration			$430,437

Fair Value of Identifiable Assets Acquired and Liabilities Assumed

In order to allocate the consideration transferred for Scotiabank PR & USVI, the fair value of all identifiable assets and liabilities were established. For accounting and financial reporting purposes, fair value is defined under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” as the practice that would be received upon the sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of the different estimates and judgments could yield different results. In determining the fair value of identifiable assets and liabilities assumed, a review was conducted for any significant contingent asset or liabilities existing as of the acquisition date. The preliminary assessment did not identify any significant contingencies related to existing legal or government action.

The methods used to determine the fair values of the significant identifiable assets acquired and liabilities assumed are described below.

Cash and cash equivalents - Cash and cash equivalents include cash and due from banks, and interest-earning deposits with banks and the Federal Reserve System. The fair value of financial instruments that are short-term or re-price frequently and that have little or no risk were considered to have a fair value that approximates to carrying value.

Investment securities – The fair value of securities were based on quoted market prices.

Federal Home Loan Bank stock - The fair value of acquired FHLB stock was estimated to be its redemption value.

Loans – The fair values of loans acquired in the Scotiabank PR & USVI Acquisition was based on a discounted cash flow methodology that used projections of interest and principal payments based on certain valuation assumptions such as default rates, loss severity, discount rates and prepayment rates. Other factors expected by market participants were considered in determining the fair value of acquired loans, including loan pool level estimated cash flows, type of loan and related collateral, risk classification status (i.e., performing or nonperforming), term of loan, whether or not the loan was amortizing, and current discount rates.

The methods used to estimate fair value are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, there can be no assurance that this information is useful for purposes of evaluating the financial condition and/or value of Oriental in and of itself or in comparison with any other company.

Foreclosed real estate - Foreclosed real estate and other repossessed properties (vehicles) are presented at their estimated fair value. The fair values were determined using their expected selling price, less selling and carrying costs, discounted to present value.

Deferred taxes - Deferred income taxes relate to the differences between the book and tax bases of assets acquired and liabilities assumed in this transaction pursuant to ASC 740, Income Taxes. The deferred tax asset, net assumes non-taxable transaction through a stock acquisition. Therefore, the tax basis of assets acquired and liabilities assumed will carry over to Oriental without consideration of fair value adjustments. Oriental used the enacted tax rate of 37.5%, and the 20% preferential tax rate where applicable, in measuring deferred taxes resulting from the Scotiabank PR & USVI Acquisition.

 Premises and equipment – The fair value of premises, including land, buildings and improvements, was determined based upon appraisals by licensed appraisers. These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised. This fair value of owned real estate resulted in an estimated premium of $2.1 million, to be amortized over the weighted average remaining useful life of the properties, estimated to be nine years.

Servicing asset - The fair value of servicing asset was estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

Core deposit intangible (“CDI”) - CDI is a measure of the value of non-interest checking, savings, and NOW and money market deposits that are acquired in business combinations. The fair value of the CDI stemming from the business combination is based on projecting net cash flow benefits, including assumptions related to customer attrition rates, discount rate, and alternative costs of funds, to be amortized using an accelerated method over a useful life of ten years.

Customer relationship intangible (“CRI”) - CRI is a measure of the value of insurance client relationships that were acquired in the business combination. The fair value was computed using a multiperiod cash flow model, a form of the income approach and discounted using an appropriate risk-adjusted discount rate.  This measure of fair value requires considerable judgments about future events, including customer retention and attrition estimates, to be amortized using an accelerated method over a useful life of ten years.

Other intangibles – Other intangibles represents the non-competition and non-solicitation covenants by BNS for a period of three and two years, respectively. The fair value was computed using a “with-and-without method” cash flow model, a form of the income approach and discounted using an appropriate risk-adjusted discount rate.  This measure of fair value requires considerable judgments about future events, including customer retention and attrition estimates, to be amortized using an accelerated method over a useful life of three years.

Operating lease right-of-use asset – The fair value of the operating lease right-of-use asset was determined by comparing with market terms of leases of the same or similar terms at the acquisition date, if terms were favorable Oriental recognized an intangible asset, if terms were unfavorable Oriental recognized an intangible liability. This fair value of operating lease right-of-use assets resulted in an estimated premium of $1.1 million, to be amortized over the lease term.

Deposit liabilities - The fair values used for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for time deposits were estimated using a discounted cash flow method that applies interest rates currently being offered on time deposits to a schedule of aggregated contractual maturities of such time deposits, to be amortized using a straight-line method over a useful life of one year.

Other assets and other liabilities - Given the short-term nature of these financial instruments, the carrying amounts reflected in the statement of assets acquired and liabilities assumed approximated fair value.

Financial Information — Scotiabank PR & USVI Acquisition

Oriental’s consolidated results of operations for 2019 do not include any operations from Scotiabank PR & USVI acquisition since the acquisition date was December 31, 2019. Expenses relating to the Scotiabank PR & USVI Acquisition amounted to $24.1 million and were included in the December 31, 2019 consolidated statement of operations.

The following summarizes the unaudited pro forma results of operations as if Oriental had acquired Scotiabank de Puerto Rico (“SBPR”) on January 1, 2018. Oriental believes that given the nature of assets and liabilities assumed and the significant amount of fair value adjustments, historical results of BNS USVI and BNS Puerto Rico branches are not meaningful to Oriental’s results, and thus not included in the pro-forma information presented. The pro-forma results were calculated by combining the results of Oriental with the stand-alone results of SBPR for the pre-acquisition periods, which were adjusted to account for certain costs that would have been incurred during this pre-acquisition period:

	Year Ended December 31,
	2019	2018
	(In thousands)
Net interest income	$478,293	$488,791
Net income	147,848	161,555
Earnings per share:
Basic	3.01	3.55
Diluted	2.99	3.25

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the consolidated statement of operations and include incremental costs to integrate the operations of Oriental and its most recent acquisition, including the costs of transition services provided by the Bank of Nova Scotia. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. These costs were recorded in merger and restructuring charges within the consolidated statement of operations. Payments under merger and restructuring associated with the Scotiabank PR & USVI Acquisition are expected to continue into 2020 and will be under applicable accounting guidance to the cost being incurred.

NOTE 3 – RESTRICTED CASH

The following table includes the composition of Oriental’s restricted cash:

	December 31,
	2019	2018
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$-	$1,980
Regulatory requirements	400	-
Obligations under agreement of loans sold with recourse	1,050	1,050
	$1,450	$3,030

At December 31, 2019 and 2018, the Bank’s international banking entities, OIB and Oriental Overseas, a division of the Bank, held short-term highly liquid securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law.  In addition, as part of the Scotiabank PR & USVI acquisition on December 31, 2019, a certificate of deposit of $300 thousand was held for the international banking entity that was retained as part of the integration. These instruments cannot be withdrawn or transferred by OIB or Oriental Overseas without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the "OCFI").

As part of regulatory requirements for the administration of Individual Retirement Accounts (IRAs), Scotiabank maintained $100 thousand on a certificate of deposit that was registered as part of the integration on December 31, 2019.

As part of its derivative activities, Oriental enters into collateral agreements with certain financial counterparties.  At December 31, 2019 collateral agreements have expired. At December 31, 2018, Oriental had delivered approximately $2.0 million of cash as collateral for such derivatives activities.

Oriental has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At December 31, 2019 and 2018, Oriental delivered as collateral cash amounting to approximately $1.1 million, for both periods.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2019 was $289.3 million (December 31, 2018 - $211.6 million). At December 31, 2019 and 2018, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2019 and 2018, money market instruments included as part of cash and cash equivalents amounted to $6.8 million and $4.9 million, respectively.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at December 31, 2019 and 2018 were as follows:

	December 31, 2019
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$403,227	$846	$1,417	$402,656	2.00%
GNMA certificates	215,755	718	4	216,469	2.33%
CMOs issued by US government-sponsored agencies	55,235	16	490	54,761	1.97%
Total mortgage-backed securities	674,217	1,580	1,911	673,886	2.11%
Investment securities
US Treasury securities	397,183	-	-	397,183	1.60%
Obligations of US government-sponsored agencies	1,967	-	6	1,961	1.38%
Other debt securities	1,108	31	-	1,139	3.00%
Total investment securities	400,258	31	6	400,283	1.60%
Total securities available for sale	$1,074,475	$1,611	$1,917	$1,074,169	1.92%

	December 31, 2018
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$561,878	$404	$8,951	$553,331	2.59%
GNMA certificates	211,947	1,050	2,827	210,170	3.10%
CMOs issued by US government-sponsored agencies	66,230	-	2,166	64,064	1.90%
Total mortgage-backed securities	840,055	1,454	13,944	827,565	2.66%
Investment securities
US Treasury securities	10,924	-	119	10,805	1.36%
Obligations of US government-sponsored agencies	2,325	-	60	2,265	1.38%
Other debt securities	1,207	15	-	1,222	2.99%
Total investment securities	14,456	15	179	14,292	1.50%
Total securities available-for-sale	$854,511	$1,469	$14,123	$841,857	2.64%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$424,740	$-	$14,387	$410,353	2.07%

On January 1, 2019, Oriental adopted the ASU No. 2017-12 and reclassified all of its mortgage backed securities with a carrying value of $424.7 million and unrealized losses of $14.4 million from the held-to-maturity portfolio into the available-for-sale portfolio.

The amortized cost and fair value of Oriental’s investment securities at December 31, 2019, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$1,611	$1,640
GNMA certificates	785	785
Total due from 1 to 5 years	2,396	2,425
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$45,481	$45,003
FNMA and FHLMC certificates	111,923	111,916
GNMA certificates	80,675	80,676
Total due after 5 to 10 years	238,079	237,595
Due after 10 years
FNMA and FHLMC certificates	$289,693	$289,100
GNMA certificates	134,295	135,008
CMOs issued by US government-sponsored agencies	9,754	9,758
Total due after 10 years	433,742	433,866
Total mortgage-backed securities	674,217	673,886
Investment securities
Due less than one year
US Treasury securities	$377,153	$377,153
Other debt securities	250	250
Total due in less than one year	377,403	377,403
Due from 1 to 5 years
Obligations of US government-sponsored agencies	$1,967	$1,961
US Treasury securities	20,030	20,030
Total due from 1 to 5 years	21,997	21,991
Due from 5 to 10 years
Other debt securities	858	889
Total due after 5 to 10 years	858	889
Total investment securities	400,258	400,283
Total	$1,074,475	$1,074,169

During the year ended December 31, 2019 Oriental sold $680.4 million available-for-sale mortgage-backed securities, at attractive yields and terms and recognized a gain in the sale of $8.3 million, preparing for the Scotiabank PR & USVI Acquisition. During the year ended 2018, Oriental also sold $17.8 million available-for-sale Government National Mortgage Association (“GNMA”) certificates from its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such period. During the year ended 2017 Oriental sold $166.0 million available-for-sale mortgage-backed securities and $84.1 million of US Treasury securities and recorded a net gain on sale of securities of $6.9 million.

During the year ended December 31, 2019, Oriental retained securitized GNMA pools totaling $62.8 million amortized cost, at a yield of 3.23% from its own originations, while during the year ended 2018 that amount totaled $56.8 million amortized cost, at a yield of 3.93%. During the year ended 2017, that amount totaled $74.9 million amortized cost, at a yield of 3.14% from its own originations.

During the year ended December 31, 2019, Oriental completed the Scotiabank PR & USVI Acquisition recognizing available-for-sale securities amounting to $574.6 million with an average yield of 1.79% and an average duration of 1.55 years. This portfolio is comprised of US Treasury Notes, agency mortgage-backed-securities and agency CMO’s.

	Year Ended December 31, 2019
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$451,081	$447,305	$3,776	$-
GNMA certificates	229,385	224,887	4,498	-
Total	$680,466	$672,192	$8,274	$-

	Year Ended December 31, 2018
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
GNMA certificates	$17,837	$17,837	$-	$-
Total	$17,837	$17,837	$-	$-

	Year Ended December 31, 2017
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$107,510	$102,311	$5,199	$-
GNMA certificates	65,284	63,704	1,580	-
Investment securities
US Treasury securities	84,202	84,085	117	-
Total mortgage-backed securities	$256,996	$250,100	$6,896	$-

The following tables show Oriental’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at December 31, 2019 and 2018, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2019
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$35,417	$387	$35,030
FNMA and FHLMC certificates	259,099	1,415	257,684
Obligations of US Government and sponsored agencies	1,967	6	1,961
GNMA certificates	19	-	19
	$296,502	$1,808	$294,694

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	11,503	103	11,400
FNMA and FHLMC certificates	4,919	2	4,917
GNMA certificates	3,549	4	3,545
US Treasury Securities	627	-	627
	$20,598	$109	$20,489

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$46,920	$490	$46,430
FNMA and FHLMC certificates	264,018	1,417	262,601
Obligations of US government and sponsored agencies	1,967	6	1,961
GNMA certificates	3,568	4	3,564
US Treasury Securities	627	-	627
	$317,100	$1,917	$315,183

	December 31, 2018
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$66,230	$2,166	$64,064
FNMA and FHLMC certificates	357,955	8,603	349,352
Obligations of US Government and sponsored agencies	2,325	60	2,265
GNMA certificates	131,044	2,739	128,305
US Treasury Securities	9,977	119	9,858
	$567,531	$13,687	$553,844
Securities held-to-maturity
FNMA and FHLMC certificates	$424,740	$14,387	$410,353

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	109,772	348	109,424
GNMA certificates	17,126	88	17,038
US Treasury Securities	323	-	323
	$127,221	$436	$126,785

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	66,230	2,166	64,064
FNMA and FHLMC certificates	467,727	8,951	458,776
Obligations of US government and sponsored agencies	2,325	60	2,265
GNMA certificates	148,170	2,827	145,343
US Treasury Securities	10,300	119	10,181
	$694,752	$14,123	$680,629
Securities held-to-maturity
FNMA and FHLMC certificates	$424,740	$14,387	$410,353

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

All of the investments ($317.1 million, amortized cost) with an unrealized loss position at December 31, 2019 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

NOTE 5 - PLEDGED ASSETS

The following table shows a summary of pledged and not pledged assets at December 31, 2019 and 2018. Investment securities available for sale are presented at fair value, and investment securities held-to-maturity, residential mortgage loans, commercial loans and leases are presented at amortized cost:

	December 31,
	2019	2018
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$204,068	$487,181
Derivatives	1,775	423
Bond for the Bank's trust operations	323	322
Puerto Rico public fund deposits	191,908	141,162
Total pledged investment securities	398,074	629,088
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	803,317	880,591
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	518,473	275,451
Federal Reserve Bank Credit Facility	45,175	651
Puerto Rico public fund deposits	129,152	140,123
	692,800	416,225
Pledged auto loans and leases to secure:	1,182,272	-
Total pledged assets	$3,076,463	$1,925,904
Financial assets not pledged:
Investment securities	$676,095	$637,509
Residential mortgage loans	1,706,981	354,868
Commercial loans	1,529,642	1,414,054
Consumer loans	504,437	373,814
Auto loans and leases	329,972	1,148,535
Total assets not pledged	$4,747,127	$3,928,780

NOTE 6 - LOANS

Oriental’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated among acquired Scotiabank PR & USVI loans, acquired BBVAPR loans and acquired Eurobank loans.

The composition of Oriental’s loan portfolio at December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$577,416	$668,809
Commercial	1,667,494	1,597,588
Consumer	361,638	348,980
Auto and leasing	1,277,732	1,129,695
	3,884,280	3,745,072
Allowance for loan and lease losses on originated and other loans and leases	(83,471)	(95,188)
	3,800,809	3,649,884
Deferred loan costs, net	8,965	7,740
Total originated and other loans held for investment, net	3,809,774	3,657,624
Acquired loans:
Acquired Scotiabank PR & USVI loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Mortgage	322,179	-
Commercial	193,192	-
Consumer	112,757	-
Auto	191,015	-
	819,143	-
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	1,130,964	-
Commercial	212,866	-
Consumer	8,539	-
Auto	41,571	-
	1,393,940	-
Total acquired Scotiabank PR & USVI loans, net	2,213,083	-
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,141	2,546
Consumer	20,794	23,988
Auto	135	4,435
	23,070	30,969
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(1,573)	(2,062)
	21,497	28,907
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	411,531	492,890
Commercial	117,694	182,319
Auto	1,790	14,403
	531,015	689,612
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(17,036)	(42,010)
	513,979	647,602
Total acquired BBVAPR loans, net	535,476	676,509
Acquired Eurobank loans:
Mortgage	48,617	63,392
Commercial	29,041	47,826
Consumer	724	846
Total acquired Eurobank loans	78,382	112,064
Allowance for loan and lease losses on Eurobank loans	(14,459)	(24,971)
Total acquired Eurobank loans, net	63,923	87,093
Total acquired loans, net	2,812,482	763,602
Total held for investment, net	6,622,256	4,421,226
Mortgage loans held-for-sale	19,591	10,368
Total loans, net	$6,641,847	$4,431,594

Originated and Other Loans and Leases Held for Investment

Oriental’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The tables below present the aging of the recorded investment in gross originated and other loans held for investment at December 31, 2019 and 2018, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	December 31, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$71	$669	$1,362	$2,102	$32,194	$34,296	$248
Years 2003 and 2004	81	2,772	1,784	4,637	59,280	63,917	-
Year 2005	77	1,146	1,486	2,709	29,905	32,614	-
Year 2006	277	953	898	2,128	45,339	47,467	-
Years 2007, 2008 and 2009	-	665	1,279	1,944	47,358	49,302	-
Years 2010, 2011, 2012, 2013	343	537	2,336	3,216	93,578	96,794	88
Years 2014 to present	-	232	1,170	1,402	136,762	138,164	294
	849	6,974	10,315	18,138	444,416	462,554	630
Non-traditional	-	112	972	1,084	8,553	9,637	-
Loss mitigation program	8,436	5,452	7,641	21,529	72,668	94,197	1,788
	9,285	12,538	18,928	40,751	525,637	566,388	2,418
Mortgage secured personal loans	-	-	-	-	223	223	-
GNMA's buy-back option program	-	-	10,805	10,805	-	10,805	-
	9,285	12,538	29,733	51,556	525,860	577,416	2,418
Commercial
Commercial secured by real estate:
Corporate	-	-	7,264	7,264	231,379	238,643	-
Institutional	-	-	-	-	137,610	137,610	-
Middle market	30	500	4,928	5,458	200,380	205,838	-
Retail	839	367	2,855	4,061	224,468	228,529	-
Floor plan	-	-	-	-	3,337	3,337	-
Real estate	-	-	-	-	17,083	17,083	-
US Loan Program	-	-	-	-	25,459	25,459	-
	869	867	15,047	16,783	839,716	856,499	-
Other commercial and industrial:
Corporate	-	-	-	-	137,350	137,350	-
Institutional	-	-	-	-	190,741	190,741	-
Middle market	2,934	250	1,550	4,734	66,799	71,533	-
Retail	4,370	90	345	4,805	115,067	119,872	-
Floor plan	209	-	-	209	44,154	44,363	-
US Loan Program	-	-	-	-	247,136	247,136	-
	7,513	340	1,895	9,748	801,247	810,995	-
	8,382	1,207	16,942	26,531	1,640,963	1,667,494	-

	December 31, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$800	$243	$546	$1,589	$26,025	$27,614	$-
Overdrafts	51	-	-	51	165	216	-
Personal lines of credit	153	-	9	162	1,616	1,778	-
Personal loans	4,796	2,090	1,262	8,148	306,539	314,687	-
Cash collateral personal loans	149	5	294	448	16,895	17,343	-
	5,949	2,338	2,111	10,398	351,240	361,638	-
Auto and leasing	72,211	31,351	14,225	117,787	1,159,945	1,277,732	-
Total	$95,827	$47,434	$63,011	$206,272	$3,678,008	$3,884,280	$2,418

	December 31, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$77	$1,516	$2,707	$4,300	$36,344	$40,644	$168
Years 2003 and 2004	91	2,412	5,632	8,135	67,707	75,842	-
Year 2005	-	552	3,531	4,083	35,004	39,087	-
Year 2006	255	1,693	5,074	7,022	49,213	56,235	-
Years 2007, 2008 and 2009	255	1,059	6,677	7,991	52,781	60,772	56
Years 2010, 2011, 2012, 2013	253	328	8,697	9,278	104,429	113,707	270
Years 2014, 2015, 2016, 2017 and 2018	-	483	1,462	1,945	139,500	141,445	-
	931	8,043	33,780	42,754	484,978	527,732	494
Non-traditional	-	116	3,085	3,201	11,072	14,273	-
Loss mitigation program	10,793	6,258	19,389	36,440	70,393	106,833	2,223
	11,724	14,417	56,254	82,395	566,443	648,838	2,717
Mortgage secured personal loans	9	-	-	9	241	250	-
GNMA's buy-back option program	-	-	19,721	19,721	-	19,721	-
	11,733	14,417	75,975	102,125	566,684	668,809	2,717
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	289,052	289,052	-
Institutional	-	-	1,200	1,200	68,413	69,613	-
Middle market	-	1,430	5,202	6,632	200,831	207,463	-
Retail	1,641	463	8,570	10,674	210,251	220,925	-
Floor plan	-	-	-	-	4,184	4,184	-
Real estate	-	-	-	-	19,009	19,009	-
US Loan Program	-	-	-	-	3,189	3,189	-
	1,641	1,893	14,972	18,506	794,929	813,435	-
Other commercial and industrial:
Corporate	-	-	-	-	179,885	179,885	-
Institutional	-	-	-	-	156,410	156,410	-
Middle market	917	-	6,020	6,937	81,030	87,967	-
Retail	571	546	817	1,934	88,000	89,934	-
Floor plan	-	-	46	46	49,633	49,679	-
US Loan Program	-	-	-	-	220,278	220,278	-
	1,488	546	6,883	8,917	775,236	784,153	-
	3,129	2,439	21,855	27,423	1,570,165	1,597,588	-

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

At December 31, 2019, and 2018, Oriental had a carrying balance of $92.6 million and $91.4 million, respectively, in current status, in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

Acquired Loans

Acquired loans were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20. We have acquired loans in the acquisitions of Scotiabank, BBVAPR and Eurobank.

Acquired Scotiabank PR & USVI Loans

Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Credit cards, retail and commercial revolving lines of credits, floor plans and performing loans acquired, except for those acquired with credit discount and showed specific credit risk indicators, are accounted for under the guidance of ASC 310-20, which requires that any contractually required loan payment receivable in excess of Oriental’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with Oriental’s non-accrual policy, and any accretion of discount or amortization of premium is discontinued. Acquired Scotiabank PR & USVI loans that were accounted for under the provisions of ASC 310-20 are removed from the acquired loan category at the end of the reporting period upon refinancing, renewal or normal re-underwriting.

The following tables present the aging of the recorded investment in gross acquired Scotiabank PR & USVI loans accounted for under ASC 310-20 as of December 31, 2019, by class of loans:

	December 31, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year)
Up to year 2002	$-	$-	$-	$-	$383	$383	$-
Year 2003 and 2004	-	-	-	-	1,055	1,055	-
Year 2005	-	-	-	-	1,018	1,018	-
Year 2006	-	-	-	-	3,331	3,331	-
Year 2007, 2008, 2009	-	19	-	19	21,458	21,477	-
Year 2010, 2011, 2012, 2013	-	478	-	478	144,881	145,359	-
Year 2014 to present	-	70	-	70	85,110	85,180	-
	-	567	-	567	257,236	257,803	-

GNMA's buy-back option	-	-	64,376	64,376	-	64,376	-
	-	567	64,376	64,943	257,236	322,179	-

Commercial
Commercial secured by real estate
Retail	$125	$79	$1,684	$1,888	$32,993	$34,881	$-
	125	79	1,684	1,888	32,993	34,881	-
Other commercial and industrial
Retail	23	13	795	831	153,078	153,909	-
Corporate	-	-	-	-	4,402	4,402	-
	23	13	795	831	157,480	158,311	-
	148	92	2,479	2,719	190,473	193,192	-
Consumer
Credit cards	161	75	-	236	28,538	28,774	-
Personal lines of credit	380	20	212	612	50,224	50,836	-
Personal loans	11	28	1	40	33,107	33,147	-
	552	123	213	888	111,869	112,757	-
Auto	105	40	15	160	190,855	191,015	-
Total	$805	$822	$67,083	$68,710	$750,433	$819,143	$-

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

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of December 31, 2019 and 2018, by class of loans:

	December 31, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	-	-	-	-	-	-	-
Floor plan	$-	$-	$764	$764	$21	$785	$-
	-	-	764	764	21	785	-
Other commercial and industrial
Retail	48	18	26	92	1,264	1,356	-
Floor plan	-	-	-	-	-	-	-
	48	18	26	92	1,264	1,356	-
	48	18	790	856	1,285	2,141	-
Consumer
Credit cards	477	99	350	926	17,888	18,814	-
Personal loans	22	-	22	44	1,936	1,980	-
	499	99	372	970	19,824	20,794	-
Auto	20	21	30	71	64	135	-
Total	$567	$138	$1,192	$1,897	$21,173	$23,070	$-

	December 31, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$54	$54	$-	$54	$-
Floor plan	-	-	888	888	94	982	-
	-	-	942	942	94	1,036	-
Other commercial and industrial
Retail	30	11	8	49	1,461	1,510	-
Floor plan	-	-	-	-	-	-	-
	30	11	8	49	1,461	1,510	-
	30	11	950	991	1,555	2,546	-
Consumer
Credit cards	499	147	380	1,026	20,796	21,822	-
Personal loans	64	32	18	114	2,052	2,166	-
	563	179	398	1,140	22,848	23,988	-
Auto	405	241	200	846	3,589	4,435	-
Total	$998	$431	$1,548	$2,977	$27,992	$30,969	$-

Acquired Scotiabank PR & USVI Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Acquired Scotiabank loans, except for credit cards, retail and commercial revolving lines of credits, floor plans and performing loans that did not showed specific credit risk indicators are accounted for by Oriental in accordance with ASC 310-30.

The carrying amount corresponding to acquired Scotiabank PR & USVI loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at December 31, 2019 is as follows:

	December 31,
	2019	2018
	(In thousands)
Contractual required payments receivable:	$2,147,249	$-
Less: Non-accretable discount	294,424	-
Cash expected to be collected	1,852,825	-
Less: Accretable yield	458,885	-
Carrying amount, gross	1,393,940	-
Less: allowance for loan and lease losses	-	-
Carrying amount, net	$1,393,940	$-

At December 31, 2019 and 2018, Oriental had $41.4 million and $44.5 million, respectively, in loans granted to Puerto Rico municipalities as part of its acquired Scotiabank loans and BBVAPR loans accounted for under ASC 310-30. These loans are primarily secured municipal general obligations.

The following tables describe the accretable yield and non-accretable discount activity of acquired Scotiabank PR & USVI loans accounted for under ASC 310-30 for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$-	$-	$-	$-	$-
Additions	325,731	129,182	3,715	257	458,885
Accretion	-	-	-	-	-
Change in expected cash flows	-	-	-	-	-
Transfer (to) non-accretable discount	-	-	-	-	-
Balance at end of year	$325,731	$129,182	$3,715	$257	$458,885

Non-Accretable Discount Activity:
Balance at beginning of year	$-	$-	$-	$-	$-
Additions	217,113	73,198	3,720	393	294,424
Change in actual and expected losses	-	-	-	-	-
Transfer from accretable yield	-	-	-	-	-
Balance at end of year	$217,113	$73,198	$3,720	$393	$294,424

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Acquired BBVAPR loans, except for credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium, are accounted for by Oriental in accordance with ASC 310-30.

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at December 31, 2019 and  2018 is as follows:

	December 31,
	2019	2018
	(In thousands)
Contractual required payments receivable:	$1,086,367	$1,304,545
Less: Non-accretable discount	340,466	345,423
Cash expected to be collected	745,901	959,122
Less: Accretable yield	214,886	269,510
Carrying amount, gross	531,015	689,612
Less: allowance for loan and lease losses	17,036	42,010
Carrying amount, net	$513,979	$647,602

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$232,199	$36,508	$243	$560	$269,510
Accretion	(23,871)	(10,312)	(430)	(739)	(35,352)
Change in expected cash flows	(212)	23,080	(19)	739	23,588
Transfer (to) from non-accretable discount	(12,033)	(30,653)	253	(427)	(42,860)
Balance at end of year	$196,083	$18,623	$47	$133	$214,886

Non-Accretable Discount Activity:
Balance at beginning of year	$291,887	$10,346	$24,245	$18,945	$345,423
Change in actual and expected losses	(27,741)	(19,295)	(169)	(612)	(47,817)
Transfer from (to) accretable yield	12,033	30,653	(253)	427	42,860
Balance at end of year	$276,179	$21,704	$23,823	$18,760	$340,466

	Year Ended December 31, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$258,498	$46,764	$2,766	$885	$308,913
Accretion	(27,248)	(14,160)	(2,360)	(871)	(44,639)
Change in expected cash flows	-	7,895	890	484	9,269
Transfer from (to) non-accretable discount	949	(3,991)	(1,053)	62	(4,033)
Balance at end of year	$232,199	$36,508	$243	$560	$269,510

Non-Accretable Discount Activity:
Balance at beginning of year	$299,501	$10,596	$23,050	$19,284	$352,431
Change in actual and expected losses	(6,665)	(4,241)	142	(277)	(11,041)
Transfer (to) from accretable yield	(949)	3,991	1,053	(62)	4,033
Balance at end of year	$291,887	$10,346	$24,245	$18,945	$345,423

	Year Ended December 31, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$292,115	$50,366	$8,538	$3,682	$354,701
Accretion	(30,205)	(20,572)	(6,339)	(1,841)	(58,957)
Change in expected cash flows	2	22,250	170	143	22,565
Transfer from (to) non-accretable discount	(3,414)	(5,280)	397	(1,099)	(9,396)
Balance at end of year	$258,498	$46,764	$2,766	$885	$308,913

Non-Accretable Discount Activity:
Balance at beginning of year	$305,615	$16,965	$22,407	$18,120	$363,107
Change in actual and expected losses	(9,528)	(11,649)	1,040	65	(20,072)
Transfer (to) from accretable yield	3,414	5,280	(397)	1,099	9,396
Balance at end of year	$299,501	$10,596	$23,050	$19,284	$352,431

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
	(In thousands)
Contractual required payments receivable	$117,107	$156,722
Less: Non-accretable discount	4,285	2,959
Cash expected to be collected	112,822	153,763
Less: Accretable yield	34,441	41,699
Carrying amount, gross	78,381	112,064
Less: Allowance for loan and lease losses	14,458	24,971
Carrying amount, net	$63,923	$87,093

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
	Mortgage	Commercial	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$38,389	$3,310	$-	$-	$41,699
Accretion	(4,999)	(4,611)	(14)	(164)	(9,788)
Change in expected cash flows	2,578	2,270	(145)	273	4,976
Transfer (to) from non-accretable discount	(1,947)	(549)	159	(109)	(2,446)
Balance at end of year	$34,021	$420	$-	$-	$34,441

Non-Accretable Discount Activity:
Balance at beginning of year	$2,826	$-	$-	$133	$2,959
Change in actual and expected losses	(3,051)	1,928	159	(156)	(1,120)
Transfer from (to) accretable yield	1,947	549	(159)	109	2,446
Balance at end of year	$1,722	$2,477	$-	$86	$4,285

	Year Ended December 31, 2018
	Mortgage	Commercial	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$42,921	$6,751	-	$-	$49,672
Accretion	(5,964)	(6,430)	(52)	(389)	(12,835)
Change in expected cash flows	(1,129)	5,023	(329)	700	4,265
Transfer from (to) non-accretable discount	2,561	(2,034)	381	(311)	597
Balance at end of year	$38,389	$3,310	$-	$-	$41,699

Non-Accretable Discount Activity:
Balance at beginning of year	$5,334	$276	$-	$235	$5,845
Change in actual and expected losses	53	(2,310)	381	(413)	(2,289)
Transfer (to) from accretable yield	(2,561)	2,034	(381)	311	(597)
Balance at end of year	$2,826	$-	$-	$133	$2,959

	Year Ended December 31, 2017
	Mortgage	Commercial	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$48,033	$16,475	$-	$-	$64,508
Accretion	(7,262)	(12,985)	(30)	(283)	(20,560)
Change in expected cash flows	242	1,881	(217)	759	2,665
Transfer from (to) non-accretable discount	1,908	1,380	247	(476)	3,059
Balance at end of year	$42,921	$6,751	$-	$-	$49,672

Non-Accretable Discount Activity:
Balance at beginning of year	$8,452	$3,880	$-	$8	$12,340
Change in actual and expected losses	(1,210)	(2,224)	247	(249)	(3,436)
Transfer (to) from accretable yield	(1,908)	(1,380)	(247)	476	(3,059)
Balance at end of year	$5,334	$276	$-	$235	$5,845

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$1,117	$2,538
Years 2003 and 2004	1,784	5,818
Year 2005	1,486	3,600
Year 2006	898	5,140
Years 2007, 2008 and 2009	1,418	6,697
Years 2010, 2011, 2012, 2013	2,244	8,427
Years 2014, 2015, 2016, 2017 and 2018	876	1,462
	9,823	33,682
Non-traditional	972	3,085
Loss mitigation program	7,940	22,107
	18,735	58,874
Commercial
Commercial secured by real estate
Corporate	7,264	-
Institutional	9,092	9,911
Middle market	5,654	7,266
Retail	8,024	16,123
	30,034	33,300
Other commercial and industrial
Middle market	4,484	6,481
Retail	4,362	2,629
Floor plan	209	46
	9,055	9,156
	39,089	42,456
Consumer
Credit cards	546	411
Overdrafts	-	-
Personal lines of credit	15	31
Personal loans	3,846	2,909
Cash collateral personal loans	294	3
	4,701	3,354
Auto and leasing	14,239	13,494
Total non-accrual originated loans	$76,764	$118,178

	December 31,
	2019	2018
	(In thousands)
Acquired Scotiabank PR & USVI loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$1,922	$-
	1,922	-
Other commercial and industrial
Retail	805	-
	2,727	-
Consumer
Personal lines of credit	212	-
Personal loans	2	-
	214	-
Auto	26	-
Total non-accrual acquired Scotiabank PR & USVI loans accounted for under ASC 310-20	2,967	-

Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$-	$54
Floor plan	764	888
	764	942
Other commercial and industrial
Retail	26	8
	790	950
Consumer
Credit cards	350	380
Personal loans	22	18
	372	398
Auto	30	200
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	1,192	1,548
Total non-accrual loans	$80,923	$119,726

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

At December 31, 2019 and 2018, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $103.7 million and $112.9 million, respectively, as they are performing under their new terms.

At December 31, 2019 and 2018, loans that are current in their monthly payments, but placed in non-accrual due to credit deterioration amounted to $17.6 million and $21.2 million, respectively.

Impaired Loans

Oriental evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment was $61.1 million and $82.0 million at December 31, 2019 and 2018, respectively. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $8.2 million and $8.4 million at December 31, 2019 and 2018, respectively. The total investment in impaired mortgage loans that were individually evaluated for impairment was $71.2 million and $84.2 million at December 31, 2019 and 2018, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $6.9 million and $10.2 million at December 31, 2019 and 2018, respectively.

Originated and Other Loans and Leases Held for Investment

Oriental’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2019 and 2018  are as follows:

	December 31, 2019
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$33,454	$28,555	$8,215	29%
Residential impaired and troubled-debt restructuring	78,666	71,196	6,874	10%
Impaired loans with no specific allowance:
Commercial	39,109	31,895	N/A	0%
Total investment in impaired loans	$151,229	$131,646	$15,089	11%

	December 31, 2018
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$54,636	$49,092	$8,434	17%
Residential impaired and troubled-debt restructuring	95,659	84,174	10,186	12%
Impaired loans with no specific allowance
Commercial	38,241	32,137	N/A	0%
Total investment in impaired loans	$188,536	$165,403	$18,620	11%

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Oriental’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2019 and 2018 are as follows:

	December 31, 2019
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$678	$2	0%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$678	$2	0%

	December 31, 2018
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$14	2%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$14	2%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Oriental’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at December 31, 2019 and 2018  are as follows:

	December 31, 2019
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$400,964	$411,531	$9,376	2%
Commercial	87,103	84,117	6,713	8%
Auto	3,947	1,790	947	53%
Total investment in impaired loan pools	$492,014	$497,438	$17,036	3%

	December 31, 2018
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$498,537	$492,890	$15,225	3%
Commercial	188,413	180,790	20,641	11%
Auto	14,551	14,403	6,144	43%
Total investment in impaired loan pools	$701,501	$688,083	$42,010	6%

The tables above only present information with respect to acquired BBVAPR loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

 Acquired Eurobank Loans

Oriental’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of December 31, 2019 and 2018 are as follows:

	December 31, 2019
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$53,090	$49,366	$12,278	25%
Commercial	17,176	17,142	2,180	13%
Total investment in impaired loan pools	$70,266	$66,508	$14,458	22%

	December 31, 2018
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Mortgage	$70,153	$63,406	$15,382	24%
Commercial	47,342	47,820	9,585	20%
Consumer	15	4	4	100%
Total investment in impaired loan pools	$117,510	$111,230	$24,971	22%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$503	$41,868	$1,624	$44,727	$1,538	$25,797
Residential troubled-debt restructuring	2,661	73,173	2,556	84,494	3,301	87,414
Impaired loans with no specific allowance
Commercial	1,086	32,269	1,091	26,199	875	36,666
Total interest income from impaired loans	$4,250	$147,310	$5,271	$155,420	$5,714	$149,877

Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	$-	$701	$-	$747	$-	$794
Total interest income from impaired loans	$4,250	$148,011	$5,271	$156,167	$5,714	$150,671

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	148	$19,130	5.85%	376	$17,991	5.09%	345
Commercial	5	2,070	7.23%	56	2,070	6.05%	67
Consumer	370	5,357	15.69%	66	5,398	11.50%	74
Auto	22	319	7.29%	70	326	8.97%	44

	Year Ended December 31, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	143	$19,029	5.09%	342	$18,237	4.41%	314
Commercial	23	26,019	5.75%	118	25,973	5.64%	136
Consumer	174	2,313	13.24%	51	2,332	9.86%	61
Auto	2	40	10.42%	37	40	10.28%	32

	Year Ended December 31, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	85	$10,441	6.23%	390	$10,343	4.40%	384
Commercial	24	13,828	6.05%	57	13,829	5.73%	62
Consumer	107	1,391	11.68%	62	1,430	10.85%	69
Auto	9	134	7.24%	66	135	11.75%	37

The following table presents troubled-debt restructurings for which there was a payment default during the years ended December 31, 2019, 2018,and 2017:

	Year Ended December 31,
	2019		2018		2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	29	$3,597	23	$3,262	34	$3,129
Commercial	-	$-	4	$2,141	5	$452
Consumer	77	$1,118	28	$341	20	$249
Auto	3	$51	-	$-	-	$-

Credit Quality Indicators

Oriental categorizes originated and other loans and acquired loans accounted for under ASC 310-20 into loan grades based on relevant information about the ability of borrowers to service their debt, such as economic conditions, portfolio risk characteristics, prior loss experience, and the results of periodic credit reviews of individual loans.

Oriental uses the following definitions for loan grades:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass loans.

As of December 31, 2019 and 2018, and based on the most recent analysis performed, the loan grading of gross originated and other loans, Scotiabank PR & USVI and BBVAPR acquired loans accounted for under ASC 310-20 subject to loan grade by class of loans is as follows:

	December 31, 2019
	Loan Grades

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$238,643	$214,474	$16,905	$7,264	$-	$-
Institutional	137,610	128,169	349	9,092	-	-
Middle market	205,838	153,984	32,624	19,230	-	-
Retail	228,529	212,069	5,957	10,503	-	-
Floor plan	3,337	3,337	-	-	-	-
Real estate	17,083	17,083	-	-	-	-
US Loan Program	25,459	25,459	-	-	-	-
	856,499	754,575	55,835	46,089	-	-
Other commercial and industrial:
Corporate	137,350	134,982	2,368	-	-	-
Institutional	190,741	190,741	-	-	-	-
Middle market	71,533	63,540	2,518	5,475	-	-
Retail	119,872	115,551	84	4,237	-	-
Floor plan	44,363	42,490	1,664	209	-	-
US Loan Program	247,136	237,286	9,850	-	-	-
	810,995	784,590	16,484	9,921	-	-
Total	1,667,494	1,539,165	72,319	56,010	-	-

Scotiabank PR & USVI Commercial - acquired loans (under ASC 310-20) (under ASC 310-20)
Commercial secured by real estate:
Retail	34,881	33,306	35	1,504	36	-
	34,881	33,306	35	1,504	36	-
Other commercial and industrial:
Retail	153,909	153,769	-	39	101	-
Corporate	4,402	4,402	-	-	-	-
	158,311	158,171	-	39	101	-
Total Scotiabank PR & USVI commercial - acquired loans	193,192	191,477	35	1,543	137	-

BBVAPR Commercial - acquired loans (under ASC 310-20) (under ASC 310-20)
Commercial secured by real estate:
Floor plan	785	21	-	764	-	-
	785	21	-	764	-	-
Other commercial and industrial:
Retail	1,356	1,356	-	-	-	-
	1,356	1,356	-	-	-	-
Total BBVAPR commercial - acquired loans	2,141	1,377	-	764	-	-

	December 31, 2019
	Loan Grades

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	462,554	452,239	-	10,315	-	-
Non-traditional	9,637	8,665	-	972	-	-
Loss mitigation program	94,197	86,556	-	7,641	-	-
Mortgage secured personal loans	223	223	-	-	-	-
GNMA's buy-back option program	10,805	-	-	10,805	-	-
	577,416	547,683	-	29,733	-	-

Consumer:
Credit cards	27,614	27,068	-	546	-	-
Overdrafts	216	165	-	51	-	-
Unsecured personal lines of credit	1,778	1,769	-	9	-	-
Unsecured personal loans	314,687	313,425	-	1,262	-	-
Cash collateral personal loans	17,343	17,049	-	294	-	-
	361,638	359,476	-	2,162	-	-
Auto and Leasing	1,277,732	1,263,506	-	14,226	-	-
Total	2,216,786	2,170,665	-	46,121	-	-
Retail - acquired loans (accounted for under ASC 310-20) - Scotiabank PR & USVI
Mortgage:
Traditional	257,803	257,803	-	-	-	-
GNMA's buy-back option program	64,376	-	-	64,376	-	-
	322,179	257,803	-	64,376	-	-
Consumer:
Credit cards	28,774	28,774	-	-	-	-
Personal lines of credit	50,836	50,624	-	212	-	-
Personal loans	33,147	33,147	-	-	-	-
	112,757	112,545	-	212	-	-
Auto	191,015	191,000	-	15	-	-
	303,772	303,545	-	227	-	-

Retail - acquired loans (accounted for under ASC 310-20) - BBVPR
Consumer:
Credit cards	18,814	18,464	-	350	-	-
Personal loans	1,980	1,958	-	22	-	-
	20,794	20,422	-	372	-	-
Auto	135	106	-	29	-	-
	20,929	20,528	-	401	-	-
	$4,726,493	$4,484,559	$72,354	$169,443	$137	$-

	December 31, 2018
	Loan Grades

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$289,052	$246,711	$26,544	$15,797	$-	$-
Institutional	69,613	59,509	-	10,104	-	-
Middle market	207,463	151,638	32,638	23,187	-	-
Retail	220,925	195,213	3,996	21,716	-	-
Floor plan	4,184	2,890	-	1,294	-	-
Real estate	19,009	19,009	-	-	-	-
US Loan Program	3,189	3,189	-	-	-	-
	813,435	678,159	63,178	72,098	-	-
Other commercial and industrial:
Corporate	179,885	154,629	25,256	-	-	-
Institutional	156,410	156,410	-	-	-	-
Middle market	87,967	63,876	13,737	10,354	-	-
Retail	89,934	86,882	318	2,734	-	-
Floor plan	49,679	47,092	2,541	46	-	-
US Loan Program	220,278	220,278	-	-	-	-
	784,153	729,167	41,852	13,134	-	-
Total	1,597,588	1,407,326	105,030	85,232	-	-

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	54	-	-	54	-	-
Floor plan	982	94	-	888	-	-
	1,036	94	-	942	-	-
Other commercial and industrial:
Retail	1,510	1,510	-	-	-	-
	1,510	1,510	-	-	-	-
Total	2,546	1,604	-	942	-	-

	December 31, 2018
	Loan Grades

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	527,732	493,952	-	33,780	-	-
Non-traditional	14,273	11,188	-	3,085	-	-
Loss mitigation program	106,833	87,444	-	19,389	-	-
Home equity secured personal loans	250	250	-	-	-	-
GNMA's buy-back option program	19,721	-	-	19,721	-	-
	668,809	592,834	-	75,975	-	-

Consumer:
Credit cards	28,034	27,623	-	411	-	-
Overdrafts	214	204	-	10	-	-
Unsecured personal lines of credit	1,917	1,895	-	22	-	-
Unsecured personal loans	303,119	301,857	-	1,262	-	-
Cash collateral personal loans	15,696	15,693	-	3	-	-
	348,980	347,272	-	1,708	-	-
Auto and Leasing	1,129,695	1,116,201	-	13,494	-	-
Total	2,147,484	2,056,307	-	91,177	-	-

Retail - acquired loans (under ASC 310-20)
Consumer:
Credit cards	21,822	21,442	-	380	-	-
Personal loans	2,166	2,148	-	18	-	-
	23,988	23,590	-	398	-	-
Auto	4,435	4,235	-	200	-	-
Total	28,423	27,825	-	598	-	-
	$3,776,041	$3,493,062	$105,030	$177,949	$-	$-

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of Oriental’s allowance for loan and lease losses at December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
	(In thousands)
Allowance for loans and lease losses:
Originated and other loans and leases held for investment:
Mortgage	$8,727	$19,783
Commercial	25,989	30,326
Consumer	16,882	15,571
Auto and leasing	31,873	29,508
Total allowance for originated and other loans and lease losses	83,471	95,188
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	4	22
Consumer	1,564	1,905
Auto	5	135
	1,573	2,062
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	9,376	15,225
Commercial	6,713	20,641
Auto	947	6,144
	17,036	42,010
Total allowance for acquired BBVAPR loans and lease losses	18,609	44,072
Acquired Eurobank loans:
Mortgage	12,279	15,382
Commercial	2,180	9,585
Consumer	-	4
Total allowance for acquired Eurobank loan and lease losses	14,459	24,971
Total allowance for loan and lease losses	$116,539	$164,231

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

Loans acquired in the Scotiabank PR & USVI Acquisition accounted for under ASC 310-30 were recognized at fair value as of December 31, 2019, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at acquisition date. To the extent credit deterioration occurs after the date of acquisition, Oriental would record an allowance for loan and lease losses. Management determined that there was no need to record an allowance for loan and lease losses on loans acquired in the Scotiabank PR & USVI Acquisition accounted for under ASC 310-30 as of December 31, 2019. Considering the short period elapsed from the acquisition date, Oriental does not believe that the difference between cash flows expected to be collected on the loans acquired in the Scotiabank PR & USVI Acquisition accounted for under ASC 310-30 and those anticipated at December 31, 2019 need further assessment.

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Year Ended December 31, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$19,783	$30,326	$15,571	$29,508	$95,188
Charge-offs	(18,564)	(12,073)	(18,910)	(47,278)	(96,825)
Recoveries	1,533	1,104	2,014	18,694	23,345
Provision for loan and lease losses	5,975	6,632	18,207	30,949	61,763
Balance at end of year	$8,727	$25,989	$16,882	$31,873	$83,471

	Year Ended December 31, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$20,439	$30,258	$16,454	$25,567	$92,718
Charge-offs	(5,297)	(6,782)	(17,629)	(42,685)	(72,393)
Recoveries	1,047	654	1,757	19,344	22,802
Provision for originated and other loan and lease losses	3,594	6,196	14,989	27,282	52,061
Balance at end of year	$19,783	$30,326	$15,571	$29,508	$95,188

	Year Ended December 31, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$17,344	$8,995	$13,067	$19,463	$58,869
Charge-offs	(6,623)	(7,684)	(13,641)	(33,908)	(61,856)
Recoveries	585	1,281	1,209	12,314	15,389
Provision for originated and other loan and lease losses	9,133	27,666	15,819	27,698	80,316
Balance at end of year	$20,439	$30,258	$16,454	$25,567	$92,718

	December 31, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,874	$8,215	$-	$-	$15,089
Collectively evaluated for impairment	1,853	17,774	16,882	31,873	68,382
Total ending allowance balance	$8,727	$25,989	$16,882	$31,873	$83,471
Loans:
Individually evaluated for impairment	$71,196	$60,450	$-	$-	$131,646
Collectively evaluated for impairment	506,220	1,607,044	361,638	1,277,732	3,752,634
Total ending loan balance	$577,416	$1,667,494	$361,638	$1,277,732	$3,884,280

	December 31, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$10,186	$8,434	$-	$-	$18,620
Collectively evaluated for impairment	9,597	21,892	15,571	29,508	76,568
Total ending allowance balance	$19,783	$30,326	$15,571	$29,508	$95,188
Loans:
Individually evaluated for impairment	$84,174	$81,229	$-	$-	$165,403
Collectively evaluated for impairment	584,635	1,516,359	348,980	1,129,695	3,579,669
Total ending loan balance	$668,809	$1,597,588	$348,980	$1,129,695	$3,745,072

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio accounted for under ASC 310-20, for the periods indicated:

	Year Ended December 31, 2019
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$22	$1,905	$135	$2,062
Charge-offs	(123)	(1,525)	(220)	(1,868)
Recoveries	6	353	250	609
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	99	831	(160)	770
Balance at end of year	$4	$1,564	$5	$1,573

	Year Ended December 31, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$42	$3,225	$595	$3,862
Charge-offs	(6)	(2,459)	(372)	(2,837)
Recoveries	23	480	831	1,334
(Recapture) provision for acquired loan and lease losses accounted for under ASC 310-20	(37)	659	(919)	(297)
Balance at end of year	$22	$1,905	$135	$2,062

	Year Ended December 31, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$169	$3,028	$1,103	$4,300
Charge-offs	(132)	(3,048)	(976)	(4,156)
Recoveries	5	446	1,420	1,871
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	-	2,799	(952)	1,847
Balance at end of year	$42	$3,225	$595	$3,862

	December 31, 2019
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$-	$-	$2
Collectively evaluated for impairment	2	1,564	5	1,571
Total ending allowance balance	$4	$1,564	$5	$1,573
Loans:
Individually evaluated for impairment	$678	$-	$-	$678
Collectively evaluated for impairment	1,463	20,794	135	22,392
Total ending loan balance	$2,141	$20,794	$135	$23,070

	December 31, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$14	$-	$-	$14
Collectively evaluated for impairment	8	1,905	135	2,048
Total ending allowance balance	$22	$1,905	$135	$2,062
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	1,799	23,988	4,435	30,222
Total ending loan balance	$2,546	$23,988	$4,435	$30,969

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

For loans accounted for under ASC 310-30, as part of the evaluation of actual versus expected cash flows, Oriental assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and loan gradings, among other assumptions.  Migration and credit quality trends are assessed at the pool level, by comparing information from the latest evaluation period through the end of the reporting period.

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

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30 for the periods indicated:

	Year Ended December 31, 2019
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$15,225	$20,641	$-	$6,144	42,010
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	20,115	14,719	-	(2,928)	31,906
Allowance de-recognition	(25,964)	(28,647)	-	(2,269)	(56,880)
Balance at end of year	$9,376	$6,713	$-	$947	17,036

	Year Ended December 31, 2018
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$14,085	$23,691	$18	$7,961	$45,755
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	1,331	1,360	(18)	(887)	1,786
Allowance de-recognition	(191)	(4,410)	-	(930)	(5,531)
Balance at end of year	$15,225	$20,641	$-	$6,144	$42,010

	Year Ended December 31, 2017
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$2,682	$23,452	$-	$4,922	$31,056
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	11,497	9,758	18	3,408	24,681
Allowance de-recognition	(94)	(9,519)	-	(369)	(9,982)
Balance at end of year	$14,085	$23,691	$18	$7,961	$45,755

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31, 2019
	Mortgage	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of year	$15,382	$9,585	$4	$24,971
Provision (recapture) for loan and lease losses	3,588	(1,235)	-	2,353
Allowance de-recognition	(6,691)	$(6,170)	$(4)	(12,865)
Balance at end of year	$12,279	$2,180	$-	$14,459

	Year Ended December 31, 2018
	Mortgage	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of year	$15,187	$9,983	$4	$25,174
Provision for acquired Eurobank loan and lease losses	1,806	761	-	2,567
Allowance de-recognition	(1,611)	(1,159)	-	(2,770)
Balance at end of year	$15,382	$9,585	$4	$24,971

	Year Ended December 31, 2017
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of year	$11,947	$9,328	$6	$21,281
Provision for acquired Eurobank loan and lease losses	5,045	1,680	-	6,725
Allowance de-recognition	(1,805)	(1,025)	(2)	(2,832)
Balance at end of year	$15,187	$9,983	$4	$25,174

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
FDIC indemnification asset:
Balance at beginning of year	$-	$-	$14,411
FDIC indemnification asset benefit	-	-	1,403
Shared-loss termination settlement	-	-	(15,814)
Balance at end of year	$-	$-	$-

True-up payment obligation:
Balance at beginning of year	$-	$-	$26,786
Shared-loss termination settlement	-	-	(26,786)
Balance at end of year	$-	$-	$-

Oriental recognized an FDIC shared-loss benefit in the consolidated statements of operations, which consists of the following, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
FDIC indemnification asset benefit	$-	$-	$(1,403)
Change in true-up payment obligation	-	-	-
Reimbursement to FDIC for recoveries	-	-	-
Total FDIC shared-loss benefit	$-	$-	$(1,403)

NOTE 9 —  FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Balance at beginning of year	$33,768	$44,174	$47,520
Decline in value	(4,762)	(5,757)	(6,560)
Additions	21,545	20,011	22,812
Sales	(20,642)	(24,660)	(19,598)
Balance at end of year	$29,909	$33,768	$44,174

NOTE 10 —  PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2019 and 2018 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	December 31,
	(Years)	2019	2018
		(In thousands)
Land	—	$4,363	$5,028
Buildings and improvements	40	74,840	67,856
Leasehold improvements	5 — 10	21,358	18,274
Furniture and fixtures	3 — 7	16,686	17,137
Information technology and other	3 — 7	29,230	24,855
		146,477	133,150
Less: accumulated depreciation and amortization		(65,372)	(64,258)
		$81,105	$68,892

Premises and equipment recorded from the Scotiabank PR & USVI Acquisition amounted to $13.0 million.

Depreciation and amortization of premises and equipment totaled  $8.5 million in 2019, $8.9 million in 2018 and $9.0 million in 2017. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.

NOTE 11 - SERVICING ASSETS

Oriental periodically sells or securitizes mortgage loans while retaining the obligation to perform the servicing of such loans. In addition, Oriental may purchase or assume the right to service mortgage loans originated by others. Whenever Oriental undertakes an obligation to service a loan, management assesses whether a servicing asset and/or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate Oriental for servicing the loans and leases. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate Oriental for its expected cost. On December 31, 2019 Oriental completed the Scotiabank PR & USVI Acquisition, increasing servicing assets by $40.1 million.

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

At December 31, 2019, the servicing asset amounted to $50.8 million ($10.7 million — December 31, 2018) related to mortgage servicing rights.

The following table presents the changes in servicing rights measured using the fair value method for years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Fair value at beginning of year	$10,716	$9,821	$9,858
Servicing from mortgage securitizations or asset transfers	1,174	1,481	1,658
Servicing from portfolio acquired	40,463	-	-
Changes due to payments on loans	(906)	(814)	(590)
Changes in fair value due to changes in valuation model inputs or assumptions	(668)	228	(1,105)
Fair value at end of year	$50,779	$10,716	$9,821

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the years ended 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Constant prepayment rate	4.47% - 18.81%	4.30% - 9.02%	3.94% - 8.49%
Discount rate	10.00% - 15.00%	10.00% - 12.00%	10.00% - 12.00%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

December 31, 2019
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$50,779
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,085)
Decrease in fair value due to 20% adverse change	$(2,131)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,079)
Decrease in fair value due to 20% adverse change	$(4,012)

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the years ended 2019, 2018 and 2017 totaled $4.2 million, $4.1 million and $3.9 million, respectively.

NOTE 12 —  DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Derivative assets:
Interest rate swaps designated as cash flow hedges	$-	$14
Interest rate swaps not designated as hedges	-	126
Interest rate caps	6	207
	$6	$347
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$907	$-
Interest rate swaps not designated as hedges	-	126
Interest rate caps	6	207
	$913	$333

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

The following table shows a summary of these swaps and their terms at December 31, 2019:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$31,955	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$31,955

An accumulated unrealized loss of $907 thousand and a gain of $14 thousand were recognized in accumulated other comprehensive income related to the valuation of these swaps at December 31, 2019 and 2018, respectively, and the related asset or liability is being reflected in the consolidated statements of financial condition.

At December 31, 2018, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $126 thousand and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At December 31, 2018, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $126 thousand and were included as part of derivative liabilities in the consolidated statements of financial condition. No interest rate swaps were offered to clients at December 31, 2019.

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of December 31, 2019 and 2018, the outstanding total notional amount of interest rate caps was $41.5 million and $150.9 million, respectively. At December 31, 2019 and 2018, the interest rate caps sold to clients represented a liability of $6 thousand and $207 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At December 31, 2019 and 2018, the interest rate caps purchased as mirror-images represented an asset of $6 thousand and $207 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 13 — CORE DEPOSIT, CUSTOMER RELATIONSHIP AND OTHER INTANGIBLES

Core deposit, customer relationship and other intangibles at December 31, 2019 and 2018 consists of the following:

	December 31,
	2019	2018
	(In thousands)
Core deposit	$43,185	$2,481
Customer relationship intangibles	13,213	888
Other intangibles	567	-
	$56,965	$3,369

In connection with the FDIC-assisted acquisition, the BBVAPR Acquisition and the Scotiabank PR & USVI Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At December 31, 2019 this core deposit intangible amounted to $43.2 million, including $41.5 from the Scotiabank PR & USVI Acquisition. At December 31, 2018 this core deposit intangible amounted to $2.5 million. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR and insurance agency in the Scotiabank PR & USVI Acquisitions. At December 31, 2019 this customer relationship intangible amounted to $13.2 million, from which $12.7 million corresponded to the Scotiabank PR & USVI Acquisition. At December 31, 2018 this customer relationship intangible amounted to $888 thousand. Oriental also recorded other intangibles from the Scotiabank PR & USVI Acquisition which amounted to $567 thousand at December 31, 2019.

NOTE 14 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at December 31, 2019 and 2018 consists of the following:

	December 31,
	2019	2018
	(In thousands)
Loans, excluding acquired loans	$32,728	$30,409
Investments	4,053	3,845
	$36,781	$34,254

Other assets at December 31, 2019 and 2018 consist of the following:

	December 31,
	2019	2018
	(In thousands)
Prepaid expenses	$52,558	$9,788
Other repossessed assets	3,327	2,986
Tax credits	277	2,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	78,594	37,842
	$135,839	$53,976

Prepaid expenses amounting to $52.6 million at December 31, 2019, include prepaid municipal, property and income taxes aggregating to $45.3 million from which $31.9 million correspond to the Scotiabank PR & USVI Acquisition. At December 31, 2018 prepaid expenses amounted to $9.8 million, including prepaid municipal, property and income taxes aggregating to $5.5 million.

Other repossessed assets totaled $3.3 million and $3.0 million at December 31, 2019 and 2018, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

At December 31, 2019 and 2018, tax credits for Oriental totaled $277 thousand and $2.3 million, respectively. These tax credits do not have an expiration date.

NOTE 15—  DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of December 31, 2019 and 2018 consist of the following:

	December 31,
	2019	2018
	(In thousands)
Non-interest bearing demand deposits	$1,675,315	$1,105,324
Interest-bearing savings and demand deposits	3,718,846	2,274,423
Retail certificates of deposit	1,781,237	805,712
Institutional certificates of deposit	279,714	197,559
Total core deposits	7,455,112	4,383,018
Brokered deposits	243,498	525,097
Total deposits	$7,698,610	$4,908,115

At December 31, 2019, Oriental completed the Scotiabank PR & USVI Acquisition adding $3.0 billion in core deposits.

Brokered deposits include $222.1 million in certificates of deposits and $21.4 million in money market accounts at December 31, 2019, and $500.8 million in certificates of deposits and $24.3 million in money market accounts at December 31, 2018. As part of the sale $672.2 million available-for-sale mortgage-backed securities during the year ended December 31, 2019, Oriental reduced $277.7 million brokered deposits.

The weighted average interest rate of Oriental’s deposits was 0.86% and 0.67%, respectively, at December 31, 2019 and 2018. Interest expense for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Demand and savings deposits	$14,925	$12,478	$11,426
Certificates of deposit	24,430	20,475	18,872
	$39,355	$32,953	$30,298

At December 31, 2019 and 2018, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $692.1 million and $346.0 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies and corporations of $257.2 million and $19.6 million at a weighted average rate of 67.0% and 116.4% at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $278.7 million and $207.4 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $320.8 million and $281.2 million at December 31, 2019 and 2018, respectively.

Excluding accrued interest of approximately $11.7 million, the scheduled maturities of certificates of deposit at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(In thousands)
Within one year:
Three (3) months or less	$314,796	$305,088
Over 3 months through 1 year	881,183	545,363
	1,195,979	850,451
Over 1 through 2 years	732,421	484,197
Over 2 through 3 years	175,032	89,340
Over 3 through 4 years	89,148	34,018
Over 4 through 5 years	78,706	42,998
	$2,271,286	$1,501,004

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $1.0 million and $1.1 million as of December 31, 2019 and 2018, respectively.

NOTE 16—  BORROWINGS AND RELATED INTEREST

     Securities Sold under Agreements to Repurchase

At December 31, 2019, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted.  The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements.  The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

The following table shows Oriental’s repurchase agreements, excluding accrued interest in the amount of $274 thousand and $785 thousand at December 31, 2019 and 2018, respectively:

	December 31,
	2019	2018
	(In thousands)
Short-term fixed-rate repurchase agreements, interest ranging from 1.85% to 2.70% (December 31, 2018; 2.45% to 2.95%)	$140,000	$214,723
Long-term fixed-rate repurchase agreements, interest ranging from 1.85% to 2.86% (December 31, 2018; 1.72% to 2.86%)	50,000	240,000
Total assets sold under agreements to repurchase	$190,000	$454,723

Repurchase agreements mature as follows:

	December 31,
	2019	2018
	(In thousands)
Less than 90 days	$140,000	$214,723
Over 90-days	50,000	240,000
Total	$190,000	$454,723

During the year ended December 31, 2019, Oriental terminated before maturity $191.2 million securities sold under agreements to repurchase as a result of the sale of available-for-sale securities, at a cost of $7 thousand, included in the statement of operations of the financial statements. Also, $73.7 million of repurchase agreements matured and were not renewed.

The following securities were sold under agreements to repurchase:

	December 31, 2019
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$204,225	$190,000	$204,068	2.98%
Total	$204,225	$190,000	$204,068	2.98%

	December 31, 2018
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$496,814	$454,723	$487,181	3.01%
Total	$496,814	$454,723	$487,181	3.01%

The following summarizes significant data on securities sold under agreements to repurchase as of December 31, 2019, 2018 and 2017, excluding accrued interest:

	December 31,
	2019	2018	2017
	(In thousands)
Average daily aggregate balance outstanding	$299,842	$357,086	$393,133
Maximum outstanding balance at any month-end	$461,954	$457,053	$606,210
Weighted average interest rate during the year	2.48%	2.17%	1.80%
Weighted average interest rate at year end	2.45%	2.49%	1.63%

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2019 and 2018, these advances were secured by mortgage and commercial loans amounting to $1.060 billion and $847.3 million, respectively. Also, at December 31, 2019 and 2018, Oriental had an additional borrowing capacity with the FHLB-NY of $983 million and $762.0 million, respectively. At December 31, 2019 and 2018, the weighted average remaining maturity of FHLB’s advances was 22.7 months and 26.6 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of December 31, 2019.

The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $160 thousand and $176 thousand, at December 31, 2019 and 2018, respectively:

	December 31,
	2019	2018
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 1.85% (December 31, 2018 - 2.61%)	$31,955	$33,572
Long-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.97% (December 31, 2018 - 2.89%)	45,894	43,872
	$77,849	$77,444

Advances from FHLB mature as follows:

	December 31,
	2019	2018
	(In thousands)
Under 90 days	$31,955	$33,572
Over one to three years	8,517	8,867
Over three to five years	33,018	35,005
Over five years	4,359	-
	$77,849	$77,444

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at December 31, 2019 and 2018, respectively.

In August 2003, the Statutory Trust II, a special purpose entity of the Company, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction.

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by Oriental. The subordinated deferrable interest debenture has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (4.85% at December 31, 2019; 5.74.% at 2018), is payable quarterly, and matures on September 17, 2033. It may be called at par after five years and quarterly thereafter (next call date March 2020). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated deferrable interest debenture. The subordinated deferrable interest debenture issued by Oriental is accounted for as a liability denominated as a subordinated capital note on the consolidated statements of financial condition.

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

NOTE 17 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

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

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at December 31, 2019 and 2018:

December 31, 2019
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$6	$-	$6	$-	$-	$6

December 31, 2018
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$347	$-	$347	$2,037	$-	$(1,690)

December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$913	$-	$913	$-	$-	$913
Securities sold under agreements to repurchase	190,000	-	190,000	204,068	-	(14,068)
Total	$190,913	$-	$190,913	$204,068	$-	$(13,155)

December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$333	$-	$333	$-	1,980	$(1,647)
Securities sold under agreements to repurchase	454,723	-	454,723	487,181	-	(32,458)
Total	$455,056	$-	$455,056	$487,181	$1,980	$(34,105)

NOTE 18 — EMPLOYEE BENEFIT PLAN

Oriental has a profit sharing plan containing a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the Puerto Rico Internal Revenue Code of 2011, as amended, (the "PR Code"), and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended. This plan is subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of Oriental who are age 21 or older. Under this plan, participants may contribute each year up to $19,000. Oriental's matching contribution is 50 cents for each dollar contributed by an employee, up to 4% of such employee’s base salary. It is invested in accordance with the employee’s decision among the available investment alternatives provided by the plan. This plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. Oriental contributed $923 thousand, $856 thousand and $836 thousand in cash during 2019, 2018 and 2017, respectively. Oriental’s contribution becomes 100% vested once the employee completes three years of service.

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

The Retirement Plan for Scotiabank de Puerto Rico employees (1081.01(a)) was part of the acquisition. The Plan is a “tax-qualified” “profit-sharing plan”, as defined in section 401(a) of the Internal Revenue Code of 1986, as amended (the “U.S. Code”) and section 1081.01(a) of the Internal Revenue Code for a New Puerto Rico (the “P.R. Code”), with a “qualified cash-or-deferred arrangement,” as defined in section 401(k) of the U.S. Code and section 1081.01(d) of the P.R Code.  The employee can participate up to 75% of salary before taxes with a matching of 100% of the first 3% deferred and 50% of the next 3% up to 6% of salary; with a maximum annual contribution of $19,000 in 2019.  They receive a non-elective contribution of 2% up to a maximum of $2,000 in the year.

NOTE 19 —  RELATED PARTY TRANSACTIONS

Oriental grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the years December 31, 2019, 2018, and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at the beginning of year	$28,520	$28,138	$29,020
New loans and disbursements	203	10,388	2,875
Repayments	(6,411)	(10,006)	(3,757)
Balance at the end of year	$22,312	$28,520	$28,138

Oriental also hires professional services amounting to $3.7 million from a related party.

NOTE 20 —  INCOME TAXES

Oriental is subject to the dispositions of the 2011 Puerto Rico Internal Revenue Code, as amended (the “Puerto Rico Code”).  For 2019, the Puerto Rico Code imposed a maximum statutory corporate tax rate of 37.5%. Oriental has operations in U.S. through its wholly owned subsidiary OPC, a retirement plan administration based in Florida. Also, in October 2017, Oriental expanded its operations in U.S. through the Bank's wholly owned subsidiary OFG USA. Both subsidiaries are subject to state and federal taxes. OPC is subject to Florida state taxes and OFG USA is subject to North Carolina state taxes. OFG USA elected to be classified as a corporation.

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

The components of income tax expense for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current income tax expense	$25,477	$33,618	$19,101
Deferred income tax (benefit) expense	(4,068)	14,772	(3,658)
Total income tax expense (benefit)	$21,409	$48,390	$15,443

In relation to the exempt income level, the Bank’s investment securities portfolio and loans portfolio generated net tax-exempt interest income of $11.8 million at 2019, $11.0 million at 2018 and $10.0 million at 2017. OIB generated exempt income of $10.3 million, $5.3 million and $9.6 million for 2019, 2018, and 2017, respectively.

Oriental maintained an effective tax rate lower than statutory rate for the year ended December 31, 2019, mainly by investing in tax-exempt obligations, doing business through its international banking entity Oriental International Bank and by expanding its subsidiary operations in the U.S., which are taxed at a lower rate.

Oriental’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follow:

	Year Ended December 31,
	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Income tax expense at statutory rates	$28,219	37.50%	$51,792	39.00%	$26,555	39.00%
Tax effect of exempt and excluded income, net	(8,728)	-11.60%	(6,645)	-5.01%	(9,506)	-13.96%
Disallowed net operating loss carryover	384	0.51%	269	0.20%	281	0.41%
Change in valuation allowance	1,217	1.62%	1,504	1.13%	(305)	-0.45%
Unrecognized tax benefits, net	1,794	2.38%	(386)	-0.29%	(775)	-1.14%
Capital gain at preferential rate	(265)	-0.35%	(20)	-0.02%	(279)	-0.41%
Effect of change in tax rate	-	0.00%	4,069	3.06%	-	0.00%
Bargain purchase gain	(118)	-0.16%	-	0.00%	-	0.00%
Other items, net	(1,094)	-1.44%	(2,193)	-1.63%	(528)	-0.79%
Income tax expense	$21,409	28.46%	$48,390	36.44%	$15,443	22.66%

Oriental’s effective tax rate for the year ended December 31, 2019 was 28.46%, and it was mainly affected by changes to the proportion of exempt income to total income. For the years ended December 31, 2018 and 2017, the effective tax rate was 36.44% and 22.7%, respectively.  On December 10, 2018, the Puerto Rico government enacted Act 257-2018 introducing several amendments to the Puerto Rico Code.  Some of the most relevant income tax changes include: a reduction of the maximum corporate income tax rate to 37.5%, from 39%, and a restriction of the use of partnership gains to offset current and accumulated operating losses generated by a corporate partner.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At December 31, 2019, the amount of unrecognized tax benefits was $2.7 million (December 31, 2018 - $875 thousand).  Oriental had accrued $51 thousand at December 31, 2019  (December 31, 2018 - $81 thousand) for the payment of interest and penalties relating to unrecognized tax benefits and released $439 thousand due to expiration of statute of limitation.

The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2019	2018	2017
	In thousands)
Balance at beginning of year	$875	$1,260	$2,040
Additions for tax positions of prior years	51	81	97
Additions due to new tax positions	2,181	-	-
Reduction for tax positions as a result of lapse of statute of limitations	(439)	(466)	(877)
Balance at end of year	$2,668	$875	$1,260

Oriental follows a two-step approach for recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals of litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The amount of unrecognized tax benefits may increase or decrease in the future due to new or current tax year positions, expiration of open income tax returns, changes in management’s judgment about the level of uncertainty, status of examinations, litigations and legislative activity. For the year 2019 there was a net increase in unrecognized tax benefit of $1.8 million.

The statute of limitations under the Puerto Rico Code is four years and the statute of limitations for federal tax purposes is three years, after a tax return is due or filed, whichever is later. Oriental is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2015 to 2018, until the applicable statute of limitations expires. In addition, Oriental’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2016 to 2018. Tax audits by their nature are often complex and can require several years to complete.

The determination of the deferred tax expense or benefit is generally based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of Oriental’s net deferred tax assets assumes that Oriental will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, Oriental may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Significant components of Oriental’s deferred tax assets and liabilities as of December 31, 2019, and 2018 were as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses and other reserves	$60,248	$85,227
Scotiabank PR discount	15,499	$-
Loans and other real estate valuation adjustment	6,874	7,842
Deferred loan charge-offs	144,799	-
Net operating loss carry forwards	7,785	5,466
Alternative minimum tax	25,123	14,631
Unrealized net loss included in other comprehensive income	340	-
Deferred loan origination income, net	11,303	-
Goodwill	30,408	-
Acquired portfolio	51,079	35,753
Other assets allowances	457	966
Other deferred tax assets	23,506	5,298
Total gross deferred tax asset	377,421	155,183
Less: valuation allowance	(6,585)	(4,629)
Net gross deferred tax assets	370,836	150,554
Deferred tax liability:
Acquired loans tax basis	(130,997)	-
FDIC-assisted Eurobank acquisition, net	(14,004)	(22,825)
Customer deposit and customer relationship intangibles	(17,838)	(1,263)
Building valuation adjustment	(7,848)	(8,284)
Unrealized net gain on available-for-sale securities	(82)	-
Servicing asset	(15,988)	(4,018)
Other deferred tax liabilities	(7,339)	(401)
Total gross deferred tax liabilities	(194,096)	(36,791)
Net deferred tax asset	$176,740	$113,763

As of December 31, 2019 and 2018, Oriental's net deferred tax asset, net of a valuation allowance of $6.6 million and $4.6 million, respectively, amounted to $176.7 million and $113.8 million, respectively. The deferred tax assets as of December 31, 2019 include acquisition related deferred tax assets of $59.9 million. The acquisition of SBPR is a nontaxable transaction where the historical tax bases of the acquired business carries over to the acquirer, the historical tax bases include a tax-deductible goodwill from prior acquisitions of SBPR with a deferred tax asset of $30.4 million. The increase in valuation allowance of $2.0 million was mainly related to the realizability of the Holding company’s deferred tax assets ($1.2 million) and the remaining $737 thousand was related to the SBPR acquisition deferred tax asset. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that Oriental will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2019.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

NOTE 21 — REGULATORY CAPITAL REQUIREMENTS

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

As of December 31, 2019 and 2018, OFG Bancorp and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2019 and 2018, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of December 31, 2019
Total capital to risk-weighted assets	$938,994	13.76%	$545,953	8.00%	$682,441	10.00%
Tier 1 capital to risk-weighted assets	$852,311	12.49%	$409,465	6.00%	$545,953	8.00%
Common equity tier 1 capital to risk-weighted assets	$735,441	10.78%	$307,099	4.50%	$443,587	6.50%
Tier 1 capital to average total assets	$852,311	9.24%	$369,151	4.00%	$461,438	5.00%
As of December 31, 2018
Total capital to risk-weighted assets	$990,499	20.48%	$386,977	8.00%	$483,721	10.00%
Tier 1 capital to risk-weighted assets	$928,577	19.20%	$290,233	6.00%	$386,977	8.00%
Common equity tier 1 capital to risk-weighted assets	$811,707	16.78%	$217,675	4.50%	$314,419	6.50%
Tier 1 capital to average total assets	$928,577	14.22%	$261,125	4.00%	$326,406	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2019
Total capital to risk-weighted assets	$899,844	13.21%	$544,964	8.00%	$681,205	10.00%
Tier 1 capital to risk-weighted assets	$813,444	11.94%	$408,723	6.00%	$544,964	8.00%
Common equity tier 1 capital to risk-weighted assets	$813,444	11.94%	$306,542	4.50%	$442,783	6.50%
Tier 1 capital to average total assets	$813,444	8.85%	$367,537	4.00%	$459,421	5.00%
As of December 31, 2018
Total capital to risk-weighted assets	$949,596	19.68%	$385,992	8.00%	$482,490	10.00%
Tier 1 capital to risk-weighted assets	$887,918	18.40%	$289,494	6.00%	$385,992	8.00%
Common equity tier 1 capital to risk-weighted assets	$887,918	18.40%	$217,120	4.50%	$313,618	6.50%
Tier 1 capital to average total assets	$887,918	13.68%	$259,547	4.00%	$324,434	5.00%

NOTE 22 – EQUITY-BASED COMPENSATION PLAN

The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents, as well as equity-based performance awards.

The activity in outstanding options for the years ended December 31, 2019, 2018, and 2017 is set forth below:

	Year Ended December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	739,326	$14.28	845,619	$14.14	917,269	$14.08
Options granted	-	-	-	-	-	-
Options exercised	(105,032)	12.32	(101,268)	13.41	(71,150)	12.96
Options forfeited	-	-	(5,025)	17.08	(500)	15.23
End of year	634,294	$14.60	739,326	$14.28	845,619	$14.14

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2019:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Contract Life		Weighted
	Number of	Average	Remaining	Number of	Average
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Exercise Price
$5.63 to $8.45	-	-	-	3,532	8.28
11.27 to 14.08	233,994	11.88	1.5	313,394	11.81
14.09 to 16.90	244,625	15.39	3.7	228,625	15.29
16.91 to 19.71	155,675	17.00	5.2	78,362	17.44
	634,294	$14.60	3.9	623,913	$13.77
Aggregate Intrinsic Value	$5,714,603			$1,754,258

There were no options granted during 2019, 2018 and 2017. The average fair value of each option granted would have been estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in Oriental’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

The following table summarizes the activity in restricted units under the Omnibus Plan for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Beginning of year	254,050	$12.50	105,800	$14.19	59,800	$16.64
Restricted units granted	125,100	21.36	176,250	12.12	83,000	13.31
Restricted units lapsed	-	-	(24,017)	17.12	(33,100)	16.10
Restricted units forfeited	-	-	(3,983)	12.48	(3,900)	16.79
End of year	379,150	$15.32	254,050	$12.50	105,800	$14.19

The total unrecognized compensation cost related to non-vested restricted units to members of management at December 31, 2019 was $2.8 million and is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 23 – STOCKHOLDERS’ EQUITY

    Preferred Stock and Common Stock

On October 22, 2018, Oriental completed the conversion of all of its 84,000 shares of Series C preferred stock into common stock. Each share of Series C preferred stock was converted into 86.4225 shares of common stock. Upon conversion, the Series C preferred stock is no longer outstanding and all rights with respect to the Series C preferred stock have ceased and terminated, except the right to receive the number of whole shares of common stock issuable upon conversion of the Series C preferred stock and any required cash-in-lieu of fractional shares. At both December 31, 2019 and 2018, preferred and common stock paid-in capital amounted $92.0 million and $59.9 million, respectively.

   Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both December 31, 2019 and 2018, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for common and preferred stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2019 and 2018, the Bank’s legal surplus amounted to $95.8 million and $90.2 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the years ended December 31, 2019, 2018 and 2017, Oriental did not repurchase any shares under the program.

At December 31, 2019 the number of shares that may yet be purchased under the $70 million program is estimated at 327,440, and was calculated by dividing the remaining balance of $7.7 million by $23.61 (closing price of Oriental's common stock at December 31, 2019).

The activity in connection with common shares held in treasury by Oriental for the years ended December 31, 2019, 2018 and 2017 is set forth below:

	Year Ended December 31,
	2019		2018		2017
		Dollar		Dollar		Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of year	$8,591,310	$103,633	8,678,427	$104,502	8,711,025	$104,860
Common shares used upon lapse of restricted stock units and options	(105,032)	(1,294)	(87,117)	(869)	(32,598)	(358)
End of year	$8,486,278	$102,339	8,591,310	$103,633	8,678,427	$104,502

NOTE 24 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of December 31, 2019 and 2018 consisted of:

	December 31,
	2019	2018
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$(306)	$(12,654)
Income tax effect of unrealized loss on securities available-for-sale	(135)	1,682
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	(441)	(10,972)
Unrealized (loss) gain on cash flow hedges	(907)	14
Income tax effect of unrealized (loss) gain on cash flow hedges	340	(5)
Net unrealized (loss) gain on cash flow hedges	(567)	9
Accumulated other comprehensive (loss), net of income taxes	$(1,008)	$(10,963)

Unrealized losses on available-for-sale securities includes $12.0 million, net of tax effect of the adoption of ASU No. 2017-12 from reclassification of all of its mortgage backed securities with carrying value of $424.7 million, from the held-to-maturity portfolio into the available-for-sale portfolio.

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(10,972)	$9	$(10,963)
Transfer of securities held to maturity to available-for-sale	(12,041)	-	(12,041)
Other comprehensive income (loss) before reclassifications	14,335	(2,442)	11,893
Amounts reclassified out of accumulated other comprehensive income (loss)	8,237	1,866	10,103
Other comprehensive income (loss)	10,531	(576)	9,955
Ending balance	$(441)	$(567)	$(1,008)

	Year Ended December 31,
	2018
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(2,638)	$(311)	$(2,949)
Other comprehensive loss before reclassifications	(8,104)	(1,555)	(9,659)
Amounts reclassified out of accumulated other comprehensive income (loss)	(230)	1,875	1,645
Other comprehensive income (loss)	(8,334)	320	(8,014)
Ending balance	$(10,972)	$9	$(10,963)

	Year Ended December 31,
	2017
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$2,209	(613)	1,596
Other comprehensive loss before reclassifications	(11,563)	(186)	(11,749)
Amounts reclassified out of accumulated other comprehensive income (loss)	6,716	488	7,204
Other comprehensive (loss) income	(4,847)	302	(4,545)
Ending balance	$(2,638)	$(311)	$(2,949)

The following table presents reclassifications out of accumulated other comprehensive income for the years ended December 31, 2019, 2018 and 2017:

	Amount reclassified out of accumulated other comprehensive income			Affected Line Item in Consolidated Statement of Operations

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,866	$1,875	$488	Net interest expense
Available-for-sale securities:
Gain on sale of investments	8,274	-	6,896	Net gain on sale of securities
Residual tax effect from OIB's change in applicable tax rate	-	5	104	Income tax expense
Tax effect from changes in tax rates	(37)	(235)	(284)	Income tax expense
	$10,103	$1,645	$7,204

NOTE 25 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income	$53,841	$84,410	$52,646
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(6,512)	(6,511)	(6,512)
Convertible preferred stock (Series C)	-	(5,513)	(7,350)
Income available to common shareholders	$47,329	$72,386	$38,784
Effect of assumed conversion of the convertible preferred stock	-	5,513	7,350
Income available to common shareholders assuming conversion	$47,329	$77,899	$46,134

Weighted average common shares and share equivalents:
Average common shares outstanding	51,335	45,400	43,939
Effect of dilutive securities:
Average potential common shares-options	384	142	19
Average potential common shares-assuming conversion of convertible preferred stock	-	5,807	7,138
Total weighted average common shares outstanding and equivalents	51,719	51,349	51,096
Earnings per common share - basic	$0.92	$1.59	$0.88
Earnings per common share - diluted	$0.92	$1.52	$0.88

During the last quarter of 2018, Oriental converted all of its 84,000 outstanding shares of Series C Preferred Stock into common stock. Each Series C Preferred Stock share was converted into 86.4225 shares of common stock. In computing diluted earnings per common share during the first nine months of 2018, the 84,000 shares of Series C Preferred Stock that remained outstanding, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the years ended December 31, 2018 and 2017 on the convertible preferred stock were added back as income available to common shareholders.

For the years ended December 31, 2019, 2018 and 2017, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 2,575,  432,532 and 932,306, respectively.

NOTE 26 – GUARANTEES

At December 31, 2019 and 2018, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $47.3 million and $23.9 million, respectively.

Oriental has a liability for residential mortgage loans sold subject to credit recourse pursuant to FNMA’s residential mortgage loan sales and securitization programs. At December 31, 2019 and 2018, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $147.4 million and $5.4 million, respectively, $142.5 million related to the Scotiabank PR & USVI Acquisition.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of year	$346	$358	$710
Additions from Scotiabank PR & USVI Acquisition	710	-	-
Net (charge-offs/terminations) recoveries	(71)	(12)	(352)
Balance at end of year	$985	$346	$358

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

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2019, Oriental did not repurchase any mortgage loans subject to the credit recourse provision. During 2018, Oriental repurchased approximately $705 thousand of unpaid principal balance in mortgage loans subject to the credit recourse provisions. During 2017, Oriental repurchased approximately $107 thousand of unpaid principal balance in mortgage loans subject to the credit recourse provisions. If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At December 31, 2019, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $985 thousand (December 31, 2018– $346 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the years ended December 31, 2019, Oriental repurchased $12 million (December 31, 2018 – $7.7 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. At December 31, 2019, Oriental had $4.6 million liability for the estimated credit losses related to these loans.

During the years ended December 31, 2019, 2018, 2017, Oriental recognized $17 thousand, $556 thousand and $260 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $123 thousand, $160 thousand and $477 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2019, Oriental serviced $4.4 billion (December 31, 2018 - $895.6 million) in mortgage loans for third parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At December 31, 2019, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $3.6 million (December 31, 2018 - $706 thousand). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

NOTE 27—  COMMITMENTS AND CONTINGENCIES

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

Credit-related financial instruments at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(In thousands)
Commitments to extend credit	$853,148	$541,423
Commercial letters of credit	2,178	340

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

At December 31, 2019 and 2018, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $2.7 million and $627 thousand, at December 31, 2019 and 2018, respectively.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2019 and 2018, is as follows:

	December 31,
	2019	2018
	(In thousands)
Standby letters of credit and financial guarantees	$47,251	$23,889
Loans sold with recourse	147,399	5,414

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

NOTE 28—  OPERATING LEASES

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

Operating Lease Cost

	Year Ended December 31, 2019
		Statement of Operations Classification

Lease costs	$6,571	Occupancy and equipment
Variable lease costs	2,324	Occupancy and equipment
Short-term lease cost	180	Occupancy and equipment
Lease income	(554)	Occupancy and equipment
Total lease cost	$8,521

Rent expense for the years ended December 31, 2018 and 2017, prior to adoption of ASU 2016-02 (Topic 842), was $9.0 million and $9.9 million, respectively, included in the "occupancy and equipment" caption in the unaudited consolidated statements of operations.

Operating Lease Assets and Liabilities

	December 31 2019
		Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$39,112	Operating lease right-of-use assets
Lease Liabilities	$39,840	Operating leases liabilities

December 31, 2019

(In thousands)
Weighted-average remaining lease term	6.5 years
Weighted-average discount rate	6.8%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2019 were as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2020	$10,823
2021	8,544
2022	7,225
2023	6,082
2024	4,077
Thereafter	13,358
Total lease payments	$50,109
Less imputed interest	10,269
Present value of lease liabilities	$39,840

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2018 were as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2019	$5,618
2020	4,293
2021	3,360
2022	2,494
2023	1,968
Thereafter	6,679
Total future minimum lease payments	$24,412

NOTE 29 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities

The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC).  ICE is a well-recognized pricing company and an established leader in financial information.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value.  If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At December 31, 2019 and 2018, Oriental did not have investment securities classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$397,183	$676,986	$-	$1,074,169
Trading securities	-	37	-	37
Money market investments	6,775	-	-	6,775
Derivative assets	-	6	-	6
Servicing assets	-	-	50,779	50,779
Derivative liabilities	-	(913)	-	(913)
	$403,958	$676,116	$50,779	$1,130,853
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$61,128	$61,128
Foreclosed real estate	-	-	29,909	29,909
Other repossessed assets	-	-	3,327	3,327
	$-	$-	$94,364	$94,364

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,805	$831,052	$-	$841,857
Trading securities	-	360	-	360
Money market investments	4,930	-	-	4,930
Derivative assets	-	347	-	347
Servicing assets	-	-	10,716	10,716
Derivative liabilities	-	(333)	-	(333)
	$15,735	$831,426	$10,716	$857,877
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$81,976	$81,976
Foreclosed real estate	-	-	33,768	33,768
Other repossessed assets	-	-	2,986	2,986
	$-	$-	$118,730	$118,730

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019, 2018 and 2017:

Level 3 Instruments Only	Servicing Assets
	(In thousands)
	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$10,716	$9,821	$9,858
New instruments acquired	41,637	1,481	1,658
Principal repayments	(906)	(814)	(590)
Changes in fair value of servicing assets	(668)	228	(1,105)
Balance at end of year	$50,779	$10,716	$9,821

During the years ended December 31, 2019, 2018, and 2017, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at December 31, 2019:

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$50,779	Cash flow valuation	Constant prepayment rate	4.47% -18.81%
			Discount rate	10.00% - 15.00%
Collateral dependent impaired loans	$33,645	Fair value of property or collateral	Appraised value less disposition costs	14.20% - 42.20%

Other non-collateral dependent impaired loans	$27,483	Cash flow valuation	Discount rate	4.75% - 10.25%

Foreclosed real estate	$29,909	Fair value of property or collateral	Appraised value less disposition costs	14.20% - 47.20%

Other repossessed assets	$3,327	Fair value of property or collateral	Estimated net realizable value less disposition costs	29.00% - 71.00%

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

The estimated fair value and carrying value of Oriental’s financial instruments at December 31, 2019 and 2018 is as follows:

	December 31,
	2019		2018
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$851,307	$851,307	$447,033	$447,033
Restricted cash	$1,450	$1,450	$3,030	$3,030
Level 2
Financial Assets:
Trading securities	$37	$37	$360	$360
Investment securities available-for-sale	$1,074,169	$1,074,169	$841,857	$841,857
Investment securities held-to-maturity	$-	$-	$410,353	$424,740
Federal Home Loan Bank (FHLB) stock	$13,048	$13,048	$12,644	$12,644
Other investments	$560	$560	$3	$3
Derivative assets	$6	$6	$347	$347
Financial Liabilities:
Derivative liabilities	$913	$913	$333	$333
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$5,894,745	$6,641,847	$4,106,628	$4,431,594
Accrued interest receivable	$36,781	$36,781	$34,254	$34,254
Servicing assets	$50,779	$50,779	$10,716	$10,716
Accounts receivable and other assets	$78,595	$78,595	$37,842	$37,842
Financial Liabilities:
Deposits	$7,679,685	$7,698,610	$4,881,903	$4,908,115
Securities sold under agreements to repurchase	$190,345	$190,274	$453,135	$455,508
Advances from FHLB	$79,620	$78,009	$78,503	$77,620
Other borrowings	$1,195	$1,195	$1,214	$1,214
Subordinated capital notes	$35,886	$36,083	$36,184	$36,083
Accrued expenses and other liabilities	$185,660	$185,660	$87,665	$87,665

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2019 and 2018:

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

NOTE 30 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Banking service revenues:
Checking accounts fees	$6,003	$5,878	$6,903
Savings accounts fees	658	635	601
Electronic banking fees	32,282	32,431	28,174
Credit life commissions	531	541	492
Branch service commissions	1,491	1,581	811
Servicing and other loan fees	1,367	1,844	1,758
International fees	521	718	712
Miscellaneous income	13	10	17
Total banking service revenues	42,866	43,638	39,468

Wealth management revenue:
Insurance income	6,826	6,956	6,652
Broker fees	7,544	6,996	7,131
Trust fees	10,922	10,878	10,930
Retirement plan and administration fees	932	1,095	1,048
Investment banking fees	-	9	29
Total wealth management revenue	26,224	25,934	25,790

Mortgage banking activities:
Net servicing fees	3,854	5,024	3,865
Net gains on sale of mortgage loans and valuation	527	305	923
Other	(106)	(562)	(738)
Total mortgage banking activities	4,275	4,767	4,050
Total banking and financial service revenues	$73,365	$74,339	$69,308

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

NOTE 31 –  BUSINESS SEGMENTS

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

Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$337,448	$69	$36,278	$373,795	$-	$373,795
Interest expense	(36,023)	-	(14,979)	(51,002)	-	(51,002)
Net interest income	301,425	69	21,299	322,793	-	322,793
Provision for loan and lease losses, net	(96,504)	-	(288)	(96,792)	-	(96,792)
Non-interest income	47,517	26,649	8,327	82,493	-	82,493
Non-interest expenses	(211,755)	(17,163)	(4,326)	(233,244)	-	(233,244)
Intersegment revenue	2,207	-	-	2,207	(2,207)	-
Intersegment expenses	-	(652)	(1,555)	(2,207)	2,207	-
Income before income taxes	$42,890	$8,903	$23,457	$75,250	$-	$75,250
Income tax expense	16,084	3,339	1,986	21,409	-	21,409
Net income	$26,806	$5,564	$21,471	$53,841	$-	$53,841
Total assets	$7,486,314	$33,369	$2,865,186	$10,384,869	$(1,087,208)	$9,297,661

	Year Ended December 31, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$320,084	$46	$40,289	$360,419	$-	$360,419
Interest expense	(29,746)	-	(14,779)	(44,525)	-	(44,525)
Net interest income	290,338	46	25,510	315,894	-	315,894
Provision for loan and lease losses, net	(55,885)	-	(223)	(56,108)	-	(56,108)
Non-interest income	53,592	26,457	46	80,095	-	80,095
Non-interest expenses	(186,460)	(16,440)	(4,181)	(207,081)	-	(207,081)
Intersegment revenue	2,126	-	-	2,126	(2,126)	-
Intersegment expenses	-	(788)	(1,338)	(2,126)	2,126	-
Income before income taxes	$103,711	$9,275	$19,814	$132,800	$-	$132,800
Income tax expense	40,447	3,617	4,326	48,390	-	48,390
Net income	$63,264	$5,658	$15,488	$84,410	$-	$84,410
Total assets	$5,863,067	$25,757	$1,708,455	$7,597,279	$(1,013,927)	$6,583,352

	Year Ended December 31, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$311,503	$53	$34,091	$345,647	$-	$345,647
Interest expense	(26,308)	-	(15,167)	(41,475)	-	(41,475)
Net interest income	285,195	53	18,924	304,172	-	304,172
Provision for loan and lease losses, net	(113,108)	-	(31)	(113,139)	-	(113,139)
Non-interest income	45,102	26,069	7,516	78,687	-	78,687
Non-interest expenses	(184,567)	(13,486)	(3,578)	(201,631)	-	(201,631)
Intersegment revenue	1,604	-	748	2,352	(2,352)	-
Intersegment expenses	(748)	(1,137)	(467)	(2,352)	2,352	-
Income before income taxes	$33,478	$11,499	$23,112	$68,089	$-	$68,089
Income tax expense	13,057	4,485	(2,099)	15,443	-	15,443
Net income	$20,421	$7,014	$25,211	$52,646	$-	$52,646
Total assets	$5,597,077	$25,980	$1,536,417	$7,159,474	$(970,421)	$6,189,053

NOTE 32 – OFG BANCORP (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, Oriental generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The payment of dividends by the Bank to Oriental may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. During 2019, 2018, and 2017, Oriental Insurance paid $4.0 million, respectively, in dividends to Oriental. Oriental Financial Services did not pay any dividends during 2019, 2018, and 2017.

The following condensed financial information presents the financial position of the holding company only as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019, 2018 and 2017:

OFG BANCORP

CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION

(Holding Company Only)

	December 31,
	2019	2018
	(In thousands)
ASSETS
Cash and cash equivalents	$27,932	$39,207
Investment in bank subsidiary, equity method	1,027,633	983,718
Investment in nonbank subsidiaries, equity method	32,803	19,341
Due from bank subsidiary, net	40	40
Deferred tax asset, net	-	(1)
Other assets	676	1,123
Total assets	$1,089,084	$1,043,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	5,222	5,219
Due to affiliates	-	14
Accrued expenses and other liabilities	2,301	2,235
Subordinated capital notes	36,083	36,083
Total liabilities	43,606	43,551
Stockholders’ equity	1,045,478	999,877
Total liabilities and stockholders’ equity	$1,089,084	$1,043,428

OFG BANCORP

CONDENSED STATEMENTS OF OPERATIONS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income:
Interest income	$828	$477	$188
Investment trading activities, net and other	5,308	6,003	4,511
Total income	6,136	6,480	4,699
Expenses:
Interest expense	2,012	1,905	1,556
Operating expenses	7,516	7,980	6,700
Total expenses	9,528	9,885	8,256
Loss before income taxes	(3,392)	(3,405)	(3,557)
Income tax expense	1,705	2,400	403
Loss before changes in undistributed earnings of subsidiaries	(5,097)	(5,805)	(3,960)
Equity in undistributed earnings from:
Bank subsidiary	56,114	87,128	51,612
Nonbank subsidiaries	2,824	3,087	4,994
Net income	$53,841	$84,410	$52,646

OFG BANCORP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$53,841	$84,410	$52,646
Other comprehensive loss before tax:
Other comprehensive income from bank subsidiary	9,955	(8,014)	(4,545)
Other comprehensive loss before taxes	9,955	(8,014)	(4,545)
Income tax effect	-	-	-
Other comprehensive loss after taxes	9,955	(8,014)	(4,545)
Comprehensive income	$63,796	$76,396	$48,101

OFG BANCORP

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$53,841	$84,410	$52,646
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings from banking subsidiary	(56,114)	(87,128)	(51,612)
Equity in undistributed earnings from nonbanking subsidiaries	(2,824)	(3,087)	(4,994)
Stock-based compensation	2,134	1,401	1,109
Employee benefit adjustment	-	-	(99)
Deferred income tax, net	-	2,230	414
Net decrease (increase) in other assets	458	372	(205)
Net (decrease) increase in accrued expenses and other liabilities	64	203	(1,185)
Dividends from banking subsidiary	20,000	37,700	26,743
Dividends from non-banking subsidiary	6,017	4,000	4,002
Net cash provided by operating activities	23,576	40,101	26,819
Cash flows from investing activities:
Net decrease in due from bank subsidiary, net	-	-	307
Net decrease in due to non-bank subsidiary, net	(14)	14	-
Proceeds from sales of premises and equipment	310	200	-
Capital contribution to banking subsidiary	(1,720)	(1,105)	(788)
Capital contribution to non-banking subsidiary	(13,518)	(24)	(50)
Additions to premises and equipment	(319)	(97)	(19)
Net cash (used in) provided by investing activities	(15,261)	(1,012)	(550)
Cash flows from financing activities:
Proceeds from (payments to) exercise of stock options and lapsed restricted units, net	1,294	508	-
Dividends paid	(20,884)	(24,820)	(24,412)
Net cash used in financing activities	(19,590)	(24,312)	(24,412)
Net change in cash and cash equivalents	(11,275)	14,777	1,857
Cash and cash equivalents at beginning of year	39,207	24,430	22,573
Cash and cash equivalents at end of year	$27,932	$39,207	$24,430

NOTE 33 – SUBSEQUENT EVENTS

On January 6 and 7 of 2020, significant earthquakes struck the island of Puerto Rico with significant damages in the southwestern part of the island. Oriental’s digital channels, core banking and electronic funds transfer systems and branches continued to function uninterrupted during and after the earthquakes. There were no structural damages to the Oriental’s facilities. Oriental maintains insurance for its properties, including business interruption. Oriental made an assessment with information available for the impact of recent earthquakes on its credit portfolio and determined that they were not significant. The documentation for the assessment considers all information available at the moment; gathered through visits or interviews with our clients, inspections of collaterals, identification of most affected areas. Oriental will continue to assess the impact to our customers as more information becomes available.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Oriental’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2019, an evaluation was carried out under the supervision and with the participation of Oriental’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Oriental’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, Oriental’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Oriental in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Oriental to disclose material information otherwise required to be set forth in Oriental’s periodic reports.

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

Changes in Internal Control over Financial Reporting

The internal control over financial reporting of the acquired Scotiabank PR & USVI was excluded from the evaluation of effectiveness of Oriental’s disclosure controls and procedures as of the period end covered by this report because of the timing of the acquisition.  As a result of the Scotiabank PR & USVI Acquisition, Oriental will be evaluating changes to processes, information technology systems, and other components of internal controls in financial reporting as part of its integration process.

There have not been any changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

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

The following table shows certain information pertaining to the awards under the Omnibus Plan as of December 31, 2019:

	(a)		(b)		(c)
Number of Securities
	Number of Securities to be		Weighted-Average		Remaining Available for
	Issued Upon Exercise of		Exercise Price of		Future Issuance Under Equity
	Outstanding Options,		Outstanding Options,		Compensation Plans (excluding
	Warrants and Rights		Warrants and Rights		those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	1,013,444	(1)	$9.14	(2)	$707,046
	1,013,444		$9.14		707,046

(1) Includes 634,294 stock options and 379,150 restricted stock units.
(2) Exercise price related to stock options.

Oriental recorded $2.134 million, $1.401 million and $1.109 million related to stock-based compensation expense during the years ended December 31, 2019, 2018 and 2017, respectively.

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

Management’s Report on Internal Control Over Financial Reporting
Financial Statements:
Reports of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Financial Condition as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to the Consolidated Financial Statements

Financial Statement Schedules

No schedules are presented because the information is not applicable or is included in the accompanying consolidated financial statements or in the notes thereto described above.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

Exhibits

Exhibit No.:	Description Of Document:

2.1	Stock Purchase Agreement dated June 26, 2019, between The Bank of Nova Scotia and Oriental Bank, and, solely for the purposes expressly provided therein, OFG Bancorp. (1)

2.2	Sale and Purchase Agreement (USVI) dated June 26, 2019, between The Bank of Nova Scotia and Oriental Bank, and, solely for the purposes expressly provided therein, OFG Bancorp. (2)
2.3	Sale and Purchase Agreement (PR) dated June 26, 2019, between The Bank of Nova Scotia and Oriental Bank, and, solely for the purposes expressly provided therein, OFG Bancorp. (3)
3.1	Composite Certificate of Incorporation. (4)

3.2	By-Laws.(5)

4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A. (6)

4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B. (7)

4.3	Certificate of Designations of 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(8)

4.4	Form of Certificate for the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(9)

4.5	Form of Certificate for the 7.0% Noncumulative Monthly Income Preferred Stock, Series B. (10)

4.6	Form of Certificate for the 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(8)

10.1	Change in Control Compensation Agreement between Oriental and José R. Fernández.(11)

10.2	Change in Control Compensation Agreement between Oriental and Ganesh Kumar (12)

10.3	Technology Outsourcing Agreement dated as of January 26, 2007, between Oriental and Metavante Corporation.(13)

10.4	OFG Bancorp 2007 Omnibus Performance Incentive Polan, as amended and restated. (14)

10.5	Form of qualified stock option award and agreement (15)

10.6	Form of restricted stock award and agreement (16)

10.7	Form of restricted unit award and agreement (17)
10.8	Form of performance shares award and agreement (18)

10.9	Employment Agreement dated as of February 28, 2018 between Oriental and José R. Fernández (19)

10.10	Amendment dated as of May 31, 2018 to Technology Outsourcing Agreement between Oriental and Metavante Corporation (20)

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (included in Item 6 hereof )

21.1	List of subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following materials from Oriental’s annual report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, and (v) Consolidated Statements of Cash Flow.

(1)      Incorporated herein by reference to Exhibit 2.1 of Oriental’s current report on Form 8-K filed with the SEC on July 2, 2019. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(2)      Incorporated herein by reference to Exhibit 2.2 of Oriental’s current report on Form 8-K filed with the SEC on July 2, 2019. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(3)      Incorporated herein by reference to Exhibit 2.3 of Oriental’s current report on Form 8-K filed with the SEC on July 2, 2019. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(4)    Incorporated herein by reference to Exhibit 3.1 of Oriental’s annual report on Form 10-K filed with the SEC on March 14, 2016.

(5)    Incorporated herein by reference to Exhibit 3.1 of Oriental’s current report on Form 8-K filed with the SEC on January 30, 2018.

(6)    Incorporated herein by reference to Exhibit 4.1 of Oriental’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(7)    Incorporated herein by reference to Exhibit 4.1 of Oriental’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

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

(20)   Incorporated herein by reference to Exhibit 10.1 of Oriental’s quarterly report on Form 10-Q filed with the SEC on August 3, 2018.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: March 2, 2020
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: March 2, 2020
Maritza Arizmendi Díaz
Executive Vice President and Chief Financial Officer

By:	/s/ Krisen Aguirre Torres	Dated: March 2, 2020
Krisen Aguirre Torres
Vice President Financial Reporting and Accounting Control

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ Julian Inclán	Dated: March 2, 2020
Julian Inclán
Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: March 2, 2020
José Rafael Fernández
Vice Chairman of the Board

By:	/s/ Juan Carlos Aguayo	Dated: March 2, 2020
Juan Carlos Aguayo
Director

By:	/s/ Jorge Colón Gerena	Dated: March 2, 2020
Jorge Colón Gerena
Director

By:	/s/ Pedro Morazzani	Dated: March 2, 2020
Pedro Morazzani
Director

By:	/s/ Edwin Pérez Hernández	Dated: March 2, 2020
Edwin Pérez Hernández
Director

By:	/s/ Néstor de Jesús	Dated: March 2, 2020
Néstor de Jesús
Director

Dated: March 2, 2020
By:	/s/ Susan S. Harnett
Susan s. Harnett
Director

Dated: March 2, 2020
By:	/s/ Christa Steele

Christa Steele
Director