Form 10-Q
period 2020-03-31
OFG BANCORP
filed 2020-05-11
CIK 1030469

119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

51,340,582 common shares ($1.00 par value per share) outstanding as of April 30, 2020

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31,	December 31,
	2020	2019
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$1,314,688	$844,532
Money market investments	10,203	6,775
Total cash and cash equivalents	1,324,891	851,307
Restricted cash	1,050	1,450
Investments:
Trading securities, at fair value, with amortized cost of $182 (December 31, 2019 - $182)	29	37
Investment securities available-for-sale, at fair value, with amortized cost of $648,565
and allowance for credit losses of $0 (December 31, 2019, amortized cost $1,074,475)	657,460	1,074,169
Federal Home Loan Bank (FHLB) stock, at cost	10,301	13,048
Other investments	973	560
Total investments	668,763	1,087,814
Loans:
Loans held-for-sale, at lower of cost or fair value	5,815	19,591
Loans held for investment, net of allowance for credit losses of $230,755 (December 31, 2019 - $116,539)	6,535,359	6,622,256
Total loans	6,541,174	6,641,847
Other assets:
Foreclosed real estate	27,292	29,909
Accrued interest receivable	40,181	37,120
Deferred tax asset, net	196,129	176,740
Premises and equipment, net	81,834	81,105
Customers' liability on acceptances	11,763	21,599
Core deposit, customer relationship and other intangibles	54,174	56,965
Servicing assets	49,287	50,779
Goodwill	86,069	86,069
Operating lease right-of-use assets	36,844	39,112
Other assets	119,120	135,845
Total assets	$9,238,571	$9,297,661

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31,	December 31,
	2020	2019
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,711,492	$3,579,115
Savings accounts	1,871,719	1,836,480
Time deposits	2,236,060	2,283,015
Total deposits	7,819,271	7,698,610
Borrowings:
Securities sold under agreements to repurchase	50,103	190,274
Advances from FHLB	76,961	78,009
Subordinated capital notes	36,083	36,083
Other borrowings	640	1,195
Total borrowings	163,787	305,561
Other liabilities:
Derivative liabilities	2,059	913
Acceptances executed and outstanding	11,763	21,599
Operating lease liabilities	37,702	39,840
Accrued expenses and other liabilities	181,395	185,660
Total liabilities	8,215,977	8,252,183
Commitments and contingencies (See Note 18)	nil	nil
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2019 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 51,326,998 shares outstanding (December 31, 2019 - $59,885,234;
51,398,956 )	59,885	59,885
Additional paid-in capital	621,206	621,515
Legal surplus	95,945	95,779
Retained earnings	250,557	279,646
Treasury stock, at cost, 8,558,236 shares (December 31, 2019 - 8,486,278 shares)	(103,289)	(102,339)
Accumulated other comprehensive income (loss), net of tax of $548 (December 31, 2019 - $206)	6,290	(1,008)
Total stockholders’ equity	1,022,594	1,045,478
Total liabilities and stockholders’ equity	$9,238,571	$9,297,661

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019

	Quarter Ended March 31,
	2020	2019
	(In thousands, except per share data)
Interest income:
Loans	$116,502	$84,119
Mortgage-backed securities	2,773	7,925
Investment securities and other	4,489	2,666
Total interest income	123,764	94,710
Interest expense:
Deposits	16,620	9,049
Securities sold under agreements to repurchase	1,002	2,785
Advances from FHLB and other borrowings	539	563
Subordinated capital notes	435	524
Total interest expense	18,596	12,921
Net interest income	105,168	81,789
Provision for credit losses	47,131	12,249
Net interest income after provision for credit losses	58,037	69,540
Non-interest income:
Banking service revenue	15,646	10,465
Wealth management revenue	7,286	5,882
Mortgage banking activities	3,234	1,206
Total banking and financial service revenues	26,166	17,553

Net gain on:
Sale of securities	4,728	-
Bargain purchase from Scotiabank PR & USVI acquisition	409	-
Other non-interest income	80	103
Total non-interest income, net	31,383	17,656

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019 (CONTINUED)

	Quarter Ended March 31,
	2020	2019
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	35,544	20,341
Occupancy, equipment and infrastructure costs	11,439	7,746
Electronic banking charges	9,588	5,065
Information technology expenses	6,934	2,507
Professional and service fees	5,789	3,208
Insurance	3,478	1,146
Taxes, other than payroll and income taxes	3,177	2,154
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	2,522	3,366
Advertising, business promotion, and strategic initiatives	1,629	1,211
Loan servicing and clearing expenses	1,343	1,209
Communication	971	741
Printing, postage, stationary and supplies	722	578
Director and investor relations	310	230
Merger and restructuring charges	304	-
Other	3,572	2,650
Total non-interest expense	87,322	52,152
Income before income taxes	2,098	35,044
Income tax expense	297	11,574
Net income	1,801	23,470
Less: dividends on preferred stock	(1,628)	(1,628)
Income available to common shareholders	$173	$21,842
Earnings per common share:
Basic	$-	$0.43
Diluted	$-	$0.42
Average common shares outstanding and equivalents	51,713	51,626
Cash dividends per share of common stock	$0.07	$0.07

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019

	Quarter Ended March 31,
	2020	2019
	(In thousands)

Net income	$1,801	$23,470
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	13,929	3,374
Realized gain on sale of securities available-for-sale	(4,728)	-
Unrealized (loss) gain on cash flow hedges	(1,150)	(343)
Other comprehensive income before taxes	8,051	3,031
Income tax effect	(753)	(115)
Other comprehensive income after taxes	7,298	2,916
Comprehensive income	$9,099	$26,386

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019

	Quarter Ended March 31,
	2020	2019
	(In thousands)
Preferred stock:
Balance at beginning of period	$92,000	$92,000
Balance at end of period	92,000	92,000
Common stock:
Balance at beginning of period	59,885	59,885
Balance at end of period	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	621,515	619,381
Stock-based compensation expense	501	447
Lapsed restricted stock units	(810)	-
Balance at end of period	621,206	619,828
Legal surplus:
Balance at beginning of period	95,779	90,167
Transfer from retained earnings	166	2,454
Balance at end of period	95,945	92,621
Retained earnings:
Balance at beginning of period	279,646	253,040
Topic 326 adoption	(25,494)	-
Topic 842 adoption	-	(736)
Balance at beginning of period (as adjusted for change in accounting principle)	254,152	252,304
Net income	1,801	23,470
Cash dividends declared on common stock	(3,602)	(3,591)
Cash dividends declared on preferred stock	(1,628)	(1,628)
Transfer to legal surplus	(166)	(2,454)
Balance at end of period	250,557	268,101
Treasury stock:
Balance at beginning of period	(102,339)	(103,633)
Stock repurchased	(2,226)	-
Lapsed restricted stock units and options	1,276	437
Balance at end of period	(103,289)	(103,196)
Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	(1,008)	(10,963)
Other comprehensive income, net of tax:	7,298	2,916
Balance at end of period	6,290	(8,047)
Total stockholders’ equity	$1,022,594	$1,021,192

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019

	Quarter Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$1,801	$23,470
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value (discounts) premiums on acquired loans	(2,239)	809
Amortization of investment securities premiums, net of accretion of discounts	1,906	1,113
Amortization of core deposit, customer relationships and other intangibles	2,791	292
Net change in operating leases	130	10
Depreciation and amortization of premises and equipment	3,001	2,095
Deferred income tax (benefit) expense, net	(6,226)	1,344
Provision for credit losses	47,131	12,249
Stock-based compensation	501	447
(Gain) loss on:
Sale of securities	(4,728)	-
Sale of loans	(565)	(167)
Foreclosed real estate and other repossessed assets	554	1,176
Sale of other assets	(7)	-
Originations of loans held-for-sale	(31,401)	(18,282)
Proceeds from sale of loans held-for-sale	19,133	5,923
Net (increase) decrease in:
Trading securities	8	(21)
Accrued interest receivable	(3,067)	1,102
Servicing assets	1,492	93
Other assets	18,791	6,703
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(1,136)	(991)
Accrued expenses and other liabilities	(28,815)	(16,687)
Net cash provided by operating activities	19,055	20,678

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019 (CONTINUED)

	Quarter Ended March 31,
	2020	2019
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(618)	(207)
FHLB stock	-	(1,101)
Other investments	(413)	-
Maturities and redemptions of:
Investment securities available-for-sale	135,149	44,758
FHLB stock	2,747	945
Proceeds from sales of:
Investment securities available-for-sale	320,984	-
Foreclosed real estate and other repossessed assets, including write-offs	11,010	11,948
Premises and equipment	7	-
Origination and purchase of loans, excluding loans held-for-sale	(249,157)	(258,082)
Principal repayment of loans	241,638	254,992
Additions to premises and equipment	(3,730)	(2,220)
Net cash provided by investing activities	$457,617	$51,033
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	145,096	12,850
Securities sold under agreements to repurchase	(140,000)	(23,766)
FHLB advances, federal funds purchased, and other borrowings	(1,598)	2,547
Exercise of stock options with treasury shares	466	437
Purchase of treasury stock	(2,226)	-
Dividends paid on preferred stock	(1,628)	(1,229)
Dividends paid on common stock	(3,598)	(3,590)
Net cash (used in) financing activities	$(3,488)	$(12,751)
Net change in cash, cash equivalents and restricted cash	473,184	58,960
Cash, cash equivalents and restricted cash at beginning of period	852,757	450,063
Cash, cash equivalents and restricted cash at end of period	$1,325,941	$509,023
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and due from banks	$1,314,688	$498,328
Money market investments	10,203	7,665
Restricted cash	1,050	3,030
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,325,941	$509,023
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$15,584	$13,513
Income taxes paid	$5,000	$-
Operating lease liabilities paid	$3,208	$1,519
Mortgage loans securitized into mortgage-backed securities	$26,783	$15,163
Transfer from held-to-maturity securities to available-for-sale securities	$-	$424,740
Transfer from loans to foreclosed real estate and other repossessed assets	$8,716	$10,995
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$261	$-
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$-	$49
Financed sales of foreclosed real estate	$-	$186
Loans booked under the GNMA buy-back option	$75,314	$12,942
Initial recognition of operating lease right-of-use assets	$-	$21,930
Initial recognition of operating lease liabilities	$-	$23,689
See notes to unaudited consolidated financial statements

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

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

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank, a Puerto Rico commercial bank, in an FDIC-assisted acquisition. On February 6, 2017, the Bank and the FDIC agreed to terminate the shared-loss agreements related to the Eurobank Acquisition. On December 18, 2012, Oriental acquired a group of Puerto Rico-based entities that included Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR”), a Puerto Rico commercial bank, as well as a securities broker-dealer and an insurance agency, which is referred to herein as the “BBVAPR Acquisition.” On December 31, 2019, Oriental purchased from the BNS all outstanding common stock of Scotiabank de Puerto Rico (“SBPR”). Immediately following the closing of the Scotiabank Acquisition, Oriental merged Scotiabank de Puerto Rico with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. As part of this transaction, Oriental Bank also acquired the U.S. Virgin Islands banking operations of BNS through an acquisition of certain assets and an assumption of certain liabilities, and certain loans and assumed certain liabilities from BNS’s Puerto Rico branch. This transaction is referred to as the “Scotiabank PR & USVI Acquisition.” These acquired businesses have been integrated for financial reporting purposes.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of Coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in P.R. and the U.S., creating significant uncertainties. After recent disruptions in economic conditions caused by COVID-19, Oriental made available several deferral programs for the payment of principal and interest for auto, personal, credit cards and mortgage, and commercial loans, for customers whose payments were not over 29 days past due at March 12, 2020. Refer to footnotes for further disclosure associated to this event.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Oriental have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of Oriental on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC and have recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes.

Significant Accounting Policies

Oriental’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Updates Not Yet Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU addresses operational challenges resulting from the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other reference rates at the end of 2021. By providing optional practical expedients and exceptions to applying certain GAAP requirements, ASU No. 2020-04 provides temporary relief designed to ease the operational cost and burden of accounting for contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. In general, the optional expedients and exceptions allow eligible contracts that are modified due to reference rate reform to be accounted for prospectively as a continuation of those contracts, permit companies to preserve hedge accounting for hedging relationships affected by reference rate reform and enable companies to make a one-time election to transfer or sell certain held-to-maturity debt securities indexed to LIBOR or another reference rate that is expected to be discontinued. The temporary expedients and exceptions are elective and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with the exception of hedging relationships existing as of that date for which certain optional expedients have been elected and are expected to be retained through the end of the hedging relationships. We did not enter into any contract modifications between March 12, 2020 and March 31, 2020 that would be eligible for the accounting relief provided by ASU 2020-04. We will continue to evaluate ASU 2020-04 to determine the timing and extent to which we will apply the provided accounting relief.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying The Accounting For Income Taxes. The ASU intended to simplify and improve the accounting for income taxes. The updated guidance eliminates certain exceptions and clarifies and amends certain areas of the guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Oriental does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

New Accounting Updates Adopted in 2020

Accounting for Financial Instruments -- Credit Losses

On January 1, 2020, Oriental adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities, receivables and other financial assets measured at amortized cost at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple existing impairment methods, which generally required that a loss be incurred before it was recognized. The CECL standard also requires credit losses related to AFS debt securities to be recorded through an allowance for credit losses. Our adoption of this standard on January 1, 2020 did not have an impact on our portfolio of AFS debt securities.

We adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, we recognized an after-tax cumulative effect reduction to retained earnings totaling $25.5 million, as detailed in the table below. Operating results for periods after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described in our 2019 Form 10-K.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table details the impact of the adoption of CECL on the assets, liabilities and retained earnings as of January 1, 2020.

	January 1, 2020
	Pre-Adoption	Impact of adoption	Post-Adoption	Cumulative Effect on Retained Earnings
	(In thousands)
Assets:
Investment securities available for sale	$1,074,169	$-	$1,074,169	$-
Deferred tax asset	176,740	13,874	190,614	13,874
Loans
Commercial	2,222,085	42,143	2,264,228	-
Mortgage	2,508,821	7,830	2,516,651	-
Consumer	504,507	181	504,688	-
Auto	1,522,973	368	1,523,341	-
	6,758,386	50,522	6,808,908	-
Allowance for credit losses on loans
Commercial	(34,886)	(45,705)	(80,591)	(3,562)
Mortgage	(30,382)	(18,810)	(49,192)	(10,980)
Consumer	(18,446)	(8,599)	(27,045)	(8,418)
Auto	(32,825)	(16,606)	(49,431)	(16,238)
	(116,539)	(89,720)	(206,259)	(39,198)
Net loans	6,641,847	(39,198)	6,602,649	(39,198)

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	3,688	170	3,858	170
	$7,889,068	$(25,494)	$7,863,574	$(25,494)

In connection with the adoption of CECL, we revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.

Investment securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Oriental had no securities classified as held to maturity on March 31, 2020 or December 31, 2019. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses (those for which no allowance for credit losses are recorded) reported as a component of other comprehensive income, net of tax. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Allowance for credit losses – available-for-sale securities: For available-for-sale investment securities in an unrealized loss position, Oriental first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For investment securities available-for-sale that do not meet the aforementioned criteria, Oriental evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of security. If the present value of cash flows expected to be collected is less than amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

All securities held by Oriental are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $2.7 million and $4.1 million on March 31, 2020 and December 31, 2019, respectively, reported in accrued interest receivable on the consolidated statement of financial condition.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Accrued interest receivable totaled $37.4 million and $32.7 million on March 31, 2020 and December 31, 2019, respectively, reported in accrued interest receivable on the consolidated statement of financial condition. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income through the life of the loan.

Loans held for investment that were not purchased with credit deterioration are referred to as Non-PCD loans and loans that were purchased with credit deterioration are referred to as PCD loans.

Oriental discontinues accrual of interest after payments become more than 90 days past due or earlier if Oriental does not expect the full collection of principal or interest, except for residential mortgage loans insured or guaranteed under applicable FHA and VA programs that are not placed in non-accrual status until they become 12 months or more past due, as they are insured loans. At that time, any accrued income is reversed. The delinquency status is based upon the contractual terms of the loans. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Collections are accounted for on the cash method thereafter, until qualifying to return to accrual status. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist. The determination as to the ultimate collectability of the loan’s balance may involve management’s judgment in the evaluation of the borrower’s financial condition and prospects for repayment. Interest income is based on contractual yield on the Non-PCD loans.

Purchased Credit Deteriorated (PCD) Loans: Oriental has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Oriental considered the following factors as indicators that an acquired loan had evidence of deterioration in credit quality: loans that were 90 days or more past due; loans that had an internal loan grade of substandard or worse - substandard loans have a well-defined weakness that jeopardizes collection of the loan; loans that were classified as nonaccrual by the acquired bank at the time of acquisition; and loans that had been previously modified in a troubled debt restructuring. As such, our PCD asset are recorded at the purchase price plus the allowance for credit losses expected at the time of acquisition or implementation of standard. An allowance for credit losses is determined using an undiscounted cashflow methodology.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, for these loans the determination of nonaccrual or accrual status is made at the pool level, not the individual loan level. Upon adoption of CECL, the allowance for credit losses was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount which will be amortized interest income over the remaining life of the pool. On a quarterly basis, management will monitor the composition and behavior of the pools to assess the ability for cash flow estimation and timing. If based on the analysis performed, the pool is classified as non-accrual the accretion/amortization of the non-credit (discount) premium will cease. Changes to the allowance for credit losses after adoption are recorded through provision expense.

Allowance for Credit Losses (“ACL”) – Loans: The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Reevaluation of the ACL estimate in future periods, in light of changes in composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed.

Our methodology for estimating lifetime expected credit losses for our loan portfolios include the following key components:

• Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. Factors that may be considered in aggregating loans for this purpose include but are not necessarily limited to, product or collateral type, internal risk rating, credit characteristics such as credit scores or collateral values, and historical or expected credit loss patterns.

• Credit losses for loans that do not share similar risk characteristics are estimated on an individual basis. Individual evaluations are typically performed for nonaccrual loans and modified loans classified as troubled debt restructurings. The lifetime losses for individually measured loans are estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

• ACL reserves are estimated over the contractual term of the financial asset, which is generally adjusted for expected prepayments, expected extensions are generally not considered unless the option to extend the loan cannot be canceled unilaterally by Oriental, modifications are also not considered, unless Oriental has a reasonable expectation that it will execute a troubled debt restructuring (TDR), for unconditionally cancelable accounts such as credit cards, reserves are based on the expected life of the balance as of the evaluation date (assuming no further charges) and do not include any undrawn commitments that are unconditionally cancelable.

• Discounted cash flow (DCF) method to measure credit losses on most of our Non- PCD portfolios and undiscounted cash flow (UDCF) method for PCD portfolios.

• For the ACL, Oriental had to make assumptions regarding the likelihood and severity of credit loss events and their impact on expected cash flows, which drive the probability of default (PD), loss given default (LGD) and exposure at default (EAD) models.

• An economic forecast period based on the relation of losses with key economic variables for each portfolio segment; Oriental has elected a 2-year reasonable and supportable forecast period, with mean straight-line reversion occurring within the credit loss models based on the economic inputs. The length of the reasonable and supportable forecast is evaluated at each reporting period and adjusted if deemed necessary.

• Inclusion of qualitative adjustments to consider factors that have not been accounted for; For example, factors that Oriental considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others.

• The estimate of credit losses includes expected recoveries of amounts previously charged off (i.e., negative allowance). If a loan has been charged off, the expected cash flows on the loan are not limited by the current amortized cost balance. Instead, expected cash flows can be assumed up to the unpaid principal balance immediately prior to the charge-off.

• The ACL excludes accrued interest since all our products are subject to a non-accrual and timely write-off policy.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In our loss forecasting framework, Oriental incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels, business and personal bankruptcies. As any one economic outlook is inherently uncertain, Oriental leverages multiple scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends.

The ACL for troubled debt restructurings (TDR) is measured based on the present value of projected future lifetime principal and interest cash flows discounted at the loan’s effective interest rate, or in cases where foreclosure is probable or the loan is collateral dependent, at the loan’s collateral value or its observable market price, if available. For purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually, and smaller impaired loans are evaluated as a pool.

Oriental has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Commercial Loans – As per assessment of common risk characteristics, segmentation was established by business line, collateral type, and size, delinquency or risk rating/classification. Segmentation aligns with Oriental’s current credit policies, and procedures for these portfolios. The estimate of lifetime expected credit losses on commercial loans is forecasted using models that estimate credit losses over the loan’s contractual life at an individual loan level. The models use the contractual terms to forecast future principal cash flows while also considering expected prepayments. All our lines of credit are unconditionally cancellable, and we also use the contractual terms. The loss forecasting model determines the probabilities of transition to different credit risk ratings or default at each point over the life of the asset based on the borrower’s current credit risk rating and business segment. Assumptions of expected loss are conditioned to the economic outlook and the model considers key economic variables such as unemployment rate, gross domestic product (U.S. projections), gross state product (P.R. projections), business bankruptcies and retail sales.

Loans that do not share risk characteristics are evaluated on an individual basis. Individual evaluations are typically performed for nonaccrual loans and modified loans classified as troubled debt restructurings. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate, as Oriental elected the collateral-dependent practical expedient. For loans evaluated individually that are not collateral dependent, a discounted cash flow method is used to determine the allowance for credit losses.

Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.

Mortgage Loans – This segment includes traditional mortgages, non-traditional mortgages, mortgages in the loss mitigation program, residential performing TDRs and residential non-performing TDRs. Since these are large groups of smaller balance homogeneous loans, these are collectively evaluated. To estimate the lifetime expected credit losses for mortgage loans, Oriental estimates the number of loans that will default over the life of the existing portfolio, after factoring in estimated prepayments, using quantitative modeling methodologies. The most significant attribute in estimating Oriental’s lifetime expected credit losses is the vintage. The estimates are based on Oriental’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on the unemployment rate and house price index are key factors that impact the frequency and severity of loss estimates. Oriental expects to collect the amortized cost basis of government insured residential loans due to the nature of the government guarantee, so the quantitative ACL is zero for these loans.

Mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due. For loans that are more than 180 days past due, with the exception of Oriental’s fully insured portfolio, the outstanding balance of loans that is in excess of the estimated property value after adjusting for costs to sell is charged off. If the estimated property value decreases in periods subsequent to the initial charge-off, Oriental will record additional charge-offs.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consumer Loans – This portfolio consists of smaller retail loans such as unsecured personal loans, unsecured personal lines of credit, retail credit cards and overdrafts. Since these are large groups of smaller balance homogeneous loans, these are collectively evaluated. To estimate the lifetime expected credit losses for consumer loans, Oriental estimates the number of loans that will default over the life of the existing portfolio, using quantitative modeling methodologies. The estimates are based on the Oriental’s historical experience with the loan portfolios, adjusted to reflect the economic outlook. The outlook on the GDP and consumer real estate prices are key factors that impact the frequency and severity of loss estimates. Credit cards are revolving lines of credit without a defined maturity date. Oriental elected to apply the remaining life methodology for the credit cards and revolving line segments. The remaining life methodology takes a calculated loss rate and applies it to a pool of loans on a periodic basis, based on the remaining life expectation of that pool. Future draws on the credit card lines are excluded from the estimated lifetime expected credit losses as they are unconditionally cancellable.

Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto Loans and Leases - This portfolio consists of auto loans and leases. Since these are large groups of smaller balance homogeneous loans, these are collectively evaluated. To estimate the lifetime expected credit losses for auto loans and leases, Oriental estimates the number of loans that will default over the life of the existing portfolio, after factoring in estimated prepayments, using quantitative modeling methodologies. The most significant attribute in estimating Oriental’s lifetime expected credit losses is the FICO score. The estimates are based on Oriental’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on the GDP and personal bankruptcies are key factors that impact the frequency and severity of loss estimates.

Auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.

Off-Balance Sheet Credit Exposures

In the ordinary course of business, Oriental enters into off-balance sheet instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when these are funded or related fees are incurred or received. Oriental periodically evaluates the credit risks inherent in these commitments and establishes accruals for such risks if and when these are deemed necessary.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: Oriental also estimates the lifetime expected credit losses related to unfunded lending commitments such as letters of credit, financial guarantees, unfunded banker’s acceptances and binding loan commitments. Reserves are estimated for the unfunded exposure using the same models and methodologies as the funded exposure and are reported as reserves for unfunded lending commitments.

Other Financial Assets with Zero Expected Credit Losses

For certain financial assets, zero expected credit losses will be recognized where the expectation of nonpayment of the amortized cost basis is zero, based on there being no history of loss and the nature of the receivables.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings

Oriental has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), Oriental has elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that were provided after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications are not classified as TDRs. In addition, for loans modified in response to the COVID-19 pandemic that do not meet the above criteria (e.g., current payment status at December 31, 2019), Oriental is applying the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. For more information on Oriental's TDR accounting, see Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements of Oriental’s 2019 Annual Report on Form 10-K.

Cloud computing arrangements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance that is intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts. The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of this guidance, effective January 1, 2020, did not have a material impact on Oriental’s consolidated financial statements.

Fair value measurements

In August 2018, the FASB issued updated guidance as part of its disclosure framework project intended to improve the effectiveness of disclosures in the notes to the financial statements. The updated guidance eliminates, adds and modifies certain disclosure requirements related to fair value measurements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

Goodwill

In January 2017, the FASB issued updated guidance intended to simplify how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The assets acquired and liabilities assumed as of December 31, 2019 were presented at their fair value. In many cases, the determination of these fair values required management to make estimates about discount rates, expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During the quarter ended March 31, 2020, the Company recorded remeasurement adjustments to the preliminary estimated fair values of certain accounts receivables to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. As detailed in the table below, the adjustment occurred in other assets acquired. The adjustment resulted from the receipt of funds from Bank of Nova Scotia for certain intercompany transactions that were not identified at date of acquisition.

	December 31, 2019			Measurement	Fair Value
		Fair Value		Period	as
	Book Value	Adjustments, net	Fair Value	Adjustments	Remeasured
	(In thousands)

Cash and cash equivalents	$492,512	$-	$492,512	$-	$492,512
Investments	576,319	(102)	576,217	-	576,217
Loans	2,237,337	(21,134)	2,216,203	-	2,216,203
Accrued interest receivable	7,722	(2,952)	4,770	-	4,770
Foreclosed real estate	8,636	(352)	8,284	-	8,284
Deferred tax asset, net	37,606	22,335	59,941	-	59,941
Premises and equipment	10,866	(1,068)	9,798	-	9,798
Servicing asset	40,258	206	40,464	-	40,464
Core deposit intangible	-	41,507	41,507	-	41,507
Customer relationship intangible	-	12,693	12,693	-	12,693
Other intangible	-	567	567	-	567
Operating lease right-of-use assets	15,452	4,011	19,463	-	19,463
Other assets	86,016	(6,507)	79,509	409	79,918
Total identifiable assets acquired	3,512,724	49,204	3,561,928	409	3,562,337

Deposits	3,028,066	(2,607)	3,025,459	-	3,025,459
Operating lease liability	16,317	2,091	18,408	-	18,408
Accrued expenses and other liabilities	87,309	-	87,309	-	87,309
Total liabilities assumed	3,131,692	(516)	3,131,176	-	3,131,176
Total identifiable net assets			$430,752	$409	$431,161
Bargain purchase gain			315	409	724
Total consideration			$430,437	$-	$430,437

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the consolidated statement of operations and include incremental costs to integrate the operations of Oriental and its most recent acquisition. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. These costs were recorded in merger and restructuring charges within the consolidated statement of operations.

The following table presents severance and employee charges, systems integrations charges, and other merger and restructuring charges, related to the Scotiabank PR & USVI Acquisition, for the quarter ended March 31, 2020:

Quarter ended March 31,
2020
(In thousands)
Severance and employee-related charges	$138
Systems integrations and related charges	86
Other	80
Total merger and restructuring charges	$304

Restructuring Reserve

Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the merger and restructuring charges table.

The following table presents the changes in restructuring reserves for the quarter ended March 31, 2020:

Quarter ended March 31,
2020
(In thousands)
Balance at the beginning of the period	$17,491
Merger and restructuring charges	304
Cash payments and other	(2,847)
Balance at the end of the period	$14,948

Payments under merger and restructuring reserves associated with the Scotiabank PR & USVI Acquisition are expected to continue into 2020 and will be under applicable accounting guidance to the cost being incurred.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RESTRICTED CASH

The following table includes the composition of Oriental’s restricted cash:

	March 31,	December 31,
	2020	2019
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Regulatory requirements	$-	$400
Obligations under agreement of loans sold with recourse	1,050	1,050
	$1,050	$1,450

At March 31, 2020 and December 31, 2019, the Bank’s international banking entities, OIB and Oriental Overseas, a division of the Bank, held short-term highly liquid securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. In addition, as part of the Scotiabank PR & USVI acquisition on December 31, 2019, a certificate of deposit of $300 thousand was held for the international banking entity that was retained as part of the integration, which was replaced during the quarter for $325 thousand short term high liquidity securities, amount held at March 31, 2020. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the "OCFI").

As part of regulatory requirements for the administration of Individual Retirement Accounts (IRAs), Scotiabank maintained $100 thousand on a certificate of deposit that was registered as part of the integration on December 31, 2019. These matured during the quarter and were not renewed.

Oriental has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both, March 31, 2020 and December 31, 2019, Oriental delivered as collateral cash amounting to approximately $1.1 million.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered March 31, 2020 was $311.9 million (December 31, 2019 - $289.3 million). At March 31, 2020 and December 31, 2019, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2020 and 2019, money market instruments included as part of cash and cash equivalents amounted to $10.2 million and $6.8 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$155,303	$2,916	$-	$158,219	1.98%
GNMA certificates	142,294	2,994	-	145,288	2.29%
CMOs issued by US government-sponsored agencies	51,214	917	-	52,131	1.97%
Total mortgage-backed securities	348,811	6,827	-	355,638	2.10%
Investment securities
US Treasury securities	296,992	1,995	-	298,987	1.63%
Obligations of US government-sponsored agencies	1,884	33	-	1,917	1.39%
Other debt securities	878	40	-	918	2.98%
Total investment securities	299,754	2,068	-	301,822	1.64%
Total securities available for sale	$648,565	$8,895	$-	$657,460	1.89%

	December 31, 2019
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$403,227	$846	$1,417	$402,656	2.00%
GNMA certificates	215,755	718	4	216,469	2.33%
CMOs issued by US government-sponsored agencies	55,235	16	490	54,761	1.97%
Total mortgage-backed securities	674,217	1,580	1,911	673,886	2.11%
Investment securities
US Treasury securities	397,183	-	-	397,183	1.60%
Obligations of US government-sponsored agencies	1,967	-	6	1,961	1.38%
Other debt securities	1,108	31	-	1,139	3.00%
Total investment securities	400,258	31	6	400,283	1.60%
Total securities available-for-sale	$1,074,475	$1,611	$1,917	$1,074,169	1.92%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of Oriental’s investment securities at March 31, 2020, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$1,242	$1,292
GNMA certificates	694	704
Total due from 1 to 5 years	1,936	1,996
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$42,053	$42,718
FNMA and FHLMC certificates	104,324	106,488
GNMA certificates	61,219	62,188
Total due after 5 to 10 years	207,596	211,394
Due after 10 years
FNMA and FHLMC certificates	$49,737	$50,439
GNMA certificates	80,381	82,396
CMOs issued by US government-sponsored agencies	9,161	9,413
Total due after 10 years	139,279	142,248
Total mortgage-backed securities	348,811	355,638
Investment securities
Due less than one year
US Treasury securities	$286,985	$288,658
Other debt securities	100	100
Total due in less than one year	287,085	288,758
Due from 1 to 5 years
Obligations of US government-sponsored agencies	$1,884	$1,917
US Treasury securities	10,007	10,329
Total due from 1 to 5 years	11,891	12,246
Due from 5 to 10 years
Other debt securities	778	818
Total due after 5 to 10 years	778	818
Total investment securities	299,754	301,822
Total	$648,565	$657,460

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended March 31, 2020, Oriental retained securitized GNMA pools totaling $26.8 million amortized cost, at a yield of 2.82% from its own originations, while during the quarter ended 2019 that amount totaled $15.1 million amortized cost, at a yield of 3.84%.

During the quarter ended March 31, 2020, Oriental recorded a net gain on sale of securities of $4.7 million. During the quarter ended March 31, 2019 Oriental did not sell mortgage-backed securities or investment securities.

	Quarter Ended March 31, 2020
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$229,571	$227,213	$2,358	$-
GNMA certificates	91,413	89,043	2,370	-
Total	$320,984	$316,256	$4,728	$-

At March 31, 2020, Oriental did not have investment securities in unrealized loss position. Effective January 1, 2020, Oriental adopted the new accounting standard for credit losses that requires evaluation of available-for-sale debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Significant Accounting Policies. At March 31, 2020, all securities held by Oriental are issued by U.S. government entities and agencies that have a zero credit loss assumption.

	December 31, 2019
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$35,417	$387	$35,030
FNMA and FHLMC certificates	259,099	1,415	257,684
Obligations of US Government and sponsored agencies	1,967	6	1,961
GNMA certificates	19	-	19
	$296,502	$1,808	$294,694

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	11,503	103	11,400
FNMA and FHLMC certificates	4,919	2	4,917
GNMA certificates	3,549	4	3,545
US Treasury Securities	627	-	627
	$20,598	$109	$20,489

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	46,920	490	46,430
FNMA and FHLMC certificates	264,018	1,417	262,601

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Obligations of US government and sponsored agencies	1,967	6	1,961
GNMA certificates	3,568	4	3,564
US Treasury Securities	627	-	627
	$317,100	$1,917	$315,183

NOTE 5 - LOANS

On January 1, 2020, Oriental adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables.

Oriental’s loan portfolio is composed of four segments, commercial, mortgage, consumer, and auto. Loans are further segregated into classes which Oriental uses when assessing and monitoring the risk and performance of the portfolio.

The composition of the amortized cost basis of Oriental’s loan portfolio at March 31, 2020 was as follows:

	March 31, 2020
	Non-PCD	PCD	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$854,187	$261,066	$1,115,253
Other commercial and industrial	743,975	130,092	874,067
US Loan Program	312,031	-	312,031
	1,910,193	391,158	2,301,351
Mortgage	887,982	1,561,558	2,449,540
Consumer
Personal loans	358,253	2,807	361,060
Credit lines	51,379	539	51,918
Credit cards	71,875	-	71,875
Overdraft	203	-	203
Auto	1,487,701	42,466	1,530,167
	1,969,411	45,812	2,015,223
	4,767,586	1,998,528	6,766,114
Allowance for credit losses	(149,961)	(80,794)	(230,755)
Total loans held for investment	4,617,625	1,917,734	6,535,359
Mortgage loans held for sale	5,815	-	5,815
Total loans, net	$4,623,440	$1,917,734	$6,541,174

At March 31, 2020, and December 31, 2019, Oriental had a carrying balance of $157.4 million and $134.0 million, respectively, in current status, in loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, as part of the institutional commercial loan segment. All loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the aging of the amortized cost of loans held for investment at March 31, 2020, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	March 31, 2020
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$2,620	$1,174	$22,718	$26,512	$827,675	$854,187	$-
Other commercial and industrial	1,904	376	4,951	7,231	736,744	743,975	-
US Loan Program	-	-	-	-	312,031	312,031	-
	4,524	1,550	27,669	33,743	1,876,450	1,910,193	-
Mortgage	4,770	15,748	101,570	122,088	765,894	887,982	2,794
Consumer
Personal loans	6,397	2,947	1,815	11,159	347,094	358,253	-
Credit lines	953	209	547	1,709	49,670	51,379	-
Credit cards	1,809	763	1,317	3,889	67,986	71,875	-
Overdraft	42	7	-	49	154	203	-
Auto	65,502	45,457	20,756	131,715	1,355,986	1,487,701	-
	74,703	49,383	24,435	148,521	1,820,890	1,969,411	-
Total loans	$83,997	$66,681	$153,674	$304,352	$4,463,234	$4,767,586	$2,794

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Originated:
Commercial
Commercial secured by real estate	$869	$867	$15,047	$16,783	$814,257	$831,040	$-
Other commercial and industrial	7,513	340	1,895	9,748	554,111	563,859	-
US Loan Program	-	-	-	-	272,595	272,595	-
	8,382	1,207	16,942	26,531	1,640,963	1,667,494	-
Mortgage	9,285	12,538	29,733	51,556	525,860	577,416	2,418
Consumer
Personal loans	4,945	2,095	1,556	8,596	323,434	332,030	-
Credit lines	153	-	9	162	1,616	1,778	-
Credit cards	800	243	546	1,589	26,025	27,614	-
Overdraft	51	-	-	51	165	216	-
Auto	72,211	31,351	14,225	117,787	1,159,945	1,277,732	-
	78,160	33,689	16,336	128,185	1,511,185	1,639,370	-
Total originated loans	$95,827	$47,434	$63,011	$206,272	$3,678,008	$3,884,280	$2,418

Acquired Scotiabank Non-PCI:
Commercial
Commercial secured by real estate	$125	$79	$1,684	$1,888	$32,993	$34,881	$-
Other commercial and industrial	23	13	795	831	157,480	158,311	-
	148	92	2,479	2,719	190,473	193,192	-
Mortgage	-	567	64,376	64,943	257,236	322,179	-
Consumer
Personal loans	11	28	1	40	33,107	33,147	-
Credit lines	380	20	212	612	50,224	50,836	-
Credit cards	161	75	-	236	28,538	28,774	-
Auto	105	40	15	160	190,855	191,015	-
	657	163	228	1,048	302,724	303,772	-
Total acquired Scotiabank non-PCI loans	$805	$822	$67,083	$68,710	$750,433	$819,143	$-

Acquired BBVAPR Non-PCI:
Commercial
Commercial secured by real estate	$-	$-	$764	$764	$21	$785	$-
Other commercial and industrial	48	18	26	92	1,264	1,356	-
	48	18	790	856	1,285	2,141	-
Consumer
Personal loans	22	-	22	44	1,936	1,980	-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Credit cards	477	99	350	926	17,888	18,814	-
Auto	20	21	30	71	64	135	-
	519	120	402	1,041	19,888	20,929	-
Total acquired BBVAPR non-PCI loans	567	138	1,192	1,897	21,173	23,070	-
Total non-PCI loans	$97,199	$48,394	$131,286	$276,879	$4,449,614	$4,726,493	$2,418

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Before CECL implementation, certain acquired loans from the Scotiabank PR & USVI, BBVAPR and Eurobank acquisitions were accounted for by Oriental in accordance with ASC 310-30.

The carrying amount corresponding to acquired loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at December 31, 2019 was as follows:

	December 31, 2019
	Scotiabank PR & USVI	BBVAPR	Eurobank
	(In thousands)
Contractual required payments receivable:	$2,147,249	$1,086,367	$117,107
Less: Non-accretable discount	294,424	340,466	4,285
Cash expected to be collected	1,852,825	745,901	112,822
Less: Accretable yield	458,885	214,886	34,441
Carrying amount, gross	1,393,940	531,015	78,381
Less: allowance for loan and lease losses	-	17,036	14,458
Carrying amount, net	$1,393,940	$513,979	$63,923

The following table describes the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarter ended March 31, 2019:

	Quarter Ended March 31, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$232,199	$36,508	$243	$560	$269,510
Accretion	(6,350)	(2,656)	(216)	(298)	(9,520)
Change in expected cash flows	-	3,265	3	298	3,566
Transfer from (to) non-accretable discount	1,058	262	150	(133)	1,337
Balance at end of period	$226,907	$37,379	$180	$427	$264,893

Non-Accretable Discount Activity:
Balance at beginning of period	$291,887	$10,346	$24,245	$18,945	$345,423
Change in actual and expected losses	(729)	(173)	(39)	(243)	(1,184)
Transfer (to) from accretable yield	(1,058)	(262)	(150)	133	(1,337)
Balance at end of period	$290,100	$9,911	$24,056	$18,835	$342,902

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table describes the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarter ended March 31, 2019:

	Quarter Ended March 31, 2019
	Mortgage	Commercial	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$38,389	$3,310	-	$-	$41,699
Accretion	(1,351)	(1,165)	(12)	(46)	(2,574)
Change in expected cash flows	(423)	(44)	(31)	87	(411)
Transfer from (to) non-accretable discount	407	159	43	(41)	568
Balance at end of period	$37,022	$2,260	$-	$-	$39,282

Non-Accretable Discount Activity:
Balance at beginning of period	$2,826	$-	$-	$133	$2,959
Change in actual and expected losses	7	159	43	(58)	151
Transfer (to) from accretable yield	(407)	(159)	(43)	41	(568)
Balance at end of period	$2,426	$-	$-	$116	$2,542

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status as of March 31, 2020:

	March 31, 2020
	Nonaccrual with	Nonaccrual with no
	Allowance	Allowance
	for Credit Loss	for Credit Loss
	(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$18,473	$18,617
Other commercial and industrial	2,349	3,229
	20,822	21,846
Mortgage	17,631	7,937
Consumer
Personal loans	1,504	315
Personal lines of credit	552	-
Credit cards	1,319	-
Auto and leasing	21,147	-
	24,522	315
Total non-accrual loans	$62,975	$30,098

PCD:
Commercial
Commercial secured by real estate	$12,821	$3,150
Other commercial and industrial	66,351	89
	79,172	3,239
Mortgage	1,341	-
Consumer
Personal loans	10	-
	10	-
Total non-accrual loans	$80,523	$3,239

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, for these loans the determination of nonaccrual or accrual status is made at the pool level, not the individual loan level.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in loans in non-accrual status by class of loans as of December 31, 2019:

December 31,
2019
(In thousands)
Originated and other loans and leases held for investment
Commercial
Commercial secured by real estate	$30,034
Other commercial and industrial	9,055
39,089
Mortgage	18,735
Consumer
Personal loans	4,140
Personal lines of credit	15
Credit cards	546
Auto and leasing	14,239
18,940
Total non-accrual originated loans	$76,764
Acquired Scotiabank PR & USVI loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate	$1,922
Other commercial and industrial	805
2,727
Consumer
Personal loans	2
Personal lines of credit	212
Auto	26
240
Total non-accrual acquired Scotiabank PR & USVI loans accounted for under ASC 310-20	2,967

Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate	$764
Other commercial and industrial	26
790
Consumer
Personal loans	22
Credit cards	350
Auto	30
402
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	1,192
Total non-accrual loans	$80,923

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans.

At March 31, 2020 and December 31, 2019, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $105.3 million and $103.7 million, respectively, as they were performing under their new terms.

Impaired Loans

Oriental evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment at December 31, 2019 was $61.1 million. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $8.2 million at December 31, 2019. The total investment in impaired mortgage loans that were individually evaluated for impairment was $71.2 million at December 31, 2019. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $6.9 million at December 31, 2019.

Originated and Other Loans and Leases Held for Investment

Prior to the adoption of CECL, Oriental’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2019 were as follows:

	December 31, 2019
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$33,454	$28,555	$8,215	29%
Residential impaired and troubled-debt restructuring	78,666	71,196	6,874	10%
Impaired loans with no specific allowance
Commercial	39,109	31,895	N/A	0%
Total investment in impaired loans	$151,229	$131,646	$15,089	11%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Prior to the adoption of CECL, Oriental’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2019 were as follows:

	December 31, 2019
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$678	$2	0%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$678	$2	0%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Prior to the adoption of CECL, Oriental’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at December 31, 2019 were as follows:

	December 31, 2019
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$400,964	$411,531	$9,376	2%
Commercial	87,103	84,117	6,713	8%
Auto	39,477	1,790	947	53%
Total investment in impaired loan pools	$527,544	$497,438	$17,036	3%

The tables above only present information with respect to acquired BBVAPR loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Acquired Eurobank Loans

Prior to the adoption of CECL, Oriental’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of December 31, 2019 were as follows:

	December 31, 2019
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Mortgage	$53,090	$49,366	$12,278	25%
Commercial	17,176	17,142	2,180	13%
Total investment in impaired loan pools	$70,266	$66,508	$14,458	22%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there was a recorded impairment to such loan pools and a specific allowance for loan losses.

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the quarter ended March 31, 2019.

	Quarter Ended March 31,
	2019
	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$399	$50,890
Residential troubled-debt restructuring	667	83,657
Impaired loans with no specific allowance
Commercial	305	32,246
	1,371	166,793
Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	-	747
Total interest income from impaired loans	$1,371	$167,540

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the quarters ended March 31, 2020, and 2019.

	Quarter Ended March 31, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	26	$3,093	5.14%	359	$3,046	4.29%	360
Commercial	1	281	8.00%	105	281	6.00%	240
Consumer	15	199	13.70%	67	204	11.05%	82
Auto	1	14	18.95%	60	17	13.95%	84

	Quarter Ended March 31, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	38	$4,494	5.52%	387	$4,242	4.60%	353
Commercial	1	7	11.50%	36	7	11.50%	24
Consumer	71	963	15.20%	65	967	11.86%	73

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents troubled-debt restructurings for which there was a payment default during the quarters ended March 31, 2020 and 2019:

	Twelve month Period Ended March 31,
	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	26	$3,037	27	$3,011
Commercial	-	$-	4	$1,981
Consumer	107	$1,543	43	$587

Collateral-dependent Loans

The table below present the amortized cost of collateral-dependent loans held for investment at March 31, 2020, by class of loans.

	March 31, 2020
	Real Estate	Equipment	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$29,671	$-	$29,671
Other commercial and industrial	3,144	879	4,023
Total loans	$32,815	$879	$33,694

PCD loans, except for single pooled loans, are not included in the table above as their unit of account is the loan pool.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators

Oriental categorizes its loans into loan grades based on relevant information about the ability of borrowers to service their debt, such as economic conditions, portfolio risk characteristics, prior loss experience, and the results of periodic credit reviews of individual loans.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020 and based on the most recent analysis performed, the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans						Revolving
	Amortized Cost Basis by Origination Year						Loans
							Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$7,302	$128,853	$126,387	$91,250	$63,919	$276,985	$56,161	$750,857
Special Mention	10,147	3,588	2,219	16,582	119	23,179	1,591	57,425
Substandard	-	338	822	8,771	458	26,903	8,580	45,872
Doubtful	-	-	-	-	-	-	34	34
Loss	-	-	-	-	-	-	-	-
Total commercial secured by real estate	17,449	132,779	129,428	116,603	64,496	327,067	66,366	854,188
Other commercial and industrial:
Loan grade:
Pass	2,689	104,871	102,701	17,761	8,906	83,310	408,054	728,292
Special Mention	-	75	-	-	7	6,007	3,455	9,544
Substandard	37	748	101	185	3,023	129	1,818	6,041
Doubtful	-	-	-	-	-	-	98	98
Loss	-	-	-	-	-	-	-	-
Total other commercial and industrial:	2,726	105,694	102,802	17,946	11,936	89,446	413,425	743,975
US Loan Program:
Loan grade:
Pass	38,921	69,580	146,014	7,220	-	-	37,135	298,870
Special Mention	-	-	9,827	-	-	-	-	9,827
Substandard	-	-	-	-	-	-	3,333	3,333
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total US loan program:	38,921	69,580	155,841	7,220	-	-	40,468	312,030
Total commercial loans	$59,096	$308,053	$388,071	$141,769	$76,432	$416,513	$520,259	$1,910,193

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2020, the balance of revolving loans converted to term loans was $27.2 million.

Oriental considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, Oriental also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans based on payment activity:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

								Revolving Loans
	Term Loans						Revolving	Converted to
	Amortized Cost Basis by Origination Year						Loans	Term Loans
							Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
	(In thousands)
Mortgage:
Payment performance:
Performing	$706	$21,770	$33,825	$36,620	$43,605	$720,381	$-	$-	$856,907
Nonperforming	-	150	455	193	535	29,742	-	-	31,075
Total mortgage loans:	706	21,920	34,280	36,813	44,140	750,123	-	-	887,982
Consumer:
Personal loans:
Payment performance:
Performing	39,247	153,670	81,858	43,541	23,228	14,890	-	-	356,434
Nonperforming	-	293	487	399	250	390	-	-	1,819
Total personal loans	39,247	153,963	82,345	43,940	23,478	15,280	-	-	358,253
Credit lines:
Payment performance:
Performing	-	-	-	-	-	-	50,827	-	50,827
Nonperforming	-	-	-	-	-	-	552	-	552
Total credit lines	-	-	-	-	-	-	51,379	-	51,379
Credit cards:
Payment performance:
Performing	-	-	-	-	-	-	70,556	-	70,556
Nonperforming	-	-	-	-	-	-	1,319	-	1,319
Total credit cards	-	-	-	-	-	-	71,875	-	71,875
Overdrafts:
Payment performance:
Performing	-	-	-	-	-	-	203	-	203

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming	-	-	-	-	-	-	-	-	-
Total overdrafts	-	-	-	-	-	-	203	-	203
Total consumer loans	39,247	153,963	82,345	43,940	23,478	15,280	123,457	-	481,710
Total mortgage and consumer loans	$39,953	$175,883	$116,625	$80,753	$67,618	$765,403	$123,457	$-	$1,369,692

Oriental evaluates credit quality for auto loans and leases based on FICO score. The following table presents the amortized cost in auto loans and leases based on FICO score:

								Revolving
								Loans
	Term Loans						Revolving	Converted to
	Amortized Cost Basis by Origination Year						Loans	Term Loans
							Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
	(In thousands)
Auto:
FICO score:
1-660	19,459	158,140	139,073	83,191	47,310	48,792	-	-	495,965
661-699	11,031	96,585	63,852	32,279	18,638	19,004	-	-	241,389
700+	20,003	211,214	195,463	107,344	61,740	63,567	-	-	659,331
No FICO	28,821	39,335	9,542	6,113	3,777	3,428	-	-	91,016
Total auto:	$79,314	$505,274	$407,930	$228,927	$131,465	$134,791	$-	$-	$1,487,701

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, and based on the most recent analysis performed, the loan grading of gross originated loans and acquired loans accounted for under ASC 310-20 subject to loan grade by class of loans was as follows:

	December 31, 2019
	Loan Grades

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate	$831,040	$729,116	$55,835	$46,089	$-	$-
Other commercial and industrial	563,859	547,304	6,634	9,921	-	-
US Loan Program	272,595	262,745	9,850	-	-	-
Total Commercial - originated and other loans	1,667,494	1,539,165	72,319	56,010	-	-

Scotiabank PR & USVI Commercial - acquired loans (under ASC 310-20) (under ASC 310-20)
Commercial secured by real estate	34,881	33,306	35	1,504	36	-
Other commercial and industrial	158,311	158,171	-	39	101	-
Total Scotiabank PR & USVI commercial - acquired loans	193,192	191,477	35	1,543	137	-

BBVAPR Commercial - acquired loans (under ASC 310-20) (under ASC 310-20)
Commercial secured by real estate	785	21	-	764	-	-
Other commercial and industrial	1,356	1,356	-	-	-	-
Total BBVAPR commercial - acquired loans	2,141	1,377	-	764	-	-
Total commercial loans	$1,862,827	$1,732,019	$72,354	$58,317	$137	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Loan Grades

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss

Retail - originated and other loans held for investment
Mortgage	$577,416	$547,683	$-	$29,733	$-	$-
Personal loans	332,030	330,474	-	1,556	-	-
Personal lines of credit	1,778	1,769	-	9	-	-
Credit cards	27,614	27,068	-	546	-	-
Overdrafts	216	165	-	51	-	-
Auto	1,277,732	1,263,506	-	14,226	-	-
Total consumer loans	1,639,370	1,622,982	-	16,388	-	-
Total retail originated loans	2,216,786	2,170,665	-	46,121	-	-
Retail - acquired loans (accounted for under ASC 310-20) - Scotiabank PR & USVI
Mortgage	322,179	257,803	-	64,376	-	-
Personal loans	33,147	33,147	-	-	-	-
Personal lines of credit	50,836	50,624	-	212	-	-
Credit cards	28,774	28,774	-	-	-	-
Auto	191,015	191,000	-	15	-	-
Total consumer loans	303,772	303,545	-	227	-	-
Total retail acquired Scotiabank PR & USVI non-PCI loans	625,951	561,348	-	64,603	-	-
Retail - acquired loans (accounted for under ASC 310-20) - BBVPR
Consumer:
Credit cards	18,814	18,464	-	350	-	-
Personal loans	1,980	1,958	-	22	-	-
Auto	135	106	-	29	-	-
Total retail acquired BBVAPR non-PCI loans	20,929	20,528	-	401	-	-
Total retail originated and acquired non-PCI loans	$2,863,666	$2,752,541	$-	$111,125	$-	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES

On January 1, 2020, Oriental adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in Oriental’s relevant financial assets. Upon adoption of the new accounting standard, Oriental recorded a $89.7 million increase in the allowance for credit losses on January 1, 2020. For Non-PCD loans, which represents 70% of the total loan portfolio, a $39.2 million allowance was recorded. For PCD loans, which represents 30% of the total loan portfolio, a $50.5 million adjustment was made through the allowance and loan balances with no impact in capital.

The allowance for credit losses is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in Oriental's assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, Oriental incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. For more information on Oriental's credit loss accounting policies, including the allowance for credit losses, see Note 1 – Summary of Significant Accounting Policies.

As of January 1, 2020, Oriental used a probability weighted scenario approach as it is expected that Puerto Rico’s economic forecast should be close to an average between the baseline and a moderate recession. During the quarter ended March 31, 2020, there was a significant change in the economic outlook impacting the allowance for credit losses, with key economic factors such as the unemployment rate and gross domestic product projected to deteriorate sharply in the second quarter of 2020 driven by the impact of COVID-19. In response to these changes, Oriental reassessed the selection and probability weightings as well as analyzed various scenarios with immediate deterioration in economic variables followed by different recovery assumptions as part of the process for setting the allowance for credit loss reserve. Based on these analyses, the Oriental is now effectively fully weighted to a moderate recessionary economic environment within our forecast period. In addition, the allowance for credit losses at March 31, 2020 included additional qualitative reserves for certain segments that Oriental views as higher risk that may not be fully recognized through its quantitative models such as commercial loans concentrated in certain industries. As a result of these developments, Oriental has increased provision for credit losses in the quarter ended March 31, 2020 by $34.1 million. There are still many unknowns including the duration of the impact of COVID-19 on the economy and the results of the government fiscal and monetary actions along with recently implemented payment deferral programs.

Loans acquired in the Scotiabank PR & USVI Acquisition were recognized at fair value as of December 31, 2019, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at acquisition date.

The following table presents the activity in our allowance for credit losses by segment for the periods indicated:

	Quarter Ended March 31, 2020
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Allowance for credit losses Non-PCD:
Balance at beginning of period	$25,993	$8,727	$18,446	$31,878	$85,044
Impact of ASC 326 adoption	3,562	10,980	8,418	16,238	39,198
Provision for credit losses	21,890	156	6,270	14,034	42,350
Charge-offs	(3,771)	(418)	(6,015)	(13,053)	(23,257)
Recoveries	1,522	249	644	4,211	6,626
Balance at end of period	$49,196	$19,694	$27,763	$53,308	$149,961

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended March 31, 2020
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Allowance for credit losses PCD:
Balance at beginning of period	$8,893	$21,655	$-	$947	$31,495
Impact of ASC 326 adoption	42,143	7,830	181	368	50,522
Provision for credit losses	(218)	6,139	364	(105)	6,180
Charge-offs	(2,357)	(5,143)	(431)	(375)	(8,306)
Recoveries	375	122	63	343	903
Balance at end of period	$48,836	$30,603	$177	$1,178	$80,794

	Quarter Ended March 31, 2020
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Total Allowance for credit losses:
Balance at beginning of period	$34,886	$30,382	$18,446	$32,825	$116,539
Impact of ASC 326 adoption	45,705	18,810	8,599	16,606	89,720
Provision for credit losses	21,672	6,295	6,634	13,929	48,530
Charge-offs	(6,128)	(5,561)	(6,446)	(13,428)	(31,563)
Recoveries	1,897	371	707	4,554	7,529
Balance at end of period	$98,032	$50,297	$27,940	$54,486	$230,755
	Quarter Ended March 31, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$19,783	$30,326	$15,571	$29,508	$95,188
Provision for credit losses	(2,794)	2,767	4,372	6,988	11,333
Charge-offs	(587)	(1,086)	(4,121)	(11,371)	(17,165)
Recoveries	287	147	263	3,982	4,679
Balance at end of period	$16,689	$32,154	$16,085	$29,107	$94,035

	Quarter Ended March 31, 2019
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$22	$1,905	$135	$2,062
Charge-offs	-	(440)	(85)	(525)
Recoveries	3	40	90	133
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	7	364	(73)	298
Balance at end of period	$32	$1,869	$67	$1,968

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended March 31, 2019
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$15,225	$20,641	$6,144	$42,010
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	2,733	850	(2,314)	1,269
Allowance de-recognition	(57)	(758)	(331)	(1,146)
Balance at end of period	$17,901	$20,733	$3,499	$42,133

	Quarter Ended March 31, 2019
	Mortgage	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,382	$9,585	$4	$24,971
Provision for acquired Eurobank loan and lease losses	(202)	(449)	-	(651)
Allowance de-recognition	(70)	106	(4)	32
Balance at end of period	$15,110	$9,242	$-	$24,352

	December 31, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,874	$8,215	$-	$-	$15,089
Collectively evaluated for impairment	1,853	17,774	16,882	31,873	68,382
Total ending allowance balance	$8,727	$25,989	$16,882	$31,873	$83,471
Loans:
Individually evaluated for impairment	$71,196	$60,450	$-	$-	$131,646
Collectively evaluated for impairment	506,220	1,607,044	361,638	1,277,732	3,752,634
Total ending loan balance	$577,416	$1,667,494	$361,638	$1,277,732	$3,884,280

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$-	$-	$2
Collectively evaluated for impairment	2	1,564	5	1,571
Total ending allowance balance	$4	$1,564	$5	$1,573
Loans:
Individually evaluated for impairment	$678	$-	$-	$678
Collectively evaluated for impairment	1,463	20,794	135	22,392
Total ending loan balance	$2,141	$20,794	$135	$23,070

NOTE 7 — FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters ended March 31, 2020, and 2019:

	Quarter Ended March 31,
	2020	2019
	(In thousands)

Balance at beginning of period	$29,909	$33,768
Decline in value	(550)	(1,746)
Additions	1,900	3,801
Sales	(3,967)	(4,958)
Balance at end of period	$27,292	$30,865

NOTE 8 - SERVICING ASSETS

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

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, Oriental measures servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statements of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. The impact of COVID-19 has been considered in the fair value for the quarter ended March 31, 2020.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

At March 31, 2020, the servicing asset amounted to $49.3 million ($50.8 million — December 31, 2019) related to mortgage servicing rights.

The following table presents the changes in servicing rights measured using the fair value method for quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31,
	2020	2019
	(In thousands)
Fair value at beginning of period	$50,779	$10,716
Servicing from mortgage securitizations or asset transfers	456	302
Changes due to payments on loans	(767)	(201)
Changes in fair value due to changes in valuation model inputs or assumptions	(1,181)	(194)
Fair value at end of period	$49,287	$10,623

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31,
	2020	2019
Constant prepayment rate	5.02% - 19.08%	4.38% - 8.96%
Discount rate	10.00% - 15.50%	10.00% - 12.00%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

March 31, 2020
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$49,287
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,136)
Decrease in fair value due to 20% adverse change	$(2,225)
Discount rate
Decrease in fair value due to 10% adverse change	$(1,987)
Decrease in fair value due to 20% adverse change	$(3,837)

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarters ended March 31, 2020 and 2019 totaled $4.8 million and $1.0 million, respectively.

NOTE 9 — DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In thousands)
Derivative assets:
Interest rate caps	$2	$6
	$2	$6
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$2,057	$907
Interest rate caps	2	6
	$2,059	$913

Interest Rate Swaps

Oriental enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix Oriental’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These swaps are designated as cash flow hedges for the forecasted wholesale borrowing transactions and are properly documented as such; therefore, qualify for cash flow hedge accounting. Any gain or loss associated with the effective portion of the cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into operations in the period during which the hedged forecasted transactions affect earnings. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, Oriental does not expect to reclassify any amount included in other comprehensive income related to these interest rate swaps to operations in the next twelve months.

The following table shows a summary of these swaps and their terms at March 31, 2020:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$31,539	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$31,539

Accumulated unrealized losses of $2.1 million and $907 thousand were recognized in accumulated other comprehensive income related to the valuation of these swaps at March 31, 2020 and December 31, 2019, respectively, and the related liability is being reflected in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of March 31, 2020 and December 31, 2019, the outstanding total notional amount of interest rate caps was $41.3 million and $41.5 million, respectively. At March 31, 2020 and December 31, 2019, the interest rate caps sold to clients represented a liability of $2 thousand and $6 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At March 31, 2020 and December 31, 2019, the interest rate caps purchased as mirror-images represented an asset of $2 thousand and $6 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 10 — CORE DEPOSIT, CUSTOMER RELATIONSHIP AND OTHER INTANGIBLES

Core deposit, customer relationship and other intangibles at March 31, 2020 and December 31, 2019 consists of the following:

	March 31,	December 31
	2020	2019
	(In thousands)
Core deposit intangibles	$41,111	$43,185
Customer relationship intangibles	12,567	13,213
Other intangibles	496	567
	$54,174	$56,965

In connection with the FDIC-assisted acquisition, the BBVAPR Acquisition and the Scotiabank PR & USVI Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At March 31, 2020 this core deposit intangible amounted to $41.1 million. At December 31, 2019 core deposit intangible amounted to $43.2 million, including $41.5 from the Scotiabank PR & USVI Acquisition. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR and insurance agency in the Scotiabank PR & USVI Acquisitions. At March 31, 2020 this customer relationship intangible amounted to $12.6 million. At December 31, 2019 customer relationship intangible amounted to $13.2 million, including $12.7 million from the Scotiabank PR & USVI Acquisition. Oriental also recorded other intangibles from the Scotiabank PR & USVI Acquisition which amounted to $ 496 thousand and $567 thousand at March 31, 2020 and December 31, 2020, respectively.

NOTE 11 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at March 31, 2020 and December 31, 2019 consists of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Loans, excluding acquired loans	$37,433	$32,728
Investments	2,748	4,053
	$40,181	$36,781

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other assets at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Prepaid expenses	$44,582	$52,558
Other repossessed assets	3,096	3,327
Tax credits	-	277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	70,359	78,600
	$119,120	$135,845

Prepaid expenses amounting to $44.6 million at March 31, 2020, include prepaid municipal, property and income taxes aggregating to $38.6 million. At December 31, 2019 prepaid expenses amounted to $52.6 million, including prepaid municipal, property and income taxes aggregating to $45.3 million, from which $31.9 million corresponded to the Scotiabank PR & USVI Acquisition.

Other repossessed assets totaled $3.1 million and $3.3 million at March 31, 2020 and December 31, 2019, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

NOTE 12— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Non-interest bearing demand deposits	$1,712,943	$1,675,315
Interest-bearing savings and demand deposits	3,827,602	3,718,846
Retail certificates of deposit	1,759,487	1,781,237
Institutional certificates of deposit	263,725	279,714
Total core deposits	7,563,757	7,455,112
Brokered deposits	255,514	243,498
Total deposits	$7,819,271	$7,698,610

Brokered deposits include $212.8 million in certificates of deposits and $42.7 million in money market accounts at March 31, 2020, and $222.1 million in certificates of deposits and $21.4 million in money market accounts at December 31, 2019.

The weighted average interest rate of Oriental’s deposits was 0.90% and 0.86%, respectively, at March 31, 2020 and December 31, 2019. Interest expense for the quarters ended March 31, 2020 and 2019 was as follows:

	Quarter Ended March 31,
	2020	2019
	(In thousands)
Demand and savings deposits	$6,985	$3,411
Certificates of deposit	9,635	5,638
	$16,620	$9,049

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2020 and December 31, 2019, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $683.6 million and $692.1 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies and corporations of $243.4 million and $257.2 million at a weighted average rate of 58.0% and 67.0% at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020 and December 31, 2019, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $264.4 million and $278.7 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $325.8 million and $320.8 million at March 31, 2020 and December 31, 2019, respectively.

Excluding accrued interest of approximately $10.8 million, the scheduled maturities of certificates of deposit at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Within one year:
Three (3) months or less	$253,498	$314,796
Over 3 months through 1 year	984,807	881,183
	1,238,305	1,195,979
Over 1 through 2 years	641,084	732,421
Over 2 through 3 years	183,694	175,032
Over 3 through 4 years	87,391	89,148
Over 4 through 5 years	74,803	78,706
	$2,225,277	$2,271,286

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $709 thousand and $1.0 million as of March 31, 2020 and December 31, 2019, respectively.

NOTE 13— BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At March 31, 2020, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

The following table shows Oriental’s repurchase agreements, excluding accrued interest in the amount of $103 thousand and $274 thousand at March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
	2020	2019
	(In thousands)
Short-term fixed-rate repurchase agreements, interest ranging from 1.85% to 2.70% (December 31, 2019)	$-	$140,000
Long-term fixed-rate repurchase agreements, interest ranging from 1.85% to 2.86% (December 31, 2019; 1.85% to 2.86%)	50,000	50,000
Total assets sold under agreements to repurchase	$50,000	$190,000

Repurchase agreements mature as follows:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2020	2019
	(In thousands)
Less than 90 days	$-	$140,000
Over 90-days	50,000	50,000
Total	$50,000	$190,000

During the quarter ended March 31, 2020 $140.0 million of repurchase agreements matured and were not renewed.

The following securities were sold under agreements to repurchase:

	March 31, 2020
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$54,054	$50,000	$54,756	3.12%
Total	$54,054	$50,000	$54,756	3.12%

	December 31, 2019
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$204,225	$190,000	$204,068	2.98%
Total	$204,225	$190,000	$204,068	2.98%

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2020 and December 31, 2019, these advances were secured by mortgage and commercial loans amounting to $1.028 billion and $1.060 billion, respectively. Also, at March 31, 2020 and December 31, 2019, Oriental had an additional borrowing capacity with the FHLB-NY of $951 million and $983 million, respectively. At March 31, 2020 and December 31, 2019, the weighted average remaining maturity of FHLB’s advances was 20.8 months and 22.7 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of March 31, 2020.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $154 thousand and $160 thousand, at March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31
	2020	2019
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 1.71% to 2.59% (December 31, 2019 - 1.85% to 2.59%)	$39,967	$40,472
Long-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.92% to 3.24% (December 31, 2019 - 2.92% to 3.24% )	36,840	37,377
	$76,807	$77,849

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Advances from FHLB mature as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Under 90 days	$39,967	$31,955
Over one to three years	-	8,517
Over three to five years	32,512	33,018
Over five years	4,328	4,359
	$76,807	$77,849

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at March 31, 2020 and December 31, 2019.

NOTE 14 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at March 31, 2020 and December 31, 2019:

March 31, 2020
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$2	$-	$2	$-	$-	$2

December 31, 2019
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$6	$-	$6	$-	$-	$6

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$2,059	$-	$2,059	$-	$-	$2,059
Securities sold under agreements to repurchase	50,000	-	50,000	54,756	-	(4,756)
Total	$52,059	$-	$52,059	$54,756	$-	$(2,697)

December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$913	$-	$913	$-	-	$913
Securities sold under agreements to repurchase	190,000	-	190,000	204,068	-	(14,068)
Total	$190,913	$-	$190,913	$204,068	$-	$(13,155)

NOTE 15 — INCOME TAXES

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

Oriental also has operations in the United States mainland through its wholly owned subsidiary, OPC, a retirement plan administrator based in Florida. In October 2017, Oriental expanded its operations in the United States through the Bank’s wholly owned subsidiary, OFG USA. In addition, on December 31, 2019, Oriental established a new branch in USVI as a result of the purchase transaction from BNS. The United States subsidiaries are subject to federal income taxes at the corporate level, while for USVI branch applies the federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OPC is subject to Florida state taxes and OFG USA is subject to North Carolina state taxes.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2020 and December 31, 2019, Oriental’s net deferred tax asset amounted to $196.1 million and $176.7 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is mainly dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset is deductible, management believes it is more likely than not that Oriental will realize the deferred tax asset, net of the existing valuation allowances recorded at March 31, 2020 and December 31, 2019. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

Oriental maintained an effective tax rate lower than statutory rate for the quarters ended March 31, 2020 and 2019 of 14.2% and 33.0%, respectively. The estimated annual effective tax rate was 26%; however, the current effective tax rate was 14.2% due to a discrete tax windfall on stock awards, compared to 33.0% the change of which reflected a higher proportion of exempt income and income tax at preferential tax rates.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At both, March 31, 2020 and December 31, 2019, unrecognized tax benefits amounted at $2.7 million, respectively. Oriental had accrued $8 thousand at March 31, 2020 (December 31, 2019 - $51 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

Income tax expense for the quarters ended March 31, 2020 and 2019, was $297 thousand and $11.6 million, respectively.

NOTE 16 — REGULATORY CAPITAL REQUIREMENTS

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

Pursuant to the Dodd-Frank Act, federal banking regulators adopted capital rules based on the framework of the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), which became effective January 1, 2015 for Oriental and the Bank (subject to certain phase-in periods through January 1, 2019) and that replaced their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules. Among other matters, the Basel III capital rules: (i) introduce a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to prior regulations. The Basel III capital rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2019, the federal banking agencies adopted a final rule, pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996, that simplifies for non-advanced approaches banking organizations. It simplifies the regulatory capital treatment for mortgage servicing assets (MSA) and certain deferred tax assets arising from temporary differences (temporary difference DTAs). It increases CET1 capital threshold deductions from 10 percent to 25 percent and removes the aggregate 15 percent CET1 threshold deduction. However, it retains the 250 percent risk weight applicable to non-deducted amounts of MSAs and temporary difference DTAs. In November 2019, the agencies jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020 or wait until the quarter beginning April 1, 2020. During 1Q 2020, Oriental elected to early implement the simplifications to the capital rule, which increased the capital ratios.

On January 1, 2020, Oriental adopted CECL with the initial implementation adjustment to Non-PCD loans and off-balance sheet instruments against retained earnings. For more information, see Note 1 – Significant Accounting Policies. On March 27, 2020, in response to the COVID-19 pandemic, U.S. banking regulators issued an interim final rule that Oriental adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). During the two-year delay, Oriental will add back to CET1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.

As of March 31, 2020 and December 31, 2019, OFG Bancorp and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2020 and December 31, 2019, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of March 31, 2020 and December 31, 2019 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of March 31, 2020
Total capital to risk-weighted assets	$1,020,748	14.62%	$558,690	8.00%	$698,363	10.00%
Tier 1 capital to risk-weighted assets	$933,226	13.36%	$419,018	6.00%	$558,690	8.00%
Common equity tier 1 capital to risk-weighted assets	$816,356	11.69%	$314,263	4.50%	$453,936	6.50%
Tier 1 capital to average total assets	$933,226	10.14%	$368,210	4.00%	$460,263	5.00%
As of December 31, 2019
Total capital to risk-weighted assets	$937,962	13.91%	$539,268	8.00%	$674,085	10.00%
Tier 1 capital to risk-weighted assets	$852,311	12.64%	$404,451	6.00%	$539,268	8.00%
Common equity tier 1 capital to risk-weighted assets	$735,441	10.91%	$303,338	4.50%	$438,155	6.50%
Tier 1 capital to average total assets	$852,311	9.24%	$369,151	4.00%	$461,438	5.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2020
Total capital to risk-weighted assets	$978,518	14.06%	$556,816	8.00%	$696,020	10.00%
Tier 1 capital to risk-weighted assets	$891,285	12.81%	$417,612	6.00%	$556,816	8.00%
Common equity tier 1 capital to risk-weighted assets	$891,285	12.81%	$313,209	4.50%	$452,413	6.50%
Tier 1 capital to average total assets	$891,285	9.68%	$368,376	4.00%	$460,470	5.00%
As of December 31, 2019
Total capital to risk-weighted assets	$898,812	13.36%	$538,279	8.00%	$672,848	10.00%
Tier 1 capital to risk-weighted assets	$813,444	12.09%	$403,709	6.00%	$538,279	8.00%
Common equity tier 1 capital to risk-weighted assets	$813,444	12.09%	$302,782	4.50%	$437,351	6.50%
Tier 1 capital to average total assets	$813,444	8.85%	$367,537	4.00%	$459,421	5.00%

NOTE 17 – STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

At both March 31, 2020 and December 31, 2019, preferred and common stock paid-in capital amounted $92.0 million and $59.9 million, respectively.

Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both March 31, 2020 and December 31, 2019, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for common and preferred stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At March 31, 2020 and December 31, 2019, the Bank’s legal surplus amounted to $95.9 million and $95.8 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $5.5 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the quarter ended March 31, 2020, Oriental purchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. During the quarter ended March 31, 2019, Oriental did not repurchase any shares under the program.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2020 the number of shares that may yet be purchased under the $70 million program is estimated at ,492885, and was calculated by dividing the remaining balance of $5.5 million by $11.18 (closing price of Oriental's common stock at March 31, 2020).

The activity in connection with common shares held in treasury by Oriental for the quarters ended March 31, 2020 and 2019 is set forth below:

	Quarter Ended March 31,
	2020		2019
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	$8,486,278	$102,339	8,591,310	$103,633
Common shares used upon lapse of restricted stock units and options	(103,042)	(1,276)	(34,507)	(437)
Common shares repurchased as part of the stock repurchase program	175,000	2,226	-	-
End of period	$8,558,236	$103,289	8,556,803	$103,196

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of March 31, 2020 and December 31, 2019 consisted of:

	March 31,	December 31,
	2020	2019
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$8,895	$(306)
Income tax effect of unrealized loss on securities available-for-sale	(1,320)	(135)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	7,575	(441)
Unrealized (loss) gain on cash flow hedges	(2,057)	(907)
Income tax effect of unrealized (loss) gain on cash flow hedges	772	340
Net unrealized (loss) gain on cash flow hedges	(1,285)	(567)
Accumulated other comprehensive (loss), net of income taxes	$6,290	$(1,008)

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31,
	2020
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(441)	$(567)	$(1,008)
Other comprehensive income (loss) before reclassifications	3,288	(828)	2,460
Amounts reclassified out of accumulated other comprehensive income (loss)	4,728	110	4,838
Other comprehensive income (loss)	8,016	(718)	7,298
Ending balance	$7,575	$(1,285)	$6,290

	Quarter Ended March 31,
	2019
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(10,972)	$9	$(10,963)
Transfer of securities held-to-maturity to available-for-sale	(12,041)	-	(12,041)
Other comprehensive income (loss) before reclassifications	15,189	(432)	14,757
Amounts reclassified out of accumulated other comprehensive (loss) income	(17)	217	200
Other comprehensive income (loss)	3,131	(215)	2,916
Ending balance	$(7,841)	$(206)	$(8,047)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2020 and 2019:

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Quarter Ended March 31,
	2020	2019
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$110	$217	Net interest expense
Available-for-sale securities:
Gain on sale of investments	4,728	-	Net gain on sale of securities
Tax effect from changes in tax rates	-	(17)	Income tax expense
	$4,838	$200

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters ended March 31, 2020 and 2019 is as follows:

	Quarter Ended March 31,
	2020	2019
	(In thousands, except per share data)
Net income	$1,801	$23,470
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,628)	(1,628)
Income available to common shareholders	$173	$21,842
Income available to common shareholders assuming conversion	$173	$21,842

Weighted average common shares and share equivalents:
Average common shares outstanding	51,404	51,305
Effect of dilutive securities:
Average potential common shares-options	309	321
Total weighted average common shares outstanding and equivalents	51,713	51,626
Earnings per common share - basic	$-	$0.43
Earnings per common share - diluted	$-	$0.42

For the quarter ended March 31, 2020, Oriental did not have weighted-average stock options with an anti-dilutive effect on earnings per share. For the quarters ended March 31, 2019, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 28,414.

NOTE 20 – GUARANTEES

At March 31, 2020 and December 31, 2019, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $21.6 million and $47.3 million, respectively.

Oriental has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At March 31, 2020, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $140.5 million. At December 31, 2019, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $147.4 million, from which $142.5 million were related to the Scotiabank PR & USVI Acquisition.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters ended March 31, 2020 and 2019.

	Quarter Ended March 31,
	2020	2019
	(In thousands)
Balance at beginning of period	$985	$346
Net (charge-offs/terminations) recoveries	(79)	(132)
Balance at end of period	$906	$214

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2020, Oriental repurchased $479 thousand in mortgage loans subject to credit recourse. During the quarter ended March 31, 2019, Oriental did not repurchase any mortgage loans subject to the credit recourse provision. If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At March 31, 2020, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $906 thousand (December 31, 2019– $985 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended March 31, 2020, Oriental repurchased $8.4 million (March 31, 2019 – $1.9 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. At March 31, 2020 and December 31, 2019, Oriental had a $4.0 million and a $4.6 million liability, respectively, for the estimated credit losses related to these loans.

During the quarters ended March 31, 2020 and 2019, Oriental recognized $14 thousand and $116 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $405 thousand and $16 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2020, Oriental serviced $4.3 billion (December 31, 2019 - $4.4 billion) in mortgage loans for third parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At March 31, 2020, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $3.8 million (December 31, 2019 - $3.6 million). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

NOTE 21— COMMITMENTS AND CONTINGENCIES

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Credit-related financial instruments at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Commitments to extend credit	$847,105	$853,148
Commercial letters of credit	451	2,178

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

At March 31, 2020 and December 31, 2019, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2020 and December 31, 2019, is as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Standby letters of credit and financial guarantees	$21,612	$47,251
Loans sold with recourse	140,526	147,399

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

On January 1, 2020,Oriental adopted CECL, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, Oriental recognized an increase in the off-balance sheet allowance of $0.2 million with the corresponding decrease in retained earnings. At March 31, 2020 and December 31, 2019, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit, stand by letters of credit and loans sold with recourse amounted to $2.4 million and $3.7 million, respectively, and is included in other liabilities in the statement of financial condition.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 22— OPERATING LEASES

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Cost

	Quarter Ended March 31,
	2020	2019	Statement of Operations Classification

Lease costs	$3,338	$1,529	Occupancy and equipment
Variable lease costs	588	684	Occupancy and equipment
Short-term lease cost (benefit)	(157)	156	Occupancy and equipment
Lease income	(123)	(155)	Occupancy and equipment
Total lease cost	$3,646	$2,214

Operating Lease Assets and Liabilities

	March 31	December 31
	2020	2019	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$36,844	$39,112	Operating lease right-of-use assets
Lease Liabilities	$37,702	$39,840	Operating leases liabilities

March 31, 2020

(In thousands)
Weighted-average remaining lease term	6.4 years
Weighted-average discount rate	6.8%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2020	$8,030
2021	8,598
2022	7,230
2023	6,081
2024	4,102
Thereafter	13,358
Total lease payments	$47,399
Less imputed interest	9,697
Present value of lease liabilities	$37,702

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities

The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At March 31, 2020 and 2019, Oriental did not have investment securities classified as Level 3.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	March 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$298,986	$358,474	$-	$657,460
Trading securities	-	29	-	29
Money market investments	10,203	-	-	10,203
Derivative assets	-	2	-	2
Servicing assets	-	-	49,287	49,287
Derivative liabilities	-	(2,059)	-	(2,059)
	$309,189	$356,446	$49,287	$714,922
Non-recurring fair value measurements:
Collateral dependant loans	-	-	33,694	33,694
Foreclosed real estate	-	-	27,292	27,292
Other repossessed assets	-	-	3,096	3,096
	$-	$-	$64,082	$64,082

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$397,183	$676,986	$-	$1,074,169
Trading securities	-	37	-	37
Money market investments	6,775	-	-	6,775
Derivative assets	-	6	-	6
Servicing assets	-	-	50,779	50,779
Derivative liabilities	-	(913)	-	(913)
	$403,958	$676,116	$50,779	$1,130,853
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$61,128	$61,128
Foreclosed real estate	-	-	29,909	29,909
Other repossessed assets	-	-	3,327	3,327
	$-	$-	$94,364	$94,364

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2020 and 2019:

Level 3 Instruments Only	Servicing Assets
	(In thousands)
	Quarter Ended March 31,
	2020	2019
Balance at beginning period	$50,779	$10,716
New instruments acquired	456	302
Principal repayments	(767)	(201)
Changes in fair value of servicing assets	(1,181)	(194)
Balance at end of period	$49,287	$10,623

There were no transfers into or out of level 3 and no changes in unrealized gains and losses from recurring level 3 fair value measurements held at March 31, 2020 and 2020 during the quarters then ended included in other comprehensive income. For more information on the qualitative information about level 3 fair value measurements, see Note 9 – Servicing Assets.

During the quarters ended March 31, 2020 and 2019, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at March 31, 2020:

	March 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$49,287	Cash flow valuation	Constant prepayment rate	5.02% - 19.08%	6.72%
			Discount rate	10.00% - 15.50%	11.35%

Collateral dependent loans	$33,694	Fair value of property or collateral	Appraised value less disposition costs	13.20% - 44.20%	23.00%

Foreclosed real estate	$27,292	Fair value of property or collateral	Appraised value less disposition costs	13.20% - 44.20%	18.53%

Other repossessed assets	$3,096	Fair value of property or collateral	Estimated net realizable value less disposition costs	36.00% - 64.00%	52.0%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value and carrying value of Oriental’s financial instruments at March 31, 2020 and December 31, 2019 is as follows:

	March 31,		December 31,
	2020		2019
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$1,324,891	$1,324,891	$851,307	$851,307
Restricted cash	$1,050	$1,050	$1,450	$1,450
Level 2
Financial Assets:
Trading securities	$29	$29	$37	$37
Investment securities available-for-sale	$657,460	$657,460	$1,074,169	$1,074,169
Federal Home Loan Bank (FHLB) stock	$10,301	$10,301	$13,048	$13,048
Other investments	$973	$973	$560	$560
Derivative assets	$2	$2	$6	$6
Financial Liabilities:
Derivative liabilities	$2,059	$2,059	$913	$913
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$6,166,068	$6,541,174	$5,894,745	$6,641,847
Accrued interest receivable	$40,181	$40,181	$36,781	$36,781
Servicing assets	$49,287	$49,287	$50,779	$50,779
Accounts receivable and other assets	$70,351	$70,351	$78,595	$78,595
Financial Liabilities:
Deposits	$7,802,049	$7,819,271	$7,679,685	$7,698,610
Securities sold under agreements to repurchase	$49,907	$50,103	$190,345	$190,274
Advances from FHLB	$80,070	$76,961	$79,620	$78,009
Other borrowings	$640	$640	$1,195	$1,195
Subordinated capital notes	$38,693	$36,083	$35,886	$36,083
Accrued expenses and other liabilities	$181,395	$181,395	$185,661	$185,661

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2020 and December 31, 2019:

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31,
	2020	2019
	(In thousands)
Banking service revenues:
Checking accounts fees	$2,660	$1,473
Savings accounts fees	440	155
Electronic banking fees	11,248	7,892
Credit life commissions	128	117
Branch service commissions	512	373
Servicing and other loan fees	443	316
International fees	156	137
Miscellaneous income	59	2
Total banking service revenues	15,646	10,465

Wealth management revenue:
Insurance income	2,410	1,281
Broker fees	1,915	1,757
Trust fees	2,753	2,604
Retirement plan and administration fees	208	240
Total wealth management revenue	7,286	5,882

Mortgage banking activities:
Net servicing fees	2,690	944
Net gains on sale of mortgage loans and valuation	565	162
Other	(21)	100
Total mortgage banking activities	3,234	1,206
Total banking and financial service revenues	$26,166	$17,553

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 – BUSINESS SEGMENTS

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$119,446	$18	$4,300	$123,764	$-	$123,764
Interest expense	(15,889)	-	(2,707)	(18,596)	-	(18,596)
Net interest income	103,557	18	1,593	105,168	-	105,168
Provision for loan and lease losses, net	(47,131)	-	-	(47,131)	-	(47,131)
Non-interest income	19,477	7,375	4,531	31,383	-	31,383
Non-interest expenses	(82,545)	(3,724)	(1,053)	(87,322)	-	(87,322)
Intersegment revenue	457	-	-	457	(457)	-
Intersegment expenses	-	(154)	(303)	(457)	457	-
Income before income taxes	$(6,185)	$3,515	$4,768	$2,098	$-	$2,098
Income tax expense	(2,319)	1,318	1,298	297	-	297
Net income	$(3,866)	$2,197	$3,470	$1,801	$-	$1,801
Total assets	$9,207,848	$34,014	$1,069,334	$10,311,196	$(1,072,625)	$9,238,571

	Quarter Ended March 31, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$83,516	$18	$11,176	$94,710	$-	$94,710
Interest expense	(8,636)	-	(4,285)	(12,921)	-	(12,921)
Net interest income	74,880	18	6,891	81,789	-	81,789
Provision for loan and lease losses, net	(12,207)	-	(42)	(12,249)	-	(12,249)
Non-interest income	11,656	5,984	16	17,656	-	17,656
Non-interest expenses	(46,483)	(4,327)	(1,342)	(52,152)	-	(52,152)
Intersegment revenue	554	-	-	554	(554)	-
Intersegment expenses	-	(174)	(380)	(554)	554	-
Income before income taxes	$28,400	$1,501	$5,143	$35,044	$-	$35,044
Income tax expense	10,650	563	361	11,574	-	11,574
Net income	$17,750	$938	$4,782	$23,470	$-	$23,470
Total assets	$5,862,487	$25,425	$1,742,557	$7,630,469	$(1,027,278)	$6,603,191

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of Oriental’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and Oriental’s consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements”, “Risk Factors”, and "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and set forth in our Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

Other factors not identified above, including those described under the headings in our Annual Report on Form 10-K for the year ended December 31, 2019 may also cause actual results to differ materially from those described in our forward-looking statements

Oriental is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer, auto and mortgage lending; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. Oriental operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. Oriental has 39 branches in Puerto Rico, a subsidiary in Boca Raton, Florida, and a non-bank operating subsidiary in Cornelius, North Carolina. Oriental’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

RECENT DEVELOPMENTS

COVID-19 Pandemic 2020

In the first quarter of 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and limitations on business activity, including closures. These measures are, among other things, severely restricting global economic activity, which is disrupting global supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruptions in financial markets. These measures have also negatively impacted, and could continue to negatively impact businesses, market participants, our clients, and the P.R., U.S. and global economy for a prolonged period of time. To address the economic impact in the U.S., in March and April 2020, the President signed into law four economic stimulus packages to provide relief to businesses and individuals, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Among other measures, the CARES Act created funding for the Small Business Administration (SBA) Paycheck Protection Program (PPP), which provides loans to small businesses to keep their employees on payroll and make other eligible payments. The original funding for the PPP was fully allocated by mid-April 2020, with additional funding made available on April 24, 2020 under the Paycheck Protection Program and Health Care Enhancement Act. On April 9, 2020, the Board of Governors of the Federal Reserve System (Federal Reserve) provided additional funding sources for small and mid-sized businesses as well as for state and local governments as they work through cash flow stresses caused by the COVID-19 pandemic. Additionally, the Federal Reserve has taken other steps to provide fiscal and monetary stimuli, including reducing the federal funds rate and the interest rate on the Federal Reserve’s discount window, and implementing programs to promote liquidity in certain securities markets. The Federal Reserve, along with other U.S. banking regulators, has also issued interagency guidance to financial institutions that are working with borrowers affected by COVID-19. On March 15, 2020, the Governor of the Commonwealth of Puerto Rico ordered all individuals living in the Puerto Rico to stay within their residence to prevent the spread of the novel coronavirus and many businesses have suspended or reduced business activities. The Puerto Rico "stay at home" directive excludes essential businesses, including banks, and Oriental remains open and fully operational as described below. These "stay at home" directives have, however, significantly reduced economic activity in the United States and in Puerto Rico. In recent weeks, Puerto Rico-based initial claims for unemployment have risen considerably since March of 2020.

In response to the pandemic, Oriental has implemented protocols and processes to help protect our employees and clients. These measures include:

• Enhancing workplace safety by providing protective gear, increased sanitation and enforcing social distancing.

• Operating our businesses from remote locations, leveraging our business continuity plans and capabilities that include having over 50% of employees work from home, and other employees operating using pre-planned contingency strategies for critical site-based operations. These capabilities have allowed us to continue to service our clients. We will continue to manage the increased operational risk related to the execution of our business continuity plans in accordance with our Risk Framework and Operational Risk Management Program.

• Expanding health insurance and benefits for employees, including coverage of the COVID-19 tests and related telemedicine, opening insurance networks of laboratories, pharmacies and doctors to ease employee access, and providing a safety kits to all employees for personal or family use.

• Providing uninterrupted and excellent levels of service, achieved through all channels, phone, digital, branch appointments, ATMs, interactive ATMs, and drive-thru tellers, while maintaining employee and customer safety and social distancing. First bank to establish consumer and business relief programs accessible online to clients affected by COVID-19 and the only bank in Puerto Rico and USVI facilitating scheduling appointments at most branches through its webpage.

• Offering assistance to our commercial, consumer and small business clients affected by the COVID-19 pandemic, which includes payment deferrals, waive of certain fees, doubled amount that can be withdrawn or transferred via online banking and mobile check deposit, elimination of adverse credit reports, participation in the CARES Act and Federal Reserve lending programs for businesses, including the SBA PPP, and continuing to provide access to the important financial services on which our clients rely.

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of March 31, 2020, no impairments have been recorded and there have been no significant changes in fair value hierarchy classifications. We have also elected to delay for two years the phase-in of the capital impact from our adoption of the new accounting standard on credit losses. For more information, see Regulatory Capital section in the MD&A. Oriental has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act that the Company adopted, COVID-19 related modifications to consumer and commercial loans that were current as of December 31, 2019 are exempt from troubled debt restructuring (TDR) classification under accounting principles generally accepted in the United States of America (GAAP). In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were current as of the loan modification program implementation date are not TDRs. Under these terms, as of March 31, 2020, Oriental had processed payment deferrals for 2,226 loans with an aggregate loan balance of $132.7 million. Through April 27, 2020, the number of deferrals increased to 30,226 with an aggregate loan balance of $925 million, with substantially all considered performing at the time of deferral. These deferrals were generally no more than 120 days in duration.

Additionally, Oriental is a lender for the Small Business Administration's (“SBA”) Paycheck Protection Program ("PPP"), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic and may be a lender for programs created in the future. These programs are new and their effects on the Company’s business are uncertain. Through April 27, 2020, the Company had approved more than 900 PPP loans in excess of $140 million under the round one allocation approved by Congress, impacting more than 25,000 employees.

Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services, protracted periods of lower interest rates, lower asset management fees, lower sales and trading revenue due to decreased market liquidity resulting from heightened volatility, increased noninterest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs. Our provision for credit losses and net charge-offs could also be impacted by continued volatility in the hotels and restaurants, hospitals and retail shopping centers markets.

For more information on how the risks related to COVID-19 may adversely affect our business, results of operations and financial condition, see Part II, Item 1A. Risk Factors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2019 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2019 Form 10-K, we identified several accounting policies as critical, including the following, because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

• Business Combinations

• Allowance for Loan and Lease Losses

• Acquisition Accounting for Loans

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions and update them as necessary, based on changing conditions.

Allowance for Credit Losses

In the first quarter of 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) and updated our critical accounting policy and estimate for loan loss reserves. We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses inherent in our commercial, mortgage, consumer and auto loans held for investment as of each balance sheet date.

We have an established process, using analytical tools and management judgment, to determine our allowance for credit losses. Establishing the allowance each quarter involves evaluating many factors including, but not limited to, historical loss and recovery experience, recent trends in delinquencies and charge-offs, risk ratings, the value of collateral underlying secured loans, current general economic conditions, our reasonable and supportable forecasts of future economic conditions, changes in the legal and regulatory environment and uncertainties in forecasting and modeling techniques used in estimating our allowance for credit losses. Key factors that have a significant impact on our allowance for credit losses include assumptions about expected prepayments, unemployment rates, gross domestic product, gross state product, business and personal bankruptcies, retail sales, house price index, consumer real estate prices, and the valuation of commercial properties, FICO and collateral value.

We have a governance framework intended to ensure that our estimate of the allowance for credit losses is appropriate. Our governance framework provides for oversight of methods, models, qualitative adjustments, process controls and results. At least quarterly, representatives from the Finance and Risk Management review and assess our allowance methodologies, key assumptions and the appropriateness of the allowance for credit losses.

In addition to the allowance for credit losses, on a quarterly basis, we review and assess our estimate of expected losses related to unfunded lending commitments that are not unconditionally cancellable. The factors impacting our assessment generally align with those considered in our evaluation of the allowance for credit losses for the funded exposure and are reported as reserves for unfunded lending commitment. Changes to the reserve for losses on unfunded commitments are recorded through the provision for credit losses in the consolidated statements of income and to other liabilities on the consolidated balance sheets.

Although we examine a variety of externally available data, as well as our internal loan performance data, to determine our allowance for credit losses and reserve for unfunded lending commitments, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance as well as economic forecasts that may not align with actual future economic conditions. Accordingly, our actual credit loss experience may not be in line with our expectations. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses for each of our loan portfolio segments in “Note 1—Summary of Significant Accounting Policies” and changes in our allowance in “Note 6—Allowance for Credit Losses”.

Acquisition Accounting for Loans

Oriental has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. CECL replaces the concept of purchased credit impaired loans with the concept of purchased financial assets with credit deterioration (PCD). PCD accounting is called ‘gross-up accounting’ because, at acquisition, an entity grosses up the amortized cost basis of the PCD asset for the initial estimate of credit losses. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. These loans are not classified as nonperforming even though the customer may be contractually past due because we expect that we will fully collect the carrying value of these loans because the loan pool remains accruing.

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Upon adoption of CECL, the allowance for credit losses was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount which will be amortized interest income over the remaining life of the pool. Changes to the allowance for credit losses after adoption are recorded through provision expense.

Apart from these changes, there have been no other material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2019 Form 10-K.

SELECTED FINANCIAL DATA

	Quarter Ended March 31,
			Variance
	2020	2019	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$123,764	$94,710	30.7%
Interest expense	18,596	12,921	43.9%
Net interest income	105,168	81,789	28.6%
Provision for loan and lease losses, net	47,131	12,249	284.8%
Net interest income after provision for loan and lease losses	58,037	69,540	-16.5%
Non-interest income	31,383	17,656	77.7%
Non-interest expenses	87,322	52,152	67.4%
Income before taxes	2,098	35,044	-94.0%
Income tax expense	297	11,574	-97.4%
Net income	1,801	23,470	-92.3%
Less: dividends on preferred stock	(1,628)	(1,628)	0.0%
Income available to common shareholders	$173	$21,842	-99.2%
PER SHARE DATA:
Basic	$-	$0.43	-100.0%
Diluted	$-	$0.42	-100.0%
Average common shares outstanding	51,404	51,305	0.2%
Average common shares outstanding and equivalents	51,713	51,626	0.2%
Cash dividends declared per common share	$0.07	$0.07	0.3%
Cash dividends declared on common shares	$3,602	$3,591	0.3%
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.08%	1.42%	-94.4%
Return on average tangible common equity	0.08%	10.32%	-99.2%
Return on average common equity (ROE)	0.07%	9.34%	-99.3%
Efficiency ratio	66.49%	52.50%	26.6%
Interest rate spread	4.89%	5.26%	-7.0%
Interest rate margin	4.94%	5.37%	-7.9%

SELECTED FINANCIAL DATA - (Continued)

	March 31,	December 31,	Variance
	2020	2019	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Cash, cash equivalents and restricted cash	$1,325,941	$852,757	55.5%
Investments and loans
Investment securities	$668,763	$1,087,814	-38.5%
Loans and leases, net	6,541,174	6,641,847	-1.5%
Total investments and loans	$7,209,937	$7,729,661	-6.7%
Deposits and borrowings
Deposits	$7,819,271	$7,698,610	1.6%
Securities sold under agreements to repurchase	50,103	190,274	-73.7%
Other borrowings	113,684	115,287	-1.4%
Total deposits and borrowings	$7,983,058	$8,004,171	-0.3%
Stockholders’ equity
Preferred stock	$92,000	$92,000	0.0%
Common stock	59,885	59,885	0.0%
Additional paid-in capital	621,206	621,515	0.0%
Legal surplus	95,945	95,779	0.2%
Retained earnings	250,557	279,646	-10.4%
Treasury stock, at cost	(103,289)	(102,339)	-0.9%
Accumulated other comprehensive (loss)	6,290	(1,008)	-724.0%
Total stockholders' equity	$1,022,594	$1,045,478	-2.2%
Per share data
Book value per common share	$18.33	$18.75	-2.3%
Tangible book value per common share	$15.60	$15.96	-2.3%
Market price at end of period	$11.18	$23.61	-52.6%
Capital ratios
Leverage capital	10.14%	9.24%	9.7%
Common equity Tier 1 capital ratio	11.69%	10.91%	7.1%
Tier 1 risk-based capital	13.36%	12.64%	5.7%
Total risk-based capital	14.62%	13.91%	5.1%
Equity-to-assets ratio	11.07%	11.24%	-1.5%
Financial assets managed
Trust assets managed	$2,812,054	$3,136,884	-10.4%
Broker-dealer assets	$2,058,713	$2,375,871	-13.3%

FINANCIAL HIGHLIGHTS

Our first quarter performance confirms the strength of our business, balance sheet and franchise during this critical time. This is the direct result of the proactive and customer focused culture we have developed through the years, our ongoing technology investments, and the effective strategies we have put to work.

We believe we are in a strong position going forward. In addition to closing the Scotiabank acquisition last year, we significantly reduced higher-cost non-core funding and sold a large portion of non-performing loans. During the first quarter, we increased our allowance for loan losses by $114 million, to a total of $231 million, equal to 3.41% of loans.

First quarter of 2020:

•Strong increase in core net revenues due to the December 31, 2019 acquisition of the Puerto Rico and U.S. Virgin Islands operations of The Bank of Nova Scotia (Scotiabank), and a major reserve build reflecting CECL as well as anticipated changes in Puerto Rico and USVI macroeconomic scenarios due to the effect of the COVID-19.

•Core net revenues of $131.3 million, CECL “Day 1” allowance of $89.9 million, provision for credit losses of $48.5 million, $4.7 million gain on sale of investment securities, and $0.00 earnings per share. This compares in the year-ago quarter to net core revenues of $99.3 million, provision of $12.2 million, no gain, and $0.42 earnings per share fully diluted.

•All March 31, 2020 regulatory capital ratios increased from December 31, 2019 and continue to be significantly above requirements for a well-capitalized institution. CET1 capital ratio of 11.69%. More than $1.6 billion available liquidity from cash and unencumbered securities.

•Our core operations performed well in what became a challenging and unique operating environment. Net interest margin was 4.94%, loan production totaled $280 million, and there was a large reduction in wholesale funding due to the significant increase in client deposits from the acquisition.

•Following the implementation of local stay-at-home restrictions mid-March, Oriental has achieved uninterrupted and excellent levels of service through all channels while maintaining employee and customer safety and social distancing.

•Years of investments in first to market customer-facing technology, some with unique features, is resulting in noticeable increases by retail and business customers who want to get things done fácil, rápido, hecho.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2020 and 2019:

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$123,764	$94,710	5.82%	6.24%	$8,556,533	$6,152,202
Tax equivalent adjustment	3,080	2,338	0.14%	0.15%	-	-
Interest-earning assets - tax equivalent	126,844	97,048	5.96%	6.39%	8,556,533	6,152,202
Interest-bearing liabilities	18,596	12,922	0.93%	0.96%	8,024,244	5,452,780
Tax equivalent net interest income / spread	108,248	84,126	5.03%	5.43%	532,289	699,422
Tax equivalent interest rate margin			5.17%	5.58%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	4,474	8,223	1.91%	2.61%	924,965	1,258,899
Interest bearing cash and money market investments	2,788	2,368	1.19%	2.47%	943,581	388,578
Total investments	7,262	10,591	1.91%	2.61%	1,868,546	1,647,477
Non-PCD/Non-PCI loans
Mortgage	11,239	8,887	5.47%	5.55%	826,435	649,408
Commercial	29,759	25,152	6.50%	6.43%	1,841,715	1,585,352
Consumer	14,878	11,429	12.09%	12.12%	494,908	382,397
Auto	31,329	26,557	8.45%	9.24%	1,491,255	1,165,023
Total Non-PCD/Non-PCI loans	87,205	72,025	7.54%	7.72%	4,654,313	3,782,180

PCD/PCI loans
Mortgage	23,020	7,702	5.83%	5.87%	1,589,057	525,169
Commercial	5,244	3,820	5.33%	8.03%	395,396	190,207
Consumer	127	344	13.03%	170.30%	3,919	808
Auto	906	228	8.04%	14.34%	45,302	6,361
Total PCD/PCI loans	29,297	12,094	5.79%	6.70%	2,033,674	722,545
Total loans	116,502	84,119	7.01%	7.57%	6,687,987	4,504,725
Total interest-earning assets	123,764	94,710	5.82%	6.24%	8,556,533	6,152,202

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	2,389	1,454	0.49%	0.53%	1,980,505	1,119,610
Savings and money market	2,440	1,615	0.55%	0.55%	1,797,658	1,181,024
Time deposits	8,131	2,944	1.60%	1.20%	2,039,311	992,331
Total core deposits	12,960	6,013	0.90%	0.74%	5,817,474	3,292,965
Brokered deposits	1,586	2,835	2.70%	2.31%	236,008	498,116
	14,546	8,848	0.95%	0.93%	6,053,482	3,791,081
Non-interest bearing deposits	-	-	0.00%	0.00%	1,698,964	1,099,547
Core deposit intangible amortization	2,074	201	0.00%	0.00%	-	-
Total deposits	16,620	9,049	0.86%	0.75%	7,752,446	4,890,628
Borrowings:
Securities sold under agreements to repurchase	1,002	2,785	2.54%	2.54%	158,462	444,843
Advances from FHLB and other borrowings	539	563	2.81%	2.81%	77,255	81,226
Subordinated capital notes	435	524	4.85%	5.88%	36,083	36,083
Total borrowings	1,976	3,872	2.92%	2.79%	271,800	562,152
Total interest bearing liabilities	18,596	12,921	0.93%	0.96%	8,024,246	5,452,780
Net interest income / spread	$105,168	$81,789	4.89%	5.28%
Interest rate margin			4.94%	5.39%
Excess of average interest-earning assets over average interest-bearing liabilities					$532,287	$699,422
Average interest-earning assets to average interest-bearing liabilities ratio					106.63%	112.83%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$1,421	$(4,750)	$(3,329)
Loans	38,554	(6,171)	32,383
Total interest income	39,975	(10,921)	29,054
Interest Expense:
Deposits	5,295	2,276	7,571
Repurchase agreements	(1,793)	10	(1,783)
Other borrowings	(37)	(76)	(113)
Total interest expense	3,465	2,210	5,675
Net Interest Income	$36,510	$(13,131)	$23,379

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

Comparison of the quarters ended March 31, 2020 and 2019

Net interest income of $105.2 million increased $23.4 million from $81.8 million, mainly reflecting the Scotiabank PR & USVI Acquisition. Interest rate spread decreased 39 basis points to 4.89% from 5.28% and net interest margin decreased 45 basis points to 4.94% from 5.39%. These decreases are mainly due to the net effect of a decrease of 42 basis points in the average yield of total interest-earning assets and 3 basis points in the total average cost of interest-bearing liabilities.

Total interest income was $123.8 million, up 31%, due to increased interest earning assets partially offset by lower yield. Interest earning assets totaled $8.6 billion, up 39%. Yield was 5.82%, down 42 basis points.

Total interest expense was $18.6 million, up 44%, due to increased balances of lower-cost deposits partially offset by decreased balances of higher-cost borrowings. Cost of deposits was $16.6 million, up 84%, primarily reflecting a 59% increase in balances from the Scotiabank acquisition and a 2 basis point increase in cost, before the deposit intangible amortization from the acquisition. Cost of borrowings was $2.0 million, down 49%, due to a 52% decrease in balances and a 13 basis point increase in cost.

Net Interest Margin declined 45 basis points mainly due to a higher proportion of 30-year, fixed rate residential mortgages from the Scotiabank acquisition. The Net Interest Margin decline also reflected the full effect of Federal Reserve Bank’s second half 2019 rate cuts (75 basis points) and the partial effect of the March 2020 rate cuts (150 basis points) on cash and variable rate commercial loans.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2020	2019	Variance
	(Dollars in thousands)
Banking service revenue	$15,646	$10,465	49.5%
Wealth management revenue	7,286	5,882	23.9%
Mortgage banking activities	3,234	1,206	168.2%
Total banking and financial service revenue	26,166	17,553	49.1%
Net gain (loss) on:
Sale of securities available for sale	4,728	-	100.0%
Bargain purchase from Scotiabank PR & USVI acquisition	409	-	100.0%
Other non-interest income	80	103	-22.3%
Total non-interest income, net	$31,383	$17,656	77.7%

Non-Interest Income

Non-interest income is affected by the amount of the trust department assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of quarters ended March 31, 2020 and 2019

Oriental recorded non-interest income, net, in the amount of $31.4 million, compared to $17.7 million, an increase of 77.7%, or $13.7 million. The net increase in non-interest income was mainly due to:

• An increase of $5.2 million in banking service revenues reflecting Scotiabank PR & USVI Acquisition as electronic banking revenues and deposit fees increased $3.4 million and $1.5 million, respectively, due to the Company’s larger customer base;

• An increase of $1.4 million in wealth management revenue due to higher insurance income by $1.2 million mainly from Scotiabank PR & USVI Acquisition insurance transaction volume,

• An increase of $2.0 million in mortgage-banking activities, also reflecting the Scotiabank PR & USVI Acquisition, as servicing revenues increased $3.7 million, partially offset by a decrease of $2.0 million from the quarterly mortgage-servicing rights valuation due to pricing; and

• A gain of $4.7 million on the sale of $316.0 million in mortgage backed securities during the first quarter of 2020.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2020	2019	Variance %

Compensation and employee benefits	$35,544	$20,341	74.7%
Occupancy, equipment and infrastructure costs	11,439	7,746	47.7%
Electronic banking charges	9,588	5,065	89.3%
Information technology expenses	6,934	2,507	176.6%
Professional and service fees	5,789	3,208	80.5%
Insurance	3,478	1,146	203.5%
Taxes, other than payroll and income taxes	3,177	2,154	47.5%
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	2,522	3,366	-25.1%
Advertising, business promotion, and strategic initiatives	1,629	1,211	34.5%
Loan servicing and clearing expenses	1,343	1,209	11.1%
Communication	971	741	31.0%
Printing, postage, stationery and supplies	722	578	24.9%
Director and investor relations	310	230	34.8%
Merger and restructuring charges	304	-	100.0%
Other	3,572	2,650	34.8%
Total non-interest expenses	$87,322	$52,152	67.4%
Relevant ratios and data:
Efficiency ratio	66.49%	52.50%
Compensation and benefits to non-interest expense	41.37%	39.00%
Compensation to average total assets owned	1.52%	1.23%
Average number of employees	2,460	1,394
Average compensation per employee	$14.45	$14.59
Average loans per average employee	$2,719	$3,245

Non-Interest Expenses

Comparison of quarters ended March 31, 2020 and 2019

Non-interest expense was $85.9 million, representing an increase of 64.8%, or $33.8 million, compared to $52.2 million, when compared with the first quarter ended 2019.

The increase in non-interest expenses was driven by:

• Higher compensation and employee benefits by $15.2 million, reflecting higher employees from the Scotiabank PR & USVI Acquisition;

• Increase in electronic banking charges of $4.5 million mainly driven by $1.9 million increase in credit card merchant fees, $1.2 million increase in debit cards interchange fees, and $1.0 million increase in debit card billing fees, as level of transactions increased due to a larger customer base;

• Increase in information technology expenses by $4.4 million related to the Scotiabank PR & USVI Acquisition system integrations;

• Increase in occupancy and equipment by $3.7 million mainly driven by $2.7 million increase in facilities, including branches, from the Scotiabank PR & USVI Acquisition and to $1.1 million increase in information technology infrastructure; and

• Increase in professional and service fees by $2.6 million from higher supervisory examination fees by $786 thousand, consulting and advisory expenses by $502 thousand, audit fees by $460 thousand and legal expenses by $349 thousand.

The increases in the foregoing non-interest expenses were offset by lower markdowns in foreclosed real estate and other repossessed assets resulting in a decrease of $1.2 million compared to prior year.

The efficiency ratio was 65.42%, up from 52.50%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the quarters ended March 31, 2020 and 2019 amounted to $5.2 million and $103 thousand, respectively.

Provision for Credit Losses

Comparison of quarters ended March 31, 2020 and 2019

Provision for credit losses increased $36.3 million from $12.2 million to $48.5 million. This included a $34.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic.

Please refer to the "Allowance for Credit Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for credit losses.

Income Taxes

Comparison of quarters ended March 31, 2020 and 2019

Effective tax rate was 14.2% in the quarter ended March 31, 2020 compared to 33.0% in the same quarter of 2019. First quarter of 2020 reflected an effective tax rate of 26.0% offset by non-recurring items. Such effective tax rate is based on a higher proportion of exempt income and income taxed at preferential rates.

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2020 and 2019.

	Quarter Ended March 31, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$119,446	$18	$4,300	$123,764	$-	$123,764
Interest expense	(15,889)	-	(2,707)	(18,596)	-	(18,596)
Net interest income	103,557	18	1,593	105,168	-	105,168
Provision credit losses	(47,131)	-	-	(47,131)	-	(47,131)
Non-interest income	19,477	7,375	4,531	31,383	-	31,383
Non-interest expenses	(82,545)	(3,724)	(1,053)	(87,322)	-	(87,322)
Intersegment revenue	457	-	-	457	(457)	-
Intersegment expenses	-	(154)	(303)	(457)	457	-
Income before income taxes	$(6,185)	$3,515	4,768	$2,098	$-	$2,098
Income tax expense	(2,319)	1,318	1,298	297	-	297
Net income	$(3,866)	$2,197	$3,470	$1,801	$-	$1,801
Total assets	$9,207,848	$34,014	$1,069,334	$10,311,196	$(1,072,625)	$9,238,571

	Quarter Ended March 31, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$83,516	$18	$11,176	$94,710	$-	$94,710
Interest expense	(8,636)	-	(4,285)	(12,921)	-	(12,921)
Net interest income	74,880	18	6,891	81,789	-	81,789
Provision for loan and lease losses	(12,207)	-	(42)	(12,249)	-	(12,249)
Non-interest income	11,656	5,984	16	17,656	-	17,656
Non-interest expenses	(46,483)	(4,327)	(1,342)	(52,152)	-	(52,152)
Intersegment revenue	554	-	-	554	(554)	-
Intersegment expenses	-	(174)	(380)	(554)	554	-
Income before income taxes	$28,400	$1,501	5,143	$35,044	$-	$35,044
Income tax expense	10,650	563	361	11,574	-	11,574
Net income	$17,750	$938	$4,782	$23,470	$-	$23,470
Total assets	$5,862,487	$25,425	$1,742,557	$7,630,469	$(1,027,278)	$6,603,191

Comparison of quarters ended March 31, 2020 and 2019

Banking

Oriental's banking segment net income before taxes decreased $34.6 million from $28.4 million to a loss of $6.2 million, mainly reflecting:

• Higher interest income from loans of $35.9 million reflecting the Scotiabank PR & USVI Acquisition;

• Increase in core deposits cost by $6.9 million mainly related to new deposits from the Scotiabank PR & USVI Acquisition and $2.1 million amortization of core deposit intangibles, partially offset by a $1.2 million decrease in brokered deposits cost;

• Increase in provision for credit losses by $36.3 million which included a $34.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic;

• An increase of $5.2 million and $2.0 million in banking service revenues and mortgage-banking activities, respectively, reflecting Scotiabank PR & USVI Acquisition from a higher customers base and serving fees; and

• Increase in non-interest expense by $34.7 million reflecting the Scotiabank PR & USVI Acquisition, mainly in compensation and employee benefits, electronic banking charges, occupancy and equipment, information technology, and professional services.

Wealth Management

Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment increase $2.0 million mainly from an increase in insurance income by $1.2 million as a result of increased activity from the Scotiabank PR & USVI Acquisition.

Treasury

Treasury segment net income before taxes remains stable at $4.8 million. Results reflects:

• Decrease in investment securities interest income of $6.9 million mainly due to sales of mortgage backed securities in late 2019 and during the first quarter of 2020, and the full effect of Federal Reserve Bank’s second half 2019 rate cuts (75 basis points) and the partial effect of the March 2020 rate cuts (150 basis points) on cash;

• Lower borrowing mainly from maturities of higher cost repurchases agreements not renewed; and

• A gain of $4.7 million on the sale of mortgage-backed securities during the first quarter of 2020.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At March 31, 2020, Oriental’s total assets amounted to $9.239 billion representing a decrease of 0.6%, when compared to $9.298 billion at December 31, 2019. Loans portfolio decreased $100.7 billion and investments decreased $419.1 million, while cash increased $473.6 million.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. Oriental’s loan portfolio decreased 1.5%, mainly due to an increase of $39.2 million in the allowance for credit losses on Non-PCD loans as a result of CECL implementation and the $34.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic during the quarter. Loan production during the first quarter of 2020 reached $280.1 million compared to $276.4 million in the year ago quarter, a 1.4% increase, mainly from higher originations in the mortgage and the US loan program portfolios. The Non-PCD loan portfolio increased $32.1 million from December 31, 2019 to $4.768 billion at March 31, 2020.

During the first quarter of 2020 Oriental sold $316.3 million mortgage-backed securities at a gain of $4.7 million and had $100.0 million maturities in US treasury notes, increasing cash by $416.3 million.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRAs") and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At March 31, 2020, total assets managed by Oriental’s trust division and OPC amounted to $2.812 billion, compared to $3.137 billion at December 31, 2019. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2020, total assets gathered by Oriental Financial Services and Oriental Insurance from its customer investment accounts amounted to $2.059 billion, compared to $2.376 billion at December 31, 2019. Decrease was mainly due to decrease in market interest rates.

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

Relevant events and circumstances for evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount may include macroeconomic conditions (such as a further deterioration of the Puerto Rico economy or the liquidity for Puerto Rico securities or loans secured by assets in Puerto Rico), adverse changes in legal factors or in the business climate, adverse actions by a regulator, unanticipated competition, the loss of key employees, natural disasters, or similar events.

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of March 31, 2020, no impairments have been recorded.

As of March 31, 2020, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	March 31	December 31,	Variance
	2020	2019	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$158,219	$402,656	-60.7%
Obligations of US government-sponsored agencies	1,917	1,961	-2.2%
US Treasury securities	298,987	397,184	-24.7%
CMOs issued by US government-sponsored agencies	52,131	54,760	-4.8%
GNMA certificates	145,288	216,470	-32.9%
FHLB stock	10,301	13,048	-21.1%
Other debt securities	918	1,138	-19.3%
Other investments	1,002	597	67.8%
Total investments	668,763	1,087,814	-38.5%
Loans	6,541,174	6,641,847	-1.5%
Total investments and loans	7,209,937	7,729,661	-6.7%
Other assets:
Cash and due from banks (including restricted cash)	1,315,738	845,982	55.5%
Money market investments	10,203	6,775	50.6%
Foreclosed real estate	27,292	29,909	-8.7%
Accrued interest receivable	40,181	36,781	9.2%
Deferred tax asset, net	196,129	176,740	11.0%
Premises and equipment, net	81,834	81,105	0.9%
Servicing assets	49,287	50,779	-2.9%
Goodwill	86,069	86,069	0.0%
Right of use assets	36,844	39,112	-5.8%
Core deposit, customer relationship and other intangibles	54,174	56,965	-4.9%
Other assets and customers' liability on acceptances	130,883	157,783	-17.0%
Total other assets	2,028,634	1,568,000	29.4%
Total assets	$9,238,571	$9,297,661	-0.6%
Investment portfolio composition:
FNMA and FHLMC certificates	23.7%	37.0%
Obligations of US government-sponsored agencies	0.3%	0.2%
US Treasury securities	44.7%	36.5%
CMOs issued by US government-sponsored agencies	7.8%	5.0%
GNMA certificates	21.7%	19.9%
FHLB stock	1.5%	1.2%
Other debt securities and other investments	0.3%	0.2%
	100.0%	100.0%

TABLE 5 - LOAN PORTFOLIO COMPOSITON

	March 31,	December 31,
	2020	2019
	(In thousands)
Loans held for investment:
Commercial	$2,301,350	$2,222,085
Mortgage	2,449,538	2,489,230
Consumer	485,060	504,507
Auto	1,530,166	1,522,973
	6,766,114	6,738,795
Allowance for credit losses	(230,755)	(116,539)
Total loans held for investment	6,535,359	6,622,256
Mortgage loans held for sale	5,815	19,591
Total loans, net	$6,541,174	$6,641,847

Oriental’s loan portfolio is composed of mortgage, commercial, consumer, and auto loans business products. As shown in Table 5 above, total loans, net, amounted to $6.541 billion at March 31, 2020 and $6.642 billion at December 31, 2019. Oriental’s loans held-for-investment portfolio composition and trends were as follows:

• Mortgage loan portfolio amounted to $2.450 billion (36.2% of the gross loan portfolio) compared to $2.489 million (36.9% of the gross originated loan portfolio) at December 31, 2019. Mortgage loan production totaled $30.8 million for the quarter ended March 31, 2020, which represents an increase of 33.2% from $23.1 million for the same period in 2019. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $75.3 million and $75.2 million at March 31, 2020 and December 31, 2019, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

• Commercial loan portfolio amounted to $2,302 billion (34.0% of the gross loan portfolio) compared to $2.222 billion (33.0% of the gross loan portfolio) at December 31, 2019. Commercial production, including the U.S. loan program production of $47.1 million increased 9.8% to $101.2 million for the quarter ended March 31, 2020, from $92.2 million for the same period in 2019.

• Consumer loan portfolio amounted to $485.1 million (7.2% of the gross loan portfolio) compared to $504.5 million (7.5% of the gross loan portfolio) at December 31, 2019. Consumer loan production decreased 4.1% to $39.2 million for the quarter ended March 31, 2020 from $40.9 million for the same period in 2019.

• Auto and leasing portfolio amounted to $1.530 billion (22.6% of the gross loan portfolio) compared to $1.523 billion (22.6% of the gross originated loan portfolio) at December 31, 2019. Auto production decreased 9.9% to $109.3 million for the quarter ended March 31, 2020, compared to $120.2 million for the same period in 2019.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	March 31, 2020
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$7,277	$228	3.13%	$7,332	$485	6.61%	$61,015	$1,510	2.47%
90 - 119 days	166	35	21.08%	-	-	0.00%	1,951	365	18.71%
120 - 179 days	147	33	22.45%	-	-	0.00%	1,449	211	14.56%
180 - 364 days	65	2	3.08%	-	-	0.00%	1,463	283	19.34%
365+ days	24	1	4.17%	280	19	6.79%	7,903	376	4.76%
Total	$7,679	$299	3.89%	$7,612	$504	6.62%	$73,781	$2,745	3.72%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.20%			0.19%			1.89%
Refinanced or Modified Loans:
Amount	$2,109	$159	7.54%	$592	$30	5.07%	$27,602	$2,026	7.34%
Percentage of Higher-Risk Loan Category	27.46%			7.78%			37.41%
Loan-to-Value Ratio:
Under 70%	$5,058	$183	3.62%	$1,481	$100	6.75%	$-	$-	-
70% - 79%	594	27	4.55%	1,421	96	6.76%	-	-	-
80% - 89%	1,740	33	1.90%	3,318	224	6.75%	-	-	-
90% and over	287	56	19.51%	1,392	84	6.03%	73,781	2,745	3.72%
	$7,679	$299	3.89%	$7,612	$504	6.62%	$73,781	$2,745	3.72%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans. Only Non-PCD loans.

The following table includes the maturities of Oriental's lending exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $264.4 million at March 31, 2020.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

March 31, 2020
			Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Public corporations	$24,141	$24,141	$-	$-
Municipalities	133,218	64,970	36,245	32,003
Total	$157,359	$89,111	$36,245	$32,003

Credit Risk Management

Allowance for Credit Losses

Oriental maintains an allowance for credit losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. Oriental’s allowance for credit losses ("ACL") policy provides for a detailed quarterly analysis of lifetime expected credit losses.

On January 1, 2020, Oriental adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. Upon adoption of the new accounting standard, Oriental recorded a net increase of $89.7 million in the allowance for credit losses on January 1, 2020 which was comprised of a net increase of $39.2 million allowance for credit losses for Non-PCD loans decreasing retained earnings and $50.5 million for PCD loans, made through the allowance and loan balances with no impact in capital. The allowance for credit losses further increased by $24.5 million at March 31, 2020, which included a $34.1 million increase primarily due to the deterioration in the economic outlook resulting from the impact of COVID-19.

Tables 8 through 10 set forth an analysis of activity in the allowance for credit losses and present selected credit loss statistics for March 31, 2020 and December 31, 2019 (prior to the adoption of the CECL accounting standard). In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Credit Losses” section in the MD&A for a more detailed analysis of provisions for credit losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At March 31, 2020 and December 31, 2019, Oriental had $93.1 million and $80.9 million, respectively, of non-accrual loans, including non-PCD loans accounted for under ASU 2016-13.

At March 31, 2020 and December 31, 2019, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-performing assets amounted to $105.3 million and $103.7 million, respectively.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

At March 31, 2020, Oriental’s non-performing assets increased by 79.2% to $212.7 million including PCD loans from the new methodology (2.30% of total assets) from $118.7 million (1.28% of total assets) at December 31, 2019. Foreclosed real estate and other repossessed assets amounting to $27.3 million and $3.1 million, respectively, at March 31, 2020, and $29.9 million and $3.3 million, respectively, at December 31, 2019, were recorded at fair value. Oriental does not expect non-performing loans to result in significantly higher losses. At March 31, 2020, the allowance coverage ratio to non-performing loans was 126.6% (99.5% at December 31, 2019).

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, for PCD loans the determination of nonaccrual or accrual status is made at the pool level, not the individual loan level. Upon adoption of CECL, the allowance for credit losses was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount which will be amortized interest income over the remaining life of the pool. On a quarterly basis, management will monitor the composition and behavior of the pools to assess the ability for cash flow estimation and timing. If based on the analysis performed, the pool is classified as non-accrual the accretion/amortization of the non-credit (discount) premium will cease.

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

The following items comprise non-performing loans held for investment, Non-PCD and PCDs:

Commercial loans —At March 31, 2020, Oriental’s non-performing commercial loans amounted to $113.5 million (62.2 % of Oriental’s non-performing loans), a 165.0% increase from $42.8 million at December 31, 2019 (50.1% of Oriental’s non-performing loans). Increase was mainly due to PCD loan pools in nonaccrual amounting to $82.4 million from the Scotiabank PR & USVI Acquisition. Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.

Residential mortgage loans —At March 31, 2020, Oriental’s non-performing mortgage loans totaled $44.0 million (24.1% of Oriental’s non-performing loans), a 95.1% increase from $22.6 million (26.4% of Oriental’s non-performing loans) at December 31, 2019. Non-PCD residential mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.

Consumer loans —At March 31, 2020, Oriental’s non-performing consumer loans amounted to $3.7 million (2.0% of Oriental’s non-performing loans), a 36.1% decrease from $5.8 million at December 31, 2019 (6.8% of Oriental’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto loans and leases —At March 31, 2020, Oriental’s non-performing auto loans and leases amounted to $21.1 million (11.6% of Oriental’s total non-performing loans), an increase of 47.9% from $14.3 million at December 31, 2019 (16.7% of Oriental’s total non-performing loans). Non-PCD auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.

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

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	March 31,	December 31,	Variance
	2020	2019	%
	(In thousands)
Allowance for credit losses:
Non-PCD/Non-PCI
Commercial	$49,196	$25,993	89.3%
Mortgage	19,694	8,727	125.7%
Consumer	27,763	18,446	50.5%
Auto and leases	53,308	31,878	67.2%
Total allowance for credit losses	$149,961	$85,044	$76.3%

PCD/PCI
Commercial	$48,836	8,893	449.2%
Mortgage	30,603	21,655	41.3%
Consumer	177	-	100.0%
Auto and leases	1,178	947	24.4%
Total allowance for credit losses	$80,794	31,495	156.5%

Allowance for credit losses summary
Commercial	$98,032	$34,886	181.0%
Mortgage	50,297	30,382	65.5%
Consumer	27,940	18,446	51.5%
Auto and leases	54,486	32,825	66.0%
Total allowance for credit losses	$230,755	$116,539	$98.0%

Allowance composition:
Commercial	42.5%	29.9%
Mortgage	21.8%	26.1%
Consumer	12.1%	15.8%
Auto and leases	23.6%	28.2%
	100.0%	100.0%

Allowance coverage ratio at end of period:
Commercial	4.3%	1.6%	171.3%
Mortgage	2.1%	1.2%	68.0%
Consumer	5.8%	3.7%	57.5%
Auto and leases	3.6%	2.2%	65.2%
	3.4%	1.7%	97.2%

Allowance coverage ratio to non-performing loans:
Commercial	86.4%	81.5%	6.1%
Mortgage	114.3%	134.7%	-15.2%
Consumer	755.1%	318.8%	136.9%
Auto and leases	257.7%	229.6%	12.2%
	126.6%	136.4%	-7.2%

TABLE 9 - ALLOWANCE FOR CREDIT LOSSES SUMMARY
	Quarter Ended March 31,
			Variance
	2020	2019	%
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$116,539	$164,231	-29.0%
Impact of ASC 326 adoption	89,720	-	100.0%
Provision for credit losses	48,530	12,249	296.2%
Charge-offs	(31,563)	(17,690)	78.4%
Allowance derecognition	-	(1,114)	-100.0%
Recoveries	7,529	4,812	56.5%
Balance at end of period	$230,755	$162,488	$42.0%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Quarter Ended March 31,
			Variance
	2020	2019	%
	(Dollars in thousands)
Non-PCD/Non-PCI Loans:
Mortgage
Charge-offs	$(418)	$(587)	-28.8%
Recoveries	249	287	-13.2%
Total	(169)	(300)	-42.0%
Commercial
Charge-offs	(3,771)	(1,086)	247.2%
Recoveries	1,522	150	914.7%
Total	(2,249)	(936)	1161.9%
Consumer
Charge-offs	(6,015)	(4,561)	31.9%
Recoveries	644	303	112.5%
Total	(5,371)	(4,258)	144.4%
Auto and leases
Charge-offs	(13,053)	(11,456)	13.9%
Recoveries	4,211	4,072	3.4%
Total	(8,842)	(7,384)	17.4%

PCD Loans:
Mortgage
Charge-offs	$(5,143)	$-	100.0%
Recoveries	122	-	100.0%
Total	(5,021)	-	100.0%
Commercial
Charge-offs	(2,357)	-	100.0%
Recoveries	375	-	100.0%
Total	(1,982)	-	100.0%
Consumer
Charge-offs	(431)	-	100.0%
Recoveries	63	-	100.0%
Total	(368)	-	100.0%
Auto and leases
Charge-offs	(375)	-	100.0%
Recoveries	343	-	100.0%
Total	(32)	-	100.0%

Total charge-offs	(31,563)	(17,690)	78.4%
Total recoveries	7,529	4,812	56.5%
Total	$(24,034)	$(12,878)	86.6%

Net credit losses to average loans outstanding:
Mortgage	0.84%	0.18%	356.71%

Commercial	0.77%	0.24%	226.83%
Consumer	4.60%	4.45%	3.32%
Auto and leases	2.31%	2.54%	-8.88%
Total	1.44%	1.36%	5.54%
Recoveries to charge-offs	23.85%	27.20%	-12.31%
Average Loans Held for Investment (a)
Mortgage	$2,459,920	$649,408	278.8%
Commercial	2,192,683	1,585,352	38.3%
Consumer	498,827	382,397	30.4%
Auto and leases	1,536,557	1,165,023	31.9%
Total	$6,687,987	$3,782,180	76.8%

(a) CECL replaces the concept of purchased credit impaired loans (PCI assets) with the concept of purchased financial assets with credit deterioration (PCD assets). An entity records a PCD asset at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition. Changes in estimates of expected credit losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise.

TABLE 11 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance
	2020	2019	(%)
	(Dollars in thousands)
Non-performing assets:
Non-PCD/Non-PCI
Non-accruing loans
Troubled-Debt Restructuring loans	$21,283	$23,587	-9.8%
Other loans	71,790	57,336	25.2%
Accruing loans
Troubled-Debt Restructuring loans	5,045	3,317	52.1%
Other loans	460	500	-8.0%
Total	$98,578	$84,740	16.3%
PCD/PCI loan pools	83,762	724	11469.3%
Total non-performing loans	$182,340	$85,464	113.4%
Foreclosed real estate	27,292	29,909	-8.7%
Other repossessed assets	3,096	3,327	-6.9%
	$212,728	$118,700	79.2%

Non-performing assets to total assets	2.30%	1.28%	79.7%
Non-performing assets to total capital	20.80%	11.35%	83.3%

	Quarter Ended March 31,
	2020	2019
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$607	$1,107

TABLE 12 - NON-PERFORMING LOANS

	March 31,	December 31,	Variance
	2020	2019	%
	(In thousands)
Non-performing loans
Non-PCD/Non-PCI
Commercial	$31,073	$42,606	-27.1%
Mortgage	42,668	22,552	89.2%
Consumer	3,690	5,287	-30.2%
Auto and leases	21,147	14,295	47.9%
Total	$98,578	$84,740	16.3%

PCD/PCI
Commercial	$82,411	$225	36527.1%
Mortgage	1,341	-	100.0%
Consumer	10	499	-98.0%
Total	$83,762	$724	11469.3%
Total non-performing loans	$182,340	$85,464	113.4%

Non-performing loans composition percentages:
Commercial	62.2%	50.1%
Mortgage	24.1%	26.4%
Consumer	2.0%	6.8%
Auto and leases	11.6%	16.7%
	100.0%	100.0%

Non-performing loans to:
Total loans	2.7%	1.8%	50.3%
Total assets	2.0%	0.9%	116.5%
Total capital	17.8%	8.1%	119.9%

Non-performing loans with partial charge-offs to:
Total loans	1.2%	0.5%	132.7%
Non-performing loans	44.9%	29.3%	53.4%

Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	81.3%	123.0%	-33.9%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	229.6%	141.9%	61.9%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	March 31,	December 31,	Variance
	2020	2019	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$1,712,943	$1,675,315	2.2%
NOW accounts	1,998,503	1,903,757	5.0%
Savings and money market accounts	1,871,719	1,836,480	1.9%
Certificates of deposit	2,225,278	2,271,286	-2.0%
Total deposits	7,808,443	7,686,838	1.6%
Accrued interest payable	10,828	11,772	-8.0%
Total deposits and accrued interest payable	7,819,271	7,698,610	1.6%
Borrowings:
Securities sold under agreements to repurchase	50,103	190,274	-73.7%
Advances from FHLB	76,961	78,009	-1.3%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	640	1,195	-46.4%
Total borrowings	163,787	305,561	-46.4%
Total deposits and borrowings	7,983,058	8,004,171	-0.3%

Other Liabilities:
Derivative liabilities	2,059	913	125.5%
Acceptances outstanding	11,763	21,599	-45.5%
Lease liability	37,702	39,840	-5.4%
Other liabilities	181,395	185,660	-2.3%
Total liabilities	$8,215,977	$8,252,183	-0.4%
Deposits portfolio composition percentages:
Non-interest bearing deposits	21.9%	21.8%
NOW accounts	25.6%	24.8%
Savings and money market accounts	24.0%	23.9%
Certificates of deposit	28.5%	29.5%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	30.6%	62.3%
Advances from FHLB	47.0%	25.5%
Other term notes	0.4%	0.4%
Subordinated capital notes	22.0%	11.8%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$50,000	$190,000
Daily average outstanding balance	$158,462	$299,842
Maximum outstanding balance at any month-end	$190,000	$461,954

Liabilities and Funding Sources

As shown in Table 13 above, at March 31, 2020, Oriental’s total liabilities were $8.216 billion, 0.4% less than the $8.252 billion reported at December 31, 2019. Deposits and borrowings, Oriental’s funding sources, amounted to $7.983 billion at March 31, 2020 versus $8.004 billion at December 31, 2019, a 0.3% decrease, mainly from a decrease of $141.8 million in borrowings. The overall declines in brokered deposits and borrowings are part of the strategy to replace higher cost funding with lower cost core deposits.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At March 31, 2020, borrowings amounted to $163.8 million, representing a decrease of 46.4% when compared with the $305.6 million reported at December 31, 2019. The decrease in borrowings reflects a decrease of $140.0 million in short-term repurchase agreements that matured during the quarter and were not renewed.

At March 31, 2020, deposits represented 98% and borrowings represented 2% of interest-bearing liabilities. At March 31, 2020, deposits, the largest category of Oriental’s interest-bearing liabilities, were $7.819 billion, an increase of 1.6% from $7.699 billion at December 31, 2019. Customer deposits increased $108.6 million as both retail and commercial clients retained higher balances.

Stockholders’ Equity

At March 31, 2020, Oriental’s total stockholders’ equity was $1.023 billion, a 2.2% decrease when compared to $1.045 million at December 31, 2019. This decrease in stockholders’ equity reflects decreases in retained earnings of $29.1 million and in additional paid-in capital of $309 thousand; and increases in accumulated other comprehensive income, net of tax of $7.3 million, in treasury stock, at cost, of $950 thousand and in legal surplus of $166 thousand. Decrease in retained earnings was mainly due to the $25.5 million net impact of CECL implementation. Book value per share was $18.33 at March 31, 2020 compared to $18.75 at December 31, 2019.

From December 31, 2019 to March 31, 2020, tangible common equity to total assets decreased from 8.83% to 8.66%, leverage capital ratio increased from 9.24% to 10.14%, common equity tier 1 capital ratio increased from 10.91% to 11.69%, tier 1 risk-based capital ratio increased from 12.64% to 13.36%, and total risk-based capital ratio increased from 13.91% to 14.62%.

Regulatory Capital

Oriental and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to Oriental and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2020, the capital ratios of Oriental and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

On January 1, 2020, the Company implemented CECL using the modified retrospective approach. As a result, a $39.2 million allowance for credit losses was recorded for Non-PCD loans and $0.2 million for unused commitments with the corresponding adjustment reducing retained earnings, net of a $13.9 million deferred tax effect. For more information, see Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements. On March 27, 2020, in response to the COVID-19 pandemic, U.S. banking regulators issued an interim final rule that the Company adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). During the two-year delay, the Company will add back to CET1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.

In July 2019, the federal banking agencies adopted a final rule, pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996, that simplifies for non-advanced approaches banking organizations. It simplifies the regulatory capital treatment for mortgage servicing assets (MSA) and certain deferred tax assets arising from temporary differences (temporary difference DTAs). It increases common equity tier 1 (CET1) capital threshold deductions from 10 percent to 25 percent and removes the aggregate 15 percent CET1 threshold deduction. However, it retains the 250 percent risk weight applicable to non-deducted amounts of MSAs and temporary difference DTAs. In November 2019, the agencies jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1,

2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020 or wait until the quarter beginning April 1, 2020. During 1Q 2020, the Company elected to early implement the simplifications to the capital rule. As a result, capital ratios increased.

The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of March 31, 2020 and December 31, 2019, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are the consolidated capital ratios of Oriental under the Basel III capital rules at March 31, 2020 and December 31, 2019:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA
	March 31,	December 31,	Variance
	2020	2019	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,022,594	$1,045,478	-2.2%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	11.69%	10.91%	7.1%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$816,356	735,442	11.0%
Minimum common equity tier 1 capital required	$314,263	303,338	3.6%
Minimum capital conservation buffer required	$174,591	168,521	3.6%
Excess over regulatory requirement	$327,502	263,582	24.3%
Risk-weighted assets	$6,983,626	6,740,846	3.6%
Tier 1 risk-based capital ratio	13.36%	12.64%	5.7%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$933,226	$852,312	9.5%
Minimum tier 1 risk-based capital required	$419,018	$404,451	3.6%
Excess over regulatory requirement	$514,208	$447,861	14.8%
Risk-weighted assets	$6,983,626	$6,740,846	3.6%
Total risk-based capital ratio	14.62%	13.91%	5.1%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,020,748	$937,963	8.8%
Minimum total risk-based capital required	$558,690	$539,268	3.6%
Excess over regulatory requirement	$462,058	$398,695	15.9%
Risk-weighted assets	$6,983,626	$6,740,846	3.6%
Leverage capital ratio	10.14%	9.24%	9.8%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$933,226	$852,312	9.5%
Minimum tier 1 capital required	$368,210	$369,151	-0.3%
Excess over regulatory requirement	$565,016	$483,161	16.9%
Tangible common equity to total assets	8.66%	8.83%	-1.9%
Tangible common equity to risk-weighted assets	11.46%	12.17%	-5.8%
Total equity to total assets	11.07%	11.24%	-1.6%
Total equity to risk-weighted assets	14.64%	15.51%	-5.6%
Stock data:
Outstanding common shares	51,326,998	51,398,956	-0.1%
Book value per common share	$18.33	$18.75	-2.2%
Tangible book value per common share	$15.60	$15.96	-2.3%
Market price at end of period	$11.18	$23.61	-52.6%
Market capitalization at end of period	$573,836	$1,213,529	-52.7%

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In thousands, except share or per share information)
Total stockholders' equity	$1,022,594	$1,045,478
Preferred stock	(92,000)	(92,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(41,111)	(43,185)
Customer relationship intangible	(12,567)	(13,213)
Other intangibles	(496)	(567)
Total tangible common equity (non-GAAP)	$800,481	$820,574
Total assets	9,238,571	9,297,661
Goodwill	(86,069)	(86,069)
Core deposit intangible	(41,111)	(43,185)
Customer relationship intangible	(12,567)	(13,213)
Other intangibles	(496)	(567)
Total tangible assets	$9,098,328	$9,154,627
Tangible common equity to tangible assets	8.80%	8.96%
Common shares outstanding at end of period	51,326,998	51,398,956
Tangible book value per common share	$15.60	$15.96

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

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	March 31,	December 31,	Variance
	2020	2019	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$816,356	$735,442	11.0%
Additional tier 1 capital	116,870	116,870	0.0%
Tier 1 capital	933,226	852,312	9.5%
Additional Tier 2 capital	87,522	85,651	2.2%
Total risk-based capital	$1,020,748	$937,963	8.8%
Risk-weighted assets:
Balance sheet items	$6,614,729	$6,321,472	4.6%
Off-balance sheet items	368,897	419,374	-12.0%
Total risk-weighted assets	$6,983,626	$6,740,846	3.6%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	11.69%	10.91%	7.1%
Tier 1 capital (minimum required - 6%)	13.36%	12.64%	5.7%
Total capital (minimum required - 8%)	14.62%	13.91%	5.1%
Leverage ratio (minimum required - 4%)	10.14%	9.24%	9.8%
Equity to assets	11.07%	11.24%	-1.6%
Tangible common equity to assets	8.66%	8.83%	-1.9%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2020 and December 31, 2019:

	March 31,	December 31,	Variance
	2020	2019	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.81%	12.09%	6.0%
Actual common equity tier 1 capital	$891,285	$813,444	9.6%
Minimum capital requirement (4.5%)	$313,209	$302,782	3.4%
Minimum capital conservation buffer requirement (1.875%)	$174,005	$168,212	3.4%
Minimum to be well capitalized (6.5%)	$452,413	$437,351	3.4%
Tier 1 Capital to Risk-Weighted Assets	12.81%	12.09%	6.0%
Actual tier 1 risk-based capital	$891,285	$813,444	9.6%
Minimum capital requirement (6%)	$417,612	$403,709	3.4%
Minimum to be well capitalized (8%)	$556,816	$538,279	3.4%
Total Capital to Risk-Weighted Assets	14.06%	13.36%	5.3%
Actual total risk-based capital	$978,518	$898,812	8.9%
Minimum capital requirement (8%)	$556,816	$538,279	3.4%
Minimum to be well capitalized (10%)	$696,020	$672,848	3.4%
Total Tier 1 Capital to Average Total Assets	9.68%	8.85%	9.3%
Actual tier 1 capital	$891,285	$813,444	9.6%
Minimum capital requirement (4%)	$368,376	$367,537	0.2%
Minimum to be well capitalized (5%)	$460,470	$459,421	0.2%

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At March 31, 2020 and December 31, 2019, Oriental’s market capitalization for its outstanding common stock was $573.8 million ($11.18 per share) and $1.214 billion ($23.61 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2020
March 31, 2020	$23.50	$9.32	$0.07
2019
December 31, 2019	$23.61	$20.00	$0.07
September 30, 2019	$24.20	$19.84	$0.07
June 30, 2019	$23.77	$18.78	$0.07
March 31, 2019	$21.24	$16.37	$0.07
2018
December 31, 2018	$18.56	$14.93	$0.07
September 30, 2018	$17.60	$14.45	$0.06
June 30, 2018	$14.75	$10.60	$0.06
March 31, 2018	$12.05	$8.60	$0.06

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $5.5 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the quarter ended March 31, 2020, Oriental purchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. There were no repurchases during the quarter ended March 31, 2019.

At March 31, 2020, the number of shares that may yet be purchased under such program is estimated at 492,885 and was calculated by dividing the remaining balance of $7.7 million by $11.18 (closing price of Oriental's common stock at March 31, 2020).

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

These simulations are complex and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2020 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$28,247	7.08%	$24,885	6.01%
+ 100 Basis points	$13,302	3.33%	$11,552	2.79%
- 100 Basis points	$(8,623)	-2.16%	$(6,072)	-1.47%
- 200 Basis points	$(9,956)	-2.49%	$(6,527)	-1.58%

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of March 31, 2020.

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

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowing transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $2.1 million (notional amount of $31.5 million) was recognized at March 31, 2020 related to the valuation of these swaps.

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of March 31, 2020, Oriental had $31.5 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $31.5 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

During the first quarter of 2020, the COVID-19 pandemic negatively impacted economic activity in the U.S. and around the world. While we did see increases in consumer portfolio delinquencies and nonperforming loans, we did not see meaningful impacts to commercial portfolio delinquencies, nonperforming loans or charge-offs as of and during the quarter ended March 31, 2020. To provide relief to individuals and businesses in the U.S., in March and April 2020, the President signed into law four economic stimulus packages, including the CARES Act. U.S. bank regulatory agencies also issued interagency guidance to financial institutions that are working with borrowers affected by COVID-19.

To support our customers, we have implemented various loan modification programs and other forms of support, including offering loan payment deferrals, waiver of certain fees and pausing foreclosure sales, evictions and repossessions. For a information of the loan modification programs that we have implemented, see Executive Summary - Recent Developments – COVID-19 Pandemic 2020 of the MD&A. For information on the accounting for loan modifications related to the COVID-19 pandemic, see Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of March 31, 2020, Oriental had $50.0 million in repurchase agreements, excluding accrued interest, and $255.5 million in brokered deposits. These liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the COVID-19 pandemic. For more information on the effects of the pandemic, see Executive Summary - Recent Developments – COVID-19 Pandemic 2020 of the MD&A.

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

As of March 31, 2020, Oriental had approximately $1.325 billion in unrestricted cash and cash equivalents, $404.1 million in investment securities that are not pledged as collateral, and $951.0 million in borrowing capacity at the FHLB-NY.

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

The Business Continuity Plan have allowed us to effectively manage the operational disruption that began in the first quarter of 2020 from the COVID-19 pandemic. For more information on the effects of the pandemic, see Executive Summary - Recent Developments – COVID-19 Pandemic 2020 of the MD&A.

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

Internal Control over Financial Reporting

Effective January 1, 2020, Oriental adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. On December 31, 2019, Oriental acquired Scotianbak PR & USVI as described elsewhere in this report. Oriental is still in the process of integrating policies, processes, internal controls, people, technology and operations relating to this transaction into our overall internal controls over financial reporting. As integration activities occur, management will modify existing internal controls and/or implement additional internal controls when necessary to appropriately address underlying risks. In addition, during this integration period, management has extended its oversight and monitoring processes that support internal control over financial reporting, and to-date, while this acquisition is considered a significant change to Oriental's internal control over financial reporting, management has not identified any other changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) describes market, credit, and business operations risk factors that could affect our businesses, results of operations or financial condition. On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. As conditions and circumstances related to the COVID-19 pandemic have evolved subsequent to our 2019 Form 10-K filing, the following supplements the risk factors described in our 2019 Form 10-K.

The COVID-19 pandemic has adversely impacted our business and financial results, and the extent to which the pandemic and measures taken in response to the pandemic could materially and adversely impact our business, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have impacted the macroeconomic environment, significantly increased economic uncertainty and reduced economic activity. The pandemic has also caused governmental authorities to implement numerous measures to try to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. These measures have negatively impacted and may further negatively impact consumer and business payment and spending patterns.

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, financial condition, capital and results of operations. The extent of these impacts depends on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and magnitude of the pandemic, the actions taken to contain the virus or treat its impact, the effectiveness of economic stimulus measures in Puerto Rico and the United States, and how quickly and to what extent economic and operating conditions and consumer and business spending can return to their pre-pandemic levels. As a result, our loan growth and the overall demand for our products and services may be significantly impacted, which could adversely affect our revenue and other results of operations. In addition, we could experience higher credit losses in our loan portfolios and increases in our allowance for credit losses. For example, as a result of the significant uncertainty due to the COVID-19 pandemic we realized a substantial build in our allowance for credit losses for the first quarter of 2020. We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business and results of operations, which could be material, as a result of the macroeconomic impact and any recession that has occurred or may occur in the future.

The spread of COVID-19 has caused us to modify our business practices and operations, including providing a range of forbearance options to our customers in certain circumstances. We may need to further modify our practices and operations as this event unfolds. We have also implemented work-from-home policies for over 50% of our employees, and social distancing plans for our employees who are working from Oriental’s facilities. These measures could impair our ability to perform critical functions and may adversely impact our results of operations. We may take further actions as required by government authorities or that we otherwise determine are in the best interests of our customers, employees and business partners.

Federal, state, and local governmental authorities have enacted, and may enact in the future, legislation, regulations and protocols in response to the COVID-19 pandemic, including governmental programs intended to provide economic relief to businesses and individuals. Our participation in and execution of any such programs may cause operational, compliance, reputational and credit risks, which could result in litigation, governmental action or other forms of loss. The extent of these impacts, which may be substantial, will depend on the degree of our participation in these programs. There remains significant uncertainty regarding the measures that authorities will enact in the future and the ultimate impact of the legislation, regulations and protocols that have been and will be enacted. Moreover, we expect that the effects of the COVID-19 pandemic will heighten many of the other known risks described in the “Risk Factors” section of our 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

On June 29, 2011, the Company announced the approval by the Board of Directors of a stock repurchase program to purchase an additional $70 million of the Company’s common stock in the open market.

Any shares of common stock repurchased are held by the Company as treasury shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended March 31, 2020, the Company purchased 175,000 additional shares under this program for a total of $2.2 million, at an average price of $12.69 per share.

The following table presents the shares repurchased for each month during the quarter ended March 31, 2020, excluding the months ended January 31, 2020 and February 29, 2020, during which no shares were purchased as part of the stock repurchase program:

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number of	Average price paid	as part of publicly	that may yet be purchased
Period	shares purchased	per share	announced programs	under the programs
				(In thousands)
March 1-31, 2020	175,000	$12.69	175,000	$5,322
Quarter ended March 31, 2020	175,000	$12.69	175,000	$5,322

The number of shares that may yet be purchased under the current $70 million program is estimated at 492,885 and was calculated by dividing the remaining balance of $5.5 million by $11.18 (closing price of the Company’s common stock at March 31, 2020). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the quarter ended March 31, 2020.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from Oriental’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: May 11, 2020
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: May 11, 2020
Maritza Arizmendi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
By:	/s/ Krisen Aguirre Torres	Date: May 11, 2020
Krisen Aguirre Torres
Vice President Financial Reporting and Accounting Control