Form 10-Q
period 2020-06-30
OFG BANCORP
filed 2020-08-07
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

51,342,232 common shares ($1.00 par value per share) outstanding as of July 31, 2020

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

• unforeseen or catastrophic events, including extreme weather events, other natural disasters, man-made disasters or the emergence of pandemics, which could cause a disruption in our operations or other adverse consequences for our business;

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

• difficulties in integrating the acquired Puerto Rico operations of Scotiabank de Puerto Rico (“SBPR”) and certain branch assets and liabilities of The Bank of Nova Scotia (“BNS”) in Puerto Rico and the U.S. Virgin Islands (the “Scotiabank PR & USVI Acquisition”) into the Company’s operations;

• the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on the U.S., P.R., and/or global economy, financial market conditions and our business, results of operations and financial condition; and

• the impact of the actions taken by federal and local governmental authorities to try and contain the virus or address the impact of the virus on the United States and Puerto Rico economy (including, without limitation, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; Oriental’s ability to grow its core businesses; decisions to downsize, sell or close units or otherwise change Oriental’s business mix; and management’s ability to identify and manage these and other risks.

Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019 may also cause actual results to differ materially from those described in our forward-looking statements.

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

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30,	December 31,
	2020	2019
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$1,888,965	$844,532
Money market investments	10,022	6,775
Total cash and cash equivalents	1,898,987	851,307
Restricted cash	1,050	1,450
Investments:
Trading securities, at fair value, with amortized cost of $162 (December 31, 2019 - $182)	22	37
Investment securities available-for-sale, at fair value, with amortized cost of $529,985
and allowance for credit losses of $0 (December 31, 2019, amortized cost $1,074,475)	540,239	1,074,169
Federal Home Loan Bank (FHLB) stock, at cost	8,366	13,048
Other investments	1,076	560
Total investments	549,703	1,087,814
Loans:
Loans held-for-sale, at lower of cost or fair value	19,432	19,591
Loans held for investment, net of allowance for credit losses of $232,701 (December 31, 2019 - $116,539)	6,719,811	6,622,256
Total loans	6,739,243	6,641,847
Other assets:
Foreclosed real estate	24,792	29,909
Accrued interest receivable	82,483	37,120
Deferred tax asset, net	186,730	176,740
Premises and equipment, net	82,234	81,105
Customers' liability on acceptances	20,034	21,599
Core deposit, customer relationship and other intangibles	51,406	56,965
Servicing assets	47,926	50,779
Goodwill	86,069	86,069
Operating lease right-of-use assets	34,692	39,112
Other assets	127,370	135,845
Total assets	$9,932,719	$9,297,661

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019 (CONTINUED)

	June 30,	December 31,
	2020	2019
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,370,419	$3,579,115
Savings accounts	2,017,180	1,836,480
Time deposits	2,154,327	2,283,015
Total deposits	8,541,926	7,698,610
Borrowings:
Securities sold under agreements to repurchase	-	190,274
Advances from FHLB	67,518	78,009
Subordinated capital notes	36,083	36,083
Other borrowings	822	1,195
Total borrowings	104,423	305,561
Other liabilities:
Derivative liabilities	2,078	913
Acceptances executed and outstanding	20,034	21,599
Operating lease liabilities	35,694	39,840
Accrued expenses and other liabilities	187,280	185,660
Total liabilities	8,891,435	8,252,183
Commitments and contingencies (See Note 18)	nil	nil
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2019 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 51,342,232 shares outstanding (December 31, 2019 - 59,885,234;
51,398,956 )	59,885	59,885
Additional paid-in capital	621,860	621,515
Legal surplus	98,347	95,779
Retained earnings	264,725	279,646
Treasury stock, at cost, 8,543,002 shares (December 31, 2019 - 8,486,278 shares)	(103,121)	(102,339)
Accumulated other comprehensive income (loss), net of tax of $-590 (December 31, 2019 - $206)	7,588	(1,008)
Total stockholders’ equity	1,041,284	1,045,478
Total liabilities and stockholders’ equity	$9,932,719	$9,297,661

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Interest income:
Loans	$118,532	$85,080	$234,967	$169,199
Mortgage-backed securities	1,619	5,987	4,392	13,912
Investment securities and other	1,541	3,188	6,030	5,854
Total interest income	121,692	94,255	245,389	188,965
Interest expense:
Deposits	15,445	9,991	32,065	19,040
Securities sold under agreements to repurchase	335	2,106	1,335	4,892
Advances from FHLB and other borrowings	505	559	1,045	1,121
Subordinated capital notes	347	514	783	1,038
Total interest expense	16,632	13,170	35,228	26,091
Net interest income	105,060	81,085	210,161	162,874
Provision for credit losses	17,696	17,705	64,827	29,954
Net interest income after provision for credit losses	87,364	63,380	145,334	132,920
Non-interest income:
Banking service revenue	13,668	10,776	29,381	21,241
Wealth management revenue	6,366	6,669	13,652	12,551
Mortgage banking activities	3,072	629	6,306	1,835
Total banking and financial service revenues	23,106	18,074	49,339	35,627

Net gain on:
Sale of securities	-	4,776	4,728	4,776
Early extinguishment of debt	(63)	(7)	(63)	(7)
Bargain purchase from Scotiabank PR & USVI acquisition	3,462	-	3,872	-
Other non-interest income	647	105	726	208
Total non-interest income, net	27,152	22,948	58,602	40,604

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019 (CONTINUED)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	34,506	19,875	70,050	40,216
Occupancy, equipment and infrastructure costs	11,837	7,511	23,276	15,257
Electronic banking charges	7,962	5,128	17,550	10,193
Information technology expenses	3,944	2,200	10,878	4,707
Professional and service fees	3,475	3,427	9,264	6,635
Insurance	2,761	1,277	6,239	2,423
Taxes, other than payroll and income taxes	3,171	2,142	6,349	4,295
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	2,918	2,584	5,440	5,950
Advertising, business promotion, and strategic initiatives	1,533	1,315	3,163	2,526
Loan servicing and clearing expenses	1,148	1,160	2,491	2,368
Communication	905	859	1,876	1,599
Printing, postage, stationary and supplies	951	636	1,673	1,214
Director and investor relations	316	330	626	560
Merger and restructuring charges	3,006	1,000	3,310	1,000
Other	7,048	2,008	10,618	4,661
Total non-interest expense	85,481	51,452	172,803	103,604
Income before income taxes	29,035	34,876	31,133	69,920
Income tax expense	7,248	10,897	7,545	22,471
Net income	21,787	23,979	23,588	47,449
Less: dividends on preferred stock	(1,628)	(1,628)	(3,256)	(3,256)
Income available to common shareholders	$20,159	$22,351	$20,332	$44,193
Earnings per common share:
Basic	$0.39	$0.44	$0.40	$0.86
Diluted	$0.39	$0.43	$0.39	$0.86
Average common shares outstanding and equivalents	51,470	51,680	51,584	51,652
Cash dividends per share of common stock	$0.07	$0.07	$0.14	$0.14

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Net income	$21,787	$23,979	$23,588	$47,449
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	1,359	10,578	15,288	13,952
Realized gain on sale of securities available-for-sale	-	(4,776)	(4,728)	(4,776)
Unrealized (loss) gain on cash flow hedges	(19)	(629)	(1,169)	(972)
Other comprehensive income before taxes	1,340	5,173	9,391	8,204
Income tax effect	(42)	(812)	(795)	(927)
Other comprehensive income after taxes	1,298	4,361	8,596	7,277
Comprehensive income	$23,085	$28,340	$32,184	$54,726

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Preferred stock:
Balance at beginning of period	$92,000	$92,000	$92,000	$92,000
Balance at end of period	92,000	92,000	92,000	92,000
Common stock:
Balance at beginning of period	59,885	59,885	59,885	59,885
Balance at end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	621,206	619,828	621,515	619,381
Stock-based compensation expense	822	540	1,323	987
Lapsed restricted stock units	(168)	-	(978)	-
Balance at end of period	621,860	620,368	621,860	620,368
Legal surplus:
Balance at beginning of period	95,945	92,621	95,779	90,167
Transfer from retained earnings	2,402	2,398	2,568	4,852
Balance at end of period	98,347	95,019	98,347	95,019
Retained earnings:
Balance at beginning of period	250,557	268,101	279,646	253,040
Topic 326 adoption	-	-	(25,494)	-
Topic 842 adoption	-	-	-	(736)
Balance at beginning of period (as adjusted for change in accounting principle)	250,557	268,101	254,152	252,304
Net income	21,787	23,979	23,588	47,449
Cash dividends declared on common stock	(3,588)	(3,595)	(7,191)	(7,186)
Cash dividends declared on preferred stock	(1,628)	(1,628)	(3,256)	(3,256)
Transfer to legal surplus	(2,403)	(2,398)	(2,568)	(4,852)
Balance at end of period	264,725	284,459	264,725	284,459
Treasury stock:
Balance at beginning of period	(103,289)	(103,196)	(102,339)	(103,633)
Stock repurchased	-	-	(2,226)	-
Lapsed restricted stock units and options	168	25	1,444	462
Balance at end of period	(103,121)	(103,171)	(103,121)	(103,171)
Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	6,290	(8,047)	(1,008)	(10,963)
Other comprehensive income, net of tax	1,298	4,361	8,596	7,277
Balance at end of period	7,588	(3,686)	7,588	(3,686)
Total stockholders’ equity	$1,041,284	$1,044,874	$1,041,284	$1,044,874

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

	Six-Month Period Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$23,588	$47,449
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value (discounts) premiums on loans	(5,267)	1,951
Amortization of fair value premiums on acquired deposits	(1,303)	-
Amortization of investment securities premiums, net of accretion of discounts	3,099	2,602
Amortization of core deposit, customer relationships and other intangibles	5,559	585
Net change in operating leases	274	12
Depreciation and amortization of premises and equipment	6,190	4,209
Deferred income tax expense, net	1,053	1,689
Provision for credit losses	64,827	29,954
Stock-based compensation	1,323	987
(Gain) loss on:
Sale of securities	(4,728)	(4,776)
Sale of loans	(819)	(256)
Derivatives	-	1
Early extinguishment of debt	63	7
Foreclosed real estate and other repossessed assets	1,343	1,766
Sale of other assets	(7)	(29)
Originations and purchases of loans held-for-sale	(55,198)	(38,290)
Proceeds from sale of loans held-for-sale	819	9,735
Net (increase) decrease in:
Trading securities	15	(52)
Accrued interest receivable	(45,363)	345
Servicing assets	2,853	582
Other assets	8,540	958
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(1,292)	(1,034)
Accrued expenses and other liabilities	15,985	(24,027)
Net cash provided by operating activities	21,554	34,368

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019 (CONTINUED)

	Six-Month Period Ended June 30,
	2020	2019
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	23,469	(784)
FHLB stock	-	(1,167)
Other investments	(516)	-
Maturities and redemptions of:
Investment securities available-for-sale	257,278	92,634
FHLB stock	4,682	990
Proceeds from sales of:
Investment securities available-for-sale	320,984	354,501
Foreclosed real estate and other repossessed assets, including write-offs	14,824	24,452
Premises and equipment	32	42
Origination and purchase of loans, excluding loans held-for-sale	(733,161)	(564,647)
Principal repayment of loans	527,250	463,287
Additions to premises and equipment	(7,344)	(6,331)
Net cash provided by investing activities	$407,498	$362,977
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	831,303	52,745
Securities sold under agreements to repurchase	(190,063)	(214,730)
FHLB advances, federal funds purchased, and other borrowings	(10,805)	1,585
Exercise of stock options with treasury shares	466	462
Purchase of treasury stock	(2,226)	-
Dividends paid on preferred stock	(3,256)	(2,855)
Dividends paid on common stock	(7,191)	(7,185)
Net cash provided by (used in) financing activities	$618,228	$(169,978)
Net change in cash, cash equivalents and restricted cash	1,047,280	227,367
Cash, cash equivalents and restricted cash at beginning of period	852,757	450,063
Cash, cash equivalents and restricted cash at end of period	$1,900,037	$677,430
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and due from banks	$1,888,965	$668,896
Money market investments	10,022	7,485
Restricted cash	1,050	1,049
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,900,037	$677,430
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$26,966	$26,324
Income taxes paid	$5,628	$29,371
Operating lease liabilities paid	$6,614	$3,329
Mortgage loans securitized into mortgage-backed securities	$55,612	$25,837
Transfer from held-to-maturity securities to available-for-sale securities	$-	$424,740
Transfer from loans to foreclosed real estate and other repossessed assets	$9,083	$22,183
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$261	$1,389
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$-	$49
Financed sales of foreclosed real estate	$-	$703

Loans booked under the GNMA buy-back option	$75,091	$11,675
Initial recognition of operating lease right-of-use assets	$-	$21,930
Initial recognition of operating lease liabilities	$-	$23,689
See notes to unaudited consolidated financial statements

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

Oriental is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. Oriental operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), and OFG Ventures LLC (“OFG Ventures”). Oriental also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”) through which it issued trust preferred securities. Through its operating subsidiaries and their respective divisions, Oriental provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank, a Puerto Rico commercial bank, in an FDIC-assisted acquisition. On February 6, 2017, the Bank and the FDIC agreed to terminate the shared-loss agreements related to the Eurobank Acquisition. On December 18, 2012, Oriental acquired a group of Puerto Rico-based entities that included Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR”), a Puerto Rico commercial bank, as well as a securities broker-dealer and an insurance agency, which is referred to herein as the “BBVAPR Acquisition.” On December 31, 2019, Oriental purchased from the BNS all outstanding common stock of Scotiabank de Puerto Rico (“SBPR”). Immediately following the closing of the Scotiabank Acquisition, Oriental merged SBPR with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. As part of this transaction, Oriental Bank also acquired the U.S. Virgin Islands banking operations of BNS through an acquisition of certain assets and an assumption of certain liabilities, and certain loans and assumed certain liabilities from BNS’s Puerto Rico branch. This transaction is referred to as the “Scotiabank PR & USVI Acquisition.” These acquired businesses have been integrated for financial reporting purposes.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of Coronavirus (Covid-19). The pandemic has significantly impacted economic conditions in P.R. and the U.S., creating significant uncertainties. After recent disruptions in economic conditions caused by Covid-19, Oriental offered several deferral programs for the payment of principal and interest for all of its loan portfolios for customers whose payments were not over 89 days past due at March 12, 2020. Refer to footnotes for further disclosure associated to this event.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of Oriental on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Operating results for the quarter and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes.

Significant Accounting Policies

Oriental’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Investment securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Oriental had no securities classified as held to maturity on June 30, 2020 or December 31, 2019. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses (those for which no allowance for credit losses are recorded) reported as a component of other comprehensive income, net of tax. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $2.2 million and $4.1 million on June 30, 2020 and December 31, 2019, respectively, reported in accrued interest receivable on the consolidated statement of financial condition.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Accrued interest receivable totaled $80.3 million and $32.7 million on June 30, 2020 and December 31, 2019, respectively, reported in accrued interest receivable on the consolidated statement of financial condition. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income through the life of the loan.

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

Purchased Credit Deteriorated (PCD) Loans: Oriental has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Oriental considered the following factors as indicators that an acquired loan had evidence of deterioration in credit quality: loans that were 90 days or more past due; loans that had an internal loan grade of substandard or worse - substandard loans have a well-defined weakness that jeopardizes collection of the loan; loans that were classified as nonaccrual by the acquired bank at the time of acquisition; and loans that had been previously modified in a troubled debt restructuring. As such, our PCD loans are recorded at the purchase price plus the allowance for credit losses expected at the time of acquisition or implementation of the standard. An allowance for credit losses is determined using an undiscounted cashflow methodology.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, for these loans the determination of nonaccrual or accrual status is made at the pool level, not the individual loan level. Upon adoption of CECL, the allowance for credit losses was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount which will be amortized interest income over the remaining life of the pool. On a quarterly basis, management will monitor the composition and behavior of the pools to assess the ability for cash flow estimation and timing. If based on the analysis performed, the pool is classified as non-accrual the accretion/amortization of the non-credit (discount) premium will cease. Changes to the allowance for credit losses after adoption are recorded through the provision expense.

Allowance for Credit Losses (“ACL”) – Loans: The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Re-evaluation of the ACL estimate in future periods in light of changes in composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed.

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

• Inclusion of qualitative adjustments to consider factors that have not been accounted for. For example, factors that Oriental considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Oriental has identified the following portfolio segments, commercial loans, mortgage loans, consumer loans, and auto loans and leases, and measures the allowance for credit losses using the methods described below for each.

Commercial Loans – The segmentation of commercial loans was established by business line, collateral type, and size, delinquency or risk rating/classification to assess the loans based on common risk characteristics. The segmentation aligns with Oriental’s current credit policies, and procedures for these portfolios. The estimate of lifetime expected credit losses on commercial loans is forecasted using models that estimate credit losses over the loan’s contractual life at an individual loan level. The models use the contractual terms to forecast future principal cash flows while also considering expected prepayments, considering that all our lines of credit are unconditionally cancellable. The loss forecasting model determines the probabilities of transition to different credit risk ratings or default at each point over the life of the asset based on the borrower’s current credit risk rating and business segment. Assumptions of expected loss are conditioned to the economic outlook and the model considers key economic variables such as unemployment rate, gross domestic product (U.S. projections), gross state product (P.R. projections), business bankruptcies and retail sales.

Loans that do not share risk characteristics are evaluated on an individual basis. Individual evaluations are typically performed for nonaccrual loans and modified loans classified as troubled debt restructurings. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate, as Oriental elected the collateral-dependent practical expedient. For loans evaluated individually that are not collateral dependent, a discounted cash flow method is used to determine the allowance for credit losses.

Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.

Mortgage Loans – This segment includes traditional mortgages, non-traditional mortgages, mortgages in the loss mitigation program, residential performing TDRs and residential non-performing TDRs. Since these are large groups of smaller balance homogeneous loans, these are collectively evaluated. To estimate the lifetime expected credit losses for mortgage loans, Oriental estimates the number of loans that will default over the life of the existing portfolio, after factoring in estimated prepayments, using quantitative modeling methodologies. The most significant attribute in estimating Oriental’s lifetime expected credit losses is the vintage. The estimates are based on Oriental’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on the unemployment rate and gross state product (P.R. projections) are key factors that impact the frequency and severity of loss estimates. Oriental expects to collect the amortized cost basis of government insured residential loans due to the nature of the government guarantee, so the quantitative ACL is zero for these loans.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consumer Loans – This portfolio consists of smaller retail loans such as unsecured personal loans, unsecured personal lines of credit, retail credit cards and overdrafts. Since these are large groups of smaller balance homogeneous loans, these are collectively evaluated. To estimate the lifetime expected credit losses for consumer loans, Oriental estimates the number of loans that will default over the life of the existing portfolio, using quantitative modeling methodologies. The estimates are based on the Oriental’s historical experience with the loan portfolios, adjusted to reflect the economic outlook. The outlook on the GDP and unemployment rate are key factors that impact the frequency and severity of loss estimates. Credit cards are revolving lines of credit without a defined maturity date. Oriental elected to apply the remaining life methodology for the credit cards and revolving line segments. The remaining life methodology takes a calculated loss rate and applies it to a pool of loans on a periodic basis, based on the remaining life expectation of that pool. Future draws on the credit card lines are excluded from the estimated lifetime expected credit losses as they are unconditionally cancellable.

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

Off-Balance Sheet Credit Exposures

In the ordinary course of business, Oriental enters into off-balance sheet instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when these are funded, or related fees are incurred or received. Oriental periodically evaluates the credit risks inherent in these commitments and establishes accruals for such risks if and when these are deemed necessary.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: Oriental also estimates the lifetime expected credit losses related to unfunded lending commitments such as letters of credit, financial guarantees, unfunded banker’s acceptances and binding loan commitments. Reserves are estimated for the unfunded exposure using the same factors as the funded exposure and are reported as reserves for unfunded lending commitments.

Other Financial Assets with Zero Expected Credit Losses

For certain financial assets, zero expected credit losses will be recognized where the expectation of nonpayment of the amortized cost basis is zero, based on there being no history of loss and the nature of the receivables.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Troubled Debt Restructurings

Oriental has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of Covid-19. The majority of Oriental’s Covid-19 related loan modifications have not been considered TDRs as:

they represent short-term or other insignificant modifications, whether under Oriental’s regular loan modification assessments or the Inter Agency Statement guidance; or Oriental has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under section 4013 of the CARES Act. To the extent that certain modifications do not meet any of the above criteria, Oriental accounts for them as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. These loans are not considered past due until after the deferral period is over and scheduled payments resume. Accrued interest on these Covid-19 modified loans is due when the deferral period ends. The credit quality of these loans will be re-evaluated after the deferral period ends. Nonaccrual loans are generally loans placed on a nonaccrual basis when they become 90 days past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan. Oriental's policy is to write-off all accrued interest on loans when they are placed on nonaccrual status. Interest income will continue to be recognized over the contractual life of the loan. For more information on Oriental's TDR accounting, see Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements of Oriental’s 2019 Annual Report on Form 10-K.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assets acquired and liabilities assumed as of December 31, 2019 were presented at their fair value. In many cases, the determination of these fair values required management to make estimates about discount rates, expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During the six-month period ended June 30, 2020, the Company recorded remeasurement adjustments to the preliminary estimated fair values of certain accrued interest receivable that have not been received and accounts receivables to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. As detailed in the table below, the adjustment occurred in accrued interest receivable, deferred tax asset, and other assets acquired. The adjustment resulted from the fair value determination of certain accrued interest receivable of loans accounted for under ASC 310-30 and from the receipt of funds from BNS for certain intercompany transactions.

	December 31, 2019			Measurement	Fair Value
		Fair Value		Period	as
	Book Value	Adjustments, net	Fair Value	Adjustments	Remeasured
	(In thousands)

Cash and cash equivalents	$492,512	$-	$492,512	$-	$492,512
Investments	576,319	(102)	576,217	-	576,217
Loans	2,237,337	(21,134)	2,216,203	-	2,216,203
Accrued interest receivable	7,722	(2,952)	4,770	5,540	10,310
Foreclosed real estate	8,636	(352)	8,284	-	8,284
Deferred tax asset, net	37,606	22,335	59,941	(2,078)	57,863
Premises and equipment	10,866	(1,068)	9,798	-	9,798
Servicing asset	40,258	206	40,464	-	40,464
Core deposit intangible	-	41,507	41,507	-	41,507
Customer relationship intangible	-	12,693	12,693	-	12,693
Other intangible	-	567	567	-	567
Operating lease right-of-use assets	15,452	4,011	19,463	-	19,463
Other assets	86,016	(6,507)	79,509	410	79,919
Total identifiable assets acquired	3,512,724	49,204	3,561,928	3,872	3,565,800

Deposits	3,028,066	(2,607)	3,025,459	-	3,025,459
Operating lease liability	16,317	2,091	18,408	-	18,408
Accrued expenses and other liabilities	87,309	-	87,309	-	87,309
Total liabilities assumed	3,131,692	(516)	3,131,176	-	3,131,176
Total identifiable net assets			$430,752	$3,872	$434,624
Bargain purchase gain			315	3,872	4,187
Total consideration			$430,437	$-	$430,437

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

The following table presents severance and employee charges, systems integrations charges, and other merger and restructuring charges, related to the Scotiabank PR & USVI Acquisition, for the quarter and six-month period ended June 30, 2020:

	Quarter ended June 30,	Six-Month period ended June 30,
	2020	2020
	(In thousands)	(In thousands)
Severance and employee-related charges	$(104)	$33
Systems integrations and related charges	3,056	3,142
Other	54	135
Total merger and restructuring charges	$3,006	$3,310

Restructuring Reserve

Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the merger and restructuring charges table.

The following table presents the changes in restructuring reserves for the quarter and six-month period ended June 30, 2020:

	Quarter ended June 30,	Six-Month period ended June 30,
	2020	2020
	(In thousands)	(In thousands)
Balance at the beginning of the period	$14,948	$17,491
Merger and restructuring charges	3,006	3,310
Cash payments	(1,566)	(4,413)
Balance at the end of the period	$16,388	$16,388

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

At June 30, 2020 and December 31, 2019, the Bank’s international banking entities, OIB and Oriental Overseas, a division of the Bank, held short-term highly liquid securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. In addition, as part of the Scotiabank PR & USVI acquisition on December 31, 2019, a certificate of deposit of $300 thousand was held for the international banking entity that was retained as part of the integration. As of June 30, 2020, the entity held a $325 thousand in short term high liquidity securities. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the "OCFI").

As part of regulatory requirements for the administration of Individual Retirement Accounts (IRAs), Scotiabank maintained $100 thousand on a certificate of deposit that was registered as part of the integration on December 31, 2019. These matured and were not renewed.

Oriental has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both, June 30, 2020 and December 31, 2019, Oriental delivered as collateral cash amounting to approximately $1.1 million.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered June 30, 2020 was $408.7 million (December 31, 2019 - $289.3 million). At June 30, 2020 and December 31, 2019, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2020 and December 31, 2019, money market instruments included as part of cash and cash equivalents amounted to $10.0 million and $6.8 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$145,405	$4,412	$-	$149,817	1.97%
GNMA certificates	138,084	3,681	-	141,765	2.30%
CMOs issued by US government-sponsored agencies	47,498	1,114	-	48,612	1.97%
Total mortgage-backed securities	330,987	9,207	-	340,194	2.11%
Investment securities
US Treasury securities	196,358	982	-	197,340	1.63%
Obligations of US government-sponsored agencies	1,796	28	-	1,824	1.39%
Other debt securities	844	37	-	881	2.99%
Total investment securities	198,998	1,047	-	200,045	1.63%
Total securities available for sale	$529,985	$10,254	$-	$540,239	1.93%

	December 31, 2019
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$403,227	$846	$1,417	$402,656	2.00%
GNMA certificates	215,755	718	4	216,469	2.33%
CMOs issued by US government-sponsored agencies	55,235	16	490	54,761	1.97%
Total mortgage-backed securities	674,217	1,580	1,911	673,886	2.11%
Investment securities
US Treasury securities	397,183	-	-	397,183	1.60%
Obligations of US government-sponsored agencies	1,967	-	6	1,961	1.38%
Other debt securities	1,108	31	-	1,139	3.00%
Total investment securities	400,258	31	6	400,283	1.60%
Total securities available-for-sale	$1,074,475	$1,611	$1,917	$1,074,169	1.92%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of Oriental’s investment securities at June 30, 2020, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$905	$947
GNMA certificates	622	628
Total due from 1 to 5 years	1,527	1,575
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$39,142	$40,046
FNMA and FHLMC certificates	108,476	112,013
GNMA certificates	65,902	67,185
Total due after 5 to 10 years	213,520	219,244
Due after 10 years
FNMA and FHLMC certificates	$36,024	$36,857
GNMA certificates	71,560	73,952
CMOs issued by US government-sponsored agencies	8,356	8,566
Total due after 10 years	115,940	119,375
Total mortgage-backed securities	330,987	340,194
Investment securities
Due less than one year
US Treasury securities	$186,351	$187,026
Other debt securities	100	100
Total due in less than one year	186,451	187,126
Due from 1 to 5 years
Obligations of US government-sponsored agencies	$1,796	$1,824
US Treasury securities	10,007	10,314
Total due from 1 to 5 years	11,803	12,138
Due from 5 to 10 years
Other debt securities	744	781
Total due after 5 to 10 years	744	781
Total investment securities	198,998	200,045
Total	$529,985	$540,239

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the six-month period ended June 30, 2020, Oriental retained securitized GNMA pools totaling $31.1 million amortized cost, at a yield of 2.81% from its own originations, while during the six-month period ended on June 30, 2019 that amount totaled $25.7 million amortized cost, at a yield of 3.69%.

During the six-month period ended June 30, 2020, Oriental sold $316.3 million available-for-sale-mortgage-backed securities and recorded a net gain on sale of securities of $4.7 million. During the six-month period ended June 30, 2019 Oriental sold $349.7 million available-for-sale mortgage-backed securities and recognized a gain in the sale of $4.8 million.

	Six-Month Period Ended June 30, 2020
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$229,571	$227,213	$2,358	$-
GNMA certificates	91,413	89,043	2,370	-
Total	$320,984	$316,256	$4,728	$-

	Six-Month Period Ended June 30, 2019
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$213,376	$211,549	$1,827	$-
GNMA certificates	141,125	138,177	2,949	-
Total	$354,501	$349,726	$4,776	$-

At June 30, 2020, Oriental did not have investment securities in unrealized loss position. Effective January 1, 2020, Oriental adopted the new accounting standard for credit losses that requires evaluation of available-for-sale debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Significant Accounting Policies. At June 30, 2020, all securities held by Oriental are issued by U.S. government entities and agencies that have a zero credit loss assumption.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table show Oriental’s gross unrealized losses and fair value of investment securities available-for-sale at December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

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

The composition of the amortized cost basis of Oriental’s loan portfolio at June 30, 2020 was as follows:

	June 30, 2020
	Non-PCD	PCD	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$857,552	$270,555	$1,128,107
Other commercial and industrial	735,511	115,234	850,745
Commercial Paycheck Protection Program (PPP Loans)	278,059	-	278,059
US Loan Program	325,358	-	325,358
	2,196,480	385,789	2,582,269
Mortgage	874,292	1,541,902	2,416,194
Consumer
Personal loans	344,568	2,456	347,024
Credit lines	48,826	489	49,315
Credit cards	65,198	-	65,198
Overdraft	116	-	116
Auto	1,454,987	37,409	1,492,396
	1,913,695	40,354	1,954,049
	4,984,467	1,968,045	6,952,512
Allowance for credit losses	(151,531)	(81,170)	(232,701)
Total loans held for investment	4,832,936	1,886,875	6,719,811
Mortgage loans held for sale	19,432	-	19,432
Total loans, net	$4,852,368	$1,886,875	$6,739,243

At June 30, 2020, and December 31, 2019, Oriental had a carrying balance of $157.4 million and $134.0 million, respectively, in current status, in loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, as part of the institutional commercial loan segment. All loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and one loan to a public corporation acquired in the Scotiabank PR & USVI Acquisition. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below present the aging of the amortized cost of loans held for investment at June 30, 2020 and December 31, 2019, by class of loans. Mortgage loans past due include $75.1 million of delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	June 30, 2020
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$4,052	$1,446	$24,748	$30,246	$827,306	$857,552	$-
Other commercial and industrial	824	1,382	5,803	8,009	1,005,561	1,013,570	-
US Loan Program	-	-	-	-	325,358	325,358	-
	4,876	2,828	30,551	38,255	2,158,225	2,196,480	-
Mortgage	5,413	10,253	100,143	115,809	758,483	874,292	1,704
Consumer
Personal loans	7,829	3,316	1,350	12,495	332,073	344,568	-
Credit lines	1,480	994	818	3,292	45,534	48,826	-
Credit cards	1,256	3,374	2,372	7,002	58,196	65,198	-
Overdraft	-	-	-	-	116	116	-
Auto	51,255	38,570	10,200	100,025	1,354,962	1,454,987	-
	61,820	46,254	14,740	122,814	1,790,881	1,913,695	-
Total loans	$72,109	$59,335	$145,434	$276,878	$4,707,589	$4,984,467	$1,704

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$994	$946	$17,495	$19,435	$847,271	$866,706	$-
Other commercial and industrial	7,584	371	2,716	10,671	712,855	723,526	-
US Loan Program	-	-	-	-	272,595	272,595	-
	8,578	1,317	20,211	30,106	1,832,721	1,862,827	-
Mortgage	9,285	13,105	94,109	116,499	783,096	899,595	2,418
Consumer
Personal loans	4,978	2,123	1,579	8,680	358,477	367,157	-
Credit lines	533	20	221	774	51,840	52,614	-
Credit cards	1,438	417	896	2,751	72,451	75,202	-
Overdraft	51	-	-	51	165	216	-
Auto	72,336	31,412	14,270	118,018	1,350,864	1,468,882	-
	79,336	33,972	16,966	130,274	1,833,797	1,964,071	-
Total loans	$97,199	$48,394	$131,286	$276,879	$4,449,614	$4,726,493	$2,418

Before the CECL implementation, certain acquired loans were accounted for by Oriental in accordance with ASC 310-30.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table describes the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarter and six-month period ended June 30, 2019:

	Quarter Ended June 30, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$226,907	$37,379	$180	$427	$264,893
Accretion	(6,115)	(2,488)	(139)	(190)	(8,932)
Change in expected cash flows	-	1,375	8	190	1,573
Transfer from (to) non-accretable discount	(3,243)	(1,628)	(6)	(139)	(5,016)
Balance at end of period	$217,549	$34,638	$43	$288	$252,518

Non-Accretable Discount Activity:
Balance at beginning of period	$290,100	$9,911	$24,056	$18,835	$342,902
Change in actual and expected losses	(1,085)	(635)	21	(164)	(1,863)
Transfer (to) from accretable yield	3,243	1,628	6	139	5,016
Balance at end of period	$292,258	$10,904	$24,083	$18,810	$346,055

	Six-Month Period Ended June 30, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$232,199	$36,508	$243	$560	$269,510
Accretion	(12,465)	(5,144)	(355)	(488)	(18,452)
Change in expected cash flows	-	4,640	11	488	5,139
Transfer from (to) non-accretable discount	(2,185)	(1,366)	144	(272)	(3,679)
Balance at end of period	$217,549	$34,638	$43	$288	$252,518

Non-Accretable Discount Activity:
Balance at beginning of period	$291,887	$10,346	$24,245	$18,945	$345,423
Change in actual and expected losses	(1,814)	(808)	(18)	(407)	(3,047)
Transfer (to) from accretable yield	2,185	1,366	(144)	272	3,679
Balance at end of period	$292,258	$10,904	$24,083	$18,810	$346,055

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table describes the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarter and six-month period ended June 30, 2019:

	Quarter Ended June 30, 2019
	Mortgage	Commercial	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$37,022	$2,260	-	$-	$39,282
Accretion	(1,280)	(1,199)	(3)	(17)	(2,499)
Change in expected cash flows	30	910	(10)	31	961
Transfer from (to) non-accretable discount	766	(115)	13	(14)	650
Balance at end of period	$36,538	$1,856	$-	$-	$38,394

Non-Accretable Discount Activity:
Balance at beginning of period	$2,426	$-	$-	$116	$2,542
Change in actual and expected losses	21	159	13	(12)	181
Transfer (to) from accretable yield	(766)	(159)	(13)	14	(924)
Balance at end of period	$1,681	$-	$-	$118	$1,799

	Six-Month Period Ended June 30, 2019
	Mortgage	Commercial	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$38,389	$3,310	-	$-	$41,699
Accretion	(2,631)	(2,364)	(15)	(63)	(5,073)
Change in expected cash flows	(393)	866	(41)	118	550
Transfer from (to) non-accretable discount	1,173	44	56	(55)	1,218
Balance at end of period	$36,538	$1,856	$-	$-	$38,394

Non-Accretable Discount Activity:
Balance at beginning of period	$2,826	$-	$-	$133	$2,959
Change in actual and expected losses	28	44	56	(70)	58
Transfer (to) from accretable yield	(1,173)	(44)	(56)	55	(1,218)
Balance at end of period	$1,681	$-	$-	$118	$1,799

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status as of June 30, 2020:

	June 30, 2020
	Nonaccrual with	Nonaccrual with no
	Allowance	Allowance
	for Credit Loss	for Credit Loss
	(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$11,092	$26,850
Other commercial and industrial	3,056	3,191
	14,148	30,041
Mortgage	18,142	8,739
Consumer
Personal loans	1,167	570
Personal lines of credit	823	-
Credit cards	2,373	-
Auto and leasing	10,540	-
	14,903	570
Total non-accrual loans	$47,193	$39,350

PCD:
Commercial
Commercial secured by real estate	$12,188	$3,077
Other commercial and industrial	65,797	-
	77,985	3,077
Mortgage	1,375	-
Consumer
Personal loans	12	-
	12	-
Total non-accrual loans	$79,372	$3,077

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the recorded investment in loans in non-accrual status by class of loans as of December 31, 2019:

December 31,
2019
(In thousands)
Commercial
Commercial secured by real estate	$32,720
Other commercial and industrial	9,886
42,606
Mortgage	18,735
Consumer
Personal loans	4,164
Personal lines of credit	227
Credit cards	896
Auto and leasing	14,295
19,582
Total non-accrual loans	$80,923

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans.

At June 30, 2020 and December 31, 2019, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $105.3 million and $103.7 million, respectively, as they were performing under their new terms.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the quarters and six-month periods ended June 30, 2020 and 2019.

	Quarter Ended June 30, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Consumer	1	21	5.99%	60	20	6.50%	72

	Six-Month Period Ended June 30, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	26	$3,093	5.14%	359	$3,046	4.29%	360
Commercial	1	281	8.00%	105	281	6.00%	240
Consumer	16	220	12.95%	67	225	10.63%	81

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	50	$7,000	6.14%	388	$6,345	5.45%	341
Commercial	1	1,157	7.00%	55	1,157	5.75%	86
Consumer	70	1,052	15.57%	69	1,082	11.56%	74
Auto	13	193	7.58%	70	200	9.18%	46

	Six-Month Period Ended June 30, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	88	11,494	5.90%	388	$10,586	5.11%	346
Commercial	2	1,164	7.03%	55	1,164	5.78%	86
Consumer	141	2,015	15.39%	67	2,049	1.70%	74
Auto	13	193	7.58%	70	200	9.18%	46

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended June 30, 2020 and 2019:

	Twelve-month Period Ended June 30,
	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	17	$2,267	22	$2,830
Commercial	-	$-	3	$1,935
Consumer	90	$1,231	66	$928
Auto	3	$32	1	$27

Oriental offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the quarters and six-month periods ended June 30, 2020 and 2019.

TDRs disclosed above were not related to COVID-19 modifications. As discussed in Note 1 to these financial statements, Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 and at the time of modification program implementation, respectively, and meets other applicable criteria. Oriental executed loan deferrals on outstanding balances of approximately $2.1 billion resulting from the COVID-19 pandemic that were not classified as a TDR at June 30, 2020.

Collateral-dependent Loans

The table below present the amortized cost of collateral-dependent loans held for investment at June 30, 2020, by class of loans.

	June 30, 2020
	Real Estate	Equipment	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$29,656	$-	$29,656
Other commercial and industrial	3,108	-	3,108
Total loans	$32,764	$-	$32,764

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2020 and based on the most recent analysis performed, the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans						Revolving
	Amortized Cost Basis by Origination Year						Loans
							Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$28,681	$128,098	$123,096	$89,243	$61,494	$266,311	$57,162	$754,085
Special Mention	10,218	3,065	2,109	17,481	115	22,188	1,539	56,715
Substandard	-	338	893	8,644	609	27,376	8,859	46,719
Doubtful	-	-	-	-	-	-	33	33
Loss	-	-	-	-	-	-	-	-
Total commercial secured by real estate	38,899	131,501	126,098	115,368	62,218	315,875	67,593	857,552
Other commercial and industrial:
Loan grade:
Pass	288,156	104,225	100,426	16,379	9,764	81,412	397,183	997,545
Special Mention	-	59	-	-	6	5,726	3,286	9,077
Substandard	-	811	32	219	2,952	106	2,756	6,876
Doubtful	-	-	-	-	-	-	72	72
Loss	-	-	-	-	-	-	-	-
Total other commercial and industrial:	288,156	105,095	100,458	16,598	12,722	87,244	403,297	1,013,570
US Loan Program:
Loan grade:
Pass	47,733	67,272	118,108	7,211	-	-	44,478	284,802
Special Mention	-	-	35,973	-	-	-	1,250	37,223
Substandard	-	-	-	-	-	-	3,333	3,333
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total US loan program:	47,733	67,272	154,081	7,211	-	-	49,061	325,358
Total commercial loans	$374,788	$303,868	$380,637	$139,177	$74,940	$403,119	$519,951	$2,196,480

At June 30, 2020, the balance of revolving loans converted to term loans was $25.0 million.

Oriental considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, Oriental also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans based on payment activity:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

								Revolving Loans
	Term Loans						Revolving	Converted to
	Amortized Cost Basis by Origination Year						Loans	Term Loans
							Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
	(In thousands)
Mortgage:
Payment performance:
Performing	$704	$22,423	$34,414	$36,355	$42,626	$707,282	$-	$-	$843,804
Nonperforming	-	150	-	190	566	29,582	-	-	30,488
Total mortgage loans:	704	22,573	34,414	36,545	43,192	736,864	-	-	874,292
Consumer:
Personal loans:
Payment performance:
Performing	51,866	143,803	75,192	39,144	20,273	12,552	-	-	342,830
Nonperforming	184	336	472	124	116	506	-	-	1,738
Total personal loans	52,050	144,139	75,664	39,268	20,389	13,058	-	-	344,568
Credit lines:
Payment performance:
Performing	-	-	-	-	-	-	48,003	-	48,003
Nonperforming	-	-	-	-	-	-	823	-	823
Total credit lines	-	-	-	-	-	-	48,826	-	48,826
Credit cards:
Payment performance:
Performing	-	-	-	-	-	-	62,825	-	62,825
Nonperforming	-	-	-	-	-	-	2,373	-	2,373
Total credit cards	-	-	-	-	-	-	65,198	-	65,198
Overdrafts:
Payment performance:
Performing	-	-	-	-	-	-	116	-	116

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nonperforming	-	-	-	-	-	-	-	-	-
Total overdrafts	-	-	-	-	-	-	116	-	116
Total consumer loans	52,050	144,139	75,664	39,268	20,389	13,058	114,140	-	458,708
Total mortgage and consumer loans	$52,754	$166,712	$110,078	$75,813	$63,581	$749,922	$114,140	$-	$1,333,000

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental evaluates credit quality for auto loans and leases based on FICO score. The following table presents the amortized cost in auto loans and leases based on FICO score:

	Term Loans
	Amortized Cost Basis by Origination Year

	2020	2019	2018	2017	2016	Prior	Total
	(In thousands)
Auto:
FICO score:
1-660	41,285	151,696	131,984	78,483	44,457	41,277	489,182
661-699	22,439	94,226	61,715	31,054	17,607	16,402	243,443
700+	50,281	204,107	187,230	101,256	57,571	53,383	653,828
No FICO	9,851	37,871	8,883	5,704	3,391	2,834	68,534
Total auto:	$123,856	$487,900	$389,812	$216,497	$123,026	$113,896	$1,454,987

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

As of December 31, 2019, and based on the most recent analysis performed, the loan grading of gross originated loans and acquired loans accounted for under ASC 310-20 subject to loan grade by class of loans was as follows:

	December 31, 2019
	Loan Grades

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial
Commercial secured by real estate	$866,706	$762,443	$55,870	$48,357	$36	$-
Other commercial and industrial	723,526	706,831	6,634	9,960	101	-
US Loan Program	272,595	262,745	9,850	-	-	-
Total Commercial	$1,862,827	$1,732,019	$72,354	$58,317	$137	$-

	December 31, 2019
	Loan Grades

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss

Retail
Mortgage	$899,595	$805,486	$-	$94,109	$-	$-
Consumer:
Personal loans	367,157	365,579	-	1,578	-	-
Personal lines of credit	52,614	52,393	-	221	-	-
Credit cards	75,202	74,306	-	896	-	-
Overdrafts	216	165	-	51	-	-
Auto	1,468,882	1,454,612	-	14,270	-	-
Total consumer loans	1,964,071	1,947,055	-	17,016	-	-
Total retail loans	$2,863,666	$2,752,541	$-	$111,125	$-	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of January 1, 2020, Oriental used a probability weighted scenario approach as it is expected that Puerto Rico’s economic forecast should be close to an average between the baseline, which represents the middle of all projections, and a moderate recession, which places itself in the downside alternative. During the quarter ended March 31, 2020, there was a significant change in the economic outlook impacting the allowance for credit losses, with key economic factors such as the unemployment rate and gross domestic product projected to deteriorate sharply in the second quarter of 2020 driven by the impact of COVID-19. In response to these changes, Oriental reassessed the selection and probability weightings as well as analyzed various scenarios with immediate deterioration in economic variables followed by different recovery assumptions as part of the process for setting the allowance for credit loss reserve. Based on these analyses, Oriental is now effectively fully weighted to a moderate recessionary economic environment within our forecast period. In addition, the allowance for credit losses at June 30, 2020 included additional qualitative reserves for certain segments that Oriental views as higher risk that may not be fully recognized through its quantitative models such as commercial loans concentrated in certain industries. As a result of these developments, Oriental increased the provision for credit losses in the six-month period ended June 30, 2020 by $39.1 million. There are still many unknowns including the duration of the impact of COVID-19 on the economy and the results of the government fiscal and monetary actions along with recently implemented payment deferral programs.

Loans acquired in the Scotiabank PR & USVI Acquisition were recognized at fair value as of December 31, 2019, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at acquisition date.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the activity in our allowance for credit losses by segment for the periods indicated:

	Quarter Ended June 30, 2020
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$49,196	$19,694	$27,763	$53,308	$149,961
Provision for credit losses	(6,319)	455	7,935	13,156	15,227
Charge-offs	(497)	(185)	(4,187)	(13,300)	(18,169)
Recoveries	631	9	443	3,405	4,488
Balance at end of period	$43,011	$19,973	$31,954	$56,569	$151,507
PCD:
Balance at beginning of period	$48,836	$30,603	$177	$1,178	$80,794
Provision for credit losses	177	1,915	(8)	385	2,469
Charge-offs	(386)	(2,178)	(30)	(600)	(3,194)
Recoveries	286	580	30	229	1,125
Balance at end of period	$48,913	$30,920	$169	$1,192	$81,194
Total allowance for credit losses at end of period	$91,924	$50,893	$32,123	$57,761	$232,701

	Six-Month Period Ended June 30, 2020
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$25,993	$8,727	$18,446	$31,878	$85,044
Impact of ASC 326 adoption	3,562	10,980	8,418	16,238	39,198
Provision for credit losses	15,571	611	14,205	27,190	57,577
Charge-offs	(4,268)	(603)	(10,202)	(26,353)	(41,426)
Recoveries	2,153	258	1,087	7,616	11,114
Balance at end of period	$43,011	$19,973	$31,954	$56,569	$151,507
PCD:
Balance at beginning of period	$8,893	$21,655	$-	$947	$31,495
Impact of ASC 326 adoption	42,143	7,830	181	368	50,522
Provision for credit losses	(41)	8,054	356	280	8,649
Charge-offs	(2,743)	(7,321)	(461)	(975)	(11,500)
Recoveries	661	702	93	572	2,028
Balance at end of period	$48,913	$30,920	$169	$1,192	$81,194
Total allowance for credit losses at end of period	$91,924	$50,893	$32,123	$57,761	$232,701

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses, excluding loans accounted for under ASC 310-30:
Balance at beginning of period	$16,689	$32,186	$17,954	$29,174	$96,003
Provision (recapture) for credit losses	(1,040)	(874)	4,361	6,169	8,616
Charge-offs	(604)	(2,226)	(5,272)	(10,728)	(18,830)
Recoveries	316	179	405	4,948	5,848
Balance at end of period	$15,361	$29,265	$17,448	$29,563	$91,637
Allowance for loan and lease losses for acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$33,011	$29,975	$-	$3,499	$66,485
Provision (recapture) for credit losses	9,892	(803)	-	-	9,089
Allowance de-recognition	(482)	(3,724)	-	(363)	(4,569)
Balance at end of period	$42,421	$25,448	$-	$3,136	$71,005
Total allowance for loan and lease losses at end of period	$57,782	$54,713	$17,448	$32,699	$162,642

	Six-Month Period Ended June 30, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses, excluding loans accounted for under ASC 310-30:
Balance at beginning of period	$19,783	$30,348	$17,476	$29,643	$97,250
Provision (recapture) for credit losses	(3,834)	1,901	9,095	13,086	20,248
Charge-offs	(1,191)	(3,312)	(9,831)	(22,185)	(36,519)
Recoveries	603	328	708	9,019	10,658
Balance at end of period	$15,361	$29,265	$17,448	$29,563	$91,637
Allowance for loan and lease losses for acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$30,607	$30,226	$4	$6,144	$66,981
Provision (recapture) for credit losses	12,423	(403)	-	(2,314)	9,706
Allowance de-recognition	(609)	(4,375)	(4)	(694)	(5,682)
Balance at end of period	$42,421	$25,448	$-	$3,136	$71,005
Total allowance for loan and lease losses at end of period	$57,782	$54,713	$17,448	$32,699	$162,642

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses, excluding loans accounted for under ASC 310-30:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,874	$8,217	$-	$-	$15,091
Collectively evaluated for impairment	1,853	17,776	18,446	31,878	69,953
Total ending allowance balance	$8,727	$25,993	$18,446	$31,878	$85,044
Loans:
Individually evaluated for impairment	$71,196	$61,128	$-	$-	$132,324
Collectively evaluated for impairment	506,220	1,608,507	382,432	1,277,867	3,775,026
Total ending loan balance	$577,416	$1,669,635	$382,432	$1,277,867	$3,907,350

NOTE 7 — FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters and six-month periods ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Balance at beginning of period	$27,292	$30,865	$29,909	$33,768
Decline in value	(473)	(1,421)	(1,023)	(3,321)
Additions	47	4,340	1,946	8,294
Sales	(2,074)	(4,275)	(6,040)	(9,232)
Balance at end of period	$24,792	$29,509	$24,792	$29,509

NOTE 8 - SERVICING ASSETS

Oriental periodically sells or securitizes mortgage loans while retaining the obligation to perform the servicing of such loans. In addition, Oriental may purchase or assume the right to service mortgage loans originated by others. Whenever Oriental undertakes an obligation to service a loan, management assesses whether a servicing asset and/or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate Oriental for servicing the loans and leases. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate Oriental for its expected cost. On December 31, 2019, Oriental completed the Scotiabank PR & USVI Acquisition, increasing its servicing assets by $40.1 million.

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, Oriental measures servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statements of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. The impact of COVID-19 has been considered in the fair value for the quarter and six-month period ended June 30, 2020.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

At June 30, 2020, the servicing asset amounted to $47.9 million ($50.8 million — December 31, 2019) related to mortgage servicing rights.

The following table presents the changes in servicing rights measured using the fair value method for the quarters and six-month periods ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Fair value at beginning of period	$49,287	$10,623	$50,779	$10,716
Servicing from mortgage securitizations or asset transfers	124	206	580	508
Changes due to payments on loans	(678)	(250)	(1,445)	(451)
Changes in fair value due to changes in valuation model inputs or assumptions	(807)	(445)	(1,988)	(639)
Fair value at end of period	$47,926	$10,134	$47,926	$10,134

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the six-month periods ended June 30, 2020 and 2019:

	Six-Month Period Ended June 30,
	2020	2019
Constant prepayment rate	5.61% - 20.80%	4.72% - 9.49%
Discount rate	10.00% - 15.50%	10.00% - 12.00%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

June 30, 2020
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$47,926
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,096)
Decrease in fair value due to 20% adverse change	$(2,151)
Discount rate
Decrease in fair value due to 10% adverse change	$(1,908)
Decrease in fair value due to 20% adverse change	$(3,686)

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarters ended June 30, 2020 and 2019 totaled $4.2 million and $1.1 million, respectively. Servicing fees on mortgage loans for the six-month periods ended June 30, 2020 and 2019 totaled $8.9 million and $2.1 million, respectively.

NOTE 9 — DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(In thousands)
Derivative assets:
Interest rate caps	$2	$6
	$2	$6
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$2,076	$907
Interest rate caps	2	6
	$2,078	$913

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

The following table shows a summary of these swaps and their terms at June 30, 2020:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$31,117	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$31,117

Accumulated unrealized losses of $2.1 million and $907 thousand were recognized in accumulated other comprehensive income related to the valuation of these swaps at June 30, 2020 and December 31, 2019, respectively, and the related liability is being reflected in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of June 30, 2020 and December 31, 2019, the outstanding total notional amount of interest rate caps was $41.0 million and $41.5 million, respectively. At June 30, 2020 and December 31, 2019, the interest rate caps sold to clients represented a liability of $2 thousand and $6 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At June 30, 2020 and December 31, 2019, the interest rate caps purchased as mirror-images represented an asset of $2 thousand and $6 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 10 — CORE DEPOSIT, CUSTOMER RELATIONSHIP AND OTHER INTANGIBLES

Core deposit, customer relationship and other intangibles at June 30, 2020 and December 31, 2019 consists of the following:

	June 30,	December 31
	2020	2019
	(In thousands)
Core deposit intangibles	$39,060	$43,185
Customer relationship intangibles	11,921	13,213
Other intangibles	425	567
	$51,406	$56,965

In connection with the FDIC-assisted acquisition, the BBVAPR Acquisition and the Scotiabank PR & USVI Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At June 30, 2020, this core deposit intangible amounted to $39.1 million. At December 31, 2019, core deposit intangible amounted to $43.2 million, including $41.5 from the Scotiabank PR & USVI Acquisition. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of a securities broker-dealer and insurance agency in the BBVAPR Acquisition and an insurance agency in the Scotiabank PR & USVI Acquisitions. At June 30, 2020 this customer relationship intangible amounted to $11.9 million. At December 31, 2019 customer relationship intangible amounted to $13.2 million, including $12.7 million from the Scotiabank PR & USVI Acquisition. Oriental also recorded other intangibles from the Scotiabank PR & USVI Acquisition which amounted to $425 thousand and $567 thousand at June 30, 2020 and December 31, 2019, respectively.

NOTE 11 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at June 30, 2020 and December 31, 2019 consists of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
Loans, excluding acquired loans	$80,330	$32,728
Investments	2,153	4,053
	$82,483	$36,781

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other assets at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
Prepaid expenses	$40,082	$52,558
Other repossessed assets	1,360	3,327
Tax credits	-	277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	84,845	78,600
	$127,370	$135,845

Prepaid expenses amounting to $40.1 million at June 30, 2020, include prepaid municipal, property and income taxes aggregating to $36.2 million. At December 31, 2019 prepaid expenses amounted to $52.6 million, including prepaid municipal, property and income taxes aggregating to $45.3 million, from which $31.9 million corresponded to the Scotiabank PR & USVI Acquisition.

Other repossessed assets totaled $1.4 million and $3.3 million at June 30, 2020 and December 31, 2019, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

NOTE 12— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
Non-interest bearing demand deposits	$2,216,306	$1,675,315
Interest-bearing savings and demand deposits	4,132,228	3,718,846
Retail certificates of deposit	1,705,236	1,781,237
Institutional certificates of deposit	269,990	279,714
Total core deposits	8,323,760	7,455,112
Brokered deposits	218,166	243,498
Total deposits	$8,541,926	$7,698,610

Brokered deposits include $179.1 million in certificates of deposits and $39.1 million in money market accounts at June 30, 2020, and $222.1 million in certificates of deposits and $21.4 million in money market accounts at December 31, 2019.

The weighted average interest rate of Oriental’s deposits was 0.82% and 0.86%, respectively, at June 30, 2020 and December 31, 2019. Interest expense for the quarters and six-month periods ended June 30, 2020 and 2019 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Demand and savings deposits	$6,224	$3,948	$13,208	$7,359
Certificates of deposit	9,221	6,043	18,857	11,681
	$15,445	$9,991	$32,065	$19,040

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2020 and December 31, 2019, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $672.9 million and $692.1 million, respectively.

At June 30, 2020 and December 31, 2019, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $275.3 million and $278.7 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $314.2 million and $320.8 million at June 30, 2020 and December 31, 2019, respectively.

Excluding accrued interest of approximately $10.8 million and $11.7 million, the scheduled maturities of certificates of deposit at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Within one year:
Three (3) months or less	$348,687	$314,796
Over 3 months through 1 year	1,036,210	881,183
	1,384,897	1,195,979
Over 1 through 2 years	421,764	732,421
Over 2 through 3 years	184,688	175,032
Over 3 through 4 years	79,867	89,148
Over 4 through 5 years	72,346	78,706
	$2,143,562	$2,271,286

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $798 thousand and $1.0 million as of June 30, 2020 and December 31, 2019, respectively.

NOTE 13— BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At June 30, 2020, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

At June 30, 2020, Oriental did not have repurchase agreements outstanding because $140 million matured and were not renewed, and $50 million were terminated early during the six-month period ended June 30, 2020.

The following table shows Oriental’s repurchase agreements, excluding accrued interest in the amount of $274 thousand at December 31, 2019:

December 31,
2019
(In thousands)
Short-term fixed-rate repurchase agreements, interest ranging from 1.85% to 2.70% (December 31, 2019)	$140,000
Long-term fixed-rate repurchase agreements, interest ranging from 1.85% to 2.86% (December 31, 2019)	50,000
Total assets sold under agreements to repurchase	$190,000

Repurchase agreements’ maturities were as follows:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31,
2019
(In thousands)
Less than 90 days	$140,000
Over 90-days	50,000
Total	$190,000

The following securities were sold under agreements to repurchase:

	December 31, 2019
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$204,225	$190,000	$204,068	2.98%
Total	$204,225	$190,000	$204,068	2.98%

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2020 and December 31, 2019, these advances were secured by mortgage and commercial loans amounting to $1.243 billion and $1.060 billion, respectively. Also, at June 30, 2020 and December 31, 2019, Oriental had an additional borrowing capacity with the FHLB-NY of $859 million and $983 million, respectively. At June 30, 2020 and December 31, 2019, the weighted average remaining maturity of FHLB’s advances was 21.4 months and 22.7 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of June 30, 2020.

The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $99 thousand and $160 thousand at June 30, 2020 and December 31, 2019, respectively:

	June 30,	December 31
	2020	2019
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 0.44% (December 31, 2019 - 1.85% to 2.59%)	$31,119	$40,472
Long-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.92% to 3.24% (December 31, 2019 - 2.92% to 3.24% )	36,300	37,377
	$67,419	$77,849

Advances from FHLB mature as follows:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30,	December 31,
	2020	2019
	(In thousands)
Under 90 days	$31,119	$31,955
Over one to three years	11,593	8,517
Over three to five years	20,410	33,018
Over five years	4,297	4,359
	$67,419	$77,849

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at June 30, 2020 and December 31, 2019.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at June 30, 2020 and December 31, 2019:

June 30, 2020
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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$2,078	$-	$2,078	$-	$-	$2,078
Total	$2,078	$-	$2,078	$-	$-	$2,078

December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$913	$-	$913	$-	-	$913
Securities sold under agreements to repurchase	190,000	-	190,000	204,068	-	(14,068)
Total	$190,913	$-	$190,913	$204,068	$-	$(13,155)

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

Oriental also has operations in the United States mainland through its wholly owned subsidiary, OPC, a retirement plan administrator based in Florida. In October 2017, Oriental expanded its operations in the United States through the Bank’s wholly owned subsidiary, OFG USA. In addition, on December 31, 2019, Oriental established a new branch in USVI acquired as a result of the Scotiabank PR & USVI Acquisition. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branch is subject to the federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OPC is subject to Florida state taxes and OFG USA is subject to North Carolina state taxes.

At June 30, 2020 and December 31, 2019, Oriental’s net deferred tax asset amounted to $186.7 million and $176.7 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is mainly dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset is deductible, management believes it is more likely than not that Oriental will realize the deferred tax asset, net of the existing valuation allowances recorded at June 30, 2020 and December 31, 2019. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

Oriental maintained an effective tax rate lower than statutory rate for the six-month periods ended June 30, 2020 and 2019 of 24.2% and 32.1%, respectively. The estimated annual effective tax rate was 24.7%; however, the current effective tax rate was 24.2% due to a discrete tax windfall on stock awards, compared to 32.1% the change of which reflected a higher proportion of exempt income and income taxed at preferential tax rates. In addition, on June 30, 2020, Oriental Financial Services (a wholly owned subsidiary of OFG) made the election to be taxed as a partnership effective on January 1, 2019. As a result of this change in tax status, a valuation allowance of $1.3 million was recorded on certain deferred tax assets.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At June 30, 2020 and December 31, 2019, unrecognized tax benefits amounted to $1.2 million and $2.7 million, respectively. This decrease is related to new information that resulted in the reassessment of unrecognized tax benefits. Oriental had accrued $21 thousand at June 30, 2020 (December 31, 2019 - $51 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

Income tax expense for the quarters ended June 30, 2020 and 2019, was $7.2 million and $10.9 million, respectively. Income tax expense for the six-month periods ended June 30, 2020 and 2019, was $7.5 million and $22.5 million, respectively.

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

Pursuant to the Dodd-Frank Act, federal banking regulators adopted capital rules based on the framework of the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), which became effective January 1, 2015 for OFG Bancorp and the Bank (subject to certain phase-in periods through January 1, 2019) and that replaced their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules. Among other matters, the Basel III capital rules: (i) introduce a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to prior regulations. The Basel III capital rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2019, the federal banking agencies adopted a final rule, pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996, that simplifies for non-advanced approaches banking organizations. It simplifies the regulatory capital treatment for mortgage servicing assets (MSA) and certain deferred tax assets arising from temporary differences (temporary difference DTAs). It increases CET1 capital threshold deductions from 10 percent to 25 percent and removes the aggregate 15 percent CET1 threshold deduction. However, it retains the 250 percent risk weight applicable to non-deducted amounts of MSAs and temporary difference DTAs. In November 2019, the agencies jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020 or wait until the quarter beginning April 1, 2020. Oriental elected to early implement the simplifications to the capital rule on January 1, 2020. The simplification rule increased the capital ratios.

On January 1, 2020, Oriental adopted CECL with the initial implementation adjustment to Non-PCD loans and off-balance sheet instruments against retained earnings. On March 27, 2020, in response to the COVID-19 pandemic, U.S. banking regulators issued an interim final rule that Oriental adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). During the two-year delay, Oriental will add back to CET1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period. For more information, see Note 1 – Significant Accounting Policies.

As of June 30, 2020 and December 31, 2019, OFG Bancorp and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2020 and December 31, 2019, OFG Bancorp and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of June 30, 2020 and December 31, 2019 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of June 30, 2020
Total capital to risk-weighted assets	$1,040,987	14.96%	$556,632	8.00%	$695,791	10.00%
Tier 1 capital to risk-weighted assets	$953,769	13.71%	$417,474	6.00%	$556,632	8.00%
Common equity tier 1 capital to risk-weighted assets	$836,899	12.03%	$313,106	4.50%	$452,264	6.50%
Tier 1 capital to average total assets	$953,769	10.16%	$375,475	4.00%	$469,344	5.00%
As of December 31, 2019
Total capital to risk-weighted assets	$937,962	13.91%	$539,268	8.00%	$674,085	10.00%
Tier 1 capital to risk-weighted assets	$852,311	12.64%	$404,451	6.00%	$539,268	8.00%
Common equity tier 1 capital to risk-weighted assets	$735,441	10.91%	$303,338	4.50%	$438,155	6.50%
Tier 1 capital to average total assets	$852,311	9.24%	$369,151	4.00%	$461,438	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2020
Total capital to risk-weighted assets	$998,432	14.41%	$554,439	8.00%	$693,049	10.00%
Tier 1 capital to risk-weighted assets	$911,553	13.15%	$415,829	6.00%	$554,439	8.00%
Common equity tier 1 capital to risk-weighted assets	$911,553	13.15%	$311,872	4.50%	$450,482	6.50%
Tier 1 capital to average total assets	$911,553	9.76%	$373,487	4.00%	$466,859	5.00%
As of December 31, 2019
Total capital to risk-weighted assets	$898,812	13.36%	$538,279	8.00%	$672,848	10.00%
Tier 1 capital to risk-weighted assets	$813,444	12.09%	$403,709	6.00%	$538,279	8.00%
Common equity tier 1 capital to risk-weighted assets	$813,444	12.09%	$302,782	4.50%	$437,351	6.50%
Tier 1 capital to average total assets	$813,444	8.85%	$367,537	4.00%	$459,421	5.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 – STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

At both June 30, 2020 and December 31, 2019, preferred and common stock paid-in capital amounted $92.0 million and $59.9 million, respectively.

Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both June 30, 2020 and December 31, 2019, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for common and preferred stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At June 30, 2020 and December 31, 2019, the Bank’s legal surplus amounted to $98.3 million and $95.8 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $5.5 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the six-month period ended June 30, 2020, Oriental purchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. During the six-month period ended June 30, 2019, Oriental did not repurchase any shares under the program.

At June 30, 2020 the number of shares that may yet be purchased under the $70 million program is estimated at 412,150, and was calculated by dividing the remaining balance of $5.5 million by $13.37 (closing price of Oriental's common stock at June 30, 2020). Oriental did not purchase any shares of its common stock during the six-month periods ended June 30, 2020, other than through its publicly announced stock repurchase program.

The activity in connection with common shares held in treasury by Oriental for the six-month periods ended June 30, 2020 and 2019 is set forth below:

	Six-Month Period Ended June 30,
	2020		2019
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	$8,486,278	$102,339	8,591,310	$103,633
Common shares used upon lapse of restricted stock units and options	(118,276)	(1,444)	(36,107)	(462)
Common shares repurchased as part of the stock repurchase program	175,000	2,226	-	-
End of period	$8,543,002	$103,121	8,555,203	$103,171

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of June 30, 2020 and December 31, 2019 consisted of:

	June 30,	December 31,
	2020	2019
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$10,254	$(306)
Income tax effect of unrealized loss on securities available-for-sale	(1,369)	(135)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	8,885	(441)
Unrealized (loss) gain on cash flow hedges	(2,076)	(907)
Income tax effect of unrealized (loss) gain on cash flow hedges	779	340
Net unrealized (loss) gain on cash flow hedges	(1,297)	(567)
Accumulated other comprehensive (loss), net of income taxes	$7,588	$(1,008)

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and six-months periods ended June 30, 2020 and 2019:

	Quarter Ended June 30,
	2020			2019
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$7,575	$(1,285)	$6,290	$(7,841)	$(206)	$(8,047)
Other comprehensive income (loss) before reclassifications	1,310	(517)	793	(10)	(952)	(962)
Amounts reclassified out of accumulated other comprehensive income (loss)	-	505	505	4,764	559	5,323
Other comprehensive income (loss)	1,310	(12)	1,298	4,754	(393)	4,361
Ending balance	$8,885	$(1,297)	$7,588	$(3,087)	$(599)	$(3,686)

	Six-Month Period Ended June 30,
	2020			2019
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(441)	$(567)	$(1,008)	$(10,972)	$9	$(10,963)
Transfer of securities held-to-maturity to available-for-sale	-	-	-	(12,041)	-	(12,041)
Other comprehensive income (loss) before reclassifications	4,598	(1,775)	2,823	15,178	(1,384)	13,794
Amounts reclassified out of accumulated other comprehensive (loss) income	4,728	1,045	5,773	4,748	776	5,524
Other comprehensive income (loss)	9,326	(730)	8,596	7,885	(608)	7,277
Ending balance	$8,885	$(1,297)	$7,588	$(3,087)	$(599)	$(3,686)

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and six-month periods ended June 30, 2020 and 2019:

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Quarter Ended June 30,
	2020	2019
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$505	$559	Net interest expense
Available-for-sale securities:
Gain on sale of investments	-	4,776	Net gain on sale of securities
Tax effect from changes in tax rates	-	(13)	Income tax expense
	$505	$5,322

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Six-Month Period Ended June 30,
	2020	2019
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,045	$776	Net interest expense
Available-for-sale securities:
Gain on sale of investments	4,728	4,776	Net gain on sale of securities
Tax effect from changes in tax rates	-	(29)	Income tax expense
	$5,773	$5,523

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2020 and 2019 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income	$21,787	$23,979	$23,588	$47,449
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,628)	(1,628)	(3,256)	(3,256)
Income available to common shareholders	$20,159	$22,351	$20,332	$44,193

Average common shares outstanding	51,336	51,330	51,370	51,317
Effect of dilutive securities:
Average potential common shares-options	134	350	214	335
Total weighted average common shares outstanding and equivalents	51,470	51,680	51,584	51,652
Earnings per common share - basic	$0.39	$0.44	$0.40	$0.86
Earnings per common share - diluted	$0.39	$0.43	$0.39	$0.86

For the quarter ended June 30, 2020, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 6,164. For the quarter ended June 30, 2019, Oriental did not have weighted-average stock options with an anti-dilutive effect on earnings per share. For the six-month periods ended June 30, 2020 and 2019, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 2,688 and 47,420, respectively.

NOTE 20 – GUARANTEES

At June 30, 2020 and December 31, 2019, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $19.0 million and $47.3 million, respectively.

Oriental has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At June 30, 2020, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $138.7 million. At December 31, 2019, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $147.4 million, from which $142.5 million were related to the Scotiabank PR & USVI Acquisition.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and six-month periods ended June 30, 2020 and 2019.

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance at beginning of period	$906	$214	$985	$346
Net (charge-offs/terminations) recoveries	(12)	11	(91)	(121)
Balance at end of period	$894	$225	$894	$225

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended June 30, 2020, Oriental repurchased $1 thousand in mortgage loans subject to credit recourse. During the quarter ended June 30, 2019, Oriental did not repurchase any mortgage loans subject to the credit recourse provision. During the six-month periods ended June 30, 2020, Oriental repurchased $480 thousand in mortgage loans subject to credit recourse. During the six-month periods ended June 30, 2019, Oriental did not repurchase any mortgage loans subject to the credit recourse provision. If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At June 30, 2020, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $894 thousand (December 31, 2019– $985 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended June 30, 2020, Oriental repurchased $225 thousand (June 30, 2019 – $8.1 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. During the six-month periods ended June 30, 2020, Oriental repurchased $8.6 million (June 30, 2019 – $10.0 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. At June 30, 2020 and December 31, 2019, Oriental had a $2.6 million and a $4.6 million liability, respectively, for the estimated credit losses related to these loans.

During the quarters ended June 30, 2020 and 2019, Oriental recognized $44 thousand and $48 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $117 thousand in gain and $25 thousand in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the six-month periods ended June 30, 2020 and 2019, Oriental recognized $58 thousand and $68 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $288 thousand and $42 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2020, Oriental serviced $4.3 billion (December 31, 2019 - $4.4 billion) in mortgage loans for third parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At June 30, 2020, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $3.9 million (December 31, 2019 - $3.6 million). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Commitments to extend credit	$846,873	$853,148
Commercial letters of credit	102	2,178

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

At June 30, 2020 and December 31, 2019, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2020 and December 31, 2019, is as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Standby letters of credit and financial guarantees	$18,964	$47,251
Loans sold with recourse	138,715	147,399

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On January 1, 2020, Oriental adopted CECL, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, Oriental recognized an increase in the off-balance sheet allowance of $0.2 million with the corresponding decrease in retained earnings. At June 30, 2020 and December 31, 2019, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit, stand by letters of credit and loans sold with recourse amounted to $1.4 million and $2.7 million, respectively, and is included in other liabilities in the statement of financial condition.

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

In accordance with applicable accounting guidance, Oriental establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, Oriental, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, Oriental will establish an accrued liability and record a corresponding amount of expense. At June 30, 2020 and December 31, 2019, this accrued liability amounted to $8.7 million and $6.8 million, respectively. Oriental continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Substantially all leases in which Oriental is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2032. Oriental’s leases do not contain residual value guarantees or material variable lease payments. All leases are classified as operating leases and are included on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. Oriental leases to others certain space in its principal offices for terms extending through 2023; all are operating leases.

Operating Lease Cost

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019	Statement of Operations Classification
	(In thousands)		(In thousands)
Lease costs	$3,550	$1,812	$6,888	$3,341	Occupancy and equipment
Variable lease costs	583	665	1,171	1,349	Occupancy and equipment
Short-term lease cost (benefit)	185	(133)	28	23	Occupancy and equipment
Lease income	(125)	(141)	(248)	(296)	Occupancy and equipment
Total lease cost	$4,193	$2,203	$7,839	$4,417

Operating Lease Assets and Liabilities

	June 30,	December 31,
	2020	2019	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$34,692	$39,112	Operating lease right-of-use assets
Lease Liabilities	$35,694	$39,840	Operating leases liabilities

June 30, 2020

(In thousands)
Weighted-average remaining lease term	6.3 years
Weighted-average discount rate	6.8%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2020 were as follows:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Minimum Rent
Year Ending December 31,	(In thousands)
2020	$5,210
2021	8,676
2022	7,312
2023	6,156
2024	4,105
Thereafter	13,356
Total lease payments	$44,815
Less imputed interest	9,121
Present value of lease liabilities	$35,694

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Investment securities

The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At June 30, 2020 and 2019, Oriental did not have investment securities classified as Level 3.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	June 30, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$197,340	$342,899	$-	$540,239
Trading securities	-	22	-	22
Money market investments	10,022	-	-	10,022
Derivative assets	-	2	-	2
Servicing assets	-	-	47,926	47,926
Derivative liabilities	-	(2,078)	-	(2,078)
	$207,362	$340,845	$47,926	$596,133
Non-recurring fair value measurements:
Collateral dependent loans	-	-	32,764	32,764
Foreclosed real estate	-	-	24,792	24,792
Other repossessed assets	-	-	1,360	1,360
	$-	$-	$58,916	$58,916

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$397,183	$676,986	$-	$1,074,169
Trading securities	-	37	-	37
Money market investments	6,775	-	-	6,775
Derivative assets	-	6	-	6
Servicing assets	-	-	50,779	50,779
Derivative liabilities	-	(913)	-	(913)
	$403,958	$676,116	$50,779	$1,130,853
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$61,128	$61,128
Foreclosed real estate	-	-	29,909	29,909
Other repossessed assets	-	-	3,327	3,327
	$-	$-	$94,364	$94,364

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2020 and 2019:

Level 3 Instruments Only
	Servicing Assets
	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance at beginning period	$49,287	$10,623	$50,779	$10,716
New instruments acquired	124	206	580	508
Principal repayments	(678)	(250)	(1,445)	(451)
Changes in fair value of servicing assets	(807)	(445)	(1,988)	(639)
Balance at end of period	$47,926	$10,134	$47,926	$10,134

There were no transfers into or out of level 3 and no changes in unrealized gains and losses from recurring level 3 fair value measurements held at June 30, 2020 and 2019 during the quarters and six-month periods then ended included in other comprehensive income. For more information on the qualitative information about level 3 fair value measurements, see Note 8 – Servicing Assets.

During the quarters and six-month periods ended June 30, 2020 and 2019, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at June 30, 2020:

	June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$47,926	Cash flow valuation	Constant prepayment rate	5.61% - 20.8%	6.52%
			Discount rate	10.00% - 15.50%	11.52%

Collateral dependent loans	$32,764	Fair value of property or collateral	Appraised value less disposition costs	11.20% - 44.20%	19.73%

Foreclosed real estate	$24,792	Fair value of property or collateral	Appraised value less disposition costs	11.20% - 42.20%	16.11%

Other repossessed assets	$1,360	Fair value of property or collateral	Estimated net realizable value less disposition costs	36.00% - 64.00%	52.0%

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of Oriental’s financial instruments at June 30, 2020 and December 31, 2019 is as follows:

	June 30,		December 31,
	2020		2019
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$1,898,987	$1,898,987	$851,307	$851,307
Restricted cash	$1,050	$1,050	$1,450	$1,450
Investment securities available-for-sale	$197,340	$197,340	$397,183	$397,183
Level 2
Financial Assets:
Trading securities	$22	$22	$37	$37
Investment securities available-for-sale	$342,899	$342,899	$676,986	$676,986
Federal Home Loan Bank (FHLB) stock	$8,366	$8,366	$13,048	$13,048
Other investments	$1,076	$1,076	$560	$560
Derivative assets	$2	$2	$6	$6
Financial Liabilities:
Derivative liabilities	$2,078	$2,078	$913	$913
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$6,414,762	$6,739,243	$5,894,745	$6,641,847
Accrued interest receivable	$82,483	$82,483	$36,781	$36,781
Servicing assets	$47,926	$47,926	$50,779	$50,779
Accounts receivable and other assets	$84,845	$84,845	$78,600	$78,600
Financial Liabilities:
Deposits	$8,498,899	$8,541,926	$7,679,685	$7,698,610
Securities sold under agreements to repurchase	$-	$-	$190,345	$190,274
Advances from FHLB	$70,670	$67,518	$79,620	$78,009
Other borrowings	$822	$822	$1,195	$1,195
Subordinated capital notes	$34,580	$36,083	$35,886	$36,083
Accrued expenses and other liabilities	$187,280	$187,280	$185,661	$185,661

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2020 and December 31, 2019:

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 24 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the quarters and six-month periods ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Banking service revenues:
Checking accounts fees	$1,971	$1,476	$4,631	$2,949
Savings accounts fees	397	141	838	297
Electronic banking fees	10,574	8,211	21,822	16,103
Credit life commissions	13	151	142	268
Branch service commissions	216	345	727	718
Servicing and other loan fees	299	320	809	636
International fees	141	129	297	266
Miscellaneous income	57	3	115	4
Total banking service revenues	13,668	10,776	29,381	21,241

Wealth management revenue:
Insurance income	2,412	1,648	4,821	2,929
Broker fees	1,467	1,966	3,382	3,723
Trust fees	2,276	2,808	5,029	5,412
Retirement plan and administration fees	211	247	420	487
Total wealth management revenue	6,366	6,669	13,652	12,551

Mortgage banking activities:
Net servicing fees	2,676	615	5,366	1,559
Net gains on sale of mortgage loans and valuation	254	88	819	250
Other	142	(74)	121	26
Total mortgage banking activities	3,072	629	6,306	1,835
Total banking and financial service revenues	$23,106	$18,074	$49,339	$35,627

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other income as credit life commissions, servicing and other loan fees, international fees, and miscellaneous fees recognized as banking services revenue are out of the scope of ASC 606 – Revenue from Contracts with Customers.

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

Investment banking fees as compensation fees are out of the scope of ASC 606.

Mortgage Banking Activities

Mortgage banking activities as servicing fees, gain on sale of mortgage loans valuation and other are out of the scope of ASC 606.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2020 and 2019:

	Quarter Ended June 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$119,722	$14	$1,956	$121,692	$-	$121,692
Interest expense	(14,326)	-	(2,306)	(16,632)	-	(16,632)
Net interest income	105,396	14	(350)	105,060	-	105,060
Provision for loan and lease losses, net	(16,211)	-	(1,485)	(17,696)	-	(17,696)
Non-interest income	20,811	6,391	(50)	27,152	-	27,152
Non-interest expenses	(78,402)	(5,957)	(1,122)	(85,481)	-	(85,481)
Intersegment revenue	694	-	-	694	(694)	-
Intersegment expenses	-	(201)	(493)	(694)	694	-
Income before income taxes	$32,288	$247	$(3,500)	$29,035	$-	$29,035
Income tax expense	5,316	3,201	(1,269)	7,248	-	7,248
Net income	$26,972	$(2,954)	$(2,231)	$21,787	$-	$21,787
Total assets	$9,462,407	$30,214	$1,524,913	$11,017,534	$(1,084,815)	$9,932,719

	Six-Month Period Ended June 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$239,101	$32	$6,256	$245,389	$-	$245,389
Interest expense	(30,215)	-	(5,013)	(35,228)	-	(35,228)
Net interest income	208,886	32	1,243	210,161	-	210,161
Provision for loan and lease losses, net	(63,334)	-	(1,493)	(64,827)	-	(64,827)
Non-interest income	40,355	13,766	4,481	58,602	-	58,602
Non-interest expenses	(160,955)	(9,681)	(2,167)	(172,803)	-	(172,803)
Intersegment revenue	1,151	-	-	1,151	(1,151)	-
Intersegment expenses	-	(355)	(796)	(1,151)	1,151	-
Income before income taxes	$26,103	$3,762	$1,268	$31,133	$-	$31,133
Income tax expense	2,997	4,519	29	7,545	-	7,545
Net income	$23,106	$(757)	$1,239	$23,588	$-	$23,588
Total assets	$9,462,407	$30,214	$1,524,913	$11,017,534	$(1,084,815)	$9,932,719

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$84,475	$19	$9,761	$94,255	$-	$94,255
Interest expense	(9,187)	-	(3,983)	(13,170)	-	(13,170)
Net interest income	75,288	19	5,778	81,085	-	81,085
Provision for loan and lease losses, net	(17,675)	-	(30)	(17,705)	-	(17,705)
Non-interest income	11,330	6,834	4,784	22,948	-	22,948
Non-interest expenses	(46,346)	(3,898)	(1,208)	(51,452)	-	(51,452)
Intersegment revenue	587	-	-	587	(587)	-
Intersegment expenses	-	(165)	(422)	(587)	587	-
Income before income taxes	$23,184	$2,790	$8,902	$34,876	$-	$34,876
Income tax expense	9,042	1,088	767	10,897	-	10,897
Net income	$14,142	$1,702	$8,135	$23,979	$-	$23,979
Total assets	$5,951,860	$27,067	$1,532,053	$7,510,980	$(1,046,853)	$6,464,127

	Six-Month Period Ended June 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$167,991	$37	$20,937	$188,965	$-	$188,965
Interest expense	(17,823)	-	(8,268)	(26,091)	-	(26,091)
Net interest income	150,168	37	12,669	162,874	-	162,874
Provision for loan and lease losses, net	(29,882)	-	(72)	(29,954)	-	(29,954)
Non-interest income	22,986	12,818	4,800	40,604	-	40,604
Non-interest expenses	(92,829)	(8,225)	(2,550)	(103,604)	-	(103,604)
Intersegment revenue	1,141	-	-	1,141	(1,141)	-
Intersegment expenses	-	(339)	(802)	(1,141)	1,141	-
Income before income taxes	$51,584	$4,291	$14,045	$69,920	$-	$69,920
Income tax expense	19,344	1,609	1,518	22,471	-	22,471
Net income	$32,240	$2,682	$12,527	$47,449	$-	$47,449
Total assets	$5,951,860	$27,067	$1,532,053	$7,510,980	$(1,046,853)	$6,464,127

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of Oriental’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and Oriental’s consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and set forth in our Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

Other factors not identified above, including those described under the headings in our Annual Report on Form 10-K for the year ended December 31, 2019 may also cause actual results to differ materially from those described in our forward-looking statements.

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

RECENT DEVELOPMENTS

COVID-19 Pandemic 2020

In the first quarter of 2020, the World Health Organization declared the outbreak of Covid-19 a pandemic. The Covid-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of Covid-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and limitations on business activity, including closures. These measures are severely restricting global economic activity, disrupting global supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruptions in financial markets. To address the economic impact in the U.S., in March and April 2020, the President signed into law four economic stimulus packages to provide relief to businesses and individuals, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Among other measures, the CARES Act created funding for the Small Business Administration (SBA) Paycheck Protection Program (PPP), which provides loans to small businesses to keep their employees on payroll and make other eligible payments. The original funding for the PPP was fully allocated by mid-April 2020, with additional funding made available on April 24, 2020 under the Paycheck Protection Program and Health Care Enhancement Act. On April 9, 2020, the Board of Governors of the Federal Reserve System (Federal Reserve) provided additional funding sources for small and mid-sized businesses as well as for state and local governments as they work through cash flow stresses caused by the Covid-19 pandemic. Additionally, the Federal Reserve has taken other steps to provide fiscal and monetary stimuli, including reducing the federal funds rate and the interest rate on the Federal Reserve’s discount window, and implementing programs to promote liquidity in certain securities markets. The Federal Reserve, along with other U.S. banking regulators, has also issued interagency guidance to financial institutions that are working with borrowers affected by Covid-19. In March, governments in Puerto Rico and U.S. Virgin Islands (“USVI”) shut down non-essential businesses and imposed restrictions on individual’s activities. Puerto Rico-based claims for unemployment have risen considerably since March of 2020. The Puerto Rico and USVI "stay at home" directives excluded essential businesses, including banks, and Oriental remained open and fully operational as described below. These "stay at home" directives have, however, significantly reduced economic activity in the Puerto Rico and the USVI. The Puerto Rico government started easing restrictions in late May, but recent spikes in contagiousness have caused the government to increase restrictions again.

In response to the pandemic, Oriental has implemented protocols and processes to help protect our employees and clients. These measures included:

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

• Expanding health insurance and benefits for employees, including coverage of the Covid-19 tests and related telemedicine, opening insurance networks of laboratories, pharmacies and doctors to ease employee access, and providing safety kits to all employees for personal or family use.

• Providing uninterrupted and excellent levels of service, achieved through all channels, phone, digital, branch appointments, ATMs, interactive ATMs, and drive-thru tellers, while maintaining employee and customer safety and social distancing. Oriental was the first bank to establish consumer and business relief programs accessible online to clients affected by Covid-19 and is the only bank in Puerto Rico and USVI facilitating scheduling appointments at most branches through its webpage.

• Offering assistance to our commercial, consumer and small business clients affected by the Covid-19 pandemic, which includes payment deferrals, waivers of certain fees, doubling the amount that can be withdrawn or transferred via online banking and mobile check deposit, elimination of adverse credit reports, participation in the CARES Act and Federal Reserve lending programs for businesses, including the SBA PPP, and continuing to provide access to the important financial services on which our clients rely.

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of June 30, 2020, no impairments have been recorded and there have been no significant changes in fair value hierarchy classifications. We have also elected to delay for two years the phase-in of the capital impact from our adoption of the new accounting standard on credit losses. For more information, see Regulatory Capital section in the MD&A.

On April 7, 2020, the federal banking agencies along with the National Credit Union Administration, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators, issued an interagency statement revising a March 22, 2020 interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the Covid-19 pandemic (the “Inter Agency Statement”). The Inter Agency Statement reconfirmed that efforts to work with borrowers where the loans are prudently underwritten, and not considered past due or carried on nonaccrual status, should not result in the loans automatically being considered modified in a troubled debt restructuring (“TDR”) for accounting and financial reporting purposes, or for purposes of their respective risk-based capital rules, which would otherwise require financial institutions subject to the capital rules to hold more capital. The Inter Agency Statement also clarified the interaction between its previous guidance and Section 4013 of the CARES Act, which provides certain financial institutions with the option to suspend the application of accounting guidance for TDRs for a limited period of time for loan modifications made to address the effects of the Covid-19 pandemic.

Oriental has granted various forms of assistance to customers and clients impacted by the Covid-19 pandemic, including payment deferrals. The majority of Oriental’s Covid-19 related loan modifications have not been considered TDRs as:

•	they represent short-term or other insignificant modifications, whether under Oriental’s regular loan modification assessments or the Inter Agency Statement guidance, or

•	Oriental has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under section 4013 of the CARES Act.

To the extent that certain modifications do not meet any of the above criteria, Oriental accounts for them as TDRs.

As of June 30, 2020, Oriental had processed Covid-19 payment deferrals as follows:

	Covid-19 Moratoriums		% of Total Population
	Amount	Count
	(Dollars in thousands)
Mortgage	$745,078	6,323	31%
Commercial	683,855	969	26%
Consumer	104,474	10,292	23%
Auto and leasing	544,699	27,513	36%
Total	$2,078,106	45,097	30%

These deferrals were generally no more than 120 days in duration.

Additionally, Oriental is a lender for the Small Business Administration's (“SBA”) Paycheck Protection Program ("PPP"), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic and may be a lender for programs created in the future. These programs are new and their effects on the Company’s business are uncertain. Through June 30, 2020, Oriental had approved 4,342 PPP loans amounting to $286 million, impacting more than 50,000 employees.

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

We have an established process, using analytical tools and management judgment, to determine our allowance for credit losses. Establishing the allowance each quarter involves evaluating many factors including, but not limited to, historical loss and recovery experience, recent trends in delinquencies and charge-offs, risk ratings, the value of collateral underlying secured loans, current general economic conditions, our reasonable and supportable forecasts of future economic conditions, changes in the legal and regulatory environment and uncertainties in forecasting and modeling techniques used in estimating our allowance for credit losses. Key factors that have a significant impact on our allowance for credit losses include assumptions about expected prepayments, unemployment rates, gross domestic product, gross state product, business and personal bankruptcies, and the valuation of commercial properties, FICO and collateral value.

We have a governance framework intended to ensure that our estimate of the allowance for credit losses is appropriate. Our governance framework provides for oversight of methods, models, qualitative adjustments, process controls and results. At least quarterly, representatives from Finance and Risk Management review and assess our allowance methodologies, key assumptions and the appropriateness of the allowance for credit losses.

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

SELECTED FINANCIAL DATA

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2020	2019	%	2020	2019	%
EARNINGS DATA:	(In thousands, except per share data)			(In thousands, except per share data)
Interest income	$121,692	$94,255	29.1%	$245,389	$188,965	29.9%
Interest expense	16,632	13,170	26.3%	35,228	26,091	35.0%
Net interest income	105,060	81,085	29.6%	210,161	162,874	29.0%
Provision for loan and lease losses, net	17,696	17,705	-0.1%	64,827	29,954	116.4%
Net interest income after provision for loan and lease losses	87,364	63,380	37.8%	145,334	132,920	9.3%
Non-interest income	27,152	22,948	18.3%	58,602	40,604	44.3%
Non-interest expenses	85,481	51,452	66.1%	172,803	103,604	66.8%
Income before taxes	29,035	34,876	-16.7%	31,133	69,920	-55.5%
Income tax expense	7,248	10,897	-33.5%	7,545	22,471	-66.4%
Net income	21,787	23,979	-9.1%	23,588	47,449	-50.3%
Less: dividends on preferred stock	(1,628)	(1,628)	0.0%	(3,256)	(3,256)	0.0%
Income available to common shareholders	$20,159	$22,351	-9.8%	$20,332	$44,193	-54.0%
PER SHARE DATA:
Basic	$0.39	$0.44	-11.4%	$0.40	$0.86	-53.5%
Diluted	$0.39	$0.43	-9.3%	$0.39	$0.86	-54.7%
Average common shares outstanding	51,336	51,330	0.0%	51,370	51,317	0.1%
Average common shares outstanding and equivalents	51,470	51,680	-0.4%	51,584	51,652	-0.1%
Cash dividends declared per common share	$0.07	$0.07	0.0%	$0.14	$0.14	0.1%
Cash dividends declared on common shares	$3,588	$3,595	-0.2%	$7,191	$7,186	0.1%
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.92%	1.48%	-37.8%	0.50%	1.45%	-65.5%
Return on average tangible common equity	9.88%	10.32%	-4.3%	4.97%	10.32%	-51.8%
Return on average common equity (ROE)	8.44%	9.36%	-9.8%	4.24%	9.35%	-54.7%
Efficiency ratio	66.70%	51.89%	28.5%	66.59%	52.19%	27.6%
Interest rate spread	4.72%	5.25%	-10.1%	4.79%	5.26%	-8.9%
Interest rate margin	4.78%	5.37%	-11.0%	4.84%	5.38%	-10.0%

SELECTED FINANCIAL DATA - (Continued)

	June 30,	December 31,	Variance
	2020	2019	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Cash, cash equivalents and restricted cash	$1,900,037	$852,757	122.8%
Investments and loans
Investment securities	$549,703	$1,087,814	-49.5%
Loans and leases, net	6,739,243	6,641,847	1.5%
Total investments and loans	$7,288,946	$7,729,661	-5.7%
Deposits and borrowings
Deposits	$8,541,926	$7,698,610	11.0%
Securities sold under agreements to repurchase	-	190,274	-100.0%
Other borrowings	104,423	115,287	-9.4%
Total deposits and borrowings	$8,646,349	$8,004,171	8.0%
Stockholders’ equity
Preferred stock	$92,000	$92,000	0.0%
Common stock	59,885	59,885	0.0%
Additional paid-in capital	621,860	621,515	0.1%
Legal surplus	98,347	95,779	2.7%
Retained earnings	264,725	279,646	-5.3%
Treasury stock, at cost	(103,121)	(102,339)	-0.8%
Accumulated other comprehensive (loss)	7,588	(1,008)	-852.8%
Total stockholders' equity	$1,041,284	$1,045,478	-0.4%
Per share data
Book value per common share	$18.69	$18.75	-0.3%
Tangible book value per common share	$16.01	$15.96	0.3%
Market price at end of period	$13.37	$23.61	-43.4%
Capital ratios
Leverage capital	10.16%	9.24%	10.0%
Common equity Tier 1 capital ratio	12.03%	10.78%	11.6%
Tier 1 risk-based capital	13.71%	12.49%	9.8%
Total risk-based capital	14.96%	13.76%	8.7%
Equity-to-assets ratio	10.48%	11.24%	-6.7%
Financial assets managed
Trust assets managed	$3,048,513	$3,136,884	-2.8%
Broker-dealer assets	$2,220,992	$2,375,871	-6.5%

FINANCIAL HIGHLIGHTS

As other banks did, we faced a number of Covid-19 pandemic related challenges during the second quarter, but acting promptly and with foresight, we generated excellent results. We are extremely proud and thankful of our team’s accomplishments.

Governments in Puerto Rico and U.S. Virgin Islands shut down their respective economies in mid-March. Restrictions eased in late May, but recent spikes in contagiousness have forced Puerto Rico to stop reopening the economy and begin increasing restrictions again. Results were also impacted by the Federal Reserve Bank 150 bps rate cut in March. All of this happened shortly after a series of earthquakes in southern Puerto Rico in January and occurred while we are in the process of integrating the acquired Scotiabank business.

Our commitment and preparation enabled us to successfully manage these challenges “fácil, rápido, hecho.” During the quarter, our team mostly worked remotely. Branches operated safely assisted by our enhanced technology platform. Full-service ATMs and ITMs, mobile app, and online bill paying tools facilitated routine transactions in a contactless manner. Online/mobile appointment scheduling helped make possible Covid-19 safe meetings with customers at branches.

Loan production totaled more than $500 million, including $286 million in PPP loans, exceeding our Puerto Rico market share. We deployed a 100% digital, client-friendly application and funds disbursement process for PPP loans. Our PPP results enabled us to help more than 4,000 small businesses maintain more than 50,000 jobs. It also enabled us to attract new accounts in this strategically important customer base. Our online loan deferral tool and call centers processed relief for more than 44,000 retail customers. During the quarter, we also maintained a strong level of net interest margin, added to our Covid-19 related provisioning, reduced higher-cost wholesale funding, and increased liquidity and capital.

Looking ahead, we expect to complete the integration of Scotiabank operations as planned by the end of the year, improve efficiencies, and continue to invest for the future to further simplify our operations and enhance our ability to serve customers. While we still face much uncertainty regarding Covid-19 and its impact on the economy, we are in a strong financial position, ready to assist our customers during these trying times.

Second quarter of 2020:

• Net income available to common shareholders totaled $20.2 million or $0.39 per share fully diluted. This compares to the first quarter of 2020 net income available to common shareholders of $173 thousand or break-even per share and to the second quarter of 2019 net income available to shareholders of $22.4 million or $0.43 per share fully diluted.

• Total core revenues were $128.2 million compared to $131.3 million in the first quarter of 2020 and $99.2 million in the second quarter of 2019. The second quarter of 2020 revenues included $6.0 million in one-time interest recoveries from acquired PCI Scotiabank loans.

• Provision of $17.7 million included $5.0 million related to the pandemic in addition to the $34.1 million provision in first quarter of 2020 based on additional data available to forecast the effects of the pandemic.

• Net interest margin was 4.78%. Loan production totaled $503.4 million, including $286.4 million in Paycheck Protection Plan (PPP) commercial loans.

• Total assets of $9.93 million increased 7.5% from the first quarter of 2020 primarily due to a $574.1 million increase in cash and a $198.1 million increase in loans. Customer deposits of $8.32 billion increased $760.0 million or 10.0% from the first quarter of 2020.

• All regulatory capital ratios increased and continue to be significantly above requirements for a well-capitalized institution with the CET1 ratio at 12.03% on June 30, 2020.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2020 and 2019:

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2020 AND 2019

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$121,692	$94,255	5.53%	6.27%	$8,845,745	$6,034,337
Tax equivalent adjustment	2,361	3,046	0.11%	0.20%	-	-
Interest-earning assets - tax equivalent	124,053	97,301	5.64%	6.47%	8,845,745	6,034,337
Interest-bearing liabilities	16,632	13,170	0.81%	0.99%	8,245,775	5,339,914
Tax equivalent net interest income / spread	107,421	84,131	4.83%	5.48%	599,970	694,423
Tax equivalent interest rate margin			4.94%	5.68%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	2,801	6,271	1.83%	2.41%	611,907	1,039,193
Interest bearing cash and money market investments	359	2,904	0.10%	2.42%	1,393,187	481,115
Total investments	3,160	9,175	1.83%	2.41%	2,005,094	1,520,308
Non-PCD/Non-PCI loans
Mortgage	10,746	8,708	5.31%	5.46%	814,514	640,140
Commercial	28,030	25,633	5.38%	6.49%	2,096,651	1,585,405
Consumer	14,044	11,629	11.86%	12.10%	476,446	385,356
Auto	31,012	27,678	8.49%	9.26%	1,469,671	1,199,104
Total Non-PCD/Non-PCI loans	83,832	73,648	6.94%	7.75%	4,857,282	3,810,005

PCD/PCI loans
Mortgage	28,052	7,395	7.27%	5.78%	1,552,087	513,216
Commercial	5,536	3,687	5.74%	7.99%	387,883	185,196
Consumer	163	207	18.47%	101.13%	3,550	821
Auto	949	143	9.58%	11.97%	39,849	4,791
Total PCD/PCI loans	34,700	11,432	7.00%	6.50%	1,983,369	704,024
Total loans	118,532	85,080	6.97%	7.56%	6,840,651	4,514,029
Total interest-earning assets	121,692	94,255	5.53%	6.27%	8,845,745	6,034,337

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	2,138	1,730	0.42%	0.62%	2,069,247	1,124,668
Savings and money market	1,976	1,882	0.44%	0.64%	1,809,517	1,180,153
Time deposits	7,834	3,652	1.58%	1.38%	1,990,639	1,065,005
Total core deposits	11,948	7,264	0.82%	0.86%	5,869,403	3,369,826
Brokered deposits	1,446	2,526	2.47%	2.46%	235,611	412,383
	13,394	9,790	0.88%	1.04%	6,105,014	3,782,209
Non-interest bearing deposits	-	-	0.00%	0.00%	1,983,092	1,097,903
Core deposit intangible amortization	2,051	201	0.00%	0.00%	-	-
Total deposits	15,445	9,991	0.77%	0.82%	8,088,106	4,880,112
Borrowings:
Securities sold under agreements to repurchase	335	2,106	2.91%	2.46%	46,154	343,370
Advances from FHLB and other borrowings	505	559	2.69%	2.79%	75,432	80,349
Subordinated capital notes	347	514	3.88%	5.71%	36,083	36,083
Total borrowings	1,187	3,179	3.03%	2.77%	157,669	459,802
Total interest bearing liabilities	16,632	13,170	0.81%	0.99%	8,245,775	5,339,914
Net interest income / spread	$105,060	$81,085	4.72%	5.28%
Interest rate margin			4.78%	5.39%
Excess of average interest-earning assets over average interest-bearing liabilities					$599,970	$694,424
Average interest-earning assets to average interest-bearing liabilities ratio					107.28%	113.00%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$2,926	$(8,941)	$(6,015)
Loans	41,018	(7,566)	33,452
Total interest income	43,944	(16,507)	27,437
Interest Expense:
Deposits	6,568	(1,114)	5,454
Repurchase agreements	(1,824)	52	(1,772)
Other borrowings	(45)	(175)	(220)
Total interest expense	4,699	(1,237)	3,462
Net Interest Income	$39,245	$(15,270)	$23,975

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$245,389	$188,965	5.58%	6.17%	$8,701,082	$6,092,944
Tax equivalent adjustment	5,442	5,384	0.13%	0.18%	-	-
Interest-earning assets - tax equivalent	250,831	194,349	5.71%	6.35%	8,701,082	6,092,944
Interest-bearing liabilities	35,228	26,091	0.87%	0.98%	8,135,010	5,396,038
Tax equivalent net interest income / spread	215,603	168,258	4.84%	5.37%	566,072	696,906
Tax equivalent interest rate margin			4.97%	5.55%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	7,275	14,495	1.89%	2.52%	768,436	1,148,439
Interest bearing cash and money market investments	3,147	5,271	0.54%	2.44%	1,168,384	435,102
Total investments	10,422	19,766	1.06%	2.47%	1,936,820	1,583,541
Non-PCD/Non-PCI loans
Mortgage	21,988	17,595	5.50%	5.46%	799,906	644,749
Commercial	57,852	50,786	5.89%	6.46%	1,970,460	1,585,379
Consumer	29,136	23,058	12.06%	12.11%	484,432	383,884
Auto and leasing	62,339	54,234	8.33%	9.12%	1,480,781	1,182,157
Total Non-PCD/Non-PCI loans	171,315	145,673	7.26%	7.74%	4,735,579	3,796,169

PCD/PCI loans
Mortgage	50,575	15,097	6.36%	5.82%	1,590,737	519,160
Commercial	10,935	7,506	5.52%	7.95%	391,636	187,688
Consumer	288	552	15.44%	135.34%	3,735	815
Auto	1,854	371	8.62%	13.25%	42,575	5,571
Total PCD/PCI loans	63,652	23,526	6.28%	6.60%	2,028,683	713,234
Total loans	234,967	169,199	6.97%	7.57%	6,764,262	4,509,403
Total interest-earning assets	245,389	188,965	5.66%	6.25%	8,701,082	6,092,944

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	4,525	3,183	0.45%	0.57%	2,024,876	1,122,155
Savings and money market	4,416	3,496	0.49%	0.60%	1,803,587	1,180,586
Time deposits	15,967	6,598	1.59%	1.29%	2,014,975	1,028,870
Total core deposits	24,908	13,277	0.85%	0.80%	5,843,438	3,331,611
Brokered deposits	3,032	5,362	2.58%	2.38%	235,809	455,013
	27,940	18,639	0.92%	0.99%	6,079,247	3,786,624
Non-interest bearing deposits	-	-	0.00%	0.00%	1,841,028	1,098,720
Core deposit intangible amortization	4,125	401	0.00%	0.00%	-	-
Total deposits	32,065	19,040	0.81%	0.79%	7,920,275	4,885,344
Borrowings:
Securities sold under agreements to repurchase	1,335	4,892	2.62%	2.50%	102,308	393,826
Advances from FHLB and other borrowings	1,045	1,121	2.74%	2.80%	76,344	80,785
Subordinated capital notes	783	1,038	4.35%	5.80%	36,083	36,083
Total borrowings	3,163	7,051	2.95%	2.78%	214,735	510,694
Total interest-bearing liabilities	35,228	26,091	0.87%	0.98%	8,135,010	5,396,038
Net interest income / spread	$210,161	$162,874	4.79%	5.27%
Interest rate margin			4.84%	5.39%
Excess of average interest-earning assets over average interest-bearing liabilities					$566,073	$696,910
Average interest-earning assets to average interest-bearing liabilities ratio					106.96%	$112.92%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$4,410	$(13,753)	$(9,343)
Loans	79,439	(13,671)	65,768
Total interest income	83,849	(27,424)	56,425
Interest Expense:
Deposits	11,828	1,197	13,025
Repurchase agreements	(3,621)	64	(3,557)
Other borrowings	(82)	(249)	(331)
Total interest expense	8,125	1,012	9,137
Net Interest Income	$75,724	$(28,436)	$47,288

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

Comparison of the quarters ended June 30, 2020 and 2019

Net interest income of $105.1 million increased $24.0 million from $81.1 million. Interest rate spread decreased 56 basis points to 4.72% from 5.28% and net interest margin decreased 61 basis points to 4.78% from 5.39%. These decreases are mainly due to the net effect of a decrease of 74 basis points in the average yield of total interest-earning assets and 18 basis points in the total average cost of interest-bearing liabilities.

Net interest income increased as a result of:

• Higher interest income from loans by $33.5 million, reflecting higher balances as a result of the Scotiabank PR & USVI Acquisition and PPP loan originations, partially offset by a 59 basis point decline in yield from higher proportion of 30-year, fixed rate residential mortgages from the Scotiabank acquisition and the full effect of Federal Reserve Bank’s second half 2019 and 2020 rate cuts on variable rate commercial loans;

• $6.0 million in one-time interest recoveries from acquired PCI Scotiabank loans; and

• Lower interest expenses in borrowings by $2.0 million, reflecting the maturity and early extinguishment of repurchase agreements during the current quarter, as Oriental’s strategy to increase lower-cost core deposits and reduce higher-cost borrowings.

Such increases in net interest income were adversely impacted by:

• Lower interest income from interest bearing cash and investment securities by $6.0 million, mainly impacted by the Federal Reserve Bank’s 150 bps rate cut in March following the 75 bps reduction in the second half of 2019; and

• Higher interest expense from deposits by $5.5 million, mainly related to deposits from the Scotiabank PR & USVI Acquisition and to the increase in customer deposits during the quarter ended June 30, 2020, reflecting commercial deposits from existing and new clients, and retail deposits from increased liquidity in the economy.

Comparison of the six-month periods ended June 30, 2020 and 2019

Net interest income of $210.2 million increased $47.3 million from $162.9 million. Interest rate spread decreased 48 basis points to 4.79% from 5.27% and net interest margin decreased 55 basis points to 4.84% from 5.39%. These decreases are mainly due to the net effect of a decrease of 59 basis points in the average yield of total interest-earning assets and a decrease of 11 basis points in the total average cost of interest-bearing liabilities.

Net interest income increased as a result of:

• Higher interest income from loans by $65.8 million, reflecting higher balances as a result of the Scotiabank PR & USVI Acquisition and PPP loan originations, partially offset by a 60 basis points decline in yield from higher proportion of 30-year, fixed rate residential mortgages from the Scotiabank acquisition and the full effect of Federal Reserve Bank’s second half 2019 and 2020 rate cuts on variable rate commercial loans;

• $6.0 million in one-time interest recoveries from acquired PCI Scotiabank loans; and

• Lower interest expenses in borrowings by $3.9 million, reflecting the maturity and early extinguishment of repurchase agreements during the current period.

Such increases in net interest income were adversely impacted by:

• Lower interest income from interest bearing cash and investment securities by $9.3 million, mainly impacted by the Federal Reserve Bank’s second half 2019 and 2020 rate cuts; and

• Higher interest expense from deposits by $13.0 million, mainly related to deposits from the Scotiabank PR & USVI Acquisition and to the increase in customer deposits during the current period, reflecting commercial deposits from existing and new clients, and retail deposits from increased liquidity in the economy.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2020	2019	Variance	2020	2019	Variance
	(Dollars in thousands)
Banking service revenue	$13,668	$10,776	26.8%	$29,381	$21,241	38.3%
Wealth management revenue	6,366	6,669	-4.5%	13,652	12,551	8.8%
Mortgage banking activities	3,072	629	388.4%	6,306	1,835	243.7%
Total banking and financial service revenue	23,106	18,074	27.8%	49,339	35,627	38.5%
Net gain (loss) on:
Sale of securities available for sale	-	4,776	-100.0%	4,728	4,776	-1.0%
Bargain purchase from Scotiabank PR & USVI acquisition	3,462	-	100.0%	3,872	-	100.0%
Early extinguishment of debt	(63)	(7)	-800.0%	(63)	(7)	-800.0%
Other non-interest income	647	105	516.2%	726	208	249.0%
Total non-interest income, net	$27,152	$22,948	18.3%	$58,602	$40,604	44.3%

Non-Interest Income

Non-interest income is affected by the amount of the trust department assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of quarters ended June 30, 2020 and 2019

Oriental recorded non-interest income, net, in the amount of $27.2 million, compared to $22.9 million, an increase of 18.3%, or $4.3 million. The net increase in non-interest income was mainly due to:

• An increase of $2.9 million in banking service revenues as electronic banking revenues and deposit fees increased $2.4 million and $751 thousand, respectively, due to the Company’s larger customer base;

• An increase of $2.4 million in mortgage-banking activities, reflecting the Scotiabank PR & USVI Acquisition, as servicing revenues increased $3.3 million, partially offset by a decrease of $1.2 million from the quarterly mortgage-servicing rights valuation due to pricing; and

• A $3.5 million bargain purchase gain from the Scotiabank PR & USVI Acquisition to adjust the fair value of accrued interest receivable at closing, net of taxes.

The increase in non-interest income was offset by a gain of $4.8 million on gain of sales of securities recorded during the prior year quarter.

Comparison of six-month periods ended June 30, 2020 and 2019

Oriental recorded non-interest income, net, in the amount of $58.6 million, compared to $40.6 million, an increase of 44.3%, or $18.0 million. The increase in non-interest income was mainly due to:

• An increase of $8.1 million in banking service revenues reflecting the Scotiabank PR & USVI Acquisition as electronic banking revenues and deposit fees increased $5.7 million and $3.9 million, respectively, due to the Company’s larger customer base;

• An increase of $1.1 million in wealth management revenue due to higher insurance income by $1.9 million mainly from the Scotiabank PR & USVI Acquisition insurance transaction volume, offset by lower broker-dealer sales by $493 thousand and a decrease of $301 thousand in trust fees;

• An increase of $4.5 million in mortgage-banking activities, also reflecting the Scotiabank PR & USVI Acquisition, as servicing revenues increased $7.0 million, partially offset by a decrease of $3.0 million from the quarterly mortgage-servicing rights valuation due to pricing; and

• A $3.5 million bargain purchase gain from the Scotiabank PR & USVI Acquisition to adjust the fair value of accrued interest receivable at the closing, net of taxes.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2020	2019	Variance %	2020	2019	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$34,506	$19,875	73.6%	$70,050	$40,216	74.2%
Occupancy, equipment and infrastructure costs	11,837	7,511	57.6%	23,276	15,257	52.6%
Electronic banking charges	7,962	5,128	55.3%	17,550	10,193	72.2%
Information technology expenses	3,944	2,200	79.3%	10,878	4,707	131.1%
Professional and service fees	3,475	3,427	1.4%	9,264	6,635	39.6%
Insurance	2,761	1,277	116.2%	6,239	2,423	157.5%
Taxes, other than payroll and income taxes	3,171	2,142	48.0%	6,349	4,295	47.8%
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	2,918	2,584	12.9%	5,440	5,950	-8.6%
Advertising, business promotion, and strategic initiatives	1,533	1,315	16.6%	3,163	2,526	25.2%
Loan servicing and clearing expenses	1,148	1,160	-1.0%	2,491	2,368	5.2%
Communication	905	859	5.4%	1,876	1,599	17.3%
Printing, postage, stationery and supplies	951	636	49.5%	1,673	1,214	37.8%
Director and investor relations	316	330	-4.2%	626	560	11.8%
Merger and restructuring charges	3,006	1,000	200.6%	3,310	1,000	231.0%
Other	7,048	2,008	251.0%	10,618	4,661	127.8%
Total non-interest expenses	$85,481	$51,452	66.1%	$172,803	$103,604	66.8%
Relevant ratios and data:
Efficiency ratio	66.70%	51.89%		66.59%	52.19%
Compensation and benefits to non-interest expense	40.37%	38.63%		40.54%	38.82%
Compensation to average total assets owned	1.45%	1.23%		1.49%	1.24%
Average number of employees	2,413	1,447		2,436	1,447
Average compensation per employee	$14.30	$13.73		$28.75	$27.79
Average loans per average employee	$2,835	$3,120		$2,776	$3,116

Non-Interest Expenses

Comparison of quarters ended June 30, 2020 and 2019

Non-interest expense was $85.5 million, representing an increase of 66.1%, or $34.0 million, compared to $51.5 million.

The increase in non-interest expenses was driven by:

• Higher compensation and employee benefits by $14.6 million, reflecting higher employees from the Scotiabank PR & USVI Acquisition;

• Increase in occupancy and equipment by $4.3 million mainly driven by $2.3 million increase in facilities, including branches, from the Scotiabank PR & USVI Acquisition and to $1.2 million increase in information technology infrastructure;

• Increase in electronic banking charges of $2.8 million mainly driven by $720 thousand increase in credit card merchant fees, $333 thousand increase in debit cards interchange fees, and $1.8 million increase in debit card billing fees, as level of transactions increased due to a larger customer base;

• Increase of merger and restructuring charges of $2.0 million;

• Increase in information technology expenses by $1.7 million related to the Scotiabank PR & USVI Acquisition system integrations; and

• Other expenses increased by $5.0 million related to increases in the broker-dealer claims and settlement reserve of $2.2 million and Covid-19 pandemic expenses of $1.8 million.

The efficiency ratio was 66.7%, up from 51.89%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the quarters ended June 30, 2020 and 2019 amounted to $4.0 million and $4.9 million, respectively.

Comparison of six-month periods ended June 30, 2020 and 2019

Non-interest expense was $172.8 million, representing an increase of 66.8%, or $69.2 million, compared to $103.6 million.

The increase in non-interest expenses was driven by:

• Higher compensation and employee benefits by $29.8 million, reflecting higher employees from the Scotiabank PR & USVI Acquisition;

• Increase in occupancy and equipment by $8.0 million mainly driven by a $5.3 million increase in facilities, including branches, from the Scotiabank PR & USVI Acquisition and a $2.1 million increase in information technology infrastructure;

• Increase in electronic banking charges of $7.4 million mainly driven by a $2.6 million increase in credit card merchant fees, $2.2 million increase in debit cards interchange fees, and $2.0 million increase in debit card billing fees, as level of transactions increased due to a larger customer base;

• Increase in information technology expenses by $6.2 million related to the Scotiabank PR & USVI Acquisition system integrations;

• Increase in insurance expenses of $3.8 million mainly related to the FDIC annual assessment as a result of the increase in customer deposits;

• Increase in professional and service fees by $2.6 million from higher supervisory examination fees by $839 thousand, consulting and advisory expenses by $923 thousand, audit fees by $424 thousand and legal expenses by $303 thousand;

• Increase of merger and restructuring charges of $2.3 million;

• Increase in municipal tax and property tax of $2.0 million; and

• Increase in other expenses by $6.0 million related to Covid-19 pandemic expenses of $2.2 million, broker-dealer claims and settlement reserve of $1.4 million and to the amortization of intangibles of $1.2 million.

The efficiency ratio was 66.59%, up from 52.19%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the six-month periods ended June 30, 2020 and 2019 amounted to $9.3 million and $4.9 million, respectively.

Provision for Credit Losses

Comparison of quarters ended June 30, 2020 and 2019

Provision for credit losses remained at level at $17.7 million when compared with the last year quarter. This included a $5.0 million provision to incorporate the potential effects of the Covid-19 pandemic, while the last year quarter included an additional $8.8 million for loans transferred to held for sale.

Comparison of six-month periods ended June 30, 2020 and 2019

Provision for credit losses increased $34.8 million from $30.0 million to $64.8 million. This included a $39.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic.

Please refer to the "Allowance for Credit Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for credit losses.

Income Taxes

Comparison of quarters ended June 30, 2020 and 2019

Effective tax rate was 25.0% in the quarter ended June 30, 2020 compared to 31.2% in the same quarter of 2019. effective tax rate is based on a higher proportion of exempt income and income taxed at preferential rates.

Comparison of six-month periods ended June 30, 2020 and 2019

Income tax expense was $7.5 million, compared to $22.5 million, reflecting the effective income tax rate of 24.2% and the net income before income taxes of $31.1 million compared to $69.9 million for the same period in 2019.

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2020 and 2019.

	Quarter Ended June 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$119,722	$14	$1,956	$121,692	$-	$121,692
Interest expense	(14,326)	-	(2,306)	(16,632)	-	(16,632)
Net interest income	105,396	14	(350)	105,060	-	105,060
Provision credit losses	(16,211)	-	(1,485)	(17,696)	-	(17,696)
Non-interest income	20,811	6,391	(50)	27,152	-	27,152
Non-interest expenses	(78,402)	(5,957)	(1,122)	(85,481)	-	(85,481)
Intersegment revenue	694	-	-	694	(694)	-
Intersegment expenses	-	(201)	(493)	(694)	694	-
Income before income taxes	$32,288	$247	(3,500)	$29,035	$-	$29,035
Income tax expense	5,316	3,201	(1,269)	7,248	-	7,248
Net income	$26,972	$(2,954)	$(2,231)	$21,787	$-	$21,787
Total assets	$9,462,407	$30,214	$1,524,913	$11,017,534	$(1,084,815)	$9,932,719

	Six-Month Period Ended June 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$239,101	$32	$6,256	$245,389	$-	$245,389
Interest expense	(30,215)	-	(5,013)	(35,228)	-	(35,228)
Net interest income	208,886	32	1,243	210,161	-	210,161
Provision for loan and lease losses	(63,334)	-	(1,493)	(64,827)	-	(64,827)
Non-interest income	40,355	13,766	4,481	58,602	-	58,602
Non-interest expenses	(160,955)	(9,681)	(2,167)	(172,803)	-	(172,803)
Intersegment revenue	1,151	-	-	1,151	(1,151)	-
Intersegment expenses	-	(355)	(796)	(1,151)	1,151	-
Income before income taxes	$26,103	$3,762	1,268	$31,133	$-	$31,133
Income tax expense	2,997	4,519	29	7,545	-	7,545
Net income	$23,106	$(757)	$1,239	$23,588	$-	$23,588
Total assets	$9,462,407	$30,214	$1,524,913	$11,017,534	$(1,084,815)	$9,932,719

	Quarter Ended June 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$84,475	$19	$9,761	$94,255	$-	$94,255
Interest expense	(9,187)	-	(3,983)	(13,170)	-	(13,170)
Net interest income	75,288	19	5,778	81,085	-	81,085
Provision for loan and lease losses	(17,675)	-	(30)	(17,705)	-	(17,705)
Non-interest income	11,330	6,834	4,784	22,948	-	22,948
Non-interest expenses	(46,346)	(3,898)	(1,208)	(51,452)	-	(51,452)
Intersegment revenue	587	-	-	587	(587)	-
Intersegment expenses	-	(165)	(422)	(587)	587	-
Income before income taxes	$23,184	$2,790	$8,902	$34,876	$-	$34,876
Income tax expense	9,042	1,088	767	10,897	-	10,897
Net income	$14,142	$1,702	$8,135	$23,979	$-	$23,979
Total assets	$5,951,860	$27,067	$1,532,053	$7,510,980	$(1,046,853)	$6,464,127

	Six-Month Period Ended June 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$167,991	$37	$20,937	$188,965	$-	$188,965
Interest expense	(17,823)	-	(8,268)	(26,091)	-	(26,091)
Net interest income	150,168	37	12,669	162,874	-	162,874
Provision for loan and lease losses	(29,882)	-	(72)	(29,954)	-	(29,954)
Non-interest income	22,986	12,818	4,800	40,604	-	40,604
Non-interest expenses	(92,829)	(8,225)	(2,550)	(103,604)	-	(103,604)
Intersegment revenue	1,141	-	-	1,141	(1,141)	-
Intersegment expenses	-	(339)	(802)	(1,141)	1,141	-
Income before income taxes	$51,584	$4,291	$14,045	$69,920	$-	$69,920
Income tax expense	19,344	1,609	1,518	22,471	-	22,471
Net income	$32,240	$2,682	$12,527	$47,449	$-	$47,449
Total assets	$5,951,860	$27,067	$1,532,053	$7,510,980	$(1,046,853)	$6,464,127

Comparison of quarters ended June 30, 2020 and 2019

Banking

Oriental's banking segment net income before taxes increased $9.1 million from $23.2 million to $32.3 million, mainly reflecting:

• Higher interest income from loans by $33.5 million, reflecting higher balances as a result of the Scotiabank PR & USVI Acquisition and PPP loan originations and $6.0 million in one-time interest recoveries from acquired PCI Scotiabank loans, partially offset by a 59 basis points decline in yield;

• Higher interest expense from deposits by $5.5 million, mainly related to an increase in deposits from the Scotiabank PR & USVI Acquisition and an increase in customer deposits during the quarter ended June 30, 2020;

• An increase of $2.9 million and $2.4 million in banking service revenues and mortgage-banking activities, respectively, reflecting the Scotiabank PR & USVI Acquisition from a larger customer base and servicing fees;

• A $3.5 million bargain purchase gain from the Scotiabank PR & USVI Acquisition to adjust the fair value of accrued interest receivable at closing, net of taxes; and

• Increase in non-interest expense by $32.1 million reflecting the Scotiabank PR & USVI Acquisition, mainly in compensation and employee benefits, electronic banking charges, occupancy and equipment, information technology, insurance expense, merger and restructuring, Covid-19 related expenses, municipal taxes and professional services.

Wealth Management

Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment decreased $2.5 million as a result of lower income and higher expenses due to the Covid-19 pandemic.

Treasury

Treasury segment net income before taxes decreased $12.4 million, mainly reflecting:

• No gain on sale of securities in the current quarter, as compared to $4.8 million gain on sales of securities recorded during the prior year quarter.

• Lower interest income from interest bearing cash and investment securities by $6.0 million, mainly impacted by the Federal Reserve Bank’s 150 bps rate cut in March following the 75 bps reduction in the second half of 2019.

• Lower interest expenses in borrowings by $2.0 million, reflecting the maturity and early extinguishment of repurchase agreements during the current quarter.

Comparison of six-month periods ended June 30, 2020 and 2019

Banking

Oriental's banking segment net income before taxes decreased $25.5 million from $51.6 million to a $26.1 million, mainly reflecting:

• Higher interest income from loans by $65.8 million, reflecting higher balances as a result of the Scotiabank PR & USVI Acquisition and PPP loan originations and $6.0 million in one-time interest recoveries from acquired PCI Scotiabank loans, partially offset by a 60 basis points decline in yield;

• Higher interest expense from deposits by $13.0 million, mainly related to an increase in deposits from the Scotiabank PR & USVI Acquisition and an increase in customer deposits during the period;

• Increase in provision for credit losses by $33.5 million which included a $39.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic;

• An increase of $8.1 million and $4.5 million in banking service revenues and mortgage-banking activities, respectively, reflecting the Scotiabank PR & USVI Acquisition from a larger customer base and servicing fees;

• A $3.5 million bargain purchase gain from the Scotiabank PR & USVI Acquisition to adjust the fair value of accrued interest receivable at closing, net of taxes; and

• Increase in non-interest expense by $68.1 million reflecting the Scotiabank PR & USVI Acquisition, mainly in compensation and employee benefits, electronic banking charges, occupancy and equipment, information technology, insurance expenses, merger and restructuring charges, Covid-19 pandemic related expenses, municipal taxes and professional services.

Wealth Management

Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment decreased $529 thousand as a result of lower income and higher expenses due to the Covid-19 pandemic.

Treasury

Treasury segment net income before taxes decreased by $12.8 million, mainly reflecting:

• Lower interest income from interest bearing cash and investment securities by $9.3 million, mainly impacted by the Federal Reserve Bank’s second half 2019 and 2020 rate cuts; and

• Lower interest expenses in borrowings by $3.9 million, reflecting the maturity and early extinguishment of repurchase agreements during the current period.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At June 30, 2020, Oriental’s total assets amounted to $9.933 billion representing an increase of 6.8%, when compared to $9.298 billion at December 31, 2019. Loans portfolio increased $97.4 million and investments decreased $538.1 million, while cash increased $1.0 billion.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At June 30, 2020, Oriental’s loan portfolio increased 1.5%, which was partially offset by an increase of $39.2 million in the allowance for credit losses on Non-PCD loans as a result of CECL implementation and the $39.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic during the six-month period ended June 30, 2020. Loan production during the six-month period ended June 30, 2020 reached $784.0 million, compared to $602.9 million in the year ago period, mainly from $286.4 million PPP loan originations in response to the Covid-19 pandemic under the CARES Act. The Non-PCD loan portfolio increased $249.0 million from $4.735 billion at December 31, 2019 to $4.984 billion at June 30, 2020.

During the six-month period ended June 30, 2020, Oriental sold $316.3 million mortgage-backed securities at a gain of $4.7 million and had $100.0 million maturities in US treasury notes.

Cash and cash equivalents of $1.9 billion increased $1.0 billion primarily because of the influx of both commercial and retail deposits from increased liquidity in the economy.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRAs") and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At June 30, 2020, total assets managed by Oriental’s trust division and OPC amounted to $3.049 billion, compared to $3.137 billion at December 31, 2019. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2020, total assets gathered by Oriental Financial Services and Oriental Insurance from its customers’ investment accounts amounted to $2.221 billion, compared to $2.376 billion at December 31, 2019. Decrease was mainly due to decrease in market interest rates.

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

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of June 30, 2020, no impairments have been recorded.

As of June 30, 2020, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	June 30	December 31,	Variance
	2020	2019	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$149,817	$402,656	-62.8%
Obligations of US government-sponsored agencies	1,824	1,961	-7.0%
US Treasury securities	197,340	397,184	-50.3%
CMOs issued by US government-sponsored agencies	48,612	54,760	-11.2%
GNMA certificates	141,765	216,470	-34.5%
FHLB stock	8,366	13,048	-35.9%
Other debt securities	881	1,138	-22.6%
Other investments	1,098	597	83.9%
Total investments	549,703	1,087,814	-49.5%
Loans	6,739,243	6,641,847	1.5%
Total investments and loans	7,288,946	7,729,661	-5.7%
Other assets:
Cash and due from banks (including restricted cash)	1,890,015	845,982	123.4%
Money market investments	10,022	6,775	47.9%
Foreclosed real estate	24,792	29,909	-17.1%
Accrued interest receivable	82,483	36,781	124.3%
Deferred tax asset, net	186,730	176,740	5.7%
Premises and equipment, net	82,234	81,105	1.4%
Servicing assets	47,926	50,779	-5.6%
Goodwill	86,069	86,069	0.0%
Right of use assets	34,692	39,112	-11.3%
Core deposit, customer relationship and other intangibles	51,406	56,965	-9.8%
Other assets and customers' liability on acceptances	147,404	157,783	-6.6%
Total other assets	2,643,773	1,568,000	68.6%
Total assets	$9,932,719	$9,297,661	6.8%
Investment portfolio composition:
FNMA and FHLMC certificates	27.3%	37.0%
Obligations of US government-sponsored agencies	0.3%	0.2%
US Treasury securities	35.9%	36.5%
CMOs issued by US government-sponsored agencies	8.8%	5.0%
GNMA certificates	25.8%	19.9%
FHLB stock	1.5%	1.2%
Other debt securities and other investments	0.4%	0.2%
	100.0%	100.0%

TABLE 5 - LOAN PORTFOLIO COMPOSITON

	June 30,	December 31,
	2020	2019
	(In thousands)
Loans held for investment:
Commercial	$2,582,269	$2,301,350
Mortgage	2,416,194	2,449,538
Consumer	461,653	485,060
Auto	1,492,396	1,530,166
	6,952,512	6,766,114
Allowance for credit losses	(232,701)	(230,755)
Total loans held for investment	6,719,811	6,535,359
Mortgage loans held for sale	19,432	19,591
Total loans, net	$6,739,243	$6,554,950

Oriental’s loan portfolio is composed of mortgage, commercial, consumer, and auto loans business products. As shown in Table 5 above, total loans, net, amounted to $6.739 billion at June 30, 2020 and $6.642 billion at December 31, 2019. Oriental’s loans held-for-investment portfolio composition and trends were as follows:

• Mortgage loan portfolio amounted to $2.416 billion (34.8% of the gross loan portfolio) compared to $2.489 billion (36.9% of the gross originated loan portfolio) at December 31, 2019. Mortgage loan production totaled $21.1 million and $51.9 million for the quarter and six-month period ended June 30, 2020, respectively, which represents a decrease of 4.8% and an increase of 12.8% from $22.2 million and $45.3 million for the same periods in 2019. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $75.1 million and $75.2 million at June 30, 2020 and December 31, 2019, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

• Commercial loan portfolio amounted to $2.583 billion (37.1% of the gross loan portfolio) compared to $2.222 billion (33.0% of the gross loan portfolio) at December 31, 2019. Commercial production, including the U.S. loan program production and PPP loans, increased 249.3% and 59.3% to $420.7 million and $521.9 million for the quarters and six-month periods ended June 30, 2020, respectively, from $120.4 million and $212.6 million for the same periods in 2019.

• Consumer loan portfolio amounted to $461.7 million (6.6% of the gross loan portfolio) compared to $504.5 million (7.5% of the gross loan portfolio) at December 31, 2019. Consumer loan production decreased 70.1% to $14.2 million and 6.6% to $53.4 million for the quarter and six-month period ended June 30, 2020, respectively, from $47.3 million and $88.2 million for the same periods in 2019.

• Auto and leasing portfolio amounted to $1.492 billion (21.5% of the gross loan portfolio) compared to $1.523 billion (22.6% of the gross originated loan portfolio) at December 31, 2019. Auto production decreased 6.5% to $47.4 million and 6.4% to $156.7 million for the quarter and six-month period ended June 30, 2020, respectively, compared to $136.3 million and $256.5 million for the same periods in 2019.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	June 30, 2020
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$7,359	$259	3.52%	$7,251	$442	6.10%	$60,173	$1,944	3.23%
90 - 119 days	62	2	3.23%	-	-	0.00%	907	131	14.44%
120 - 179 days	8	1	12.50%	-	-	0.00%	1,412	132	9.35%
180 - 364 days	-	-	0.00%	-	-	0.00%	1,848	315	17.05%
365+ days	89	3	3.37%	280	18	6.43%	8,509	402	4.72%
Total	$7,518	$265	3.52%	$7,531	$460	6.11%	$72,849	$2,924	4.01%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.19%			0.19%			1.86%
Refinanced or Modified Loans:
Amount	$2,092	$125	5.98%	$583	$23	3.95%	$27,651	$2,190	7.92%
Percentage of Higher-Risk Loan Category	27.83%			7.74%			37.96%
Loan-to-Value Ratio:
Under 70%	$4,909	$186	3.79%	$1,913	$120	6.27%	$-	$-	-
70% - 79%	592	23	3.89%	938	59	6.29%	-	-	-
80% - 89%	1,733	29	1.67%	3,298	208	6.31%	-	-	-
90% and over	284	27	9.51%	1,382	73	5.28%	72,849	2,924	4.01%
	$7,518	$265	3.52%	$7,531	$460	6.11%	$72,849	$2,924	4.01%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans. Only Non-PCD loans.

The following table includes the maturities of Oriental's lending exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and one loan to a public corporation acquired in the Scotiabank PR & USVI Acquisition. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $275.3 million at June 30, 2020.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

June 30, 2020
			Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Public corporations	$24,141	$24,141	$-	$-
Municipalities	133,218	64,970	36,245	32,003
Total	$157,359	$89,111	$36,245	$32,003

Loans to municipalities referred to above amounting to $64.2 million matured in July 2020 and were renewed for seven years, net of a principal repayment of $26 million.

Credit Risk Management

Allowance for Credit Losses

Oriental maintains an allowance for credit losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. Oriental’s allowance for credit losses ("ACL") policy provides for a detailed quarterly analysis of lifetime expected credit losses.

On January 1, 2020, Oriental adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. Upon adoption of the new accounting standard, Oriental recorded a net increase of $89.7 million in the allowance for credit losses on January 1, 2020 which was comprised of a net increase of $39.2 million allowance for credit losses for Non-PCD loans decreasing retained earnings and $50.5 million for PCD loans, made through the allowance and loan balances with no impact in capital. The allowance for credit losses further increased by $26.5 million at June 30, 2020, which included a $39.1 million increase primarily due to the deterioration in the economic outlook resulting from the impact of COVID-19.

Tables 8 through 10 set forth an analysis of activity in the allowance for credit losses and present selected credit loss statistics for June 30, 2020 and December 31, 2019 (prior to the adoption of the CECL accounting standard). In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Credit Losses” section in the MD&A for a more detailed analysis of provisions for credit losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At June 30, 2020 and December 31, 2019, Oriental had $82.4 million and $80.9 million, respectively, of non-accrual loans, including non-PCD loans accounted for under ASU 2016-13.

At June 30, 2020 and December 31, 2019, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-performing assets amounted to $102.2 million and $103.7 million, respectively.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

At June 30, 2020, Oriental’s non-performing assets increased by 67.4% to $198.8 million including PCD loans as a result of the new methodology (2.00% of total assets) from $118.7 million (1.28% of total assets) at December 31, 2019. Foreclosed real estate and other repossessed assets amounting to $24.8 million and $1.4 million, respectively, at June 30, 2020, and $29.9 million and $3.3 million, respectively, at December 31, 2019, were recorded at fair value. Oriental does not expect non-performing loans to result in significantly higher losses. At June 30, 2020, the allowance coverage ratio to non-performing loans was 134.8% (99.5% at December 31, 2019).

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

The following items comprise non-performing loans held for investment, Non-PCD and PCDs:

Commercial loans —At June 30, 2020, Oriental’s non-performing commercial loans amounted to $111.6 million (64.6 % of Oriental’s non-performing loans), a 160.4% increase from $42.8 million at December 31, 2019 (50.1% of Oriental’s non-performing loans). Increase was mainly due to PCD loan pools in nonaccrual amounting to $81.1 million from the Scotiabank PR & USVI Acquisition. Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.

Residential mortgage loans —At June 30, 2020, Oriental’s non-performing mortgage loans totaled $45.6 million (26.4% of Oriental’s non-performing loans), a 102.0% increase from $22.6 million (26.4% of Oriental’s non-performing loans) at December 31, 2019. Non-PCD residential mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.

Consumer loans —At June 30, 2020, Oriental’s non-performing consumer loans amounted to $4.9 million (2.9% of Oriental’s non-performing loans), a 14.5% decrease from $5.8 million at December 31, 2019 (6.8% of Oriental’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto loans and leases —At June 30, 2020, Oriental’s non-performing auto loans and leases amounted to $10.5 million (6.1% of Oriental’s total non-performing loans), a decrease of 26.3% from $14.3 million at December 31, 2019 (16.7% of Oriental’s total non-performing loans). Non-PCD auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.

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

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	June 30,	December 31,	Variance
	2020	2019	%
	(In thousands)
Allowance for credit losses:
Non-PCD
Commercial	$43,011	$25,993	65.5%
Mortgage	19,973	8,727	128.9%
Consumer	31,954	18,446	73.2%
Auto and leases	56,569	31,878	77.5%
Total allowance for credit losses	$151,507	$85,044	$78.2%

PCD
Commercial	$48,913	8,893	450.0%
Mortgage	30,920	21,655	42.8%
Consumer	169	-	100.0%
Auto and leases	1,192	947	25.9%
Total allowance for credit losses	$81,194	31,495	157.8%

Allowance for credit losses summary
Commercial	$91,924	$34,886	163.5%
Mortgage	50,893	30,382	67.5%
Consumer	32,123	18,446	74.1%
Auto and leases	57,761	32,825	76.0%
Total allowance for credit losses	$232,701	$116,539	$99.7%

Allowance composition:
Commercial	39.5%	29.9%
Mortgage	21.9%	26.1%
Consumer	13.8%	15.8%
Auto and leases	24.8%	28.2%
	100.0%	100.0%

Allowance coverage ratio at end of period:
Commercial	3.6%	1.6%	126.8%
Mortgage	2.1%	1.2%	72.9%
Consumer	7.0%	3.7%	90.4%
Auto and leases	3.9%	2.2%	79.6%
	3.4%	1.7%	93.7%

Allowance coverage ratio to non-performing loans:
Commercial	82.4%	81.5%	1.2%
Mortgage	111.7%	134.7%	-17.1%
Consumer	649.6%	318.8%	103.8%
Auto and leases	548.1%	229.6%	138.7%
	134.8%	136.4%	-1.1%

TABLE 9 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2020	2019	%	2020	2019	%
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$230,755	$162,488	42.0%	$116,539	$164,231	-29.0%
Impact of ASC 326 adoption	-	-	100.0%	89,720	-	100.0%
Provision for credit losses	17,696	17,705	-0.1%	66,226	29,955	121.1%
Charge-offs	(21,363)	(18,830)	13.5%	(52,926)	(36,519)	44.9%
Allowance derecognition	-	(4,569)	-100.0%	-	(5,683)	-100.0%
Recoveries	5,613	5,848	-4.0%	13,142	10,658	23.3%
Balance at end of period	$232,701	$162,642	$43.1%	$232,701	$162,642	$43.1%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2020	2019	%	2020	2019	%
	(Dollars in thousands)
Non-PCD
Mortgage
Charge-offs	$(185)	$(604)	-69.4%	$(603)	$(1,191)	-49.4%
Recoveries	9	316	-97.2%	258	603	-57.2%
Total	(176)	(288)	-38.9%	(345)	(588)	-41.3%
Commercial
Charge-offs	(497)	(2,226)	-77.7%	(4,268)	(3,312)	28.9%
Recoveries	631	179	252.5%	2,153	328	556.4%
Total	134	(2,047)	-106.5%	(2,115)	(2,984)	-29.1%
Consumer
Charge-offs	(4,187)	(5,272)	-20.6%	(10,202)	(9,831)	3.8%
Recoveries	443	405	9.4%	1,087	708	53.5%
Total	(3,744)	(4,867)	-23.1%	(9,115)	(9,123)	-0.1%
Auto and leases
Charge-offs	(13,300)	(10,728)	24.0%	(26,353)	(22,185)	18.8%
Recoveries	3,405	4,948	-31.2%	7,616	9,019	-15.6%
Total	(9,895)	(5,780)	71.2%	(18,737)	(13,166)	42.3%

PCD Loans:
Mortgage
Charge-offs	$(2,178)	$-	100.0%	$(7,321)	$-	100.0%
Recoveries	580	-	100.0%	702	-	100.0%
Total	(1,598)	-	100.0%	(6,619)	-	100.0%
Commercial
Charge-offs	(386)	-	100.0%	(2,743)	-	100.0%
Recoveries	286	-	100.0%	661	-	100.0%
Total	(100)	-	100.0%	(2,082)	-	100.0%
Consumer
Charge-offs	(30)	-	100.0%	(461)	-	100.0%
Recoveries	30	-	100.0%	93	-	100.0%
Total	-	-	100.0%	(368)	-	100.0%
Auto and leases
Charge-offs	(600)	-	100.0%	(975)	-	100.0%
Recoveries	229	-	100.0%	572	-	100.0%
Total	(371)	-	100.0%	(403)	-	100.0%

Total charge-offs	(21,363)	(18,830)	13.5%	(52,926)	(36,519)	44.9%
Total recoveries	5,613	5,848	-4.0%	13,142	10,658	23.3%
Net charge-offs	$(15,750)	$(12,982)	21.3%	$(39,784)	$(25,861)	53.8%

Net credit losses to average loans outstanding:

Mortgage	0.43%	0.18%	136.39%	0.68%	0.18%	273.99%
Commercial	-0.01%	0.52%	-101.53%	0.42%	0.38%	12.54%
Consumer	4.39%	5.05%	-13.13%	4.52%	4.75%	-5.00%
Auto and leases	3.85%	1.93%	99.84%	2.94%	2.23%	32.08%
Total	1.31%	1.36%	-3.71%	1.39%	1.36%	1.66%
Recoveries to charge-offs	26.27%	31.06%	-15.40%	24.83%	29.18%	-14.92%
Average Loans Held for Investment (a)
Mortgage	$1,668,071	$640,141	160.6%	$2,041,782	$644,749	216.7%
Commercial	1,725,648	1,585,404	8.8%	1,981,379	1,585,379	25.0%
Consumer	341,235	385,356	-11.4%	420,032	383,884	9.4%
Auto and leases	1,065,750	1,199,105	-11.1%	1,301,152	1,182,157	10.1%
Total	$4,800,704	$3,810,006	26.0%	$5,744,345	$3,796,169	51.3%

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

TABLE 11 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance
	2020	2019	(%)
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans
Troubled-Debt Restructuring loans	$22,369	$23,587	-5.2%
Other loans	64,174	57,336	11.9%
Accruing loans
Troubled-Debt Restructuring loans	3,260	3,317	-1.7%
Other loans	347	500	-30.6%
Total	$90,150	$84,740	6.4%
PCD	82,449	724	11288.0%
Total non-performing loans	$172,599	$85,464	102.0%
Foreclosed real estate	24,792	29,909	-17.1%
Other repossessed assets	1,360	3,327	-59.1%
	$198,751	$118,700	67.4%

Non-performing assets to total assets	2.00%	1.28%	56.3%
Non-performing assets to total capital	19.09%	11.35%	68.2%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$686	$937	$1,102	$1,644

TABLE 12 - NON-PERFORMING LOANS

	June 30,	December 31,	Variance
	2020	2019	%
	(In thousands)
Non-performing loans
Non-PCD
Commercial	$30,491	$42,606	-28.4%
Mortgage	44,187	22,552	95.9%
Consumer	4,933	5,287	-6.7%
Auto and leases	10,539	14,295	-26.3%
Total	$90,150	$84,740	6.4%

PCD
Commercial	$81,062	$225	35927.6%
Mortgage	1,375	-	100.0%
Consumer	12	499	-97.6%
Total	$82,449	$724	11288.0%
Total non-performing loans	$172,599	$85,464	102.0%

Non-performing loans composition percentages:
Commercial	64.6%	50.1%
Mortgage	26.4%	26.4%
Consumer	2.9%	6.8%
Auto and leases	6.1%	16.7%
	100.0%	100.0%

Non-performing loans to:
Total loans	2.5%	1.8%	38.5%
Total assets	1.7%	0.9%	91.2%
Total capital	16.6%	8.1%	104.4%

Non-performing loans with partial charge-offs to:
Total loans	1.2%	0.5%	125.0%
Non-performing loans	47.2%	29.3%	61.4%

Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	73.1%	123.0%	-40.6%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	255.6%	141.9%	80.1%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	June 30,	December 31,	Variance
	2020	2019	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$2,216,306	$1,675,315	32.3%
NOW accounts	2,154,065	1,903,757	13.1%
Savings and money market accounts	2,017,180	1,836,480	9.8%
Certificates of deposit	2,143,562	2,271,286	-5.6%
Total deposits	8,531,113	7,686,838	11.0%
Accrued interest payable	10,813	11,772	-8.1%
Total deposits and accrued interest payable	8,541,926	7,698,610	11.0%
Borrowings:
Securities sold under agreements to repurchase	-	190,274	-100.0%
Advances from FHLB	67,518	78,009	-13.4%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	822	1,195	-31.2%
Total borrowings	104,423	305,561	-65.8%
Total deposits and borrowings	8,646,349	8,004,171	8.0%

Other Liabilities:
Derivative liabilities	2,078	913	127.6%
Acceptances outstanding	20,034	21,599	-7.2%
Lease liability	35,694	39,840	-10.4%
Other liabilities	187,280	185,660	0.9%
Total liabilities	$8,891,435	$8,252,183	7.7%
Deposits portfolio composition percentages:
Non-interest bearing deposits	26.0%	21.8%
NOW accounts	25.2%	24.8%
Savings and money market accounts	23.7%	23.9%
Certificates of deposit	25.1%	29.5%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	0.0%	62.3%
Advances from FHLB	64.7%	25.5%
Other term notes	0.8%	0.4%
Subordinated capital notes	34.5%	11.8%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$-	$190,000
Daily average outstanding balance	$46,154	$299,842
Maximum outstanding balance at any month-end	$190,000	$461,954

Liabilities and Funding Sources

As shown in Table 13 above, at June 30, 2020, Oriental’s total liabilities were $8.891 billion, 7.7% more than the $8.252 billion reported at December 31, 2019. Deposits and borrowings, Oriental’s funding sources, amounted to $8.646 billion at June 30, 2020 versus $8.004 billion at December 31, 2019, an 8.0% increase, mainly from higher core deposits by $868.6 million, while brokered deposits and borrowings decreased $25.3 million and $201.1 million, respectively.

At June 30, 2020, deposits represented 99% and borrowings represented 1% of interest-bearing liabilities. At June 30, 2020, deposits, the largest category of Oriental’s interest-bearing liabilities, were $8.542 billion, an increase of 11.0% from $7.699 billion at December 31, 2019, reflecting higher commercial deposits from existing and new clients and in retail accounts from increased liquidity in the economy.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. The overall declines in brokered deposits and borrowings are part of the strategy to replace higher cost funding with lower cost core deposits.

Stockholders’ Equity

At June 30, 2020, Oriental’s total stockholders’ equity was $1.041 billion, a 0.4% decrease when compared to $1.045 billion at December 31, 2019. This decrease in stockholders’ equity reflects decreases in retained earnings of $14.9 million and in treasury stock, at cost, of $782 thousand; and increases in accumulated other comprehensive income, net of tax of $8.6 million, in legal surplus of $2.6 million, and in additional paid-in capital of $345 thousand. Decrease in retained earnings was mainly due to the $25.5 million net impact of CECL implementation. Book value per share was $18.69 at June 30, 2020 compared to $18.75 at December 31, 2019.

From December 31, 2019 to June 30, 2020, tangible common equity to total assets decreased from 8.96% to 8.39%, leverage capital ratio increased from 9.24% to 10.16%, common equity tier 1 capital ratio increased from 10.91% to 12.03%, tier 1 risk-based capital ratio increased from 12.64% to 13.71%, and total risk-based capital ratio increased from 13.91% to 14.96%.

Regulatory Capital

Oriental and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to Oriental and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2020, the capital ratios of Oriental and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

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

In July 2019, the federal banking agencies adopted a final rule, pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996, that simplifies for non-advanced approaches banking organizations. It simplifies the regulatory capital treatment for mortgage servicing assets (MSA) and certain deferred tax assets arising from temporary differences (temporary difference DTAs). It increases common equity tier 1 (CET1) capital threshold deductions from 10 percent to 25 percent and removes the aggregate 15 percent CET1 threshold deduction. However, it retains the 250 percent risk weight applicable to non-deducted amounts of MSAs and temporary difference DTAs. In November 2019, the agencies jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020 or wait until the quarter beginning April 1, 2020. On January 1, 2020, the Company elected to early implement the simplifications to the capital rule. As a result, capital ratios increased.

The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of June 30, 2020 and December 31, 2019, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are the consolidated capital ratios of Oriental under the Basel III capital rules at June 30, 2020 and December 31, 2019:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA
	June 30,	December 31,	Variance
	2020	2019	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,041,284	$1,045,478	-0.4%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	12.03%	10.91%	10.3%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$836,899	735,441	13.8%
Minimum common equity tier 1 capital required	$313,106	303,338	3.2%
Minimum capital conservation buffer required	$173,948	168,521	3.2%
Excess over regulatory requirement	$349,845	263,582	32.7%
Risk-weighted assets	$6,957,906	6,740,846	3.2%
Tier 1 risk-based capital ratio	13.71%	12.64%	8.5%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$953,769	$852,311	11.9%
Minimum tier 1 risk-based capital required	$417,474	$404,451	3.2%
Excess over regulatory requirement	$536,295	$447,860	19.7%
Risk-weighted assets	$6,957,906	$6,740,846	3.2%
Total risk-based capital ratio	14.96%	13.91%	7.5%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,040,987	$937,962	11.0%
Minimum total risk-based capital required	$556,632	$539,268	3.2%
Excess over regulatory requirement	$484,355	$398,694	21.5%
Risk-weighted assets	$6,957,906	$6,740,846	3.2%
Leverage capital ratio	10.16%	9.24%	10.0%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$953,769	$852,311	11.9%
Minimum tier 1 capital required	$375,475	$369,151	1.7%
Excess over regulatory requirement	$578,294	$483,160	19.7%
Tangible common equity to total assets	8.28%	8.83%	-6.2%
Tangible common equity to risk-weighted assets	11.81%	12.17%	-3.0%
Total equity to total assets	10.48%	11.24%	-6.8%
Total equity to risk-weighted assets	14.97%	15.51%	-3.5%
Stock data:
Outstanding common shares	51,342,232	51,398,956	-0.1%
Book value per common share	$18.69	$18.75	-0.3%
Tangible book value per common share	$16.01	$15.96	0.3%
Market price at end of period	$13.37	$23.61	-43.4%
Market capitalization at end of period	$686,446	$1,213,529	-43.4%

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(In thousands, except share or per share information)
Total stockholders' equity	$1,041,284	$1,045,478
Preferred stock	(92,000)	(92,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(39,060)	(43,185)
Customer relationship intangible	(11,921)	(13,213)
Other intangibles	(425)	(567)
Total tangible common equity (non-GAAP)	$821,939	$820,574
Total assets	9,932,719	9,297,663
Goodwill	(86,069)	(86,069)
Core deposit intangible	(39,060)	(43,185)
Customer relationship intangible	(11,921)	(13,213)
Other intangibles	(425)	(567)
Total tangible assets	$9,795,244	$9,154,629
Tangible common equity to tangible assets	8.39%	8.96%
Common shares outstanding at end of period	51,342,232	51,398,956
Tangible book value per common share	$16.01	$15.96

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

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	June 30,	December 31,	Variance
	2020	2019	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$836,899	$735,441	13.8%
Additional tier 1 capital	116,870	116,870	0.0%
Tier 1 capital	953,769	852,311	11.9%
Additional Tier 2 capital	87,218	85,652	1.8%
Total risk-based capital	$1,040,987	$937,963	11.0%
Risk-weighted assets:
Balance sheet items	$6,586,725	$6,321,472	4.2%
Off-balance sheet items	371,181	419,374	-11.5%
Total risk-weighted assets	$6,957,906	$6,740,846	3.2%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	12.03%	10.91%	10.3%
Tier 1 capital (minimum required - 6%)	13.71%	12.64%	8.4%
Total capital (minimum required - 8%)	14.96%	13.91%	7.5%
Leverage ratio (minimum required - 4%)	10.16%	9.24%	10.0%
Equity to assets	10.48%	11.24%	-6.8%
Tangible common equity to assets	8.28%	8.83%	-6.2%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2020 and December 31, 2019:

	June 30,	December 31,	Variance
	2020	2019	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.15%	12.09%	8.8%
Actual common equity tier 1 capital	$911,553	$813,444	12.1%
Minimum capital requirement (4.5%)	$311,872	$302,782	3.0%
Minimum capital conservation buffer requirement (1.875%)	$173,262	$168,212	3.0%
Minimum to be well capitalized (6.5%)	$450,482	$437,351	3.0%
Tier 1 Capital to Risk-Weighted Assets	13.15%	12.09%	8.8%
Actual tier 1 risk-based capital	$911,553	$813,444	12.1%
Minimum capital requirement (6%)	$415,829	$403,709	3.0%
Minimum to be well capitalized (8%)	$554,439	$538,279	3.0%
Total Capital to Risk-Weighted Assets	14.41%	13.36%	7.9%
Actual total risk-based capital	$998,432	$898,812	11.1%
Minimum capital requirement (8%)	$554,439	$538,279	3.0%
Minimum to be well capitalized (10%)	$693,049	$672,848	3.0%
Total Tier 1 Capital to Average Total Assets	9.76%	8.85%	10.2%
Actual tier 1 capital	$911,553	$813,444	12.1%
Minimum capital requirement (4%)	$373,487	$367,537	1.6%
Minimum to be well capitalized (5%)	$466,859	$459,421	1.6%

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At June 30, 2020 and December 31, 2019, Oriental’s market capitalization for its outstanding common stock was $686.4 million ($13.37 per share) and $1.214 billion ($23.61 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2020
June 30, 2020	$15.10	$9.38	$0.07
March 31, 2020	$23.50	$9.32	$0.07
2019
December 31, 2019	$23.61	$20.00	$0.07
September 30, 2019	$24.20	$19.84	$0.07
June 30, 2019	$23.77	$18.78	$0.07
March 31, 2019	$21.24	$16.37	$0.07
2018
December 31, 2018	$18.56	$14.93	$0.07
September 30, 2018	$17.60	$14.45	$0.06
June 30, 2018	$14.75	$10.60	$0.06
March 31, 2018	$12.05	$8.60	$0.06

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $5.5 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the six-month period ended June 30, 2020, Oriental purchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. There were no repurchases during the six-month period ended June 30, 2019.

At June 30, 2020, the number of shares that may yet be purchased under such program is estimated at 412,150 and was calculated by dividing the remaining balance of $5.5 million by $13.37 (closing price of Oriental's common stock at June 30, 2020). Oriental did not purchase any shares of its common stock during the six-month periods ended June 30, 2020, other than through its publicly announced stock repurchase program.

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

All aspects of Oriental’s business activities are susceptible to risk. Consequently, risk identification and monitoring are essential to risk management. As more fully discussed below, Oriental’s primary risk exposures include market, interest rate, credit, liquidity, operational and concentration risks.

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

These simulations are complex and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2020 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$27,976	7.11%	$23,152	6.00%
+ 100 Basis points	$14,948	3.80%	$12,510	3.24%
- 100 Basis points	$(1,946)	-0.49%	$(1,787)	-0.46%
- 200 Basis points	$(2,161)	-0.55%	$(2,061)	-0.53%

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of June 30, 2020.

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

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowing transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $2.1 million (notional amount of $31.1 million) was recognized at June 30, 2020 related to the valuation of these swaps.

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of June 30, 2020, Oriental had $31.1 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $31.1 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for Oriental is its lending activities. In Puerto Rico, Oriental’s principal market, economic conditions are very challenging, as they have been for the last twelve years, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s fiscal and liquidity crisis, and the payment defaults on various Puerto Rico government bonds, with severe austerity measures expected for the Puerto Rico government to be able to restructure its debts under the supervision of the federally-created Fiscal Oversight and Management Board for Puerto Rico. In addition, as was demonstrated by the January 2020 earthquakes and hurricanes Irma and Maria in September 2017, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. Moreover, the Puerto Rico government's fiscal challenges and Puerto Rico's unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing Oriental's loans may suffer significant damages.

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

During the six-month period ended June 30, 2020, the Covid-19 pandemic has negatively impacted economic activity in Puerto Rico, the U.S. and around the world. Nevertheless, we did not see meaningful impacts to loan portfolio delinquencies, nonperforming loans or charge-offs as of and during the six-month period ended June 30, 2020. To provide relief to individuals and businesses in the U.S., in March and April 2020, the President signed into law four economic stimulus packages, including the CARES Act. U.S. bank regulatory agencies also issued interagency guidance to financial institutions that are working with borrowers affected by Covid-19.

To support our customers, we have implemented various loan modification programs and other forms of support, including offering loan payment deferrals, waiver of certain fees and pausing foreclosure sales, evictions and repossessions. For a description of the loan modification programs that we have implemented, see Executive Summary - Recent Developments – Covid-19 Pandemic 2020 of the MD&A. For information on the accounting for loan modifications related to the Covid-19 pandemic, see Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of June 30, 2020, Oriental had $218.2 million in brokered deposits.

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

These liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the Covid-19 pandemic. Nevertheless, Oriental’s liquidity will be impacted by loan principal and interest payment deferrals that are being granted for certain customers due to Covid-19. Cash flow from loan payments may be reduced due to the deferrals which have being granted for up to 120 days. Requests for loan payment deferrals rose in the second quarter of 2020. While some loan payment deferrals will end in the third quarter of 2020, we anticipate some borrowers may be requesting second deferrals for up to 60 additional days. In the case of loans serviced by Oriental for the Federal National Mortgage Association ("FNMA"), Oriental is required to advance to the owners the payment of principal and interest on a scheduled basis for four months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by Oriental and are expected to be collected from the borrower and/or government agency (FNMA). Additionally, liquidity could be adversely impacted if customers withdraw significant deposit balances due to Covid-19 concerns.

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

As of June 30, 2020, Oriental had approximately $1.899 billion in unrestricted cash and cash equivalents, $353.7 million in investment securities that are not pledged as collateral, and $859.0 million in borrowing capacity at the FHLB-NY.

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

The Business Continuity Plan has allowed us to effectively manage the operational disruption that began in the first quarter of 2020 from the Covid-19 pandemic. For more information on the effects of the pandemic, see Executive Summary - Recent Developments – Covid-19 Pandemic 2020 of the MD&A.

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

Concentration Risk

Most of Oriental’s business activities and a significant portion of its credit exposure are concentrated in Puerto Rico. As a consequence, Oriental’s profitability and financial condition may be adversely affected by an extended economic slowdown, adverse political, fiscal or economic developments in Puerto Rico or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of its loans and loan servicing portfolio.

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

Internal Control over Financial Reporting

Effective January 1, 2020, Oriental adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. On December 31, 2019, Oriental closed the Scotiabank PR & USVI Acquisition as described elsewhere in this report. Oriental is still in the process of integrating policies, processes, internal controls, people, technology and operations relating to this transaction into our overall internal controls over financial reporting. As integration activities occur, management will modify existing internal controls and/or implement additional internal controls when necessary to appropriately address underlying risks. In addition, during this integration period, management has extended its oversight and monitoring processes that support internal control over financial reporting, and to-date, while this acquisition is considered a significant change to Oriental's internal control over financial reporting, management has not identified any other changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

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

The Covid-19 pandemic has adversely impacted, and may continue to adversely impact, our business, financial condition, capital and results of operations. The extent of these impacts depends on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and magnitude of the pandemic, the actions taken to contain the virus or treat its impact, the effectiveness of economic stimulus measures in Puerto Rico and the United States, and how quickly and to what extent economic and operating conditions and consumer and business spending can return to their pre-pandemic levels. As a result, our loan growth and the overall demand for our products and services may be significantly impacted, which could adversely affect our revenue and other results of operations. In addition, we could experience higher credit losses in our loan portfolios and increases in our allowance for credit losses. For example, as a result of the significant uncertainty due to the Covid-19 pandemic we realized a substantial build in our allowance for credit losses for the six-month period ended June 30, 2020. Oriental’s interest income could also be reduced due to Covid-19. Oriental is continuing to grant or extend loan payment deferrals in the third quarter and therefore expects that the accrued interest receivable balance on the deferred loans will continue to increase. Interest and fees still accrue on amounts that are deemed collectible during the deferral period, however, should Oriental later determine that collection of payments is not expected and eventual credit losses on these deferred payments emerge, accrued and unpaid interest income and fees will need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, Oriental is unable to project the probability and materiality of such an impact to net income. We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital. Even after the Covid-19 pandemic has subsided, we may continue to experience adverse impacts to our business and results of operations, which could be material, as a result of the macroeconomic impact and any recession that has occurred or may occur in the future.

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

Any shares of common stock repurchased are held by the Company as treasury shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the six-month period ended June 30, 2020, the Company purchased 175,000 additional shares under this program for a total of $2.2 million, at an average price of $12.69 per share.

The following table presents the shares repurchased for each month during the six-month period ended June 30, 2020, excluding the months of January, February, April, May and June during which no shares were purchased as part of the stock repurchase program:

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number of	Average price paid	as part of publicly	that may yet be purchased
Period	shares purchased	per share	announced programs	under the programs
				(In thousands)
March 1-31, 2020	175,000	$12.69	175,000	$5,510
Six-month period ended June 30, 2020	175,000	$12.69	175,000	$5,510

The number of shares that may yet be purchased under the current $70 million program is estimated at 412,150 and was calculated by dividing the remaining balance of $5.5 million by $13.37 (closing price of the Company’s common stock at June 30, 2020). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the six-month period ended June 30, 2020.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from Oriental’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: August 7, 2020
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: August 7, 2020
Maritza Arizmendi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
By:	/s/ Krisen Aguirre Torres	Date: August 7, 2020
Krisen Aguirre Torres
Vice President Financial Reporting and Accounting Control