Form 10-Q
period 2020-09-30
OFG BANCORP
filed 2020-11-06
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

51,347,086 common shares ($1.00 par value per share) outstanding as of October 31, 2020

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

Other factors not identified above, including those described under the headings “Risk Factors”, "Quantitative and Qualitative Disclosures about Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019 may also cause actual results to differ materially from those described in our forward-looking statements.

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

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30,	December 31,
	2020	2019
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,267,383	$844,532
Money market investments	14,617	6,775
Total cash and cash equivalents	2,282,000	851,307
Restricted cash	1,050	1,450
Investments:
Trading securities, at fair value, with amortized cost of $162 (December 31, 2019 - $182)	22	37
Investment securities available-for-sale, at fair value, with amortized cost of $412,900
(December 31, 2019, amortized cost $1,074,475); no allowance for credit losses for any period	423,815	1,074,169
Federal Home Loan Bank (FHLB) stock, at cost	8,322	13,048
Other investments	2,205	560
Total investments	434,364	1,087,814
Loans:
Loans held-for-sale, at lower of cost or fair value	54,526	19,591
Loans held for investment, net of allowance for credit losses of $235,313 (December 31, 2019 - $116,539)	6,524,614	6,622,256
Total loans	6,579,140	6,641,847
Other assets:
Foreclosed real estate	19,456	29,909
Accrued interest receivable	71,830	37,120
Deferred tax asset, net	178,957	176,740
Premises and equipment, net	83,270	81,105
Customers' liability on acceptances	18,291	21,599
Core deposit, customer relationship and other intangibles	48,650	56,965
Servicing assets	47,242	50,779
Goodwill	86,069	86,069
Operating lease right-of-use assets	35,900	39,112
Other assets	132,772	135,845
Total assets	$10,018,991	$9,297,661

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019 (CONTINUED)

	September 30,	December 31,
	2020	2019
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,682,991	$3,579,115
Savings accounts	1,949,362	1,836,480
Time deposits	2,000,104	2,283,015
Total deposits	8,632,457	7,698,610
Borrowings:
Securities sold under agreements to repurchase	-	190,274
Advances from FHLB	66,543	78,009
Subordinated capital notes	36,083	36,083
Other borrowings	238	1,195
Total borrowings	102,864	305,561
Other liabilities:
Derivative liabilities	1,895	913
Acceptances executed and outstanding	18,291	21,599
Operating lease liabilities	37,029	39,840
Accrued expenses and other liabilities	162,133	185,660
Total liabilities	8,954,669	8,252,183
Commitments and contingencies (See Note 21)	nil	nil
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2019 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 51,344,586 shares outstanding (December 31, 2019 - 59,885,234;
51,398,956 )	59,885	59,885
Additional paid-in capital	621,978	621,515
Legal surplus	101,233	95,779
Retained earnings	284,053	279,646
Treasury stock, at cost, 8,540,648 shares (December 31, 2019 - 8,486,278 shares)	(103,095)	(102,339)
Accumulated other comprehensive income (loss), net of tax of $-753 (December 31, 2019 - $206)	8,268	(1,008)
Total stockholders’ equity	1,064,322	1,045,478
Total liabilities and stockholders’ equity	$10,018,991	$9,297,661

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Interest income:
Loans	$112,047	$85,772	$347,014	$254,971
Mortgage-backed securities	1,498	3,553	5,890	17,465
Investment securities and other	1,392	4,330	7,422	10,184
Total interest income	114,937	93,655	360,326	282,620
Interest expense:
Deposits	14,620	10,554	46,685	29,594
Securities sold under agreements to repurchase	-	1,342	1,335	6,234
Advances from FHLB and other borrowings	476	550	1,521	1,671
Subordinated capital notes	308	499	1,091	1,537
Total interest expense	15,404	12,945	50,632	39,036
Net interest income	99,533	80,710	309,694	243,584
Provision for credit losses	13,669	43,770	78,496	73,724
Net interest income after provision for credit losses	85,864	36,940	231,198	169,860
Non-interest income:
Banking service revenue	16,297	10,813	45,678	32,054
Wealth management revenue	7,272	6,611	20,924	19,162
Mortgage banking activities	3,917	1,118	10,223	2,953
Total banking and financial service revenues	27,486	18,542	76,825	54,169

Net gain on:
Sale of securities	-	3,498	4,728	8,274
Early extinguishment of debt	-	-	(63)	(7)
Bargain purchase from Scotiabank PR & USVI acquisition	3,465	-	7,336	-
Other non-interest income	375	138	1,102	346
Total non-interest income, net	31,326	22,178	89,928	62,782

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019 (CONTINUED)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	31,955	20,500	102,005	60,716
Occupancy, equipment and infrastructure costs	11,943	7,307	35,220	22,564
Electronic banking charges	8,734	5,505	26,284	15,698
Information technology expenses	5,381	2,247	16,259	6,953
Professional and service fees	3,331	3,662	12,596	10,297
Taxes, other than payroll and income taxes	3,774	2,235	10,123	6,530
Insurance	2,428	(366)	8,667	2,057
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	1,323	2,889	6,763	8,839
Loan servicing and clearing expenses	2,345	1,194	4,836	3,562
Advertising, business promotion, and strategic initiatives	1,481	1,333	4,643	3,859
Communication	1,117	956	2,993	2,556
Printing, postage, stationary and supplies	1,094	672	2,767	1,885
Director and investor relations	302	374	928	934
Merger and restructuring charges	2,681	1,556	5,991	2,556
Pandemic expenses	2,090	-	4,266	-
Other	3,465	663	11,906	5,325
Total non-interest expense	83,444	50,727	256,247	154,331
Income before income taxes	33,746	8,391	64,879	78,311
Income tax expense	6,308	1,008	13,853	23,479
Net income	27,438	7,383	51,026	54,832
Less: dividends on preferred stock	(1,628)	(1,628)	(4,884)	(4,884)
Income available to common shareholders	$25,810	$5,755	$46,142	$49,948
Earnings per common share:
Basic	$0.50	$0.11	$0.90	$0.97
Diluted	$0.50	$0.11	$0.89	$0.97
Average common shares outstanding and equivalents	51,527	51,772	51,563	51,695
Cash dividends per share of common stock	$0.07	$0.07	$0.21	$0.21

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Net income	$27,438	$7,383	$51,026	$54,832
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	661	5,111	15,949	19,063
Realized gain on sale of securities available-for-sale	-	(3,498)	(4,728)	(8,274)
Unrealized (loss) gain on cash flow hedges	181	(188)	(987)	(1,160)
Other comprehensive income before taxes	842	1,425	10,234	9,629
Income tax effect	(162)	(197)	(958)	(1,124)
Other comprehensive income after taxes	680	1,228	9,276	8,505
Comprehensive income	$28,118	$8,611	$60,302	$63,337

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Preferred stock:
Balance at beginning of period	$92,000	$92,000	$92,000	$92,000
Balance at end of period	92,000	92,000	92,000	92,000
Common stock:
Balance at beginning of period	59,885	59,885	59,885	59,885
Balance at end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	621,860	620,368	621,515	619,381
Stock-based compensation expense	144	580	1,468	1,567
Lapsed restricted stock units	(26)	-	(1,005)	-
Balance at end of period	621,978	620,948	621,978	620,948
Legal surplus:
Balance at beginning of period	98,347	95,019	95,779	90,167
Transfer from retained earnings	2,886	764	5,454	5,616
Balance at end of period	101,233	95,783	101,233	95,783
Retained earnings:
Balance at beginning of period	264,724	284,459	279,646	253,040
Topic 326 adoption	-	-	(25,494)	-
Topic 842 adoption	-	-	-	(736)
Balance at beginning of period (as adjusted for change in accounting principle)	264,724	284,459	254,152	252,304
Net income	27,438	7,383	51,026	54,832
Cash dividends declared on common stock	(3,595)	(3,596)	(10,787)	(10,782)
Cash dividends declared on preferred stock	(1,628)	(1,628)	(4,884)	(4,884)
Transfer to legal surplus	(2,886)	(764)	(5,454)	(5,616)
Balance at end of period	284,053	285,854	284,053	285,854
Treasury stock:
Balance at beginning of period	(103,121)	(103,171)	(102,339)	(103,633)
Stock repurchased	-	-	(2,226)	-
Lapsed restricted stock units and options	26	235	1,470	697
Balance at end of period	(103,095)	(102,936)	(103,095)	(102,936)
Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	7,588	(3,686)	(1,008)	(10,963)
Other comprehensive income, net of tax	680	1,228	9,276	8,505
Balance at end of period	8,268	(2,458)	8,268	(2,458)
Total stockholders’ equity	$1,064,322	$1,049,076	$1,064,322	$1,049,076

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

	Nine-Month Period Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$51,026	$54,832
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value (discounts) premiums on loans	(7,606)	3,250
Amortization of fair value premiums on acquired deposits	(1,955)	-
Amortization of investment securities premiums, net of accretion of discounts	4,142	3,905
Amortization of core deposit, customer relationships and other intangibles	8,315	877
Net change in operating leases	401	(95)
Depreciation and amortization of premises and equipment	9,382	6,265
Deferred income tax expense, net	12,127	476
Provision for credit losses	78,496	73,724
Stock-based compensation	1,468	1,567
Bargain purchase from Scotiabank PR & USVI acquisition	(7,336)	-
(Gain) loss on:
Sale of securities	(4,728)	(8,274)
Sale of loans	(2,202)	(380)
Early extinguishment of debt	63	7
Foreclosed real estate and other repossessed assets	1,078	2,666
Sale of other assets	(7)	(80)
Originations and purchases of loans held-for-sale	(143,394)	(59,879)
Proceeds from sale of loans held-for-sale	2,188	15,208
Net (increase) decrease in:
Trading securities	15	319
Other investments	-	(54)
Accrued interest receivable	(29,996)	3,784
Servicing assets	3,537	591
Other assets	3,320	463
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(4,038)	(1,875)
Accrued expenses and other liabilities	13,438	(56,288)
Net cash (used in) provided by operating activities	(12,266)	41,009

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019 (CONTINUED)

	Nine-Month Period Ended September 30,
	2020	2019
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	60,282	(1,117)
FHLB stock	-	(1,167)
Other investments	(1,645)	-
Maturities and redemptions of:
Investment securities available-for-sale	389,139	129,027
FHLB stock	4,726	3,286
Proceeds from sales of:
Investment securities available-for-sale	320,984	680,466
Foreclosed real estate and other repossessed assets, including write-offs	25,517	37,115
Loans held-for-investment	-	14,668
Fully charged-off loans	-	2,382
Premises and equipment	7	2,113
Origination and purchase of loans, excluding loans held-for-sale	(1,101,167)	(834,486)
Principal repayment of loans	1,060,606	722,367
Additions to premises and equipment	(11,512)	(9,160)
Outlays for business acquisitions	402	-
Net cash provided by investing activities	$747,339	$745,494
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	915,076	5,242
Securities sold under agreements to repurchase	(190,063)	(264,730)
FHLB advances, federal funds purchased, and other borrowings	(12,361)	775
Exercise of stock options with treasury shares	465	697
Purchase of treasury stock	(2,226)	-
Dividends paid on preferred stock	(4,884)	(4,881)
Dividends paid on common stock	(10,787)	(10,782)
Net cash provided by (used in) financing activities	$695,220	$(273,679)
Net change in cash, cash equivalents and restricted cash	1,430,293	512,824
Cash, cash equivalents and restricted cash at beginning of period	852,757	450,063
Cash, cash equivalents and restricted cash at end of period	$2,283,050	$962,887
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and due from banks	$2,267,383	$953,802
Money market investments	14,617	8,035
Restricted cash	1,050	1,050
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,283,050	$962,887
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$40,385	$39,710
Income taxes paid	$5,941	$36,924
Operating lease liabilities paid	$9,747	$5,174
Mortgage loans securitized into mortgage-backed securities	$108,244	$45,716
Transfer from held-to-maturity securities to available-for-sale securities	$-	$424,740
Transfer from loans to foreclosed real estate and other repossessed assets	$14,733	$34,532
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$261	$25,933

Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$-	$49
Financed sales of foreclosed real estate	$-	$1,016
Interest capitalized on loans subject to the temporary payment moratorium	$35,593	$-
Loans booked under the GNMA buy-back option	$62,651	$11,403
Initial recognition of operating lease right-of-use assets	$-	$21,930
Initial recognition of operating lease liabilities	$-	$23,689
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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of Oriental on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Operating results for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes.

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

Investment securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Oriental had no securities classified as held to maturity on September 30, 2020 or December 31, 2019. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses (those for which no allowance for credit losses are recorded) reported as a component of other comprehensive income, net of tax. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.

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

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $1.6 million and $4.1 million on September 30, 2020 and December 31, 2019, respectively, reported in accrued interest receivable on the consolidated statement of financial condition.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses, except for accrued interest receivable on loans that participated in the Covid-19 deferral programs. Oriental has elected to estimate expected credit losses on accrued interest receivable for loans that participated in the Covid-19 deferral programs separately from other components of the amortized costs basis. Accrued interest receivable totaled $70.2 million and $32.7 million on September 30, 2020 and December 31, 2019, respectively, reported in accrued interest receivable on the consolidated statement of financial condition. Accrued interest receivable on loans that participated in the Covid-19 deferral programs amounted to $43.1 million at September 30, 2020, $39.2 million corresponds to loans in current status. Allowance for credit losses for accrued interest receivable on loans that participated in the Covid-19 deferral programs amounted to $826 thousand at September 30, 2020. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income through the life of the loan.

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

Allowance for Credit Losses (“ACL”) – Loans: The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Re-evaluation of the ACL estimate in future periods in light of changes in composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Oriental continues to monitor and modify the level of the ACL to ensure it is adequate.

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

• ACL reserves are estimated over the contractual term of the financial asset adjusted for expected prepayments. Expected extensions are generally not considered unless the option to extend the loan cannot be canceled unilaterally by Oriental. Loan modifications are also not considered, unless Oriental has a reasonable expectation that it will execute a troubled debt restructuring (“TDR”). In the case of unconditionally cancelable accounts, such as credit cards, reserves are based on the expected life of the balance as of the evaluation date (assuming no further charges) and do not include any undrawn commitments that are unconditionally cancelable.

• The quantitative model utilizes a discounted cash flow (“DCF”) or undiscounted cash flow (“UDCF”) approach to estimate expected credit losses using probability of default (“PD”), loss given default (“LGD”), and exposure at default ("EAD”). DCF method is used for most of the Non-PCD portfolio using the amortization cost, and UDCF method for the PCD portfolio using the unpaid principal balance.

• An economic forecast period based on the relation of losses with key economic variables for each portfolio segment; Oriental has elected a 2-year reasonable and supportable forecast period, with an additional 1-year to mean straight-line reversion occurring within the credit loss models based on the economic inputs. The length of the reasonable and supportable forecast is evaluated at each reporting period and adjusted if deemed necessary.

• Inclusion of qualitative adjustments to consider factors that have not been accounted. For example, factors that Oriental considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others.

• The estimate of credit losses includes expected recoveries of amounts previously charged off (i.e., negative allowance) as well as consideration of expected amounts to be written off. If a loan has been charged off, the expected cash flows on the loan are not limited by the current amortized cost balance. Instead, expected cash flows can be assumed up to the unpaid principal balance immediately prior to the charge-off.

• The ACL excludes accrued interest since all our products are subject to a non-accrual and timely write-off policy, except for accrued interest receivable on loans that participated in the Covid-19 deferral programs with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance.

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

Commercial Loans – The segmentation of commercial loans was established by business line, collateral type, and size, delinquency or risk rating/classification to assess the loans based on common risk characteristics. The segmentation aligns with Oriental’s current credit policies, and procedures for these portfolios. The estimate of lifetime expected credit losses on commercial loans is forecasted using models that estimate credit losses over the loan’s contractual life at an individual loan level. The models use the contractual terms to forecast future principal cash flows while also considering expected prepayments, considering that all our lines of credit are unconditionally cancellable. The loss forecasting model determines the probabilities of transition to different credit risk ratings or default at each point over the life of the asset based on the borrower’s current credit risk rating and business segment. Assumptions of expected loss are conditioned to the economic outlook and the model considers key economic variables such as unemployment rate, gross national product (“GNP”) (P.R. projections), gross domestic product (U.S. projections) and retail sales (U.S. projections).

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

Mortgage Loans – This segment includes traditional mortgages, non-traditional mortgages, mortgages in the loss mitigation program, residential performing TDRs and residential non-performing TDRs. Since these are large groups of smaller balance homogeneous loans, these are collectively evaluated. To estimate the lifetime expected credit losses for mortgage loans, Oriental estimates the number of loans that will default over the life of the existing portfolio, after factoring in estimated prepayments, using quantitative modeling methodologies. The most significant attribute in estimating Oriental’s lifetime expected credit losses is the vintage. The estimates are based on Oriental’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on the housing price index and GNP are key factors that impact the frequency and severity of loss estimates. Oriental expects to collect the amortized cost basis of government insured residential loans due to the nature of the government guarantee, so the quantitative ACL is zero for these loans.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consumer Loans – This portfolio consists of smaller retail loans such as unsecured personal loans, unsecured personal lines of credit, retail credit cards and overdrafts. Since these are large groups of smaller balance homogeneous loans, these are collectively evaluated. To estimate the lifetime expected credit losses for consumer loans, Oriental estimates the number of loans that will default over the life of the existing portfolio, using quantitative modeling methodologies. The estimates are based on the Oriental’s historical experience with the loan portfolios, adjusted to reflect the economic outlook. The outlook on the GNP and unemployment rate are key factors that impact the frequency and severity of loss estimates. Credit cards are revolving lines of credit without a defined maturity date. Oriental elected to apply the remaining life methodology for the credit cards and revolving line segments. The remaining life methodology takes projected losses based on economic forecast and applies it to a pool of loans on a periodic basis, based on the remaining life expectation of that pool. Economic variables for the forecast are unemployment and personal bankruptcy. Future draws on the credit card lines are excluded from the estimated lifetime expected credit losses as they are unconditionally cancellable.

Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto Loans and Leases - This portfolio consists of auto loans and leases. Since these are large groups of smaller balance homogeneous loans, these are collectively evaluated. To estimate the lifetime expected credit losses for auto loans and leases, Oriental estimates the number of loans that will default over the life of the existing portfolio, after factoring in estimated prepayments, using quantitative modeling methodologies. The most significant attribute in estimating Oriental’s lifetime expected credit losses is the FICO score. The estimates are based on Oriental’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on the GNP and unemployment are key factors that impact the frequency and severity of loss estimates.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Troubled Debt Restructurings

Oriental has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of Covid-19. The majority of Oriental’s Covid-19 related loan modifications have not been considered TDRs as they represent short-term or other insignificant modifications, whether under Oriental’s regular loan modification assessments or the Inter Agency Statement guidance; or Oriental has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under section 4013 of the CARES Act. To the extent that certain modifications do not meet any of the above criteria, Oriental accounts for them as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. These loans are not considered past due until after the deferral period is over and scheduled payments resume. Accrued interest on these Covid-19 modified loans is due when the deferral period ends. The credit quality of these loans will be re-evaluated after the deferral period ends. Nonaccrual loans are generally loans placed on a nonaccrual basis when they become 90 days past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan. Oriental's policy is to write-off all accrued interest on loans when they are placed on nonaccrual status. Interest income will continue to be recognized over the contractual life of the loan. For more information on Oriental's TDR accounting, see Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements of Oriental’s 2019 Annual Report on Form 10-K.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assets acquired and liabilities assumed as of December 31, 2019 were presented at their fair value. In many cases, the determination of these fair values required management to make estimates about discount rates, expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During the nine-month period ended September 30, 2020, Oriental recorded remeasurement adjustments to the preliminary estimated fair values of certain accrued interest receivables that have not been received, the deferred tax asset and accounts receivables to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. As detailed in the table below, the adjustment occurred in accrued interest receivable, deferred tax asset, and other assets acquired. The adjustment resulted from the fair value determination of certain accrued interest receivable of loans accounted for under ASC 310-30 and from the receipt of funds from BNS for certain intercompany transactions.

	December 31, 2019			Measurement	Fair Value
		Fair Value		Period	as
	Book Value	Adjustments, net	Fair Value	Adjustments	Remeasured
	(In thousands)

Cash and cash equivalents	$492,512	$-	$492,512	$-	$492,512
Investments	576,319	(102)	576,217	-	576,217
Loans	2,237,337	(21,134)	2,216,203	-	2,216,203
Accrued interest receivable	7,722	(2,952)	4,770	5,540	10,310
Foreclosed real estate	8,636	(352)	8,284	-	8,284
Deferred tax asset, net	37,606	22,335	59,941	1,386	61,327
Premises and equipment	10,866	(1,068)	9,798	-	9,798
Servicing asset	40,258	206	40,464	-	40,464
Core deposit intangible	-	41,507	41,507	-	41,507
Customer relationship intangible	-	12,693	12,693	-	12,693
Other intangible	-	567	567	-	567
Operating lease right-of-use assets	15,452	4,011	19,463	-	19,463
Other assets	86,016	(6,507)	79,509	410	79,919
Total identifiable assets acquired	3,512,724	49,204	3,561,928	7,336	3,569,264

Deposits	3,028,066	(2,607)	3,025,459	-	3,025,459
Operating lease liability	16,317	2,091	18,408	-	18,408
Accrued expenses and other liabilities	87,309	-	87,309	-	87,309
Total liabilities assumed	3,131,692	(516)	3,131,176	-	3,131,176
Total identifiable net assets			$430,752	$7,336	$438,088
Bargain purchase gain			315	7,336	7,651
Total consideration			$430,437	$-	$430,437

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

The following table presents severance and employee charges, systems integrations charges, and other merger and restructuring charges, related to the Scotiabank PR & USVI Acquisition, for the quarter and nine-month period ended September 30, 2020:

	Quarter Ended September 30,	Nine-Month Period Ended September 30,
	2020	2020
	(In thousands)	(In thousands)
Severance and employee-related charges	$-	$33
Systems integrations and related charges	2,282	5,424
Other	399	534
Total merger and restructuring charges	$2,681	$5,991

Restructuring Reserve

Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the merger and restructuring charges table.

The following table presents the changes in restructuring reserves for the quarter and nine-month period ended September 30, 2020:

	Quarter Ended September 30,	Nine-Month Period Ended September 30,
	2020	2020
	(In thousands)	(In thousands)
Balance at the beginning of the period	$16,388	$17,491
Merger and restructuring charges	2,681	5,991
Cash payments	(7,164)	(11,577)
Balance at the end of the period	$11,905	$11,905

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

At September 30, 2020 and December 31, 2019, the Bank’s international banking entities, OIB and Oriental Overseas, a division of the Bank, held short-term highly liquid securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. In addition, as part of the Scotiabank PR & USVI acquisition on December 31, 2019, a certificate of deposit of $300 thousand was held for the international banking entity that was retained as part of the integration. As of September 30, 2020, the entity held a $325 thousand in short term high liquidity securities. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the "OCFI").

As part of regulatory requirements for the administration of Individual Retirement Accounts (IRAs), Scotiabank maintained $100 thousand on a certificate of deposit that was registered as part of the integration on December 31, 2019. This certificate matured and was not renewed.

Oriental has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both, September 30, 2020 and December 31, 2019, Oriental delivered as collateral cash amounting to approximately $1.1 million.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered September 30, 2020 was $416.1 million (December 31, 2019 - $289.3 million). At September 30, 2020 and December 31, 2019, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2020 and December 31, 2019, money market instruments included as part of cash and cash equivalents amounted to $14.6 million and $6.8 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$135,067	$4,897	$-	$139,964	1.96%
GNMA certificates	141,412	4,480	-	145,892	2.29%
CMOs issued by US government-sponsored agencies	42,816	1,048	-	43,864	1.97%
Total mortgage-backed securities	319,295	10,425	-	329,720	2.11%
Investment securities
US Treasury securities	91,109	422	-	91,531	1.61%
Obligations of US government-sponsored agencies	1,688	26	-	1,714	1.39%
Other debt securities	808	42	-	850	2.99%
Total investment securities	93,605	490	-	94,095	1.62%
Total securities available for sale	$412,900	$10,915	$-	$423,815	2.00%

	December 31, 2019
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$403,227	$846	$1,417	$402,656	2.00%
GNMA certificates	215,755	718	4	216,469	2.33%
CMOs issued by US government-sponsored agencies	55,235	16	490	54,761	1.97%
Total mortgage-backed securities	674,217	1,580	1,911	673,886	2.11%
Investment securities
US Treasury securities	397,183	-	-	397,183	1.60%
Obligations of US government-sponsored agencies	1,967	-	6	1,961	1.38%
Other debt securities	1,108	31	-	1,139	3.00%
Total investment securities	400,258	31	6	400,283	1.60%
Total securities available-for-sale	$1,074,475	$1,611	$1,917	$1,074,169	1.92%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of Oriental’s investment securities at September 30, 2020, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due less than one year
FNMA and FHLMC certificates	$597	$624
Total due in less than one year	597	624
Due from 1 to 5 years
GNMA certificates	546	550
Total due from 1 to 5 years	546	550
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$35,553	$36,442
FNMA and FHLMC certificates	103,975	$107,933
GNMA certificates	64,979	$66,388
Total due after 5 to 10 years	204,507	210,763
Due after 10 years
FNMA and FHLMC certificates	$30,495	$31,407
GNMA certificates	75,888	$78,954
CMOs issued by US government-sponsored agencies	7,262	$7,422
Total due after 10 years	113,645	117,783
Total mortgage-backed securities	319,295	329,720
Investment securities
Due less than one year
US Treasury securities	$81,103	$81,245
Other debt securities	100	$100
Total due in less than one year	81,203	81,345
Due from 1 to 5 years
Obligations of US government-sponsored agencies	$1,688	$1,714
US Treasury securities	10,006	$10,286
Total due from 1 to 5 years	11,694	12,000
Due from 5 to 10 years
Other debt securities	708	750
Total due after 5 to 10 years	708	750
Total investment securities	93,605	94,095
Total	$412,900	$423,815

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the nine-month period ended September 30, 2020, Oriental retained securitized GNMA pools totaling $46.2 million amortized cost, at a yield of 2.69% from its own originations, while during the nine-month period ended on September 30, 2019 that amount totaled $45.7 million amortized cost, at a yield of 3.42%.

During the nine-month period ended September 30, 2020, Oriental sold $316.3 million available-for-sale-mortgage-backed securities and recorded a net gain on sale of securities of $4.7 million. During the nine-month period ended September 30, 2019 Oriental sold $680.5 million available-for-sale mortgage-backed securities and recognized a gain in the sale of $8.3 million.

	Nine-Month Period Ended September 30, 2020
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

At September 30, 2020, Oriental did not have investment securities in unrealized loss position. Effective January 1, 2020, Oriental adopted the new accounting standard for credit losses that requires evaluation of available-for-sale debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Significant Accounting Policies. At September 30, 2020, all securities held by Oriental are issued by U.S. government entities and agencies that have a zero-credit loss assumption.

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

The composition of the amortized cost basis of Oriental’s loan portfolio at September 30, 2020 was as follows:

	September 30, 2020
	Non-PCD	PCD	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$810,755	$248,653	$1,059,408
Other commercial and industrial	636,610	103,902	740,512
Commercial Paycheck Protection Program (PPP Loans)	289,218	-	289,218
US Loan Program	337,657	-	337,657
	2,074,240	352,555	2,426,795
Mortgage	847,671	1,504,914	2,352,585
Consumer
Personal loans	327,923	1,934	329,857
Credit lines	46,873	402	47,275
Credit cards	59,618	-	59,618
Overdraft	132	-	132
Auto	1,511,829	31,836	1,543,665
	1,946,375	34,172	1,980,547
	4,868,286	1,891,641	6,759,927
Allowance for credit losses	(156,409)	(78,904)	(235,313)
Total loans held for investment	4,711,877	1,812,737	6,524,614
Mortgage loans held for sale	54,526	-	54,526
Total loans, net	$4,766,403	$1,812,737	$6,579,140

At September 30, 2020, and December 31, 2019, Oriental had a carrying balance of $121.9 million and $134.0 million, respectively, in loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, as part of the institutional commercial loan segment. Loans granted to the Puerto Rico government amounting to $97.8 million and $129.9 million at September 30, 2020, and December 31, 2019, respectively, are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status and one loan amounting to $24.1 million and $4.1 million, respectively, to a public corporation acquired in the Scotiabank PR & USVI Acquisition in non-accrual status with an allowance for credit losses of $20.0 million at September 30, 2020. Loans acquired in the Scotiabank PR & USVI Acquisition accounted for under ASC 310-30 were recognized at fair value as of December 31, 2019, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at acquisition date. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below present the aging of the amortized cost of loans held for investment at September 30, 2020 and December 31, 2019, by class of loans. Mortgage loans past due include $62.7 million and $75.2 million, respectively, of delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	September 30, 2020
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$2,987	$749	$23,984	$27,720	$783,035	$810,755	$-
Other commercial and industrial	983	432	6,460	7,875	917,953	925,828	-
US Loan Program	-	-	-	-	337,657	337,657	-
	3,970	1,181	30,444	35,595	2,038,645	2,074,240	-
Mortgage	5,793	10,989	96,986	113,768	733,903	847,671	3,666
Consumer
Personal loans	4,984	4,209	2,237	11,430	316,493	327,923	-
Credit lines	999	196	1,249	2,444	44,429	46,873	-
Credit cards	1,104	509	1,561	3,174	56,444	59,618	-
Overdraft	31	-	-	31	101	132	-
Auto	53,782	34,130	21,823	109,735	1,402,094	1,511,829	-
	60,900	39,044	26,870	126,814	1,819,561	1,946,375	-
Total loans	$70,663	$51,214	$154,300	$276,177	$4,592,109	$4,868,286	$3,666

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table describes the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarter and nine-month period ended September 30, 2019:

	Quarter Ended September 30, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$217,549	$34,638	$43	$288	$252,518
Accretion	(5,876)	(2,379)	(77)	(151)	(8,483)
Change in expected cash flows	-	3,995	5	151	4,151
Transfer from (to) non-accretable discount	(9,849)	(17,128)	57	(94)	(27,014)
Balance at end of period	$201,824	$19,126	$28	$194	$221,172

Non-Accretable Discount Activity:
Balance at beginning of period	$292,258	$10,904	$24,083	$18,810	$346,055
Change in actual and expected losses	(21,356)	(3,913)	44	(118)	(25,343)
Transfer (to) from accretable yield	9,849	17,128	(57)	94	27,014
Balance at end of period	$280,751	$24,119	$24,070	$18,786	$347,726

	Nine-Month Period Ended September 30, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$232,199	$36,508	$243	$560	$269,510
Accretion	(18,342)	(7,523)	(432)	(639)	(26,936)
Change in expected cash flows	-	8,635	16	639	9,290
Transfer from (to) non-accretable discount	(12,033)	(18,494)	201	(366)	(30,692)
Balance at end of period	$201,824	$19,126	$28	$194	$221,172

Non-Accretable Discount Activity:
Balance at beginning of period	$291,887	$10,346	$24,245	$18,945	$345,423
Change in actual and expected losses	(23,169)	(4,721)	26	(525)	(28,389)
Transfer (to) from accretable yield	12,033	18,494	(201)	366	30,692
Balance at end of period	$280,751	$24,119	$24,070	$18,786	$347,726

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table describes the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarter and nine-month period ended September 30, 2019:

	Quarter Ended September 30, 2019
	Mortgage	Commercial	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$36,538	$1,856	-	$-	$38,394
Accretion	(1,218)	(1,075)	3	(89)	(2,379)
Change in expected cash flows	1,917	550	(93)	132	2,506
Transfer from (to) non-accretable discount	(2,542)	(438)	90	(43)	(2,933)
Balance at end of period	$34,695	$893	$-	$-	$35,588

Non-Accretable Discount Activity:
Balance at beginning of period	$1,681	$-	$-	$118	$1,799
Change in actual and expected losses	(2,597)	(438)	90	(73)	(3,018)
Transfer (to) from accretable yield	2,542	438	(90)	43	2,933
Balance at end of period	$1,626	$-	$-	$88	$1,714

	Nine-Month Period Ended September 30, 2019
	Mortgage	Commercial	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$38,389	$3,310	-	$-	$41,699
Accretion	(3,849)	(3,439)	(12)	(152)	(7,452)
Change in expected cash flows	1,524	1,416	(134)	250	3,056
Transfer from (to) non-accretable discount	(1,369)	(394)	146	(98)	(1,715)
Balance at end of period	$34,695	$893	$-	$-	$35,588

Non-Accretable Discount Activity:
Balance at beginning of period	$2,826	$-	$-	$133	$2,959
Change in actual and expected losses	(2,569)	(394)	146	(143)	(2,960)
Transfer (to) from accretable yield	1,369	394	(146)	98	1,715
Balance at end of period	$1,626	$-	$-	$88	$1,714

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status as of September 30, 2020:

	September 30, 2020
	Nonaccrual with	Nonaccrual with no
	Allowance	Allowance
	for Credit Loss	for Credit Loss
	(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$9,902	$28,015
Other commercial and industrial	3,806	3,219
	13,708	31,234
Mortgage	23,050	12,883
Consumer
Personal loans	1,826	565
Personal lines of credit	1,253	-
Credit cards	1,562	-
Auto and leasing	22,583	-
	27,224	565
Total non-accrual loans	$63,982	$44,682

PCD:
Commercial
Commercial secured by real estate	$14,566	$3,068
Other commercial and industrial	60,946	1,051
	75,512	4,119
Mortgage	1,003	-
Consumer
Personal loans	4	-
	4	-
Total non-accrual loans	$76,519	$4,119
	$140,501	$48,801

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

At September 30, 2020 and December 31, 2019, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $98.7 million and $103.7 million, respectively, as they were performing under their new terms.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the quarters and nine-month periods ended September 30, 2020 and 2019.

	Quarter Ended September 30, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	22	$2,438	4.98%	286	$2,268	4.36%	285
Commercial	1	150	5.50%	12	150	8.00%	36
Consumer	2	32	13.68%	68	32	10.61%	68
Auto	29	187	10.63%	76	187	10.87%	73

	Nine-Month Period Ended September 30, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	51	$5,982	5.04%	327	$5,736	4.34%	329
Commercial	3	581	6.71%	57	581	7.03%	135
Consumer	20	284	13.11%	67	289	10.63%	78
Auto	31	217	10.88%	74	219	11.02%	71

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	21	$2,446	5.97%	358	$2,307	5.25%	345
Commercial	1	81	8.50%	60	81	8.50%	95
Consumer	124	1,818	16.50%	65	1,776	11.68%	75
Auto	8	112	6.96%	71	112	8.60%	43

	Nine-Month Period Ended September 30, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	109	$13,940	5.91%	383	$12,893	5.14%	346
Commercial	3	1,245	7.12%	55	1,245	5.96%	86
Consumer	265	3,833	15.92%	66	3,825	11.69%	75
Auto	21	305	7.35%	70	313	8.97%	45

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended September 30, 2020 and 2019:

	Twelve-month Period Ended September 30,
	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	17	$2,394	32	$4,065
Commercial	1	$84	2	$350
Consumer	50	$627	61	$710
Auto	-	$-	3	$51

Oriental offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the quarters and nine-month periods ended September 30, 2020 and 2019.

TDRs disclosed above were not related to COVID-19 modifications. As discussed in Note 1 to these financial statements, Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 and at the time of modification program implementation, respectively, and meets other applicable criteria. Oriental’s loan deferrals outstanding balances at September 30, 2020 of approximately $135 million resulting from the COVID-19 pandemic were not classified as a TDR.

Collateral-dependent Loans

The table below present the amortized cost of collateral-dependent loans held for investment at September 30, 2020, by class of loans.

September 30, 2020
Real Estate
(In thousands)
Commercial loans:
Commercial secured by real estate	$29,731
Other commercial and industrial	3,069
Total loans	$32,800

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2020 and based on the most recent analysis performed, the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans						Revolving
	Amortized Cost Basis by Origination Year						Loans
							Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$31,615	$125,253	$116,703	$87,845	$48,245	$227,034	$56,413	$693,108
Special Mention	10,213	3,048	4,762	16,850	8,621	20,599	6,760	70,853
Substandard	188	398	874	8,738	628	28,478	7,411	46,715
Doubtful	-	-	-	-	-	30	49	79
Loss	-	-	-	-	-	-	-	-
Total commercial secured by real estate	42,016	128,699	122,339	113,433	57,494	276,141	70,633	810,755
Other commercial and industrial:
Loan grade:
Pass	345,220	87,578	97,500	15,175	8,903	15,342	306,602	876,320
Special Mention	301	8,135	-	-	4	5,470	27,984	41,894
Substandard	-	796	168	194	2,912	91	3,385	7,546
Doubtful	-	-	-	-	-	-	68	68
Loss	-	-	-	-	-	-	-	-
Total other commercial and industrial:	345,521	96,509	97,668	15,369	11,819	20,903	338,039	925,828
US Loan Program:
Loan grade:
Pass	57,673	64,563	79,209	7,131	-	-	75,345	283,921
Special Mention	63	1,501	43,101	-	-	-	1,250	45,915
Substandard	-	-	7,821	-	-	-	-	7,821
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total US loan program:	57,736	66,064	130,131	7,131	-	-	76,595	337,657
Total commercial loans	$445,273	$291,272	$350,138	$135,933	$69,313	$297,044	$485,267	$2,074,240

At September 30, 2020, the balance of revolving loans converted to term loans was $25.2 million.

Oriental considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, Oriental also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans based on payment activity:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

								Revolving Loans
	Term Loans						Revolving	Converted to
	Amortized Cost Basis by Origination Year						Loans	Term Loans
							Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
	(In thousands)
Mortgage:
Payment performance:
Performing	$4,170	$21,330	$28,735	$34,413	$40,319	$678,226	$-	$-	$807,193
Nonperforming	-	303	39	626	945	38,565	-	-	40,478
Total mortgage loans:	4,170	21,633	28,774	35,039	41,264	716,791	-	-	847,671
Consumer:
Personal loans:
Payment performance:
Performing	69,033	130,325	66,447	33,686	16,673	9,367	-	-	325,531
Nonperforming	82	543	664	404	326	373	-	-	2,392
Total personal loans	69,115	130,868	67,111	34,090	16,999	9,740	-	-	327,923
Credit lines:
Payment performance:
Performing	-	-	-	-	-	-	45,620	-	45,620
Nonperforming	-	-	-	-	-	-	1,253	-	1,253
Total credit lines	-	-	-	-	-	-	46,873	-	46,873
Credit cards:
Payment performance:
Performing	-	-	-	-	-	-	58,056	-	58,056
Nonperforming	-	-	-	-	-	-	1,562	-	1,562
Total credit cards	-	-	-	-	-	-	59,618	-	59,618
Overdrafts:
Payment performance:
Performing	-	-	-	-	-	-	132	-	132
Nonperforming	-	-	-	-	-	-	-	-	-
Total overdrafts	-	-	-	-	-	-	132	-	132
Total consumer loans	69,115	130,868	67,111	34,090	16,999	9,740	106,623	-	434,546
Total mortgage and consumer loans	$73,285	$152,501	$95,885	$69,129	$58,263	$726,531	$106,623	$-	$1,282,217

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental evaluates credit quality for auto loans and leases based on FICO score. The following table presents the amortized cost in auto loans and leases based on their most recent FICO score:

	Term Loans
	Amortized Cost Basis by Origination Year

	2020	2019	2018	2017	2016	Prior	Total
	(In thousands)
Auto:
FICO score:
1-660	81,738	123,802	105,596	62,980	34,460	28,443	437,019
661-699	54,684	77,710	49,632	25,131	14,147	12,029	233,333
700+	126,267	222,082	176,364	93,445	52,035	40,791	710,984
No FICO	13,656	43,322	34,291	18,861	10,907	9,456	130,493
Total auto:	$276,345	$466,916	$365,883	$200,417	$111,549	$90,719	$1,511,829

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

As of January 1, 2020, Oriental used a probability weighted scenario approach as it is expected that Puerto Rico’s economic forecast should be close to an average between the baseline, which represents the middle of all projections, and a moderate recession, which places itself in the downside alternative. During the quarter ended March 31, 2020, there was a significant change in the economic outlook impacting the allowance for credit losses, with key economic factors such as the unemployment rate and gross national product projected to deteriorate sharply driven by the impact of COVID-19. In response to these changes, Oriental reassessed the selection and probability weightings as well as analyzed various scenarios with immediate deterioration in economic variables followed by different recovery assumptions as part of the process for setting the allowance for credit loss reserve. Based on these analyses, Oriental is now effectively fully weighted to a moderate recessionary economic environment within our forecast period. In addition, the allowance for credit losses at September 30, 2020 continues to include qualitative reserves for certain segments that Oriental views as higher risk that may not be fully recognized through its quantitative models such as commercial loans concentrated in certain industries. As a result of these developments, Oriental increased the provision for credit losses in the nine-month period ended September 30, 2020 by $39.1 million. There are still many unknowns including the duration of the impact of COVID-19 on the economy and the results of the government fiscal and monetary actions along with recently implemented payment deferral programs.

Loans acquired in the Scotiabank PR & USVI Acquisition were recognized at fair value as of December 31, 2019, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at acquisition date.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the activity in our allowance for credit losses by segment for the periods indicated:

	Quarter Ended September 30, 2020
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$43,011	$19,973	$31,954	$56,569	$151,507
Provision for credit losses	(1,771)	(564)	(378)	16,071	13,358
Charge-offs	(298)	(56)	(5,114)	(10,123)	(15,591)
Recoveries	253	269	663	5,950	7,135
Balance at end of period	$41,195	$19,622	$27,125	$68,467	$156,409
PCD:
Balance at beginning of period	$48,913	$30,920	$169	$1,192	$81,194
Provision for credit losses	(1,262)	1,077	-	9	(176)
Charge-offs	(293)	(1,677)	(60)	(474)	(2,504)
Recoveries	91	89	(1)	211	390
Balance at end of period	$47,449	$30,409	$108	$938	$78,904
Total allowance for credit losses at end of period	$88,644	$50,031	$27,233	$69,405	$235,313

	Nine-Month Period Ended September 30, 2020
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$25,993	$8,727	$18,446	$31,878	$85,044
Impact of ASC 326 adoption	3,562	10,980	8,418	16,238	39,198
Provision for credit losses	13,799	47	13,827	43,261	70,934
Charge-offs	(4,566)	(659)	(15,316)	(36,476)	(57,017)
Recoveries	2,407	527	1,750	13,566	18,250
Balance at end of period	$41,195	$19,622	$27,125	$68,467	$156,409
PCD:
Balance at beginning of period	$8,893	$21,655	$-	$947	$31,495
Impact of ASC 326 adoption	42,143	7,830	181	368	50,522
Provision for credit losses	(1,303)	9,131	356	289	8,473
Charge-offs	(3,036)	(8,998)	(521)	(1,449)	(14,004)
Recoveries	752	791	92	783	2,418
Balance at end of period	$47,449	$30,409	$108	$938	$78,904
Total allowance for credit losses at end of period	$88,644	$50,031	$27,233	$69,405	$235,313

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses, excluding loans accounted for under ASC 310-30:
Balance at beginning of period	$15,361	$29,265	$17,448	$29,563	$91,637
Provision (recapture) for credit losses	8,836	1,324	3,181	10,087	23,428
Charge-offs	(16,299)	(8,421)	(5,316)	(12,383)	(42,419)
Recoveries	493	175	1,463	5,802	7,933
Balance at end of period	$8,391	$22,343	$16,776	$33,069	$80,579
Allowance for loan and lease losses for acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$42,421	$25,448	$-	$3,136	$71,005
Provision (recapture) for credit losses	8,906	11,832	-	(396)	20,342
Allowance de-recognition	(17,060)	(72)	-	(451)	(17,583)
Balance at end of period	$34,267	$37,208	$-	$2,289	$73,764
Total allowance for loan and lease losses at end of period	$42,658	$59,551	$16,776	$35,358	$154,343

	Nine-Month Period Ended September 30, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses, excluding loans accounted for under ASC 310-30:
Balance at beginning of period	$19,783	$30,348	$17,476	$29,643	$97,250
Provision (recapture) for credit losses	5,002	3,225	12,277	23,171	43,675
Charge-offs	(17,490)	(11,733)	(15,148)	(34,567)	(78,938)
Recoveries	1,096	503	2,171	14,822	18,592
Balance at end of period	$8,391	$22,343	$16,776	$33,069	$80,579
Allowance for loan and lease losses for acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$30,607	$30,226	$4	$6,144	$66,981
Provision (recapture) for credit losses	21,330	11,429	-	(2,710)	30,049
Allowance de-recognition	(17,670)	(4,447)	(4)	(1,145)	(23,266)
Balance at end of period	$34,267	$37,208	$-	$2,289	$73,764
Total allowance for loan and lease losses at end of period	$42,658	$59,551	$16,776	$35,358	$154,343

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses, excluding loans accounted for under ASC 310-30:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,874	$8,217	$-	$-	$15,091
Collectively evaluated for impairment	1,853	17,776	18,446	31,878	69,953
Total ending allowance balance	$8,727	$25,993	$18,446	$31,878	$85,044
Loans:
Individually evaluated for impairment	$71,196	$61,128	$-	$-	$132,324
Collectively evaluated for impairment	506,220	1,608,507	382,432	1,277,867	3,775,026
Total ending loan balance	$577,416	$1,669,635	$382,432	$1,277,867	$3,907,350

NOTE 7 — FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters and nine-month periods ended September 30, 2020 and 2019:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Balance at beginning of period	$24,792	$29,509	$29,909	$33,768
Decline in value	(740)	(1,093)	(1,763)	(4,416)
Additions	613	4,572	2,560	12,868
Sales	(5,209)	(6,036)	(11,250)	(15,268)
Balance at end of period	$19,456	$26,952	$19,456	$26,952

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

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, Oriental measures servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statements of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. The impact of COVID-19 has been considered in the fair value for the quarter and nine-month period ended September 30, 2020.

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

At September 30, 2020, the servicing asset amounted to $47.2 million ($50.8 million — December 31, 2019) related to mortgage servicing rights.

The following table presents the changes in servicing rights measured using the fair value method for the quarters and nine-month periods ended September 30, 2020 and 2019:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Fair value at beginning of period	$47,926	$10,134	$50,779	$10,716
Servicing from mortgage securitizations or asset transfers	656	352	1,236	860
Changes due to payments on loans	(1,365)	(243)	(2,810)	(694)
Changes in fair value due to changes in valuation model inputs or assumptions	25	(118)	(1,963)	(757)
Fair value at end of period	$47,242	$10,125	$47,242	$10,125

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the nine-month periods ended September 30, 2020 and 2019:

	Nine-Month Period Ended September 30,
	2020	2019
Constant prepayment rate	5.02% - 25.8%	4.38% - 9.44%
Discount rate	10.00% - 15.50%	10.00% - 12.00%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

September 30, 2020
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$47,242
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,040)
Decrease in fair value due to 20% adverse change	$(2,042)
Discount rate
Decrease in fair value due to 10% adverse change	$(1,889)
Decrease in fair value due to 20% adverse change	$(3,648)

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

mortgage loan servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarters ended September 30, 2020 and 2019 totaled $4.5 million and $1.0 million, respectively. Servicing fees on mortgage loans for the nine-month periods ended September 30, 2020 and 2019 totaled $13.4 million and $3.2 million, respectively.

NOTE 9 — DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(In thousands)
Derivative assets:
Interest rate caps	$1	$6
	$1	$6
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$1,894	$907
Interest rate caps	1	6
	$1,895	$913

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

The following table shows a summary of these swaps and their terms at September 30, 2020:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$30,691	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$30,691

Accumulated unrealized losses of $1.9 million and $907 thousand were recognized in accumulated other comprehensive income related to the valuation of these swaps at September 30, 2020 and December 31, 2019, respectively, and the related liability is being reflected in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of September 30, 2020 and December 31, 2019, the outstanding total notional amount of interest rate caps was $40.7 million and $41.5 million, respectively. At September 30, 2020 and December 31, 2019, the interest rate caps sold to clients represented a liability of $1 thousand and $6 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At September 30, 2020 and December 31, 2019, the interest rate caps purchased as mirror-images represented an asset of $1 thousand and $6 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 10 — CORE DEPOSIT, CUSTOMER RELATIONSHIP AND OTHER INTANGIBLES

Core deposit, customer relationship and other intangibles at September 30, 2020 and December 31, 2019 consists of the following:

	September 30,	December 31
	2020	2019
	(In thousands)
Core deposit intangibles	$37,021	$43,185
Customer relationship intangibles	11,275	13,213
Other intangibles	354	567
	$48,650	$56,965

In connection with the FDIC-assisted acquisition, the BBVAPR Acquisition and the Scotiabank PR & USVI Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At September 30, 2020, this core deposit intangible amounted to $37.0 million. At December 31, 2019, core deposit intangible amounted to $43.2 million, including $41.5 from the Scotiabank PR & USVI Acquisition. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of a securities broker-dealer and insurance agency in the BBVAPR Acquisition and an insurance agency in the Scotiabank PR & USVI Acquisitions. At September 30, 2020 this customer relationship intangible amounted to $11.3 million. At December 31, 2019 customer relationship intangible amounted to $13.2 million, including $12.7 million from the Scotiabank PR & USVI Acquisition. Oriental also recorded other intangibles from the Scotiabank PR & USVI Acquisition which amounted to $354 thousand and $567 thousand at September 30, 2020 and December 31, 2019, respectively.

NOTE 11 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at September 30, 2020 and December 31, 2019 consists of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Loans, excluding acquired loans	$70,185	$32,728
Investments	1,645	4,053
	$71,830	$36,781

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental estimates expected credit losses on accrued interest receivable for loans that participated in the Covid-19 deferral programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At September 30, 2020, the allowance for credit losses for accrued interest receivable for loans that participated in the Covid-19 deferral programs amounted to $826 thousand, and is included in accrued interest receivable in the statement of financial condition.

Other assets at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Prepaid expenses	$54,611	$52,558
Other repossessed assets	1,918	3,327
Tax credits	-	277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	75,160	78,600
	$132,772	$135,845

Prepaid expenses amounting to $54.6 million at September 30, 2020, include prepaid municipal, property and income taxes aggregating to $47.0 million. At December 31, 2019 prepaid expenses amounted to $52.6 million, including prepaid municipal, property and income taxes aggregating to $45.3 million, from which $31.9 million corresponded to the Scotiabank PR & USVI Acquisition.

Other repossessed assets totaled $1.9 million and $3.3 million at September 30, 2020 and December 31, 2019, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

NOTE 12— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Non-interest bearing demand deposits	$2,333,489	$1,675,315
Interest-bearing savings and demand deposits	4,269,360	3,718,846
Retail certificates of deposit	1,642,779	1,781,237
Institutional certificates of deposit	290,739	279,714
Total core deposits	8,536,367	7,455,112
Brokered deposits	96,090	243,498
Total deposits	$8,632,457	$7,698,610

Brokered deposits include $66.6 million in certificates of deposits and $29.5 million in money market accounts at September 30, 2020, and $222.1 million in certificates of deposits and $21.4 million in money market accounts at December 31, 2019.

The weighted average interest rate of Oriental’s deposits was 0.77% and 0.86%, respectively, at September 30, 2020 and December 31, 2019. Interest expense for the quarters and nine-month periods ended September 30, 2020 and 2019 was as follows:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Demand and savings deposits	$6,320	$3,949	$19,528	$11,308
Certificates of deposit	8,300	6,605	27,157	18,286
	$14,620	$10,554	$46,685	$29,594

At September 30, 2020 and December 31, 2019, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $670.4 million and $692.1 million, respectively.

At September 30, 2020 and December 31, 2019, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $308.2 million and $278.7 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $322.2 million and $320.8 million at September 30, 2020 and December 31, 2019, respectively.

Excluding accrued interest of approximately $8.0 million and $11.7 million, the scheduled maturities of certificates of deposit at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Within one year:
Three (3) months or less	$254,168	$314,796
Over 3 months through 1 year	1,044,051	881,183
	1,298,219	1,195,979
Over 1 through 2 years	343,518	732,421
Over 2 through 3 years	178,202	175,032
Over 3 through 4 years	77,949	89,148
Over 4 through 5 years	94,204	78,706
	$1,992,092	$2,271,286

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $1.3 million and and $1.0 million as of September 30, 2020 and December 31, 2019, respectively.

NOTE 13— BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At September 30, 2020, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

At September 30, 2020, Oriental did not have repurchase agreements outstanding because $140 million matured and were not renewed, and $50 million were terminated early during the nine-month period ended September 30, 2020.

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

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2020 and December 31, 2019, these advances were secured by mortgage and commercial loans amounting to $1.186 billion and $1.060 billion, respectively. Also, at September 30, 2020 and December 31, 2019, Oriental had an additional borrowing capacity with the FHLB-NY of $992 million and $983 million, respectively. At September 30, 2020 and December 31, 2019, the weighted average remaining maturity of FHLB’s advances was 19.8 months and 22.7 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of September 30, 2020.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $97 thousand and $160 thousand at September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31
	2020	2019
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 0.36% (December 31, 2019 - 1.85% to 2.59%)	$30,691	$40,472
Long-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.92% to 3.24% (December 31, 2019 - 2.92% to 3.24% )	35,755	37,377
	$66,446	$77,849

Advances from FHLB mature as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Under 90 days	$30,691	$31,955
Over one to three years	26,725	8,517
Over three to five years	4,764	33,018
Over five years	4,266	4,359
	$66,446	$77,849

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at September 30, 2020 and December 31, 2019.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at September 30, 2020 and December 31, 2019:

September 30, 2020
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$1	$-	$1	$-	$-	$1

December 31, 2019
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$6	$-	$6	$-	$-	$6

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$1,895	$-	$1,895	$-	$-	$1,895
Total	$1,895	$-	$1,895	$-	$-	$1,895

December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$913	$-	$913	$-	-	$913
Securities sold under agreements to repurchase	190,000	-	190,000	204,068	-	(14,068)
Total	$190,913	$-	$190,913	$204,068	$-	$(13,155)

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

At September 30, 2020 and December 31, 2019, Oriental’s net deferred tax asset amounted to $179.0 million and $176.7 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is mainly dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

deferred tax asset is deductible, management believes it is more likely than not that Oriental will realize the deferred tax asset, net of the existing valuation allowances recorded at September 30, 2020 and December 31, 2019. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

On June 30, 2020, Oriental Financial Services (a wholly owned subsidiary of OFG) made the election to be taxed as a partnership effective on January 1, 2019. As a result of this change in tax status, a valuation allowance of $1.3 million was recorded on certain deferred tax assets during the second quarter of 2020.

Oriental maintained an effective tax rate lower than the statutory rate for the nine-month periods ended September 30, 2020 and 2019 of 21.4% and 30.5%, respectively. The estimated annual effective tax rate for 2020 was 22.3%. The current effective tax rate of 21.4% was lower than the 2019 effective tax rate of 30.5% because of higher levels of exempt income and income taxed at preferential tax rates.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At September 30, 2020 and December 31, 2019, unrecognized tax benefits amounted to $711 thousand and $2.7 million, respectively. This decrease is related to new information that resulted in the reassessment of unrecognized tax benefits and the release of a liability due to the expiration of the statute of limitations. Oriental had accrued $15 thousand at September 30, 2020 (December 31, 2019 - $51 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

Income tax expense for the quarters ended September 30, 2020 and 2019, was $6.3 million and $1.0 million, respectively. Income tax expense for the nine-month periods ended September 30, 2020 and 2019, was $13.9 million and $23.5 million, respectively.

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

As of September 30, 2020 and December 31, 2019, OFG Bancorp and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2020 and December 31, 2019, OFG Bancorp and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of September 30, 2020 and December 31, 2019 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of September 30, 2020
Total capital to risk-weighted assets	$1,065,745	15.50%	$550,009	8.00%	$687,511	10.00%
Tier 1 capital to risk-weighted assets	$979,506	14.25%	$412,506	6.00%	$550,009	8.00%
Common equity tier 1 capital to risk-weighted assets	$862,636	12.55%	$309,380	4.50%	$446,882	6.50%
Tier 1 capital to average total assets	$979,506	10.00%	$391,856	4.00%	$489,820	5.00%
As of December 31, 2019
Total capital to risk-weighted assets	$937,962	13.91%	$539,268	8.00%	$674,085	10.00%
Tier 1 capital to risk-weighted assets	$852,311	12.64%	$404,451	6.00%	$539,268	8.00%
Common equity tier 1 capital to risk-weighted assets	$735,441	10.91%	$303,338	4.50%	$438,155	6.50%
Tier 1 capital to average total assets	$852,311	9.24%	$369,151	4.00%	$461,438	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2020
Total capital to risk-weighted assets	$1,019,228	14.89%	$547,540	8.00%	$684,425	10.00%
Tier 1 capital to risk-weighted assets	$933,371	13.64%	$410,655	6.00%	$547,540	8.00%
Common equity tier 1 capital to risk-weighted assets	$933,371	13.64%	$307,991	4.50%	$444,876	6.50%
Tier 1 capital to average total assets	$933,371	9.58%	$389,708	4.00%	$487,135	5.00%
As of December 31, 2019
Total capital to risk-weighted assets	$898,812	13.36%	$538,279	8.00%	$672,848	10.00%
Tier 1 capital to risk-weighted assets	$813,444	12.09%	$403,709	6.00%	$538,279	8.00%
Common equity tier 1 capital to risk-weighted assets	$813,444	12.09%	$302,782	4.50%	$437,351	6.50%
Tier 1 capital to average total assets	$813,444	8.85%	$367,537	4.00%	$459,421	5.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 – STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

At both September 30, 2020 and December 31, 2019, preferred and common stock paid-in capital amounted $92.0 million and $59.9 million, respectively.

Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both September 30, 2020 and December 31, 2019, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for common and preferred stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At September 30, 2020 and December 31, 2019, the Bank’s legal surplus amounted to $101.2 million and $95.8 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $5.5 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the nine-month period ended September 30, 2020, Oriental purchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. During the nine-month period ended September 30, 2019, Oriental did not repurchase any shares under the program.

At September 30, 2020 the number of shares that may yet be purchased under the $70 million program is estimated at 442,251 and was calculated by dividing the remaining balance of $5.5 million by $12.46 (closing price of Oriental's common stock at September 30, 2020). Oriental did not purchase any shares of its common stock during the nine-month periods ended September 30, 2020, other than through its publicly announced stock repurchase program.

The activity in connection with common shares held in treasury by Oriental for the nine-month periods ended September 30, 2020 and 2019 is set forth below:

	Nine-Month Period Ended September 30,
	2020		2019
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	$8,486,278	$102,339	8,591,310	$103,633
Common shares used upon lapse of restricted stock units and options	(120,630)	(1,470)	(53,132)	(697)
Common shares repurchased as part of the stock repurchase program	175,000	2,226	-	-
End of period	$8,540,648	$103,095	8,538,178	$102,936

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of September 30, 2020 and December 31, 2019 consisted of:

	September 30,	December 31,
	2020	2019
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$10,915	$(306)
Income tax effect of unrealized loss on securities available-for-sale	(1,463)	(135)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	9,452	(441)
Unrealized (loss) gain on cash flow hedges	(1,894)	(907)
Income tax effect of unrealized (loss) gain on cash flow hedges	710	340
Net unrealized (loss) gain on cash flow hedges	(1,184)	(567)
Accumulated other comprehensive (loss), net of income taxes	$8,268	$(1,008)

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and nine-months periods ended September 30, 2020 and 2019:

	Quarter Ended September 30,
	2020			2019
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$8,885	$(1,297)	$7,588	$(3,087)	$(599)	$(3,686)
Other comprehensive income (loss) before reclassifications	566	(363)	203	(2,143)	(666)	(2,809)
Amounts reclassified out of accumulated other comprehensive income (loss)	1	476	477	3,488	549	4,037
Other comprehensive income (loss)	567	113	680	1,345	(117)	1,228
Ending balance	$9,452	$(1,184)	$8,268	$(1,742)	$(716)	$(2,458)

	Nine-Month Period Ended September 30,
	2020			2019
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(441)	$(567)	$(1,008)	$(10,972)	$9	$(10,963)
Transfer of securities held-to-maturity to available-for-sale	-	-	-	(12,041)	-	(12,041)
Other comprehensive income (loss) before reclassifications	5,165	(2,142)	3,023	13,034	(2,050)	10,984
Amounts reclassified out of accumulated other comprehensive (loss) income	4,728	1,525	6,253	8,237	1,325	9,562
Other comprehensive income (loss)	9,893	(617)	9,276	9,230	(725)	8,505
Ending balance	$9,452	$(1,184)	$8,268	$(1,742)	$(716)	$(2,458)

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and nine-month periods ended September 30, 2020 and 2019:

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Quarter Ended September 30,
	2020	2019
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$476	$549	Net interest expense
Available-for-sale securities:
Gain on sale of investments	-	3,498	Net gain on sale of securities
Tax effect from changes in tax rates	1	(10)	Income tax expense
	$477	$4,037

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Nine-Month Period Ended September 30,
	2020	2019
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,525	$1,325	Net interest expense
Available-for-sale securities:
Gain on sale of investments	4,728	8,274	Net gain on sale of securities
Tax effect from changes in tax rates	1	(38)	Income tax expense
	$6,254	$9,561

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2020 and 2019 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income	$27,438	$7,383	$51,026	$54,832
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,628)	(1,628)	(4,884)	(4,884)
Income available to common shareholders	$25,810	$5,755	$46,142	$49,948

Average common shares outstanding	51,342	51,345	51,361	51,327
Effect of dilutive securities:
Average potential common shares-options	185	427	202	368
Total weighted average common shares outstanding and equivalents	51,527	51,772	51,563	51,695
Earnings per common share - basic	$0.50	$0.11	$0.90	$0.97
Earnings per common share - diluted	$0.50	$0.11	$0.89	$0.97

For the quarter ended September 30, 2020, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 132 thousand. For the quarter ended September 30, 2019, Oriental did not have weighted-average stock options with an anti-dilutive effect on earnings per share. For the nine-month periods ended September 30, 2020, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 8,105. For the nine-month period ended September 30, 2019, Oriental did not have weighted-average stock options with an anti-dilutive effect on earnings per share.

NOTE 20 – GUARANTEES

At September 30, 2020 and December 31, 2019, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $16.2 million and $47.3 million, respectively.

Oriental has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At September 30, 2020, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $136.8 million. At December 31, 2019, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $147.4 million, from which $142.5 million were related to the Scotiabank PR & USVI Acquisition.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2020 and 2019.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Balance at beginning of period	$894	$225	$985	$346
Net (charge-offs/terminations) recoveries	(18)	20	(109)	(101)
Balance at end of period	$876	$245	$876	$245

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

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended September 30, 2020, Oriental repurchased $1 thousand in mortgage loans subject to credit recourse. During the quarter ended September 30, 2019, Oriental did not repurchase any mortgage loans subject to the credit recourse provision. During the nine-month periods ended September 30, 2020, Oriental repurchased $481 thousand in mortgage loans subject to credit recourse. During the nine-month periods ended September 30, 2019, Oriental did not repurchase any mortgage loans subject to the credit recourse provision. If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At September 30, 2020, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $876 thousand (December 31, 2019– $985 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended September 30, 2020, Oriental repurchased $9.6 million (September 30, 2019 – $528 thousand) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. During the nine-month periods ended September 30, 2020, Oriental repurchased $18.2 million (September 30, 2019 – $10.5 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. At September 30, 2020 and December 31, 2019, Oriental had a $2.8 million and a $4.6 million liability, respectively, for the estimated credit losses related to these loans.

During the quarters ended September 30, 2020 and 2019, Oriental recognized $57 thousand and $20 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $892 thousand in gain and $19 thousand in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the nine-month periods ended September 30, 2020 and 2019, Oriental recognized $1 thousand and $48 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $1.2 million thousand and $60 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2020, Oriental serviced $4.3 billion (December 31, 2019 - $4.4 billion) in mortgage loans for third parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At September 30, 2020, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $4.6 million (December 31, 2019 - $3.6 million). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Commitments to extend credit	$1,050,333	$853,148
Commercial letters of credit	57	2,178

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

At September 30, 2020 and December 31, 2019, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2020 and December 31, 2019, is as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Standby letters of credit and financial guarantees	$16,225	$47,251
Loans sold with recourse	136,797	147,399

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

On January 1, 2020, Oriental adopted CECL, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, Oriental recognized an increase in the off-balance sheet allowance of $0.2 million with the corresponding decrease in retained earnings. At September 30, 2020 and December 31, 2019, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit, stand by letters of credit and loans sold with recourse amounted to $1.1 million and $2.7 million, respectively, and is included in other liabilities in the statement of financial condition.

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

In accordance with applicable accounting guidance, Oriental establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, Oriental, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, Oriental will establish an accrued liability and record a corresponding amount of expense. At September 30, 2020 and December 31, 2019, this accrued liability amounted to $9.0 million and $6.8 million, respectively. Oriental continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

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

Operating Lease Cost

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019	Statement of Operations Classification
	(In thousands)		(In thousands)
Lease costs	$3,260	$1,608	$10,148	$4,949	Occupancy and equipment
Variable lease costs	459	350	1,630	1,699	Occupancy and equipment
Short-term lease cost (benefit)	358	81	386	104	Occupancy and equipment
Lease income	(125)	(135)	(374)	(431)	Occupancy and equipment
Total lease cost	$3,952	$1,904	$11,790	$6,321

Operating Lease Assets and Liabilities

	September 30,	December 31,
	2020	2019	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$35,900	$39,112	Operating lease right-of-use assets
Lease Liabilities	$37,029	$39,840	Operating leases liabilities

September 30, 2020

(In thousands)
Weighted-average remaining lease term	6.2 years
Weighted-average discount rate	6.8%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2020 were as follows:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Minimum Rent
Year Ending December 31,	(In thousands)
2020	$2,751
2021	9,519
2022	8,158
2023	6,947
2024	4,732
Thereafter	13,924
Total lease payments	$46,031
Less imputed interest	9,002
Present value of lease liabilities	$37,029

In April 2020, the FASB staff issued a Q&A document on accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff noted that entities may elect to not evaluate whether certain concessions provided by lessors to mitigate the effects of COVID-19 on lessees are lease modifications. This option is intended to reduce the operational challenges of individually assessing every COVID-19 related lease concession to determine whether it results in having to apply Topic 842 lease modification guidance. This election is available only for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in either the rights of the lessor or the obligations of the lessee. For entities that choose this election, they may account for the concession as if no changes to the lease contract were made. Under that accounting, a lessor would continue to recognize income. Oriental has elected to apply the relief provided by the FASB not to evaluate individual contracts. Oriental also elected not to apply the lease modification framework for concessions granted.

Oriental, as lessor, leases and subleases real property to lessee tenants under operating leases. As of September 30, 2020, no material lease concessions have been granted to lessees. Oriental, as lessee, also leases real estate property for branch locations, ATM locations, and office space. As of September 30, 2020, Oriental has not requested any lease concessions.

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

Investment securities

The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At September 30, 2020 and 2019, Oriental did not have investment securities classified as Level 3.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	September 30, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$91,531	$332,284	$-	$423,815
Trading securities	-	22	-	22
Money market investments	14,617	-	-	14,617
Derivative assets	-	1	-	1
Servicing assets	-	-	47,242	47,242
Derivative liabilities	-	(1,895)	-	(1,895)
	$106,148	$330,412	$47,242	$483,802
Non-recurring fair value measurements:
Collateral dependent loans	-	-	32,800	32,800
Foreclosed real estate	-	-	19,456	19,456
Other repossessed assets	-	-	1,918	1,918
	$-	$-	$54,174	$54,174

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$397,183	$676,986	$-	$1,074,169
Trading securities	-	37	-	37
Money market investments	6,775	-	-	6,775
Derivative assets	-	6	-	6
Servicing assets	-	-	50,779	50,779
Derivative liabilities	-	(913)	-	(913)
	$403,958	$676,116	$50,779	$1,130,853
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$61,128	$61,128
Foreclosed real estate	-	-	29,909	29,909
Other repossessed assets	-	-	3,327	3,327
	$-	$-	$94,364	$94,364

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2020 and 2019:

Level 3 Instruments Only
	Servicing Assets
	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Balance at beginning period	$47,926	$10,134	$50,779	$10,716
New instruments acquired	656	352	1,236	860
Principal repayments	(1,365)	(243)	(2,810)	(694)
Changes in fair value of servicing assets	25	(118)	(1,963)	(757)
Balance at end of period	$47,242	$10,125	$47,242	$10,125

There were no transfers into or out of level 3 and no changes in unrealized gains and losses from recurring level 3 fair value measurements held at September 30, 2020 and 2019 during the quarters and nine-month periods then ended included in other comprehensive income. For more information on the qualitative information about level 3 fair value measurements, see Note 8 – Servicing Assets.

During the quarters and nine-month periods ended September 30, 2020 and 2019, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2020:

	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$47,242	Cash flow valuation	Constant prepayment rate	5.02% - 25.8%	6.87%
			Discount rate	10.00% - 15.50%	11.52%

Collateral dependent loans	$32,800	Fair value of property or collateral	Appraised value less disposition costs	14.20% - 44.20%	21.45%

Foreclosed real estate	$19,456	Fair value of property or collateral	Appraised value less disposition costs	14.20% - 40.20%	18.68%

Other repossessed assets	$1,918	Fair value of property or collateral	Estimated net realizable value less disposition costs	30.00% - 62.00%	52.06%

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of Oriental’s financial instruments at September 30, 2020 and December 31, 2019 is as follows:

	September 30,		December 31,
	2020		2019
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$2,282,000	$2,282,000	$851,307	$851,307
Restricted cash	$1,050	$1,050	$1,450	$1,450
Investment securities available-for-sale	$91,531	$91,531	$397,183	$397,183
Level 2
Financial Assets:
Trading securities	$22	$22	$37	$37
Investment securities available-for-sale	$332,284	$332,284	$676,986	$676,986
Federal Home Loan Bank (FHLB) stock	$8,322	$8,322	$13,048	$13,048
Other investments	$2,205	$2,205	$560	$560
Derivative assets	$1	$1	$6	$6
Financial Liabilities:
Derivative liabilities	$1,895	$1,895	$913	$913
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$6,165,071	$6,579,140	$5,894,745	$6,641,847
Accrued interest receivable	$71,830	$71,830	$36,781	$36,781
Servicing assets	$47,242	$47,242	$50,779	$50,779
Accounts receivable and other assets	$75,158	$75,158	$78,600	$78,600
Financial Liabilities:
Deposits	$8,548,518	$8,632,457	$7,679,685	$7,698,610
Securities sold under agreements to repurchase	$-	$-	$190,345	$190,274
Advances from FHLB	$69,410	$66,543	$79,620	$78,009
Other borrowings	$238	$238	$1,195	$1,195
Subordinated capital notes	$34,031	$36,083	$35,886	$36,083
Accrued expenses and other liabilities	$162,133	$162,133	$185,660	$185,660

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2020 and December 31, 2019:

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 24 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the quarters and nine-month periods ended September 30, 2020 and 2019:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Banking service revenues:
Checking accounts fees	$1,940	$1,545	$6,572	$4,494
Savings accounts fees	354	187	1,192	484
Electronic banking fees	12,760	8,018	34,582	24,121
Credit life commissions	59	158	201	426
Branch service commissions	232	337	959	1,055
Servicing and other loan fees	742	433	1,551	1,069
International fees	157	127	454	393
Miscellaneous income	53	8	167	12
Total banking service revenues	16,297	10,813	45,678	32,054

Wealth management revenue:
Insurance income	2,486	1,576	7,308	4,505
Broker fees	1,746	1,913	5,128	5,637
Trust fees	2,788	2,895	7,818	8,307
Retirement plan and administration fees	252	227	670	713
Total wealth management revenue	7,272	6,611	20,924	19,162

Mortgage banking activities:
Net servicing fees	3,139	1,033	8,506	2,592
Net gains on sale of mortgage loans and valuation	1,368	124	2,187	375
Other	(590)	(39)	(470)	(14)
Total mortgage banking activities	3,917	1,118	10,223	2,953
Total banking and financial service revenues	$27,486	$18,542	$76,825	$54,169

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2020 and 2019:

	Quarter Ended September 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$112,832	$14	$2,091	$114,937	$-	$114,937
Interest expense	(14,092)	-	(1,312)	(15,404)	-	(15,404)
Net interest income	98,740	14	779	99,533	-	99,533
Provision for loan and lease losses, net	(14,461)	-	792	(13,669)	-	(13,669)
Non-interest income	23,994	7,323	9	31,326	-	31,326
Non-interest expenses	(76,988)	(5,138)	(1,318)	(83,444)	-	(83,444)
Intersegment revenue	769	-	-	769	(769)	-
Intersegment expenses	-	(225)	(544)	(769)	769	-
Income before income taxes	$32,054	$1,974	$(282)	$33,746	$-	$33,746
Income tax expense	6,308	(13)	13	6,308	-	6,308
Net income	$25,746	$1,987	$(295)	$27,438	$-	$27,438
Total assets	$9,367,141	$33,006	$1,725,221	$11,125,368	$(1,106,377)	$10,018,991

	Nine-Month Period Ended September 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$351,933	$46	$8,347	$360,326	$-	$360,326
Interest expense	(44,307)	-	(6,325)	(50,632)	-	(50,632)
Net interest income	307,626	46	2,022	309,694	-	309,694
Provision for loan and lease losses, net	(77,795)	-	(701)	(78,496)	-	(78,496)
Non-interest income	64,349	21,089	4,490	89,928	-	89,928
Non-interest expenses	(237,943)	(14,819)	(3,485)	(256,247)	-	(256,247)
Intersegment revenue	1,920	-	-	1,920	(1,920)	-
Intersegment expenses	-	(580)	(1,340)	(1,920)	1,920	-
Income before income taxes	$58,157	$5,736	$986	$64,879	$-	$64,879
Income tax expense	9,305	4,506	42	13,853	-	13,853
Net income	$48,852	$1,230	$944	$51,026	$-	$51,026
Total assets	$9,367,141	$33,006	$1,725,221	$11,125,368	$(1,106,377)	$10,018,991

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$85,147	$16	$8,492	$93,655	$-	$93,655
Interest expense	(9,260)	-	(3,685)	(12,945)	-	(12,945)
Net interest income	75,887	16	4,807	80,710	-	80,710
Provision for loan and lease losses, net	(43,678)	-	(92)	(43,770)	-	(43,770)
Non-interest income	11,946	6,719	3,513	22,178	-	22,178
Non-interest expenses	(46,555)	(3,450)	(722)	(50,727)	-	(50,727)
Intersegment revenue	507	-	-	507	(507)	-
Intersegment expenses	-	(141)	(366)	(507)	507	-
Income before income taxes	$(1,893)	$3,144	$7,140	$8,391	$-	$8,391
Income tax expense	(738)	1,226	520	1,008	-	1,008
Net income	$(1,155)	$1,918	$6,620	$7,383	$-	$7,383
Total assets	$5,919,877	$26,596	$1,465,329	$7,411,802	$(1,078,297)	$6,333,505

	Nine-Month Period Ended September 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$253,138	$53	$29,429	$282,620	$-	$282,620
Interest expense	(27,083)	-	(11,953)	(39,036)	-	(39,036)
Net interest income	226,055	53	17,476	243,584	-	243,584
Provision for loan and lease losses, net	(73,560)	-	(164)	(73,724)	-	(73,724)
Non-interest income	34,932	19,537	8,313	62,782	-	62,782
Non-interest expenses	(139,384)	(11,675)	(3,272)	(154,331)	-	(154,331)
Intersegment revenue	1,648	-	-	1,648	(1,648)	-
Intersegment expenses	-	(480)	(1,168)	(1,648)	1,648	-
Income before income taxes	$49,691	$7,435	$21,185	$78,311	$-	$78,311
Income tax expense	18,634	2,788	2,057	23,479	-	23,479
Net income	$31,057	$4,647	$19,128	$54,832	$-	$54,832
Total assets	$5,919,877	$26,596	$1,465,329	$7,411,802	$(1,078,297)	$6,333,505

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of Oriental’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and Oriental’s consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and set forth in our Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

Other factors not identified above, including those described under the headings in our Annual Report on Form 10-K for the year ended December 31, 2019 may also cause actual results to differ materially from those described in our forward-looking statements.

Oriental is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer, auto and mortgage lending; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. Oriental operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. Oriental has 55 branches in Puerto Rico, a subsidiary in Boca Raton, Florida, and a non-bank operating subsidiary in Cornelius, North Carolina. Oriental’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

RECENT DEVELOPMENTS

COVID-19 Pandemic 2020

In the first quarter of 2020, the World Health Organization declared the outbreak of Covid-19 a pandemic. The Covid-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of Covid-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and limitations on business activity, including closures. These measures are severely restricting global economic activity, disrupting global supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruptions in financial markets. To address the economic impact in the U.S., in March and April 2020, the President signed into law four economic stimulus packages to provide relief to businesses and individuals, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Among other measures, the CARES Act created funding for the Small Business Administration (SBA) Paycheck Protection Program (PPP), which provides loans to small businesses to keep their employees on payroll and make other eligible payments. The original funding for the PPP was fully allocated by mid-April 2020, with additional funding made available on April 24, 2020 under the Paycheck Protection Program and Health Care Enhancement Act. On April 9, 2020, the Board of Governors of the Federal Reserve System (Federal Reserve) provided additional funding sources for small and mid-sized businesses as well as for state and local governments as they work through cash flow stresses caused by the Covid-19 pandemic. Additionally, the Federal Reserve has taken other steps to provide fiscal and monetary stimuli, including reducing the federal funds rate and the interest rate on the Federal Reserve’s discount window, and implementing programs to promote liquidity in certain securities markets. The Federal Reserve, along with other U.S. banking regulators, has also issued interagency guidance to financial institutions that are working with borrowers affected by Covid-19. In March, governments in Puerto Rico and U.S. Virgin Islands (“USVI”) shut down non-essential businesses and imposed restrictions on individual’s activities. Puerto Rico-based claims for unemployment have risen considerably since March of 2020. The Puerto Rico and USVI "stay at home" directives excluded essential businesses, including banks, and Oriental remained open and fully operational as described below. These "stay at home" directives significantly reduced economic activity in the Puerto Rico and the USVI. These tough measures, however, enabled Puerto Rico to begin to relax restrictions on economic activity by the end of the second quarter and beginning of the third, with a noticeable rebound in the economy.

In response to the pandemic, Oriental has implemented protocols and processes to help protect our employees and clients. These measures included:

• Enhancing workplace safety by providing protective gear, increased sanitation and enforcing social distancing.

• Operating our businesses from remote locations, leveraging our business continuity plans and capabilities that include having approximately 50% of employees work from home, and other employees operating using pre-planned contingency strategies for critical site-based operations. These capabilities have allowed us to continue to service our clients. We will continue to manage the increased operational risk related to the execution of our business continuity plans in accordance with our Risk Framework and Operational Risk Management Program.

• Expanding health insurance and benefits for employees, including coverage of the Covid-19 tests and related telemedicine, opening insurance networks of laboratories, pharmacies and doctors to ease employee access, and providing safety kits to all employees for personal or family use.

• Providing uninterrupted and excellent levels of service, achieved through all channels, phone, digital, branch appointments, ATMs, interactive ATMs, and drive-thru tellers, while maintaining employee and customer safety and social distancing. Oriental was the first bank in Puerto Rico and USVI to establish consumer and business relief programs accessible online to clients affected by Covid-19 and scheduling appointments at most branches through its webpage.

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

• Launching a digital portal, to make it fast and easy for our commercial clients to apply for PPP loan forgiveness.

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of September 30, 2020, no impairments have been recorded and there have been no significant changes in fair value hierarchy classifications. We have also elected to delay for two years the phase-in of the capital impact from our adoption of the new accounting standard on credit losses. For more information, see Regulatory Capital section in the MD&A.

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

As of June 30, 2020, Oriental had processed Covid-19 payment deferrals for more than 44,000 retail customers for $1.4 billion dollars or 32% of our retail loans. For our commercial customers, we had processed relief on $685 million dollars in loans or about 27% of our commercial portfolio. Deferrals have decreased from 30% of total loans in the second quarter to 2% of total loans in the third quarter. As of September 30, 2020, Oriental had loans subject to Covid-19 payment deferrals as follows:

	Covid-19 Moratoriums		% of Total Population
	Amount	Count
	(Dollars in thousands)
Mortgage	$23,951	237	1%
Commercial	112,385	46	5%
Total	$136,336	283	2%

Mortgage loans in the payment deferral program above consist of FHA and VA insured mortgage loans. Most commercial loans represent well-capitalized customers in the hospitality industry. For payment deferral programs that have expired at September 30, 2020, only 3%, or $14.6 million, in the auto loan portfolio and 2% or $13.5 million, in the mortgage loan portfolio have deteriorated to non-performing status. In accordance with Oriental’s policies, all accrued interest receivable of these loans in non-performing status have been reversed. The rest of the loan portfolios have not shown signs of deterioration.

Additionally, Oriental is a lender for the Small Business Administration's (“SBA”) Paycheck Protection Program ("PPP"), a program under the CARES Act, and other SBA, Federal Reserve or United States Treasury programs that have been created in response to the pandemic and may be a lender for programs created in the future. These programs are new and their effects on the Company’s business are uncertain. Through September 30, 2020, Oriental had approved 5,074 PPP loans amounting to $297 million, impacting more than 50,000 employees.

The macro-economic environment for the quarter ended September 30, 2020 has benefited from reduced Covid-19 related government restrictions on economic activity, combined with growing liquidity from the federal stimulus programs Puerto Rico is receiving related to the recovery from hurricane Maria in 2017, the early 2020 earthquakes, and now the Covid-19 pandemic.

Although the macroeconomic outlook improved modestly in the quarter ended September 30, 2020, the future direct and indirect impact of COVID-19 on our businesses, results of operations and financial condition remain highly uncertain. Should current economic conditions persist or deteriorate, this macroeconomic environment may have an adverse effect on our businesses, results of operations and financial condition. For more information on how the risks related to the COVID-19 pandemic may adversely affect our businesses, results of operations and financial condition, see Part II, Item 1A. Risk Factors.

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

The fair values initially assigned to assets acquired and liabilities assumed are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. Oriental is currently in the final steps for complete integration, which should be completed during the fourth quarter of the year 2020.

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

We have a governance framework intended to ensure that our estimate of the allowance for credit losses is appropriate. Our governance framework provides for oversight of methods, models, qualitative adjustments, process controls and results. At least quarterly, representatives from Finance and Risk Management review and assess our allowance methodologies, key assumptions and the appropriateness of the allowance for credit losses. The annual assessment on key assumptions was performed during the quarter ended September 30, 2020 and changes determined have been incorporated into the allowance for credit losses model.

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

SELECTED FINANCIAL DATA

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2020	2019	%	2020	2019	%
EARNINGS DATA:	(In thousands, except per share data)			(In thousands, except per share data)
Interest income	$114,937	$93,655	22.7%	$360,326	$282,620	27.5%
Interest expense	15,404	12,945	19.0%	50,632	39,036	29.7%
Net interest income	99,533	80,710	23.3%	309,694	243,584	27.1%
Provision for loan and lease losses, net	13,669	43,770	-68.8%	78,496	73,724	6.5%
Net interest income after provision for loan and lease losses	85,864	36,940	132.4%	231,198	169,860	36.1%
Non-interest income	31,326	22,178	41.2%	89,928	62,782	43.2%
Non-interest expenses	83,444	50,727	64.5%	256,247	154,331	66.0%
Income before taxes	33,746	8,391	302.2%	64,879	78,311	-17.2%
Income tax expense	6,308	1,008	525.8%	13,853	23,479	-41.0%
Net income	27,438	7,383	271.6%	51,026	54,832	-6.9%
Less: dividends on preferred stock	(1,628)	(1,628)	0.0%	(4,884)	(4,884)	0.0%
Income available to common shareholders	$25,810	$5,755	348.5%	$46,142	$49,948	-7.6%
PER SHARE DATA:
Basic	$0.50	$0.11	354.5%	$0.90	$0.97	-7.2%
Diluted	$0.50	$0.11	354.5%	$0.89	$0.97	-8.2%
Average common shares outstanding	51,342	51,345	0.0%	51,361	51,327	0.1%
Average common shares outstanding and equivalents	51,527	51,772	-0.5%	51,563	51,695	-0.3%
Cash dividends declared per common share	$0.07	$0.07	0.0%	$0.21	$0.21	0.0%
Cash dividends declared on common shares	$3,595	$3,596	0.0%	$10,787	$10,782	0.0%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.11%	0.46%	140.6%	0.71%	1.12%	-36.6%
Return on average tangible common equity	12.23%	2.58%	374.0%	7.44%	7.67%	-3.0%
Return on average common equity (ROE)	10.53%	2.35%	348.0%	6.37%	6.96%	-8.5%
Efficiency ratio	65.69%	51.11%	28.5%	66.30%	51.83%	27.9%
Interest rate spread	4.25%	5.23%	-18.7%	4.60%	5.26%	-12.5%
Interest rate margin	4.30%	5.35%	-19.7%	4.65%	5.38%	-13.6%

SELECTED FINANCIAL DATA - (Continued)

	September 30,	December 31,	Variance
	2020	2019	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Cash, cash equivalents and restricted cash	$2,283,050	$852,757	167.7%
Investments and loans
Investment securities	$434,364	$1,087,814	-60.1%
Loans and leases, net	6,579,140	6,641,847	-0.9%
Total investments and loans	$7,013,504	$7,729,661	-9.3%
Deposits and borrowings
Deposits	$8,632,457	$7,698,610	12.1%
Securities sold under agreements to repurchase	-	190,274	-100.0%
Other borrowings	102,864	115,287	-10.8%
Total deposits and borrowings	$8,735,321	$8,004,171	9.1%
Stockholders’ equity
Preferred stock	$92,000	$92,000	0.0%
Common stock	59,885	59,885	0.0%
Additional paid-in capital	621,978	621,515	0.1%
Legal surplus	101,233	95,779	5.7%
Retained earnings	284,053	279,646	1.6%
Treasury stock, at cost	(103,095)	(102,339)	-0.7%
Accumulated other comprehensive (loss)	8,268	(1,008)	-920.2%
Total stockholders' equity	$1,064,322	$1,045,478	1.8%
Per share data
Book value per common share	$19.13	$18.75	2.0%
Tangible book value per common share	$16.51	$15.96	3.4%
Market price at end of period	$12.46	$23.61	-47.2%
Capital ratios
Leverage capital	10.00%	9.24%	8.2%
Common equity Tier 1 capital ratio	12.55%	10.91%	15.0%
Tier 1 risk-based capital	14.25%	12.64%	12.7%
Total risk-based capital	15.50%	13.91%	11.4%
Equity-to-assets ratio	10.62%	11.24%	-5.5%
Financial assets managed
Trust assets managed	$3,163,803	$3,136,884	0.9%
Broker-dealer assets	$2,274,972	$2,375,871	-4.2%

FINANCIAL HIGHLIGHTS

Oriental had a strong third quarter performance in core business compared to the last quarter due to an improved macro-economic environment in Puerto Rico and the U.S. Virgin Islands coupled with being resilient, agile, and more than ready to service the changing needs of the customers and communities.

Our success was driven by staying close to our customers and the communities we serve, providing the financial solutions they need as we enter what appears to be a nascent and potentially expanding recovery.

The macro-economic environment benefited from reduced Covid-19 related government restrictions on economic activity, combined with growing liquidity from the federal stimulus programs Puerto Rico is receiving related to the recovery from hurricane Maria, the early 2020 earthquakes, and now the Covid-19 pandemic.

Customer accounts grew, and digital migration expanded. Deposit gathering and loan production were robust. Credit quality continued to be under control. Operating efficiency improved, and the Scotiabank integration is proceeding on schedule.

Return on average assets increased to 1.11%, return on average tangible common stockholders' equity expanded to 12.23%, and tangible book value, at $16.51 per share, continued to grow.

Third quarter of 2020:

• Increased Earnings: EPS diluted of $0.50 increased 28% compared to $0.39 in the second quarter of 2020 and 355% compared to $0.11 in the third quarter of 2019. Total core revenues were $127.0 million versus $128.2 million in the second quarter of 2020 and $99.3 million in the third quarter of 2019. Net interest margin was 4.30% compared to 4.78% in the second quarter of 2020. The effective tax rate was 18.7% based on a higher than originally anticipated proportion of exempt income.

• Lower Provision: Provision for credit losses fell 23% to $13.7 million from $17.7 million in the second quarter of 2020 and 69% from $43.8 million in the third quarter of 2019. Credit quality also reflected reduced deferrals (2.0% of total loans compared to 30.0%), $5.2 million in lower net charge offs, and increases in the total delinquency and non-performing loan rates of 11 bps and 52 bps, respectively, for non-PCD loans, from the second quarter of 2020.

• Expense Reduction: Non-interest expenses of $83.4 million fell more than 2% or $2.0 million compared to $85.5 million in the second quarter of 2020, with the efficiency ratio improving 101 bps to 65.7%. Excluding merger and Covid-19 related costs, the adjusted efficiency ratio improved 369 bps to 62.2% from the second quarter of 2020, as increased operating leverage from the Scotiabank acquisition began to kick in.

• Deposit and Cash Growth: Customer deposits grew $212.6 million to $8.5 billion on September 30, 2020 from June 30, 2020. Due to the increased deposits as well as repayments of loans and securities, cash increased $383.0 million, to $2.3 billion. As a result, total assets grew $83.6 million to $10.0 billion, which Oriental does not anticipate exceeding on December 31, 2020.

• Strong Production: Loan production totaled $457.8 million compared to $506.0 million in the second quarter of 2020. Excluding Paycheck Protection Program loans, production increased $227.8 million, driven by commercial, auto, mortgage and consumer lending. Net loans were $6.6 billion on September 30, 2020 compared to $6.7 billion on June 30, 2020.

• Capital Building: Tangible book value per share expanded 3% or $0.50 to $16.51 compared to the second quarter of 2020. All regulatory capital ratios continued to be significantly above requirements for a well-capitalized institution. The CET1 ratio was 12.55% on September 30, 2020 compared to 12.03% on June 30, 2020 and 17.98% on September 30, 2019, the quarter before the Scotiabank acquisition.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2020 and 2019:

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2020 AND 2019

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$114,938	$93,655	4.96%	6.21%	$9,218,717	$5,981,756
Tax equivalent adjustment	2,427	2,629	0.10%	0.17%	-	-
Interest-earning assets - tax equivalent	117,365	96,284	5.06%	6.38%	9,218,717	5,981,756
Interest-bearing liabilities	15,404	12,945	0.71%	0.98%	8,619,955	5,261,510
Tax equivalent net interest income / spread	101,961	83,339	4.35%	5.40%	598,762	720,246
Tax equivalent interest rate margin			4.45%	5.58%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	2,278	3,797	1.81%	2.14%	502,671	708,606
Interest bearing cash and money market investments	613	4,086	0.13%	2.21%	1,929,024	734,105
Total investments	2,891	7,883	0.47%	2.17%	2,431,695	1,442,711
Non-PCD/Non-PCI loans
Mortgage	11,208	8,427	5.51%	5.40%	814,189	623,772
Commercial	27,667	25,614	5.20%	6.36%	2,117,502	1,598,860
Consumer	12,931	11,964	11.31%	12.11%	454,780	391,899
Auto	31,223	28,905	8.37%	9.11%	1,484,282	1,259,212
Total Non-PCD/Non-PCI loans	83,029	74,910	6.78%	7.67%	4,870,753	3,873,743

PCD/PCI loans
Mortgage	21,843	7,093	5.75%	5.76%	1,511,567	488,716
Commercial	6,390	3,456	6.92%	7.90%	367,475	173,472
Consumer	35	240	4.87%	116.30%	2,839	826
Auto	750	73	8.68%	12.66%	34,388	2,288
Total PCD/PCI loans	29,018	10,862	6.06%	6.53%	1,916,269	665,302
Total loans	112,047	85,772	6.57%	7.50%	6,787,022	4,539,045
Total interest-earning assets	114,938	93,655	4.96%	6.21%	9,218,717	5,981,756

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	2,247	1,616	0.40%	0.57%	2,227,687	1,118,214
Savings and money market	2,010	2,012	0.41%	0.67%	1,927,680	1,199,678
Time deposits	7,512	4,427	1.55%	1.55%	1,944,856	1,151,248
Total core deposits	11,769	8,055	0.78%	0.93%	6,100,223	3,469,140
Brokered deposits	812	2,298	2.30%	2.55%	140,416	358,130
	12,581	10,353	0.81%	1.08%	6,240,639	3,827,270
Non-interest bearing deposits	-	-	0.00%	0.00%	2,276,400	1,094,047
Core deposit intangible amortization	2,039	201	0.00%	0.00%	-	-
Total deposits	14,620	10,554	0.68%	0.85%	8,517,039	4,921,317
Borrowings:
Securities sold under agreements to repurchase	-	1,342	0.00%	2.37%	-	224,783
Advances from FHLB and other borrowings	476	550	2.83%	2.75%	66,833	79,328
Subordinated capital notes	308	499	3.39%	5.49%	36,083	36,083
Total borrowings	784	2,391	3.03%	2.79%	102,916	340,194
Total interest bearing liabilities	15,404	12,945	0.71%	0.98%	8,619,955	5,261,511
Net interest income / spread	$99,534	$80,710	4.25%	5.24%
Interest rate margin			4.30%	5.35%
Excess of average interest-earning assets over average interest-bearing liabilities					$598,762	$720,247
Average interest-earning assets to average interest-bearing liabilities ratio					106.95%	113.69%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$5,404	$(10,396)	$(4,992)
Loans	39,704	(13,429)	26,275
Total interest income	45,108	(23,825)	21,283
Interest Expense:
Deposits	7,711	(3,645)	4,066
Repurchase agreements	(1,342)	-	(1,342)
Other borrowings	(114)	(151)	(265)
Total interest expense	6,255	(3,796)	2,459
Net Interest Income	$38,853	$(20,029)	$18,824

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$360,326	$282,620	5.41%	6.24%	$8,874,886	$6,055,475
Tax equivalent adjustment	7,869	8,013	0.12%	0.18%	-	-
Interest-earning assets - tax equivalent	368,195	290,633	5.53%	6.42%	8,874,886	6,055,475
Interest-bearing liabilities	50,632	39,036	0.81%	0.98%	8,297,837	5,350,701
Tax equivalent net interest income / spread	317,563	251,597	4.72%	5.44%	577,049	704,774
Tax equivalent interest rate margin			4.84%	5.62%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	9,552	18,292	1.88%	2.44%	679,201	1,000,217
Interest bearing cash and money market investments	3,760	9,357	0.35%	2.33%	1,423,781	535,865
Total investments	13,312	27,649	0.85%	2.41%	2,102,982	1,536,082
Non-PCD/Non-PCI loans
Mortgage	33,196	26,022	5.50%	5.44%	804,702	637,680
Commercial	85,528	76,399	5.64%	6.42%	2,019,853	1,589,922
Consumer	42,064	35,022	11.81%	12.11%	474,455	386,585
Auto and leasing	93,555	83,140	8.43%	9.20%	1,481,956	1,208,125
Total Non-PCD/Non-PCI loans	254,343	220,583	7.09%	7.72%	4,780,966	3,822,312

PCD/PCI loans
Mortgage	72,570	22,189	6.19%	5.81%	1,564,153	508,901
Commercial	17,172	10,965	5.98%	8.02%	383,525	182,896
Consumer	323	792	12.54%	128.93%	3,434	819
Auto	2,606	442	8.74%	13.24%	39,826	4,465
Total PCD/PCI loans	92,671	34,388	6.21%	6.58%	1,990,938	697,081
Total loans	347,014	254,971	6.83%	7.54%	6,771,904	4,519,393
Total interest-earning assets	360,326	282,620	5.41%	6.24%	8,874,886	6,055,475

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	6,772	4,800	0.43%	0.57%	2,092,973	1,120,825
Savings and money market	6,426	5,508	0.46%	0.62%	1,845,253	1,187,020
Time deposits	23,480	11,024	2.37%	2.07%	1,991,432	1,070,111
Total core deposits	36,678	21,332	0.85%	0.80%	5,929,658	3,377,956
Brokered deposits	3,844	7,660	2.51%	2.42%	203,779	422,364
	40,522	28,992	0.88%	1.02%	6,133,437	3,800,320
Non-interest bearing deposits	-	-	0.00%	0.00%	1,987,211	1,097,145
Core deposit intangible amortization	6,163	602	0.00%	0.00%	-	-
Total deposits	46,685	29,594	0.77%	0.81%	8,120,648	4,897,465
Borrowings:
Securities sold under agreements to repurchase	1,335	6,235	2.62%	2.47%	67,956	336,859
Advances from FHLB and other borrowings	1,521	1,671	2.77%	2.78%	73,150	80,294
Subordinated capital notes	1,091	1,536	4.02%	5.69%	36,083	36,083
Total borrowings	3,947	9,442	2.97%	2.79%	177,189	453,236
Total interest-bearing liabilities	50,632	39,036	0.81%	0.98%	8,297,837	5,350,701
Net interest income / spread	$309,694	$243,584	4.60%	5.26%
Interest rate margin			4.65%	5.38%
Excess of average interest-earning assets over average interest-bearing liabilities					$577,049	$704,774
Average interest-earning assets to average interest-bearing liabilities ratio					106.95%	$113.17%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$10,204	$(24,541)	$(14,337)
Loans	119,151	(27,108)	92,043
Total interest income	129,355	(51,649)	77,706
Interest Expense:
Deposits	19,477	(2,386)	17,091
Repurchase agreements	(4,977)	77	(4,900)
Other borrowings	(197)	(398)	(595)
Total interest expense	14,303	(2,707)	11,596

Net Interest Income	$115,052	$(48,942)	$66,110

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

Comparison of the quarters ended September 30, 2020 and 2019

Net interest income of $99.5 million increased $18.8 million from $80.7 million. Interest rate spread decreased 99 basis points to 4.25% from 5.24% and net interest margin decreased 105 basis points to 4.30% from 5.35%. These decreases are mainly due to the net effect of a decrease of 125 basis points in the average yield of total interest-earning assets and 27 basis points in the total average cost of interest-bearing liabilities.

Net interest income increased as a result of:

• Higher interest income from loans by $26.3 million, reflecting higher balances as a result of the Scotiabank PR & USVI Acquisition and PPP loan originations, partially offset by a 93 basis point decline in yield from higher proportion of 30-year, fixed rate residential mortgages from the Scotiabank acquisition and the effect of Federal Reserve Bank’s rate cuts on variable rate commercial loans; and

• Lower interest expenses in borrowings by $1.6 million, reflecting the maturity and early extinguishment of repurchase agreements during 2020, as Oriental’s strategy to increase lower-cost core deposits and reduce higher-cost borrowings.

Such increases in net interest income were adversely impacted by:

• Lower interest income from interest bearing cash and investment securities by $5.0 million, mainly impacted by the Federal Reserve Bank’s rate cuts in 2020; and

• Higher interest expense from deposits by $4.1 million, mainly related to deposits from the Scotiabank PR & USVI Acquisition and to the increase in customer deposits during the second and third quarter of 2020, reflecting commercial deposits from existing and new clients, and retail deposits from increased liquidity in the economy.

Comparison of the nine-month periods ended September 30, 2020 and 2019

Net interest income of $309.7 million increased $66.1 million from $243.6 million. Interest rate spread decreased 66 basis points to 4.60% from 5.26% and net interest margin decreased 73 basis points to 4.65% from 5.38%. These decreases are mainly due to the net effect of a decrease of 83 basis points in the average yield of total interest-earning assets and a decrease of 17 basis points in the total average cost of interest-bearing liabilities.

Net interest income increased as a result of:

• Higher interest income from loans by $92.0 million, reflecting higher balances as a result of the Scotiabank PR & USVI Acquisition and PPP loan originations, partially offset by a 71 basis points decline in yield from higher proportion of 30-year, fixed rate residential mortgages from the Scotiabank acquisition and the effect of Federal Reserve Bank’s rate cuts on variable rate commercial loans;

• $6.5 million in one-time interest recoveries from acquired PCI Scotiabank loans; and

• Lower interest expenses in borrowings by $5.5 million, reflecting the maturity and early extinguishment of repurchase agreements during 2020.

Such increases in net interest income were adversely impacted by:

• Lower interest income from interest bearing cash and investment securities by $14.3 million, mainly impacted by the Federal Reserve Bank’s rate cuts; and

• Higher interest expense from deposits by $17.1 million, mainly related to deposits from the Scotiabank PR & USVI Acquisition and to the increase in customer deposits during the current period, reflecting commercial deposits from existing and new clients, and retail deposits from increased liquidity in the economy.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2020	2019	Variance	2020	2019	Variance
	(Dollars in thousands)
Banking service revenue	$16,297	$10,813	50.7%	$45,678	$32,054	42.5%
Wealth management revenue	7,272	6,611	10.0%	20,924	19,162	9.2%
Mortgage banking activities	3,917	1,118	250.4%	10,223	2,953	246.2%
Total banking and financial service revenue	27,486	18,542	48.2%	76,825	54,169	41.8%
Net gain (loss) on:
Sale of securities available for sale	-	3,498	-100.0%	4,728	8,274	-42.9%
Bargain purchase from Scotiabank PR & USVI acquisition	3,465	-	100.0%	7,336	-	100.0%
Early extinguishment of debt	-	-	0.0%	(63)	(7)	-800.0%
Other non-interest income	375	138	171.7%	1,102	346	218.5%
Total non-interest income, net	$31,326	$22,178	41.2%	$89,928	$62,782	43.2%

Non-Interest Income

Non-interest income is affected by the amount of the trust department assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of quarters ended September 30, 2020 and 2019

Oriental recorded non-interest income, net, in the amount of $31.3 million, compared to $22.2 million, an increase of 41.2%, or $9.1 million. The net increase in non-interest income was mainly due to:

• An increase of $5.5 million in banking service revenues as electronic banking revenues increased $4.7 million due to Oriental’s larger customer base;

• An increase of $2.8 million in mortgage-banking activities, reflecting the Scotiabank PR & USVI Acquisition, as servicing revenues increased $2.1 million and to an increase of $1.3 million from gains of loans sold; and

• A $3.5 million bargain purchase gain from the Scotiabank PR & USVI Acquisition to adjust the deferred tax asset from new information received during the quarter about facts that existed at Day 1.

The increase in non-interest income was offset by a gain of $3.5 million on the sales of securities recorded during the prior year quarter.

Comparison of nine-month periods ended September 30, 2020 and 2019

Oriental recorded non-interest income, net, in the amount of $89.9 million, compared to $62.8 million, an increase of 43.2%, or $27.1 million. The increase in non-interest income was mainly due to:

• An increase of $13.6 million in banking service revenues reflecting the Scotiabank PR & USVI Acquisition as electronic banking revenues and deposit fees increased $10.5 million and $2.8 million, respectively, due to Oriental’s larger customer base;

• An increase of $1.8 million in wealth management revenue due to higher insurance income by $2.8 million mainly from the Scotiabank PR & USVI Acquisition insurance transaction volume, offset by lower broker-dealer sales by $509 thousand and trust fees by $489 thousand;

• An increase of $7.3 million in mortgage-banking activities, also reflecting the Scotiabank PR & USVI Acquisition, as servicing revenues increased $5.9 million, and to an increase of $1.9 million from gains of loans sold; and

• A $7.3 million bargain purchase gain from the Scotiabank PR & USVI Acquisition to adjust the fair value of accrued interest receivable at the closing and deferred tax asset.

The increase in non-interest income was offset by a gain of $8.3 million on the sales of securities recorded during the prior year period compared to a gain of $4.7 million recorded in the current period.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2020	2019	Variance %	2020	2019	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$31,955	$20,500	55.9%	$102,005	$60,716	68.0%
Occupancy, equipment and infrastructure costs	11,943	7,307	63.4%	35,220	22,564	56.1%
Electronic banking charges	8,734	5,505	58.7%	26,284	15,698	67.4%
Information technology expenses	5,381	2,247	139.5%	16,259	6,953	133.8%
Professional and service fees	3,331	3,662	-9.0%	12,596	10,297	22.3%
Taxes, other than payroll and income taxes	3,774	2,235	68.9%	10,123	6,530	55.0%
Insurance	2,428	(366)	763.4%	8,667	2,057	321.3%
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	1,323	2,889	-54.2%	6,763	8,839	-23.5%
Loan servicing and clearing expenses	2,345	1,194	96.4%	4,836	3,562	35.8%
Advertising, business promotion, and strategic initiatives	1,481	1,333	11.1%	4,643	3,859	20.3%
Communication	1,117	956	16.8%	2,993	2,556	17.1%
Printing, postage, stationery and supplies	1,094	672	62.8%	2,767	1,885	46.8%
Director and investor relations	302	374	-19.3%	928	934	-0.6%
Merger and restructuring charges	2,681	1,556	72.3%	5,991	2,556	134.4%
Pandemic expenses	2,090	-	100.0%	4,266	-	100.0%
Other	3,465	663	422.6%	11,906	5,325	123.6%
Total non-interest expenses	$83,444	$50,727	64.5%	$256,247	$154,331	66.0%
Relevant ratios and data:
Efficiency ratio	65.69%	51.11%		66.30%	51.83%
Compensation and benefits to non-interest expense	38.30%	40.41%		39.81%	39.34%
Compensation to average total assets owned	1.29%	1.27%		2.13%	1.87%
Average number of employees	2,343	1,436		2,405	1,436
Average compensation per employee	$13.64	$14.28		$42.41	$42.28
Average loans per average employee	$2,897	$3,161		$2,816	$3,147

Non-Interest Expenses

Comparison of quarters ended September 30, 2020 and 2019

Non-interest expense was $83.4 million, representing an increase of 64.5%, or $32.7 million, compared to $50.7 million.

The increase in non-interest expenses was driven by:

• Higher compensation and employee benefits by $11.5 million, reflecting higher employee count from the Scotiabank PR & USVI Acquisition;

• Increase in occupancy and equipment by $4.6 million mainly driven by $2.8 million increase in facilities, including branches, from the Scotiabank PR & USVI Acquisition and to $1.1 million increase in depreciation expenses also from the premises and equipment acquired;

• Increase in electronic banking charges by $3.2 million mainly driven by $2.4 million increase in debit card billing fees, $624 thousand increase in credit card merchant fees, and $200 thousand increase in debit cards interchange fees, as level of transactions increased due to a larger customer base;

• Increase in information technology expenses by $3.1 million related to the Scotiabank PR & USVI Acquisition system integrations;

• Increase of merger and restructuring charges by $1.1 million;

• Pandemic expenses of $2.1 million incurred during the current quarter; and

• Other expenses increased by $2.8 million related to broker-dealer claims and settlement reserve increase by $849 thousand and amortization of intangibles, which increased by $625 thousand, from the Scotiabank PR & USVI Acquisition. In addition, during the prior year quarter, Oriental received a $1.0 million credit from the government of Puerto Rico as a result of an employee retention benefit for employers affected by Hurricane Maria in 2017.

The efficiency ratio was 65.7%, up from 51.1%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the quarters ended September 30, 2020 and 2019 amounted to $3.8 million and $3.6 million, respectively.

Comparison of nine-month periods ended September 30, 2020 and 2019

Non-interest expense was $256.2 million, representing an increase of 66.0%, or $101.9 million, compared to $154.3 million.

The increase in non-interest expenses was driven by:

• Higher compensation and employee benefits by $41.3 million, reflecting higher employee count from the Scotiabank PR & USVI Acquisition;

• Increase in occupancy and equipment by $12.7 million mainly driven by a $7.7 million increase in facilities, including branches, from the Scotiabank PR & USVI Acquisition and to $3.1 million increase in depreciation expenses also from the premises and equipment acquired;

• Increase in electronic banking charges by $10.6 million mainly driven by a $6.5 million increase in debit card billing fees and a $3.2 million increase in credit card merchant fees, as level of transactions increased due to a larger customer base;

• Increase in information technology expenses by $9.3 million related to the Scotiabank PR & USVI Acquisition system integrations;

• Increase in insurance expenses by $6.6 million, $4.9 million related to the FDIC annual assessment as a result of the increase in customer deposits;

• Increase of merger and restructuring charges by $3.4 million;

• Increase in municipal tax and property tax by $3.6 million, mainly from the Scotiabank PR & USVI acquired business;

• Increase in professional and service fees by $2.3 million from higher consulting and advisory expenses by $1.1 million, supervisory examination fees by $407 thousand, audit fees by $274 thousand and legal expenses by $781 thousand;

• Pandemic expenses of $4.3 million incurred during the current period; and

• Other expenses increased by $8.4 million related to broker-dealer claims and settlement reserve increase by $2.2 million and amortization of intangibles, which increased by $1.9 million, from the Scotiabank PR & USVI Acquisition. In addition, during the prior year, Oriental received a $1.0 million credit from the government of Puerto Rico as a result of an employee retention benefit for employers affected by Hurricane Maria in 2017.

The efficiency ratio was 66.30%, up from 51.83%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the nine-month periods ended September 30, 2020 and 2019 amounted to $13.1 million and $8.6 million, respectively.

Provision for Credit Losses

Comparison of quarters ended September 30, 2020 and 2019

Provision for credit losses decreased $30.1 million to $13.7 million when compared with the prior year quarter. Current provision for credit losses included a $826 thousand provision to incorporate the potential effects of the Covid-19 pandemic, while the last year quarter included an additional $39.0 million provision placed to cover the sale of non-performing loans, sold during the fourth quarter of 2019.

Comparison of nine-month periods ended September 30, 2020 and 2019

Provision for credit losses increased $4.8 million from $73.7 million to $78.5 million. Current period provision included $39.9 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic. This increase was partially offset by the last year additional $39.0 million provision placed to cover the sale of non-performing loans. Additional increase is mainly due to increase in volume of loans from the Scotiabank PR & USVI Acquisition.

Please refer to the "Allowance for Credit Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for credit losses.

Income Taxes

Comparison of quarters ended September 30, 2020 and 2019

Effective tax rate was 18.7% in the quarter ended September 30, 2020, based on a higher than originally anticipated proportion of exempt income, compared to 12.0% in the same quarter of 2019.

Comparison of nine-month periods ended September 30, 2020 and 2019

Income tax expense was $13.9 million, compared to $23.5 million, reflecting the net income before income taxes of $64.9 million compared to $78.3 million for the same period in 2019.

Effective tax rate is based on a higher proportion of exempt income and income taxed at preferential rates.

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2020 and 2019.

	Quarter Ended September 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$112,832	$14	$2,091	$114,937	$-	$114,937
Interest expense	(14,092)	-	(1,312)	(15,404)	-	(15,404)
Net interest income	98,740	14	779	99,533	-	99,533
Provision credit losses	(14,461)	-	792	(13,669)	-	(13,669)
Non-interest income	23,994	7,323	9	31,326	-	31,326
Non-interest expenses	(76,988)	(5,138)	(1,318)	(83,444)	-	(83,444)
Intersegment revenue	769	-	-	769	(769)	-
Intersegment expenses	-	(225)	(544)	(769)	769	-
Income before income taxes	$32,054	$1,974	(282)	$33,746	$-	$33,746
Income tax expense	6,308	(13)	13	6,308	-	6,308
Net income	$25,746	$1,987	$(295)	$27,438	$-	$27,438
Total assets	$9,367,141	$33,006	$1,725,221	$11,125,368	$(1,106,377)	$10,018,991

	Nine-Month Period Ended September 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$351,933	$46	$8,347	$360,326	$-	$360,326
Interest expense	(44,307)	-	(6,325)	(50,632)	-	(50,632)
Net interest income	307,626	46	2,022	309,694	-	309,694
Provision for loan and lease losses	(77,795)	-	(701)	(78,496)	-	(78,496)
Non-interest income	64,349	21,089	4,490	89,928	-	89,928
Non-interest expenses	(237,943)	(14,819)	(3,485)	(256,247)	-	(256,247)
Intersegment revenue	1,920	-	-	1,920	(1,920)	-
Intersegment expenses	-	(580)	(1,340)	(1,920)	1,920	-
Income before income taxes	$58,157	$5,736	986	$64,879	$-	$64,879
Income tax expense	9,305	4,506	42	13,853	-	13,853
Net income	$48,852	$1,230	$944	$51,026	$-	$51,026
Total assets	$9,367,141	$33,006	$1,725,221	$11,125,368	$(1,106,377)	$10,018,991

	Quarter Ended September 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$85,147	$16	$8,492	$93,655	$-	$93,655
Interest expense	(9,260)	-	(3,685)	(12,945)	-	(12,945)
Net interest income	75,887	16	4,807	80,710	-	80,710
Provision for loan and lease losses	(43,678)	-	(92)	(43,770)	-	(43,770)
Non-interest income	11,946	6,719	3,513	22,178	-	22,178
Non-interest expenses	(46,555)	(3,450)	(722)	(50,727)	-	(50,727)
Intersegment revenue	507	-	-	507	(507)	-
Intersegment expenses	-	(141)	(366)	(507)	507	-
Income before income taxes	$(1,893)	$3,144	$7,140	$8,391	$-	$8,391
Income tax expense	(738)	1,226	520	1,008	-	1,008
Net income	$(1,155)	$1,918	$6,620	$7,383	$-	$7,383
Total assets	$5,919,877	$26,596	$1,465,329	$7,411,802	$(1,078,297)	$6,333,505

	Nine-Month Period Ended September 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$253,138	$53	$29,429	$282,620	$-	$282,620
Interest expense	(27,083)	-	(11,953)	(39,036)	-	(39,036)
Net interest income	226,055	53	17,476	243,584	-	243,584
Provision for loan and lease losses	(73,560)	-	(164)	(73,724)	-	(73,724)
Non-interest income	34,932	19,537	8,313	62,782	-	62,782
Non-interest expenses	(139,384)	(11,675)	(3,272)	(154,331)	-	(154,331)
Intersegment revenue	1,648	-	-	1,648	(1,648)	-
Intersegment expenses	-	(480)	(1,168)	(1,648)	1,648	-
Income before income taxes	$49,691	$7,435	$21,185	$78,311	$-	$78,311
Income tax expense	18,634	2,788	2,057	23,479	-	23,479
Net income	$31,057	$4,647	$19,128	$54,832	$-	$54,832
Total assets	$5,919,877	$26,596	$1,465,329	$7,411,802	$(1,078,297)	$6,333,505

Comparison of quarters ended September 30, 2020 and 2019

Banking

Oriental's banking segment net income before taxes increased $33.9 million from a loss of $1.9 million to $32.1 million, mainly reflecting:

• Higher interest income from loans by $26.3 million, reflecting higher balances as a result of the Scotiabank PR & USVI Acquisition and PPP loan originations, partially offset by a 93 basis point decline in yield from higher proportion of 30-year, fixed rate residential mortgages from the Scotiabank acquisition and the effect of Federal Reserve Bank’s rate cuts on variable rate commercial loans;

• Higher interest expense from deposits by $4.1 million, mainly related to deposits from the Scotiabank PR & USVI Acquisition and to the increase in customer deposits during 2020, reflecting commercial deposits from existing and new clients, and retail deposits from increased liquidity in the economy;

• Provision for credit losses decreased $29.2 million to $13.4 million when compared with the last year quarter. Current provision for credit losses included a $826 thousand provision to incorporate the potential effects of the Covid-19 pandemic, while the last year quarter included an additional $39.0 million provision placed to cover the sale of non-performing loans, sold during the fourth quarter of 2019. Additional increase in current period is mainly due to increase in volume of loans from the Scotiabank PR & USVI Acquisition;

• An increase of $5.5 million in banking service revenues as electronic banking revenues increased $4.7 million due to Oriental’s larger customer base;

• An increase of $2.8 million in mortgage-banking activities, reflecting the Scotiabank PR & USVI Acquisition, as servicing revenues increased $2.1 million and to an increase of $1.3 million from gains of loans sold;

• A $3.5 million bargain purchase gain from the Scotiabank PR & USVI Acquisition to adjust the deferred tax asset from new information received during the quarter about facts that existed at Day 1; and

• Increase in non-interest expense by $30.4 million reflecting the Scotiabank PR & USVI Acquisition, mainly in compensation and employee benefits, electronic banking charges, occupancy and equipment, information technology, insurance expense, merger and restructuring, Covid-19 pandemic related expenses, municipal taxes and professional services.

Wealth Management

Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment decreased $1.2 million as a result of higher income and expenses due to the Scotiabank PR & USVI Acquisition.

Treasury

Treasury segment net income before taxes decreased $7.4 million, mainly reflecting:

• Lower interest income from interest bearing cash and investment securities by $5.0 million, mainly impacted by the Federal Reserve Bank’s rate cuts in 2020;

• Lower interest expenses in borrowings by $1.6 million, reflecting the maturity and early extinguishment of repurchase agreements during 2020 and $0.8 million decrease in interest expenses from brokered deposits, as Oriental’s strategy to increase lower-cost core deposits and reduce higher-cost borrowings; and

• No gain on sale of securities in the current quarter, as compared to $3.5 million gain on sales of securities recorded during the prior year quarter.

Comparison of nine-month periods ended September 30, 2020 and 2019

Banking

Oriental's banking segment net income before taxes increased $8.5 million from $49.7 million to a $58.2 million, mainly reflecting:

• Higher interest income from loans by $92.0 million, reflecting higher balances as a result of the Scotiabank PR & USVI Acquisition and PPP loan originations, partially offset by a 71 basis points decline in yield from higher proportion of 30-year, fixed rate residential mortgages from the Scotiabank acquisition and the effect of Federal Reserve Bank’s rate cuts on variable rate commercial loans;

• $6.5 million in one-time interest recoveries from acquired PCI Scotiabank loans;

• Higher interest expense from deposits by $17.1 million, mainly related to deposits from the Scotiabank PR & USVI Acquisition and to the increase in customer deposits during the current period, reflecting commercial deposits from existing and new clients, and retail deposits from increased liquidity in the economy;

• An increase of $13.6 million in banking service revenues reflecting the Scotiabank PR & USVI Acquisition as electronic banking revenues and deposit fees increased $10.5 million and $2.8 million, respectively, due to Oriental’s larger customer base;

• An increase of $7.3 million in mortgage-banking activities, also reflecting the Scotiabank PR & USVI Acquisition, as servicing revenues increased $5.9 million, and to an increase of $1.9 million from gains of loans sold;

• A $7.3 million bargain purchase gain from the Scotiabank PR & USVI Acquisition to adjust the fair value of accrued interest receivable at the closing and deferred tax asset; and

• Increase in non-interest expense by $98.6 million reflecting the Scotiabank PR & USVI Acquisition, mainly in compensation and employee benefits, electronic banking charges, occupancy and equipment, information technology, insurance expenses, merger and restructuring charges, Covid-19 pandemic related expenses, municipal taxes and professional services.

Wealth Management

Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment decreased $1.7 million as a result of higher income and expenses due the Scotiabank PR & USVI Acquisition.

Treasury

Treasury segment net income before taxes decreased by $20.2 million, mainly reflecting:

• Lower interest income from interest bearing cash and investment securities by $21.1 million, mainly impacted by the Federal Reserve Bank’s rate cuts;

• Lower interest expenses in borrowings by $5.5 million, reflecting the maturity and early extinguishment of repurchase agreements during the current period; and

• A gain of $8.3 million on the sales of securities recorded during the prior year period compared to a gain of $4.7 million recorded in the current period.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At September 30, 2020, Oriental’s total assets amounted to $10.019 billion representing an increase of 7.8%, when compared to $9.298 billion at December 31, 2019. Loans portfolio decreased $62.7 million and investments decreased $653.5 million, while cash increased $1.4 billion.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At September 30, 2020, Oriental’s loan portfolio decreased 0.9%, reflecting repayments and the increase in allowance for credit losses on Non-PCD loans as a result of CECL implementation and to the $39.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic during the nine-month period ended September 30, 2020. Loan production during the nine-month period ended September 30, 2020 reached $1.245 billion, compared to $894 million in the year ago period driven by mortgage and commercial lending, including $296.7 million PPP loan originations in response to the Covid-19 pandemic under the CARES Act. The Non-PCD loan portfolio, excluding allowance for credit losses, increased $132.7 million from $4.735 billion at December 31, 2019 to $4.868 billion at September 30, 2020.

During the nine-month period ended September 30, 2020, Oriental sold $316.3 million mortgage-backed securities at a gain of $4.7 million and had $306.6 million maturities in US treasury notes that were not renewed.

Cash and cash equivalents of $2.3 billion increased $1.4 billion primarily because of the influx of both commercial and retail deposits from increased liquidity in the economy.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRAs") and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. September 30, 2020, total assets managed by Oriental’s trust division and OPC amounted to $3.164 billion, compared to $3.137 billion at December 31, 2019. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2020, total assets gathered by Oriental Financial Services and Oriental Insurance from its customers’ investment accounts amounted to $2.275 billion, compared to $2.376 billion at December 31, 2019. Decrease was mainly due to decrease in market interest rates.

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

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of September 30, 2020, no impairments have been recorded.

As of September 30, 2020, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	September 30	December 31,	Variance
	2020	2019	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$139,964	$402,656	-65.2%
Obligations of US government-sponsored agencies	1,714	1,961	-12.6%
US Treasury securities	91,531	397,184	-77.0%
CMOs issued by US government-sponsored agencies	43,864	54,760	-19.9%
GNMA certificates	145,892	216,470	-32.6%
FHLB stock	8,322	13,048	-36.2%
Other debt securities	850	1,138	-25.3%
Other investments	2,227	597	273.0%
Total investments	434,364	1,087,814	-60.1%
Loans	6,579,140	6,641,847	-0.9%
Total investments and loans	7,013,504	7,729,661	-9.3%
Other assets:
Cash and due from banks (including restricted cash)	2,268,433	845,982	168.1%
Money market investments	14,617	6,775	115.7%
Foreclosed real estate	19,456	29,909	-34.9%
Accrued interest receivable	71,830	36,781	95.3%
Deferred tax asset, net	178,957	176,740	1.3%
Premises and equipment, net	83,270	81,105	2.7%
Servicing assets	47,242	50,779	-7.0%
Goodwill	86,069	86,069	0.0%
Right of use assets	35,900	39,112	-8.2%
Core deposit, customer relationship and other intangibles	48,650	56,965	-14.6%
Other assets and customers' liability on acceptances	151,063	157,783	-4.3%
Total other assets	3,005,487	1,568,000	91.7%
Total assets	$10,018,991	$9,297,661	7.8%
Investment portfolio composition:
FNMA and FHLMC certificates	32.2%	37.0%
Obligations of US government-sponsored agencies	0.4%	0.2%
US Treasury securities	21.1%	36.5%
CMOs issued by US government-sponsored agencies	10.1%	5.0%
GNMA certificates	33.6%	19.9%
FHLB stock	1.9%	1.2%
Other debt securities and other investments	0.7%	0.2%
	100.0%	100.0%

TABLE 5 - LOAN PORTFOLIO COMPOSITON

	September 30,	December 31,
	2020	2019
	(In thousands)
Loans held for investment:
Commercial	$2,426,795	$2,222,085
Mortgage	2,352,585	2,489,230
Consumer	436,882	504,507
Auto	1,543,665	1,522,973
	6,759,927	6,738,795
Allowance for credit losses	(235,313)	(116,539)
Total loans held for investment	6,524,614	6,622,256
Mortgage loans held for sale	54,526	19,591
Total loans, net	$6,579,140	$6,641,847

Oriental’s loan portfolio is composed of mortgage, commercial, consumer, and auto loans business products. As shown in Table 5 above, total loans, net, amounted to $6.579 billion at September 30, 2020 and $6.642 billion at December 31, 2019. Oriental’s loans held-for-investment portfolio composition and trends were as follows:

• Commercial loan portfolio amounted to $2.427 billion (35.9% of the gross loan portfolio) compared to $2.222 billion (33.0% of the gross loan portfolio) at December 31, 2019. Commercial production, including the U.S. loan program production and PPP loans, increased 137.2% and 143.2% to $184.7 million and $706.6 million for the quarters and nine-month periods ended September 30, 2020, respectively, from $120.4 million and $212.6 million for the same periods in 2019.

• Mortgage loan portfolio amounted to $2.353 billion (34.8% of the gross loan portfolio) compared to $2.489 billion (36.8% of the gross originated loan portfolio) at December 31, 2019. Mortgage loan production totaled $93.7 million and $148.4 million for the quarter and nine-month period ended September 30, 2020, respectively, which represents an increase of 293.4% and an increase of 114.7% from $23.8 million and $69.1 million for the same periods in 2019. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $62.7 million and $75.2 million at September 30, 2020 and December 31, 2019, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

• Consumer loan portfolio amounted to $436.9 million (6.5% of the gross loan portfolio) compared to $504.5 million (7.5% of the gross loan portfolio) at December 31, 2019. Consumer loan production decreased 51.2% to $23.5 million and 43.7% to $77.0 million for the quarter and nine-month period ended September 30, 2020, respectively, from $48.3 million and $136.8 million for the same periods in 2019.

• Auto and leasing portfolio amounted to $1.544 billion (22.8% of the gross loan portfolio) compared to $1.523 billion (22.6% of the gross originated loan portfolio) at December 31, 2019. Auto production increased 10.2% to $155.9 million and decreased 21.5% to $312.6 million for the quarter and nine-month period ended September 30, 2020, respectively, compared to $141.5 million and $398.0 million for the same periods in 2019.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	September 30, 2020
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$6,993	$209	2.99%	$6,899	$362	5.25%	$73,132	$1,638	2.24%
90 - 119 days	2	-	0.00%	-	-	0.00%	1,221	305	24.98%
120 - 179 days	198	62	31.31%	270	15	5.56%	2,324	312	13.43%
180 - 364 days	10	-	0.00%	-	-	0.00%	1,961	117	5.97%
365+ days	89	3	3.37%	280	15	5.36%	10,395	607	5.84%
Total	$7,292	$274	3.76%	$7,449	$392	5.26%	$89,033	$2,979	3.35%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.19%			0.19%			2.28%
Refinanced or Modified Loans:
Amount	$2,080	$149	7.16%	$572	$20	3.50%	$27,272	$2,304	8.45%
Percentage of Higher-Risk Loan Category	28.52%			7.68%			30.63%
Loan-to-Value Ratio:
Under 70%	$4,691	$172	3.67%	$1,882	$103	5.47%	$-	$-	-
70% - 79%	588	21	3.57%	1,375	74	5.38%	-	-	-
80% - 89%	1,725	27	1.57%	2,822	153	5.42%	-	-	-
90% and over	288	54	18.75%	1,370	62	4.53%	89,033	2,979	3.35%
	$7,292	$274	3.76%	$7,449	$392	5.26%	$89,033	$2,979	3.35%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans. Only Non-PCD loans.

The following table includes the maturities of Oriental's lending exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and one loan to a public corporation acquired in the Scotiabank PR & USVI Acquisition. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $308.2 million at September 30, 2020.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

September 30, 2020
			Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Public corporations	$24,141	$24,141	$-	$-
Municipalities	97,821	61	18,076	79,684
Total	$121,962	$24,202	$18,076	$79,684

Credit Risk Management

Allowance for Credit Losses

Oriental maintains an allowance for credit losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. Oriental’s allowance for credit losses ("ACL") policy provides for a detailed quarterly analysis of lifetime expected credit losses.

On January 1, 2020, Oriental adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. Upon adoption of the new accounting standard, Oriental recorded a net increase of $89.7 million in the allowance for credit losses on January 1, 2020 which was comprised of a net increase of $39.2 million allowance for credit losses for Non-PCD loans decreasing retained earnings and $50.5 million for PCD loans, made through the allowance and loan balances with no impact in capital. The allowance for credit losses further increased by $29.1 million at September 30, 2020, which included a $39.1 million increase primarily due to the deterioration in the economic outlook resulting from the impact of COVID-19.

Tables 8 through 10 set forth an analysis of activity in the allowance for credit losses and present selected credit loss statistics for September 30, 2020 and December 31, 2019 (prior to the adoption of the CECL accounting standard). In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Credit Losses” section in the MD&A for a more detailed analysis of provisions for credit losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At September 30, 2020 and December 31, 2019, Oriental had $189.3 million and $80.9 million, respectively, of non-accrual loans, including PCD loans accounted for under ASU 2016-13.

At September 30, 2020 and December 31, 2019, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-performing assets amounted to $98.7 million and $103.7 million, respectively.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

At September 30, 2020, Oriental’s non-performing assets increased by 81.3% to $215.2 million, including PCD loans, mainly as a result of the new CECL methodology (2.15% of total assets) from $118.7 million (1.28% of total assets) at December 31, 2019. Foreclosed real estate and other repossessed assets amounting to $19.5 million and $1.9 million, respectively, at September 30, 2020, decreased from $29.9 million and $3.3 million, respectively, at December 31, 2019, recorded at fair value. Oriental does not expect non-performing loans to result in significantly higher losses. At September 30, 2020, the allowance coverage ratio to non-performing loans was 121.4% (99.5% at December 31, 2019).

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

The following items comprise non-performing loans held for investment, Non-PCD and PCDs:

Commercial loans —At September 30, 2020, Oriental’s non-performing commercial loans amounted to $120.1 million (62.0 % of Oriental’s non-performing loans), a 180.4% increase from $42.8 million at December 31, 2019 (50.1% of Oriental’s non-performing loans). Increase was mainly due to PCD loan pools in nonaccrual amounting to $79.6 million. Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.

Residential mortgage loans —At September 30, 2020, Oriental’s non-performing mortgage loans totaled $45.9 million (23.7% of Oriental’s non-performing loans), a 103.7% increase from $22.6 million (26.4% of Oriental’s non-performing loans) at December 31, 2019. Non-PCD residential mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.

Consumer loans —At September 30, 2020, Oriental’s non-performing consumer loans amounted to $5.2 million (2.7% of Oriental’s non-performing loans), a 10.0% decrease from $5.8 million at December 31, 2019 (6.8% of Oriental’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto loans and leases —At September 30, 2020, Oriental’s non-performing auto loans and leases amounted to $22.6 million (11.7% of Oriental’s total non-performing loans), an increase of 58.0% from $14.3 million at December 31, 2019 (16.7% of Oriental’s total non-performing loans). Non-PCD auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.

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

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	September 30,	December 31,	Variance
	2020	2019	%
	(In thousands)
Allowance for credit losses:
Non-PCD
Commercial	$41,195	$25,993	58.5%
Mortgage	19,622	8,727	124.8%
Consumer	27,125	18,446	47.1%
Auto and leases	68,467	31,878	114.8%
Total allowance for credit losses	$156,409	$85,044	$83.9%

PCD
Commercial	$47,449	8,893	433.6%
Mortgage	30,409	21,655	40.4%
Consumer	108	-	100.0%
Auto and leases	938	947	-1.0%
Total allowance for credit losses	$78,904	31,495	150.5%

Allowance for credit losses summary
Commercial	$88,644	$34,886	154.1%
Mortgage	50,031	30,382	64.7%
Consumer	27,233	18,446	47.6%
Auto and leases	69,405	32,825	111.4%
Total allowance for credit losses	$235,313	$116,539	$101.9%

Allowance composition:
Commercial	37.7%	29.9%
Mortgage	21.3%	26.1%
Consumer	11.6%	15.8%
Auto and leases	29.5%	28.2%
	100.0%	100.0%

Allowance coverage ratio at end of period:
Commercial	3.7%	1.6%	132.5%
Mortgage	2.1%	1.2%	74.5%
Consumer	6.2%	3.7%	70.4%
Auto and leases	4.5%	2.2%	108.8%
	3.5%	1.7%	101.2%

Allowance coverage ratio to non-performing loans:
Commercial	73.8%	81.5%	-9.4%
Mortgage	108.9%	134.7%	-19.2%
Consumer	522.7%	318.8%	64.0%
Auto and leases	307.3%	229.6%	33.8%
	121.4%	136.4%	-11.0%

TABLE 9 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2020	2019	%	2020	2019	%
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$232,701	$162,642	43.1%	$116,539	$164,231	-29.0%
Impact of ASC 326 adoption	-	-	0.0%	89,720	-	100.0%
Provision for credit losses	13,182	43,770	-69.9%	79,407	73,724	7.7%
Charge-offs	(18,095)	(42,419)	-57.3%	(71,021)	(78,938)	-10.0%
Recoveries	7,525	7,933	-5.1%	20,668	18,592	11.2%
Allowance derecognition	-	(17,583)	-100.0%	-	(23,266)	-100.0%
Balance at end of period	$235,313	$154,343	$52.5%	$235,313	$154,343	$52.5%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2020	2019	%	2020	2019	%
	(Dollars in thousands)
Non-PCD
Mortgage
Charge-offs	$(56)	$(16,299)	-99.7%	$(659)	$(17,490)	-96.2%
Recoveries	269	493	-45.4%	527	1,096	-51.9%
Total	213	(15,806)	-101.3%	(132)	(16,394)	-99.2%
Commercial
Charge-offs	(298)	(8,421)	-96.5%	(4,566)	(11,733)	-61.1%
Recoveries	253	175	44.6%	2,407	503	378.5%
Total	(45)	(8,246)	-99.5%	(2,159)	(11,230)	-80.8%
Consumer
Charge-offs	(5,114)	(5,316)	-3.8%	(15,316)	(15,148)	1.1%
Recoveries	663	1,463	-54.7%	1,750	2,171	-19.4%
Total	(4,451)	(3,853)	15.5%	(13,566)	(12,977)	4.5%
Auto and leases
Charge-offs	(10,123)	(12,383)	-18.3%	(36,476)	(34,567)	5.5%
Recoveries	5,950	5,802	2.6%	13,566	14,822	-8.5%
Total	(4,173)	(6,581)	-36.6%	(22,910)	(19,745)	16.0%

PCD Loans:
Mortgage
Charge-offs	$(1,677)	$-	100.0%	$(8,998)	$-	100.0%
Recoveries	89	-	100.0%	791	-	100.0%
Total	(1,588)	-	100.0%	(8,207)	-	100.0%
Commercial
Charge-offs	(293)	-	100.0%	(3,036)	-	100.0%
Recoveries	91	-	100.0%	752	-	100.0%
Total	(202)	-	100.0%	(2,284)	-	100.0%
Consumer
Charge-offs	(60)	-	100.0%	(521)	-	100.0%
Recoveries	(1)	-	100.0%	92	-	100.0%
Total	(61)	-	100.0%	(429)	-	100.0%
Auto and leases
Charge-offs	(474)	-	100.0%	(1,449)	-	100.0%
Recoveries	211	-	100.0%	783	-	100.0%
Total	(263)	-	100.0%	(666)	-	100.0%

Total charge-offs	(18,095)	(42,419)	-57.3%	(71,021)	(78,938)	-10.0%
Total recoveries	7,525	7,933	-5.1%	20,668	18,592	11.2%
Net charge-offs	$(10,570)	$(34,486)	-69.3%	$(50,353)	$(60,346)	-16.6%

Net credit losses to average loans outstanding:
Mortgage	0.24%	5.68%	-95.84%	0.47%	1.91%	-75.38%

Commercial	0.04%	1.86%	-97.86%	0.25%	0.84%	-70.82%
Consumer	3.94%	3.92%	0.50%	3.90%	4.47%	-12.57%
Auto and leases	1.17%	2.09%	-44.01%	2.07%	2.17%	-4.86%
Total	0.62%	3.04%	-79.50%	0.99%	1.78%	-44.31%
Recoveries to charge-offs	41.59%	18.70%	122.37%	29.10%	23.55%	23.56%
Average Loans Held for Investment (a)
Mortgage	$2,325,756	$1,112,488	109.1%	$2,368,855	$1,146,580	106.6%
Commercial	2,484,977	1,772,332	40.2%	2,403,377	1,772,818	35.6%
Consumer	457,620	392,725	16.5%	477,889	387,404	23.4%
Auto and leases	1,518,669	1,261,501	20.4%	1,521,783	1,212,591	25.5%
Total	$6,787,022	$4,539,046	49.5%	$6,771,904	$4,519,393	49.8%

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

TABLE 11 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance
	2020	2019	(%)
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans
Troubled-Debt Restructuring loans	$24,117	$23,587	2.2%
Other loans	84,547	57,336	47.5%
Accruing loans
Troubled-Debt Restructuring loans	3,172	3,317	-4.4%
Other loans	1,371	500	174.2%
Total	$113,207	$84,740	33.6%
PCD	80,638	724	11037.8%
Total non-performing loans	$193,845	$85,464	126.8%
Foreclosed real estate	19,456	29,909	-34.9%
Other repossessed assets	1,918	3,327	-42.4%
	$215,219	$118,700	81.3%

Non-performing assets to total assets	2.15%	1.28%	68.3%
Non-performing assets to total capital	20.22%	11.35%	78.1%

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$855	$590	$1,879	$1,180

TABLE 12 - NON-PERFORMING LOANS

	September 30,	December 31,	Variance
	2020	2019	%
	(In thousands)
Non-performing loans
Non-PCD
Commercial	$40,477	$42,606	-5.0%
Mortgage	44,941	22,552	99.3%
Consumer	5,206	5,287	-1.5%
Auto and leases	22,583	14,295	58.0%
Total	$113,207	$84,740	33.6%

PCD
Commercial	$79,631	$225	35291.6%
Mortgage	1,003	-	100.0%
Consumer	4	499	-99.2%
Total	$80,638	$724	11037.8%
Total non-performing loans	$193,845	$85,464	126.8%

Non-performing loans composition percentages:
Commercial	62.0%	50.1%
Mortgage	23.7%	26.4%
Consumer	2.7%	6.8%
Auto and leases	11.7%	16.7%
	100.0%	100.0%

Non-performing loans to:
Total loans	2.9%	1.8%	60.3%
Total assets	1.9%	0.9%	112.1%
Total capital	18.2%	8.1%	124.5%

Non-performing loans with partial charge-offs to:
Total loans	0.9%	0.5%	78.8%
Non-performing loans	32.4%	29.3%	10.6%

Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	75.5%	123.0%	-38.6%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	179.5%	141.9%	26.5%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	September 30,	December 31,	Variance
	2020	2019	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$2,333,489	$1,675,315	39.3%
NOW accounts	2,349,443	1,903,757	23.4%
Savings and money market accounts	1,949,362	1,836,480	6.1%
Certificates of deposit	1,992,092	2,271,286	-12.3%
Total deposits	8,624,386	7,686,838	12.2%
Accrued interest payable	8,071	11,772	-31.4%
Total deposits and accrued interest payable	8,632,457	7,698,610	12.1%
Borrowings:
Securities sold under agreements to repurchase	-	190,274	-100.0%
Advances from FHLB	66,543	78,009	-14.7%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	238	1,195	-80.1%
Total borrowings	102,864	305,561	-66.3%
Total deposits and borrowings	8,735,321	8,004,171	9.1%

Other Liabilities:
Derivative liabilities	1,895	913	107.6%
Acceptances outstanding	18,291	21,599	-15.3%
Lease liability	37,029	39,840	-7.1%
Other liabilities	162,133	185,660	-12.7%
Total liabilities	$8,954,669	$8,252,183	8.5%
Deposits portfolio composition percentages:
Non-interest bearing deposits	27.1%	21.8%
NOW accounts	27.2%	24.8%
Savings and money market accounts	22.6%	23.9%
Certificates of deposit	23.1%	29.5%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	0.0%	62.3%
Advances from FHLB	64.7%	25.5%
Other term notes	0.2%	0.4%
Subordinated capital notes	35.1%	11.8%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$-	$190,000

Daily average outstanding balance	$67,445	$299,842
Maximum outstanding balance at any month-end	$190,000	$461,954

Liabilities and Funding Sources

As shown in Table 13 above, at September 30, 2020, Oriental’s total liabilities were $8.955 billion, 8.5% more than the $8.252 billion reported at December 31, 2019. Deposits and borrowings, Oriental’s funding sources, amounted to $8.735 billion at September 30, 2020 versus $8.004 billion at December 31, 2019, a 9.1% increase, mainly from higher core deposits by $1.1 billion, while brokered deposits and borrowings decreased $147.4 million and $202.7 million, respectively.

At September 30, 2020, deposits represented 99% and borrowings represented 1% of interest-bearing liabilities. At September 30, 2020, deposits, the largest category of Oriental’s interest-bearing liabilities, were $8.632 billion, an increase of 12.2% from $7.699 billion at December 31, 2019, reflecting higher commercial deposits from existing and new clients and in retail accounts from increased liquidity in the economy.

Borrowings consist mainly of FHLB-NY advances and subordinated capital notes. The overall declines in brokered deposits and borrowings are part of the strategy to replace higher cost funding with lower cost core deposits.

Stockholders’ Equity

At September 30, 2020, Oriental’s total stockholders’ equity was $1.064 billion, a 1.8% increase when compared to $1.045 billion at December 31, 2019. This increase in stockholders’ equity reflects increases in accumulated other comprehensive income, net of tax, of $9.3 million, in legal surplus of $5.5 million, in retained earnings of $4.4 million, in treasury stock of $756 thousand and in additional paid-in capital of $463 thousand. Book value per share was $19.13 at September 30, 2020 compared to $18.75 at December 31, 2019.

From December 31, 2019 to September 30, 2020, tangible common equity to tangible total assets decreased from 8.96% to 8.58%, leverage capital ratio increased from 9.24% to 10.00%, common equity tier 1 capital ratio increased from 10.91% to 12.55%, tier 1 risk-based capital ratio increased from 12.64% to 14.25%, and total risk-based capital ratio increased from 13.91% to 15.50%.

Regulatory Capital

Oriental and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to Oriental and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2020, the capital ratios of Oriental and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

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

The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of September 30, 2020 and December 31, 2019, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are the consolidated capital ratios of Oriental under the Basel III capital rules at September 30, 2020 and December 31, 2019:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA
	September 30,	December 31,	Variance
	2020	2019	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,064,322	$1,045,478	1.8%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	12.55%	10.91%	15.0%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$862,636	735,441	17.3%
Minimum common equity tier 1 capital required	$309,380	303,338	2.0%
Minimum capital conservation buffer required	$171,878	168,521	2.0%
Excess over regulatory requirement	$381,378	263,582	44.7%
Risk-weighted assets	$6,875,108	6,740,846	2.0%
Tier 1 risk-based capital ratio	14.25%	12.64%	12.7%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$979,506	$852,311	14.9%
Minimum tier 1 risk-based capital required	$412,506	$404,451	2.0%
Excess over regulatory requirement	$567,000	$447,860	26.6%
Risk-weighted assets	$6,875,108	$6,740,846	2.0%
Total risk-based capital ratio	15.50%	13.91%	11.4%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,065,745	$937,962	13.6%
Minimum total risk-based capital required	$550,009	$539,268	2.0%
Excess over regulatory requirement	$515,736	$398,694	29.4%
Risk-weighted assets	$6,875,108	$6,740,846	2.0%
Leverage capital ratio	10.00%	9.24%	8.2%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$979,506	$852,311	14.9%
Minimum tier 1 capital required	$391,856	$369,151	6.2%
Excess over regulatory requirement	$587,650	$483,160	21.6%
Tangible common equity to total assets	8.46%	8.83%	-4.2%
Tangible common equity to risk-weighted assets	12.33%	12.17%	1.3%
Total equity to total assets	10.62%	11.24%	-5.5%
Total equity to risk-weighted assets	15.48%	15.51%	-0.2%
Stock data:
Outstanding common shares	51,344,586	51,398,956	-0.1%
Book value per common share	$19.13	$18.75	2.1%
Tangible book value per common share	$16.51	$15.96	3.4%
Market price at end of period	$12.46	$23.61	-47.2%
Market capitalization at end of period	$639,754	$1,213,529	-47.3%

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(In thousands, except share or per share information)
Total stockholders' equity	$1,064,322	$1,045,478
Preferred stock	(92,000)	(92,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(37,021)	(43,185)
Customer relationship intangible	(11,275)	(13,213)
Other intangibles	(354)	(567)
Total tangible common equity (non-GAAP)	$847,733	$820,574
Total assets	10,018,991	9,297,661
Goodwill	(86,069)	(86,069)
Core deposit intangible	(37,021)	(43,185)
Customer relationship intangible	(11,275)	(13,213)
Other intangibles	(354)	(567)
Total tangible assets	$9,884,272	$9,154,627
Tangible common equity to tangible assets	8.58%	8.96%
Common shares outstanding at end of period	51,344,586	51,398,956
Tangible book value per common share	$16.51	$15.96

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

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	September 30,	December 31,	Variance
	2020	2019	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$862,636	$735,441	17.3%
Additional tier 1 capital	116,870	116,870	0.0%
Tier 1 capital	979,506	852,311	14.9%
Additional Tier 2 capital	86,239	85,652	0.7%
Total risk-based capital	$1,065,745	$937,963	13.6%
Risk-weighted assets:
Balance sheet items	$6,413,537	$6,321,472	1.5%
Off-balance sheet items	461,571	419,374	10.1%
Total risk-weighted assets	$6,875,108	$6,740,846	2.0%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	12.55%	10.91%	15.0%
Tier 1 capital (minimum required - 6%)	14.25%	12.64%	12.7%
Total capital (minimum required - 8%)	15.50%	13.91%	11.4%
Leverage ratio (minimum required - 4%)	10.00%	9.24%	8.3%
Equity to assets	10.62%	11.24%	-5.6%
Tangible common equity to assets	8.46%	8.83%	-4.2%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2020 and December 31, 2019:

	September 30,	December 31,	Variance
	2020	2019	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.64%	12.09%	12.8%
Actual common equity tier 1 capital	$933,371	$813,444	14.7%
Minimum capital requirement (4.5%)	$307,991	$302,782	1.7%
Minimum capital conservation buffer requirement (1.875%)	$171,106	$168,212	1.7%
Minimum to be well capitalized (6.5%)	$444,876	$437,351	1.7%
Tier 1 Capital to Risk-Weighted Assets	13.64%	12.09%	12.8%
Actual tier 1 risk-based capital	$933,371	$813,444	14.7%
Minimum capital requirement (6%)	$410,655	$403,709	1.7%
Minimum to be well capitalized (8%)	$547,540	$538,279	1.7%
Total Capital to Risk-Weighted Assets	14.89%	13.36%	11.5%
Actual total risk-based capital	$1,019,228	$898,812	13.4%
Minimum capital requirement (8%)	$547,540	$538,279	1.7%
Minimum to be well capitalized (10%)	$684,425	$672,848	1.7%
Total Tier 1 Capital to Average Total Assets	9.58%	8.85%	8.2%
Actual tier 1 capital	$933,371	$813,444	14.7%
Minimum capital requirement (4%)	$389,708	$367,537	6.0%
Minimum to be well capitalized (5%)	$487,135	$459,421	6.0%

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At September 30, 2020 and December 31, 2019, Oriental’s market capitalization for its outstanding common stock was $639.8 million ($12.46 per share) and $1.214 billion ($23.61 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2020
September 30, 2020	$14.35	$12.12	$0.07
June 30, 2020	$15.10	$9.38	$0.07
March 31, 2020	$23.50	$9.32	$0.07
2019
December 31, 2019	$23.61	$20.00	$0.07
September 30, 2019	$24.20	$19.84	$0.07
June 30, 2019	$23.77	$18.78	$0.07
March 31, 2019	$21.24	$16.37	$0.07
2018
December 31, 2018	$18.56	$14.93	$0.07
September 30, 2018	$17.60	$14.45	$0.06
June 30, 2018	$14.75	$10.60	$0.06
March 31, 2018	$12.05	$8.60	$0.06

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $5.5 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the nine-month period ended September 30, 2020, Oriental purchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. There were no repurchases during the nine-month period ended September 30, 2019.

At September 30, 2020, the number of shares that may yet be purchased under such program is estimated at 442,251 and was calculated by dividing the remaining balance of $5.5 million by $12.46 (closing price of Oriental's common stock at September 30, 2020). Oriental did not purchase any shares of its common stock during the nine-month periods ended September 30, 2020, other than through its publicly announced stock repurchase program.

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

These simulations are complex and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2020 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$24,883	6.39%	$20,594	5.28%
+ 100 Basis points	$13,883	3.57%	$11,652	2.98%
- 50 Basis points	$(4,389)	-1.13%	$(3,833)	-0.98%

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of September 30, 2020.

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

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowing transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $1.9 million (notional amount of $30.7 million) was recognized at September 30, 2020 related to the valuation of these swaps.

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of September 30, 2020, Oriental had $30.7 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $66.5 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

During the nine-month period ended September 30, 2020, the Covid-19 pandemic has negatively impacted economic activity in Puerto Rico, the U.S. and around the world. Nevertheless, we did not see meaningful impacts to loan portfolio delinquencies, nonperforming loans or charge-offs as of and during the nine-month period ended September 30, 2020. To provide relief to individuals and businesses in the U.S., in March and April 2020, the President signed into law four economic stimulus packages, including the CARES Act. U.S. bank regulatory agencies also issued interagency guidance to financial institutions that are working with borrowers affected by Covid-19.

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

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of September 30, 2020, Oriental had $96.1 million in brokered deposits.

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

These liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the Covid-19 pandemic. Requests for loan payment deferrals rose in the second quarter of 2020. Nevertheless, most payment deferrals ended in the third quarter of 2020, with only 2% of total loan remaining at September 30, 2020 compared to 30% at June 30, 2020. Even though Oriental’s liquidity has been impacted by loan principal and interest payment deferrals that have being granted for certain customers due to Covid-19, liquidity has been growing from the federal stimulus programs Puerto Rico is receiving following 2017’s Hurricane Maria, the early 2020 earthquakes, and now the Covid-19 pandemic. In the case of loans serviced by Oriental for the Federal National Mortgage Association ("FNMA"), Oriental is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by Oriental and are expected to be collected from the borrower and/or government agency (FNMA). Additionally, liquidity could be adversely impacted if customers withdraw significant deposit balances due to Covid-19 concerns.

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

As of September 30, 2020, Oriental had approximately $2.3 billion in unrestricted cash and cash equivalents, $194.8 million in investment securities that are not pledged as collateral, and $992.2 million in borrowing capacity at the FHLB-NY.

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

Internal Control over Financial Reporting

Effective January 1, 2020, Oriental adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. On December 31, 2019, Oriental closed the Scotiabank PR & USVI Acquisition as described elsewhere in this report. Oriental is still in the process of integrating policies, processes, internal controls, people, technology and operations relating to this transaction into our overall internal controls over financial reporting, which should be completed by December 31, 2020. As integration activities occur, management will modify existing internal controls and/or implement additional internal controls when necessary to appropriately address underlying risks. In addition, during this integration period, management has extended its oversight and monitoring processes that support internal control over financial reporting, and to-date, while this acquisition is considered a significant change to Oriental's internal control over financial reporting, management has not identified any other changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

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

The Covid-19 pandemic has adversely impacted, and may continue to adversely impact, our business, financial condition, capital and results of operations. The extent of these impacts depends on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and magnitude of the pandemic, the actions taken to contain the virus or treat its impact, the effectiveness of economic stimulus measures in Puerto Rico and the United States, and how quickly and to what extent economic and operating conditions and consumer and business spending can return to their pre-pandemic levels. As a result, our loan growth and the overall demand for our products and services may be significantly impacted, which could adversely affect our revenue and other results of operations. In addition, we could experience higher credit losses in our loan portfolios and increases in our allowance for credit losses. For example, as a result of the significant uncertainty due to the Covid-19 pandemic we realized a substantial build in our allowance for credit losses for the nine-month period ended September 30, 2020. Oriental’s interest income could also be reduced due to Covid-19. Oriental is continuing to extend loan payment deferrals in the fourth quarter and therefore expects that the accrued interest receivable balance on the deferred loans will continue to increase. Interest and fees still accrue on amounts that are deemed collectible during the deferral period, however, should Oriental later determine that collection of payments is not expected and eventual credit losses on these deferred payments emerge, accrued and unpaid interest income and fees will need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At September 30, 2020, Oriental has established an allowance for credit losses on this accrued interest receivable amounting to $826 thousand. We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital. Even after the Covid-19 pandemic has subsided, we may continue to experience adverse impacts to our business and results of operations, which could be material, as a result of the macroeconomic impact and any recession that has occurred or may occur in the future.

The spread of Covid-19 has caused us to modify our business practices and operations, including providing forbearance options to our customers in certain circumstances. We may need to further modify our practices and operations as this event unfolds. We have also implemented work-from-home policies for approximately 50% of our employees, and social distancing plans for our employees who are working from Oriental’s facilities. These measures could impair our ability to perform critical functions and may adversely impact our results of operations. We may take further actions as required by government authorities or that we otherwise determine are in the best interests of our customers, employees and business partners.

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

Any shares of common stock repurchased are held by the Company as treasury shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the nine-month period ended September 30, 2020, the Company purchased 175,000 additional shares under this program for a total of $2.2 million, at an average price of $12.69 per share.

The following table presents the shares repurchased for each month during the nine-month period September 30, 2020, excluding the months of January, February, April, May, June, July, August and September during which no shares were purchased as part of the stock repurchase program:

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number of	Average price paid	as part of publicly	that may yet be purchased
Period	shares purchased	per share	announced programs	under the programs
				(In thousands)
March 1-31, 2020	175,000	$12.69	175,000	$5,510
Nine-month period ended September 30, 2020	175,000	$12.69	175,000	$5,510

The number of shares that may yet be purchased under the current $70 million program is estimated at 442,251 and was calculated by dividing the remaining balance of $5.5 million by $12.46 (closing price of the Company’s common stock at September 30, 2020). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the nine-month period ended September 30, 2020.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from Oriental’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: November 6, 2020
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: November 6, 2020
Maritza Arizmendi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
By:	/s/ Krisen Aguirre Torres	Date: November 6, 2020
Krisen Aguirre Torres
Vice President Financial Reporting and Accounting Control