Form 10-K
period 2020-12-31
OFG BANCORP
filed 2021-02-26
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $686.4 million as of June 30, 2020 based upon 51,342,232 shares outstanding and the reported closing price of $13.37 on the New York Stock Exchange on that date.

As of January 31, 2021, the Company had 51,393,477 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement relating to the 2021 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp

FORM 10-K

For the Year Ended December 31, 2020

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

• the amount of government, private and philanthropic financial assistance for the reconstruction of Puerto Rico’s critical infrastructure, which suffered catastrophic damages caused by hurricane Maria in 2017 and earthquakes in 2020;

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

• the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the Covid-19 pandemic and its impact on the United States, Puerto Rico, and/or global economy, financial market conditions and our business, results of operations and financial condition; and

• the impact of the actions taken by federal and local governmental authorities to try and contain the Covid-19 virus and its variants or address the impact of the virus on the United States and Puerto Rico economy (including, without limitation, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers.

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

Oriental provides comprehensive banking and financial services to its clients through a complete range of banking and financial solutions, including commercial, consumer, auto, and mortgage lending; checking and savings accounts; financial planning, insurance, financial services, and securities brokerage; and corporate and individual trust and retirement services. Oriental operates through three major business segments: Banking, Wealth Management, and Treasury, differentiating the Oriental brand through customer segmentation and innovative solutions, primarily in Puerto Rico and United States Virgin Islands (the “USVI”). Oriental provides these services through various subsidiaries, including a commercial bank, Oriental Bank (the "Bank"), a securities broker-dealer, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), and a commercial lender, OFG USA LLC (“OFG USA”), which is a subsidiary of the Bank. All our subsidiaries are based in San Juan, Puerto Rico and the USVI, except for OPC which is based in Boca Raton, Florida, and OFG USA which is based in Cornelius, North Carolina. Oriental has 54 branches in Puerto Rico and 2 branches in the USVI. Oriental’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

Oriental’s strategy involves:

• Build relationships with customers by refining service delivery and providing innovative banking technologies for day-to-day customer transactions, and achieving sustainable levels of differentiation in the market;

• Further grow and improve performance in all operating areas;

• Continue to invest for the future in transforming our business model, further simplifying operations, improving efficiencies and enhancing our ability to serve customers;

• Focusing on greater growth in commercial and retail lending and wealth management services; and

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

Oriental’s principal funding sources are branch deposits, Federal Home Loan Bank (“FHLB”) advances, wholesale deposits, and subordinated capital notes. Through its branch network, Oriental Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically, adjusting the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, the London Interbank Offered Rate (“LIBOR”), and mainland U.S. market interest rates.

Significant Transactions – The Scotiabank PR & USVI Acquisition

On December 31, 2019, Oriental purchased from BNS all outstanding common stock of Scotiabank de Puerto Rico (“Scotiabank”) for an aggregate purchase price of $550 million. Immediately following the closing of such acquisition, Oriental merged Scotiabank de Puerto Rico with and into the Bank, with the Bank continuing as the surviving entity. As part of this transaction, the Bank also acquired the USVI banking operations of BNS through an acquisition of certain assets (including loans, ATMs and physical branch locations) and an assumption of certain liabilities (including deposits) for their net book value plus a $10 million premium on deposits. In addition, Oriental acquired certain loans and assumed certain liabilities, from BNS’s Puerto Rico branch for their net book value. As a result of the acquisition (the “Scotiabank PR & USVI Acquisition”), Oriental added $2.2 billion net loans and $3 billion dollars in core low-cost deposits with a bargain purchase gain of $7.7 million, including $7.3 million remeasurement adjustments during 2020, recorded as “Bargain purchase from Scotiabank PR & USVI Acquisition” in the consolidated statement of operations. The consolidated financial statements at December 31, 2020 and 2019 contemplate the effect of the Scotiabank PR & USVI Acquisition. Due to the acquisition closing occurring at 2019 year-end, Oriental’s consolidated statement of operations for the year ended December 31, 2019 reflected Oriental’s pre-acquisition operations, except for $24.1 million acquisition related expenses, while the Statement of Financial Condition at December 31, 2019 reflected the newly acquired assets and liabilities.

During the year ended December 31, 2020, Oriental successfully completed the integration of the Scotiabank PR & USVI Acquisition and related cost-savings in the middle of a pandemic.

Segment Disclosure

Oriental has three reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organizational structure, nature of products, distribution channels and economic characteristics of the products or services were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established annual goals involving different financial parameters such as net income, interest rate spread, loan production, and fees generated.

For detailed information regarding the performance of Oriental’s operating segments, please refer to Note 30 in Oriental’s accompanying consolidated financial statements.

Banking Activities

The Bank, Oriental’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 54 branches throughout Puerto Rico and 2 branches in the USVI. As an FDIC-insured Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, consumer, and mortgage lending, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its retail banking network to provide commercial and mortgage lending products to its clients. The Bank has an operating subsidiary, OFG USA, which is organized in Delaware. It also has three international banking entities (each an “IBE”) organized in Puerto Rico pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), two are units operating within the Bank, named Oriental Overseas and Oriental International (the “IBE Units”), and the other is a wholly-owned subsidiary of the Bank, named Oriental International Bank, Inc. (the “IBE Subsidiary”). The IBE Units and IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

Banking activities include the Bank’s branches and mortgage banking activities with traditional retail banking products such as deposits, commercial loans, consumer loans and mortgage loans. The Bank’s lending activities are primarily with consumers located in Puerto Rico and the USVI. The Bank’s lending transactions include a diversified number of industries and activities, all of which are encompassed within four main categories: commercial, consumer, mortgage and auto.

Oriental’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates Federal Housing Administration (“FHA”) insured mortgages, Veterans Administration (“VA”) guaranteed mortgages, and Rural Housing Service (“RHS”) guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA and FHLMC mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The servicing of the residential mortgage loan portfolio acquired in 2012 as part of its acquisition of the Puerto Rico operations of BBVA (the “BBVAPR Acquisition”) is performed through a sub-servicer that owns the servicing rights to such loans. Oriental services the GNMA, FNMA, and FHLMC pools that it issues and the rest of its owned-residential mortgage loan portfolio.

Loan Underwriting

Auto loans: Oriental provides financing for the purchase of new or used motor vehicles. These loans are generated mainly through dealers authorized and approved by the auto credit department committee of Oriental. The auto credit department has the specialized structure and resources to provide the service required for this product according to market demands and trends. The auto loan credit policy establishes specific guidance and parameters for the underwriting and origination processes. Underwriting procedures, lending limits, interest rate approval, insurance coverage, Fair Isaac Corporation (“FICO”) score, and automobile brand restrictions are some parameters and internal controls implemented to ensure the quality and profitability of the auto loan portfolio. The proprietary credit scoring system is a fundamental part of the decision process.

Consumer loans: Consumer loans include personal loans, credit cards, lines of credit and other loans made by the Bank to individual borrowers. All loan originations must be underwritten in accordance with Oriental’s underwriting criteria and include an assessment of each borrower’s personal financial condition, including verification of income, assets, FICO score, and credit reports. The proprietary credit scoring system is a fundamental part of the decision process.

Residential mortgage loans: All loan originations, regardless of whether originated through Oriental’s retail banking network or purchased from third parties, must be underwritten in accordance with Oriental’s underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, FICO score, investor requirements, and title insurance and property appraisal requirements. Oriental’s mortgage underwriting standards comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, as applicable. Oriental’s underwriting personnel, while operating within Oriental’s loan offices, make underwriting decisions independent of Oriental’s mortgage loan origination personnel.

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

Oriental Financial Services, a Puerto Rico limited liability company, is Oriental’s subsidiary engaged in securities brokerage and investment advisory activities in accordance with Oriental’s strategy of providing fully integrated financial solutions, covering various investment alternatives such as tax-advantaged fixed income securities, mutual funds, stocks, and bonds to retail and institutional clients. It also offers separately-managed accounts and mutual fund asset allocation programs sponsored by unaffiliated professional asset managers. These services are designed to meet each client’s specific needs and preferences, including transaction-based pricing and asset-based fee pricing. It has managed and participated in public offerings and private placements of debt and equity securities in Puerto Rico and has engaged in municipal securities business with the Commonwealth of Puerto Rico and its instrumentalities, municipalities, and public corporations. Oriental Financial Services, a member of FINRA and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oriental Financial Services does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3). It clears securities transactions through Pershing LLC, a clearing agent that carries the accounts of its customers on a “fully disclosed” basis.

Oriental Insurance, a Puerto Rico limited liability company, is Oriental’s subsidiary engaged in insurance agency services. It provides Oriental with cross-marketing opportunities under the legal framework established by the financial modernization legislation. Oriental Insurance currently earns commissions by acting as a licensed insurance agent in connection with the issuance of insurance policies by unaffiliated insurance companies and continues to cross market its services to Oriental’s existing customer base.

OPC, a Florida corporation, is Oriental’s subsidiary engaged in the administration of retirement plans in the U.S., Puerto Rico, and the Caribbean.

Corporate and individual trust services are provided by Oriental Trust, the Bank’s trust division.

Treasury Activities

Treasury activities encompass all of the Company’s treasury-related functions. Oriental’s investment portfolio consists of mortgage-backed securities, obligations of U.S. government-sponsored agencies, U.S. Treasury securities and money market instruments. U.S. agency mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and could be either retained as AFS securities or resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of those pools is guaranteed by GNMA, FNMA or FHLMC.

Market Area and Competition

The main geographic business and service area of Oriental is in Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the U.S. Oriental also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. Oriental encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that Oriental has been able to compete effectively for deposits and loans by offering a variety of transactional account products and loans with competitive terms, emphasizing the quality of its service. Puerto Rico has experienced a significant consolidation of commercial banks since 2010, which has created an environment for more rational loan and deposit pricing. Oriental’s ability to originate loans depends primarily on the services that it provides to its borrowers, in making prompt credit decisions, and on the rates and fees that it charges.

Oriental is also developing new commercial relationships in the United States, as it launched in late 2017 the U.S. commercial loan program, generally consisting of purchases of loan participations in credit facilities to commercial borrowers in the U.S. mainland.

As part of the Scotiabank PR & USVI Acquisition on December 31, 2019, Oriental began to operate in the USVI with the intention to grow the business acquired in such jurisdiction.

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

The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the OCFI and the FDIC. The Bank is subject to extensive regulation and examination by the OCFI and the FDIC and is subject to the Federal Reserve Board’s regulation of transactions between the Bank and its affiliates. The Bank’s activities in the USVI are also subject to regulation and examination by the USVI Banking Board. The federal and Puerto Rico laws and regulations which are applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to control inflation in the economy.

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

Oriental and its subsidiaries are subject to the rules and regulations of certain other regulatory agencies. Oriental Financial Services, as a registered broker-dealer, is subject to the supervision, examination and regulation of FINRA, the SEC, and the OCFI in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees, and obligations to customers. As a registered investment adviser, it is subject to the supervision, examination and regulation of the SEC in connection with its advisory activities and is subject to custody, disclosure, books and records, contractual and other requirements.

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

The Dodd-Frank Act also created a new consumer financial services regulator, the Consumer Financial Protection Bureau (the “CFPB”), which assumed most of the consumer financial services regulatory responsibilities previously exercised by federal banking regulators and other agencies. The CFPB’s primary functions include the supervision of “covered persons” (broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. It has primary authority to enforce the federal consumer financial laws, as well as exclusive authority to require reports and conduct examinations for compliance with such laws in the case of any insured depository institution with total assets of more than $10 billion and any affiliate thereof. The CFPB also has broad powers to prescribe rules applicable to a covered person or service provider in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.

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

Dividend Restrictions

The principal source of funds for Oriental is the dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the “Banking Act”), the Federal Deposit Insurance Act, as amended (the “FDIA”), and the FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than its receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance, in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

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

Prompt Corrective Action Regulations

Pursuant to the Dodd-Frank Act, federal banking regulatory agencies adopted capital rules based on the framework of the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), which became effective January 1, 2014 for advanced approaches banking organizations (i.e., those with consolidated assets greater than $250 billion or consolidated on-balance sheet foreign exposures of at least $10 billion) and January 1, 2015 for all other covered organizations, replaced their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules.

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

In 2016, the FDIC adopted two new rules to require large institutions to bear the burden of raising the reserve ratio from 1.15% to 1.35% and amended the pricing for small institutions after the reserve ratio reaches 1.15%. Once the reserve ratio reaches 1.38%, small institutions will receive credits to offset their contribution to raising the reserve ratio above 1.35%. Effective June 30, 2016, the reserve ratio reached 1.15%, and assessment collections decreased for small institutions like the Bank. Furthermore, on September 30, 2018, the reserve ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020 deadline required under the Dodd-Frank Act, and small institutions like the Bank were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, applied when the reserve ratio was 1.38%.

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2020, the Bank is a well-capitalized institution and is therefore not subject to these limitations on brokered deposits.

However, under the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, which amended the FDIA, reciprocal deposits are excluded from such limitations if the total reciprocal deposits of the institution do not exceed 20% of its total liabilities. Reciprocal deposits are deposits that banks make with each other in equal amounts.

Regulatory Capital Requirements

Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act, which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment generally excludes certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital. However, such instruments issued before May 19, 2010 by a bank holding company, such as Oriental, with total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendments, are “grandfathered” under such capital rules, and may continue to be included in tier 1 Capital as a restricted core capital element.

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

In July 2019, the federal banking regulatory agencies adopted a final rule, pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996, that simplifies for non-advanced approaches banking organizations the regulatory capital treatment for mortgage servicing assets (“MSAs”) and certain deferred tax assets arising from temporary differences (temporary difference DTAs). It increases common equity tier 1 capital threshold deductions from 10% to 25% and removes the aggregate 15% common equity tier 1 threshold deduction. However, it retains the 250% risk weight applicable to non-deducted amounts of MSAs and temporary difference DTAs. In November 2019, the agencies jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020 or wait until the quarter beginning April 1, 2020. Oriental elected to early implement the simplifications to the capital rule on January 1, 2020.

On November 13, 2019, the federal banking regulatory agencies jointly issued a final rule that provides for a simple measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the final rule, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, will be eligible to opt into the community bank leverage ratio framework (qualifying community banking organizations). Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The final rule was effective on January 1, 2020. Even though Oriental qualified for this ratio, the Company elected to opt out.

Failure to meet the capital rules could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2020, Oriental was in compliance with all applicable capital requirements. For more information, please refer to the accompanying consolidated financial statements.

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

Sections 22(g) and 22(h) of the Federal Reserve Act place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Regulation O of the Federal Reserve Board implements these provisions and applies to an FDIC-insured nonmember bank, such as the Bank, by virtue of the FDIC’s Unsafe and Unsound Banking Practices Regulation. Under Section 22(h) and Regulation O, loans to a director, an executive officer and a greater-than-10% shareholder of a bank and certain of their related interests (collectively “insiders”), and insiders of its affiliates, may not exceed, together with all other outstanding loans to such person and its related interests, the bank’s single borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) and Regulation O also require that loans to insiders and insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) and Regulation O also require prior board of directors’ approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) and Regulation O place additional restrictions on loans to executive officers.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOX established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between a publicly-traded company, such as Oriental, and its external auditors, imposed additional responsibilities for the external financial statements on the chief executive officer and the chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

Oriental has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of Oriental’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for Oriental; management’s assessment as to the effectiveness of Oriental’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of Oriental’s internal control over financial reporting. As of December 31, 2020, Oriental’s management concluded that its internal control over financial reporting was effective.

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

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2020 and 2019, legal surplus amounted to $103.3 million and $95.8 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

The Banking Act also provides that when the expenditures of a bank are greater than the receipts, the excess of the former over the latter must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the reserve fund. If there is no reserve fund sufficient to cover such balance, in whole or in part, the outstanding amount must be charged against the capital account and no dividend may be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital.

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

Puerto Rico Internal Revenue Code

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”), a corporation pays taxes at a fixed rate of 18.5% (the regular corporate tax) plus a surtax that ranges from 5% for net income subject to surtax not greater than $75,000 to 19% for net income subject to surtax in excess of $275,000. Net income subject to surtax is net income less $25,000. The maximum regular corporate tax decreased to 18.5% for tax years beginning after December 31, 2018. The result is a maximum combined rate of 37.5% under the PR Code for years beginning after December 31, 2018 (previously the maximum combined tax rate was 39%). The Bank and other subsidiaries of Oriental are treated as separate taxable corporations and are not entitled to file consolidated returns. Corporate income tax returns of “large taxpayers” are required to be certified as prepared or reviewed by a Puerto Rico licensed certified public accountant. The PR Code also provides a dividends-received deduction of 100% on dividends received from "controlled subsidiaries" subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Net operating losses (“NOLs”) are allowed as a deduction in computing the net income of the taxpayer. The carryover period for NOLs is currently 10 years. Moreover, the amount to be carried over to a particular year is limited to the excess of the NOL over 90% of the net income for the year (for taxable years beginning after December 31, 2018).

On July 1, 2019, Puerto Rico enacted Act No. 60-2019, known as the “Puerto Rico Incentives Code” (the “Incentives Code”). In general, the Incentives Code compiled into a single code many of the Puerto Rico tax incentives laws used to promote the island’s economic development, with some modifications. The Incentives Code also amended various provisions of the PR Code, mostly effective July 1, 2019. For example, the Incentives Code amended the PR Code: (i) to incorporate a new provision exempting the payments for services between members of a controlled group of corporations or group of related entities doing business in Puerto Rico from the 10% income tax withholding generally applicable on payments for services rendered, and (ii) to eliminate for taxable years commencing after December 31, 2018 the limitation on NOL carry-forwards following a change of ownership. In 2020, the Incentives Code was amended pursuant to Act Nos. 169-2020 to incorporate therein and extend the expiration date of the housing benefits granted under Act No. 216-2011, as amended. Additionally, the Incentives Code was amended pursuant to Act No. 172-2020 to provide for the imposition of a special 12% income tax on the royalty and licensing rights payments from Puerto Rico sources made to foreign persons not engaged in trade or business in Puerto Rico by an exempt business with a tax decree issued under the Incentives Code covering the export of goods and services.

On January 17, 2020, Puerto Rico enacted Act No. 17-2020 to clarify the tax treatment applicable to services performed by entities or individuals not classified as employees to the government of Puerto Rico under a contract not remitted to the Office of the Comptroller of Puerto Rico. These services will be considered Puerto Rico source income notwithstanding the same have been performed outside Puerto Rico. In addition, on April 16, 2020, Act No. 40-2020 was enacted to incorporate certain technical amendments to the PR Code after considering the amendments previously made to the PR Code under Act No. 257-2018, impacting the computation of tax liability for individuals, corporations and limited liability companies; amending certain provisions relating to informative returns; providing new rules applicable to the requirement of submitting audited financial statements and agreed upon procedures; incorporating the new “marketplace facilitator” figure and its obligation to collect sales and use taxes; and making other changes impacting the sales and use tax regime, among other new miscellaneous provisions.

On June 14, 2020, Puerto Rico enacted Act No. 57-2020 related to the Covid-19 pandemic and its impact on the economy. This law implemented new governmental programs and temporary tax measures with the objective of providing some relief for individuals and entities from the economic consequences of the pandemic, including exempting sales and use tax on business-to-business services; postponing the $500 minimum alternative minimum tax payment; providing relief from withholding taxes on professional services; postponing the new agreed upon procedures requirement applicable in 2019 pursuant to Act No. 257-2018; and extending the time to file income tax and sales and use tax returns, among other relief measures.

On December 30, 2020, Puerto Rico enacted Act No. 173-2020 amending the PR Code to delegate to the Puerto Rico Treasury Secretary the authority to extend the due date for the 2020 income tax returns (including payments) up to June 15, 2021; postponing the effective date of the disposition related to the “marketplace facilitator” responsibilities to collect sales and use taxes to transactions taking place after December 31, 2020, and other miscellaneous provisions.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 amended the BHC Act to exempt from the Volcker Rule those bank holding companies, insured depository institutions and their affiliates with total assets that do not exceed $10 billion and trading assets and liabilities comprising not more than 5% of their total assets. Therefore, banking entities that meet such threshold may generally engage in proprietary trading and invest in private equity and hedge funds. On July 22, 2019, the federal banking regulatory agencies adopted final rules amending their regulations in a manner consistent with such exemption.

Managing Our Human Capital

Oriental’s mission is to help make possible the progress of our clients, employees, shareholders and the communities we serve. For this reason, as we manage our most important asset: our human capital, we aim to provide them with a top-notch experience that enables their progress and well-being during each interaction with us. From hiring to exiting we care to deliver an employee experience that resembles the experience we aspire for our customers. We believe this experience and a high-performance culture translates into business results and strategy achievement.

Covid-19: Supporting our employees’ well-being amid crises

In response to Covid-19 pandemic, Oriental adopted a broad approach to increased safety, including work-at-home arrangements for employees who were able to do so (having approximately 50% of employees work from home). To be able to work on-site, Oriental has adopted safety protocols to protect the health of employees and clients. These measures include: increased sanitation procedures, modifications in our facilities layout, employee segmentation into smaller teams, restrictions to reduce the number of people allowed in our premises, temperature checks and masks required for all employees and visitors, special operating hours and an appointment system for visiting our branches, among many others. Personal protective equipment has been provided to all employees free of charge. These practices are actively sustained by internal safety awareness campaigns that encourage our employees to demonstrate accountability by taking care of themselves at all times during the pandemic, even outside work premises.

We have also taken a proactive approach towards the health and well-being of all our employees creating an ongoing on-site Covid-19 testing program free of charge, expanding health insurance and benefits for employees, including coverage of the Covid-19 tests and related telemedicine, opening insurance networks of laboratories, pharmacies and doctors to ease employee access.

In addition, preventive paid leaves and other non-paid leaves are available to employees to help them manage personal or family issues related to Covid-19.

A pandemic salary continuation program was also provided to branches and other customer-facing employees during the lock-down period.

Diversity, equity and inclusion

Oriental’s hiring and talent management practices promotes a diverse workforce that reflects the makeup of the communities in which it operates. Oriental prepares an annual diversity plan, whereby it identifies members of the community that are underrepresented in our workforce. We are continuously reviewing and ensuring a diverse workforce representation at all levels.

In addition, Oriental’s anti-discrimination policy forbids employment decisions, including hiring, promotions, or terminations, based on race, gender, age, sexual orientation, or disability and prohibits harassment in the workplace. The anti-discrimination policy also includes procedures for protecting employees from domestic abuse.

Compensation

A key component of delivering our mission is our compensation package. Oriental’s Human Resources Department develops offers for new salaried employees and develops and administers promotions to maintain the internal integrity of the compensation levels for comparable positions. The Board’s Compensation Committee, with the recommendation of the full Board in the case of incentive compensation, determines annual salaries of the Oriental’s senior executive management team, taking into account similarly situated executives employed by a peer group of companies while also considering input of the Compensation Committee’s independent compensation consultant.

Our compensation program is intended to reward achievements of individual and business performance objectives and align such objectives with our corporate governance principles and the creation of shareholder value. The main objectives of our compensation program are to: attract and retain employees, ensure a strong link between pay and performance, provide a compensation mix (direct and indirect compensation, and short and long-term incentives, long-term incentives) that is competitive with market practices and reflects performance, support our business and talent management strategy encouraging and motivating desired employee behaviors, and ensures a strong alignment with shareholder interests.

The application of our compensation philosophy is supported through program design and communication. It is also presented to the Compensation Committee annually.

We also offer a comprehensive benefits package to all eligible employees. We continuously review our compensation and benefits package through the participation of market surveys. These results and metrics assist us to improve and drive pay equity while ensuring our competitiveness.

Talent Acquisition and Retention

To ensure we are delivering the employee experience we aim for while we retain, develop and provide an engaging work environment and culture, we regularly conduct an engagement survey. Besides measuring employee satisfaction and engagement, the survey provides insights to actively promote employees and team connections with their respective leaders to work on an improvement plan for their respective business units in topics such as resources and tools, job expectations, recognition, ideas, collaboration and development.

We continually monitor corporate employee turnover rates, as our success depends upon retaining our highly trained and dedicated personnel. We believe that our philosophy of providing highly competitive compensation, along with significant opportunities for career growth and development opportunities, encourage a high level of employee tenure and low level of voluntary turnover.

Company Culture

We expect all our employees to observe the highest levels of business ethics, integrity, mutual respect, tolerance, and inclusivity. Oriental has controls in place relating to compliance with its Code of Business Conduct and Ethics, including a requirement for annual employee certifications thereof, as well as an established whistleblower line and related procedures.

Learning and development

Oriental ensures we have the right talent in the right place to meet our needs. As such, we are constantly providing training and developing opportunities to enhance the skills and competencies our employees need to achieve the expected performance standards of their jobs. We assess talent needs continuously and with guidance of our leaders an annual training plan is scheduled, and learning opportunities are made accessible virtually and online through our learning platform. Among other learning offerings, we provide the management trainee program for new highly skilled and educated recruits, and a manager’s academy for more seasoned managers to further develop their leadership skills. Oriental also has customer service and sales-service academies provided to client-facing sales and service employees.

Oriental conducts a succession planning process once a year for senior leaders and presents it our Board of Directors, besides providing business continuity, the process serves as tool to drive our diversity and inclusion practices. The process is also carried out for other managerial levels periodically allowing time to act on the development plans.

In addition, as a highly regulated entity, Oriental makes sure that its employees are properly trained on company policies and important compliance matters, including regulatory compliance and anti-money laundering programs, among others. All employees are required to complete annual online trainings covering all required topics.

Community Involvement

Oriental has used internships and partnerships with universities to enrich recruiting efforts. Oriental has also utilized outreach and partnerships with local community resources at different locations such as workforce development agencies, industry groups and other entities to strengthen Oriental’s hiring process and expand the future workforce candidate pool.

Employee Engagement and Wellness

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. Oriental employee assistance programs offer counseling for emotional, financial and family issues. Continuing financial planning education is provided by Oriental’s 401(k) plan administrator to assist employees in financial and retirement planning. For many years, Oriental’s investment in human capital has involved commitments to worker training, apprenticeship programs and funding college scholarships for employee’s dependents.

Management and Board Oversight

Management is engaged in Oriental’s efforts regarding management of human capital resources through regular informational meetings, Oriental’s Enterprise Risk Management program and organized succession planning. The Board oversees these activities through regular reports by senior management regarding new or altered programs and as part of the Compensation Committee and Enterprise Risk Management process. In addition, the compensation committee of the Board is actively engaged in achieving and maintaining internal and external pay equity for the executive team and the Board members while overseeing incentive compensation more broadly throughout the organization. In promoting external pay equity, the Board and the compensation committee make use of peer comparisons and benchmarking measures.

Employee Statistics

At December 31, 2020, Oriental had 2,275 employees. None of its employees is represented by a collective bargaining group. Oriental considers its employee relations to be good.

Internet Access to Reports

Oriental’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on or through the “SEC filings” link of Oriental’s internet website at www.ofgbancorp.com, as soon as reasonably practicable after Oriental electronically files such material with, or furnishes it to, the SEC.

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

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the following risk factors, as updated by other filings Oriental makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to us at this time or that Oriental currently deems immaterial may also adversely affect Oriental’s business, financial condition or results of operations.

ECONOMIC AND MARKET CONDITIONS RISK

Most of our business is conducted in Puerto Rico, whose economic and government fiscal and liquidity challenges, as well as the impact of two major hurricanes in 2017 and earthquakes and a pandemic in 2020, have adversely impacted and may continue to adversely impact us.

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

In the past decades, Puerto Rico has experienced a significant economic contraction that began in 2006; a government fiscal crisis that led to the appointment of a federal oversight board in 2016 and a bankruptcy type restructuring process of the government’s finances; and various significant natural disasters, hurricanes Irma and Maria in September 2017 and a series of earthquakes primarily affecting the southwest region of the island in January 2020, and the Covid-19 pandemic throughout 2020 and in 2021. Although federal assistance for recovering from the natural disasters and insurance recoveries are expected to drive economic growth in the short term, there is no guarantee that funds set aside for these purposes will not be repurposed by the federal government or that their disbursement will not be unreasonably conditioned or delayed. In addition, there is no assurance that the government will be able to satisfy its obligations as they may be restructured. Puerto Rico also continues to be vulnerable to hurricanes and earthquakes and may be impacted by future natural disasters. Furthermore, the government fiscal crisis may limit the ability of the Puerto Rico government to respond effectively to future disasters.

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

Our branch network and business is concentrated in Puerto Rico and the USVI, which are susceptible to earthquakes, hurricanes and major storms that affect the local economy and the demand for our loans and financial services, as well as the ability of our customers to repay their loans. Any such natural disasters may further adversely affect Puerto Rico’s and the USVI’s critical infrastructure, which are generally weak. This makes us vulnerable to downturns in Puerto Rico’s and the USVI’s economy as a result of natural disasters, such as recent earthquakes in 2020 and hurricanes Irma and Maria in 2017. Any subsequent earthquakes, hurricanes, major storms or other disasters, such as pandemics, could further deteriorate Puerto Rico’s and USVI’s economy and infrastructure and negatively affect or disrupt our operations and customer base.

The Covid-19 pandemic has adversely impacted our business and financial results, and the extent to which the pandemic and measures taken in response to the pandemic could materially and adversely impact our business, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the Covid-19 pandemic and related government actions taken to reduce the spread of the virus have impacted the macroeconomic environment, significantly increased economic uncertainty and reduced economic activity. The pandemic has also caused governmental authorities to implement numerous measures to try to contain the virus, including travel restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. These measures have negatively impacted and may further negatively impact consumer and business payment and spending patterns.

The Covid-19 pandemic has adversely impacted, and may continue to adversely impact, our business, financial condition, capital and results of operations. The extent of these impacts depends on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and magnitude of the pandemic, the actions taken to contain the virus or treat its impact, the effectiveness of economic stimulus measures in Puerto Rico and the United States, and how quickly and to what extent economic and operating conditions and consumer and business spending can return to their pre-pandemic levels. Until vaccine is widely distributed, we expect business conditions to remain challenging. As a result, our loan growth and the overall demand for our products and services may be significantly impacted, which could adversely affect our revenue and other results of operations. In addition, we could experience higher credit losses in our loan portfolios and increases in our allowance for credit losses. For example, as a result of the significant uncertainty due to the Covid-19 pandemic, we realized a substantial build in our allowance for credit losses for the year ended December 31, 2020. Oriental’s interest income could also be reduced due to Covid-19. Interest and fees still accrue on amounts that are deemed collectible during the deferral period; however, should Oriental later determine that collection of payments is not expected and eventual credit losses on these deferred payments emerge, accrued and unpaid interest income and fees will need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At December 31, 2020, Oriental has established an allowance for credit losses on this accrued interest receivable amounting to $711 thousand. We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital. Even after the Covid-19 pandemic has subsided, we may continue to experience adverse impacts to our business and results of operations, which could be material, as a result of the macroeconomic impact and any recession that has occurred or may occur in the future.

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

Changes in interest rates are one of the principal market risks affecting us. Our earnings are dependent to a large degree on net interest income, which is the difference between the interest rates earned on interest-earning assets, such as loans, investment securities and cash, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. Depending on the duration and repricing characteristics of the assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income. For any given period, the pricing structure of the assets and liabilities is matched when an equal amount of such assets and liabilities mature or reprice in that period. Like all financial institutions, our financial position is affected by fluctuations in interest rates. Volatility in interest rates can also result in the flow of funds away from financial institutions. We may suffer losses or experience lower spreads than anticipated if we are not effective in managing our interest rate risk.

Our business is susceptible to interest rate risk because a significant portion of our business involves borrowing and lending money, and investing in financial instruments. Reforms to and uncertainty regarding the London Interbank Offered Rate (LIBOR) may adversely affect our business, financial condition and results of operations.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years.

On April 3, 2018, the Federal Reserve began publishing three new reference rates, including the Secured Overnight Financing Rate (“SOFR”). The Alternative Reference Rates Committee (ARRC) has recommended SOFR as the alternative to USD LIBOR and published fallback interest rate consultations for public comment as well as a Paced Transition Plan to SOFR use. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organization of Securities Commissions, or IOSCO, has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swap Dealers Association has published guidance on interest rate benchmarks and alternatives in July and August 2018.

On November 30th, 2020 the federal banking regulatory agencies issued an Interagency Statement on LIBOR Transition to encourage banks to transition away from U.S. dollar (USD) LIBOR as soon as practicable. The Statement exposes that the LIBOR transition is a significant event that banks should closely manage and further explains that new financial contracts should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Separately, the agencies recently issued a statement that says a bank may use any reference rate for its loans that the bank determines to be appropriate for its funding model and customer needs.

The key aspect of such Statement is that the administrator of LIBOR announced it will consult on its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. This extension allows most USD LIBOR contracts to mature before LIBOR experiences disruptions. Failure to prepare for disruptions to USD LIBOR, including operating with insufficiently robust fallback language, could undermine financial stability and banks’ safety and soundness. The statement does go on to clearly specify that it should not be read as announcing that the LIBOR benchmark has ceased, or will cease, to be provided permanently or indefinitely or that it is not, or no longer will be, representative for the purposes of language adopted by the International Swaps and Derivatives Association (“ISDA”). Recently, ISDA launched the IBOR Fallbacks Supplement and IBOR Fallbacks Protocol, marking a major step in reducing the systemic impact of a key interbank offered rate becoming unavailable while market participants continue to have exposure to that rate. The supplement amends ISDA’s standard definitions for interest rate derivatives to incorporate robust fallbacks for derivatives linked to certain IBORs, changes went into effect on January 25, 2021.

The replacement of LIBOR creates operational and market risks that will become clearer as replacement choices are developed. Oriental’s LIBOR exposure is mainly concentrated within its commercial loan portfolio. Oriental has identified its LIBOR-based contracts that will be impacted by the cessation of LIBOR and is incorporating fallback language in negotiated contracts and incorporating a non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. Furthermore, management has established a LIBOR transition team to lead Oriental in the execution of its project plan. Uncertainty as to the nature of replacement choices potential changes or other reforms may adversely affect our financial condition and results of operations.

CREDIT RISK

We are exposed to credit risk in connection with our loans to certain government agencies and municipalities of Puerto Rico, and the restructuring of Puerto Rico government’s debt could adversely affect the value of such loans.

At December 31, 2020, we have approximately $99.1 million of direct credit exposure to four municipalities and a Puerto Rico public corporation, a $34.9 million decrease from December 31, 2019. Mainly, the credit exposure consists of collateralized loans or obligations that have special additional property tax revenues pledged for their repayment.

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

Our customers might not repay their loans according to the original terms, and the collateral securing the payment of those loans might be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a materially adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be enough to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.

Our emphasis on the origination of business and retail loans is one of the more significant factors in evaluating our allowance for credit losses. As we continue to increase the amount of these loans, additional or increased provisions for credit losses may be necessary and as a result would decrease our earnings.

We strive to maintain an appropriate allowance for credit losses to provide for probable losses inherent in the loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors such as default frequency, internal loan grades, expected future cash collections, loss recovery rates and general economic factors, among others. Our methodology for measuring the adequacy of the allowance relies on several key elements, which include a specific allowance for identified problem loans and a general systematic allowance.

We believe our allowance for credit losses is currently sufficient given the constant monitoring of the risk inherent in the loan portfolio. However, there is no precise method of predicting loan losses and therefore we always face the risk that charge-offs in future periods will exceed the allowance for credit losses and that additional increases in the allowance for credit losses will be required. In addition, the FDIC as well as the OCFI may require us to establish additional reserves. Additions to the allowance for credit losses would result in a decrease of net earnings and capital and could hinder our ability to pay dividends.

Given the economic conditions in Puerto Rico, we may continue to experience increased credit costs or need to take greater than anticipated markdowns and make greater than anticipated provisions to increase the allowances for loan losses that could adversely affect our financial condition and results of operations in the future.

Bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a materially adverse effect on our results of operations and/or financial condition.

We are subject to default and other risks in connection with mortgage loan originations.

From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of our representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans. For the year ended December 31, 2020, we repurchased $27.9 million of loans from GNMA and FNMA.

We have established reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by us. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation related to us and the industry, actual recoveries on the collateral, and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our allowance for credit losses, see “Note 7—Allowance for Credit Losses” to our consolidated financial statements included in this annual report on Form 10-K.

A continuing decline in the real estate market would likely result in an increase in delinquencies, defaults and foreclosures and in a reduction in loan origination activity, which would adversely affect our financial results.

The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and industry-wide losses. Even though the market for residential mortgage loan originations in Puerto Rico is currently increasing, the level of mortgage loans that we may originate in the future may decline and adversely impact our business. In addition, the residential mortgage loan origination business is impacted by home values. There is a risk that a reduction in housing values could negatively impact our loss levels on the mortgage loan portfolio because the value of the homes underlying the loans is a primary source of repayment in the event of foreclosure.

The decline in Puerto Rico’s economy has had an adverse effect in the credit quality of our loan portfolios. Among other things, during the ongoing recession, we have experienced an increase in the level of non-performing assets and loan loss provision, which adversely affected our profitability. Although the delinquency rates and non-performing assets have decreased recently, they may increase if the recession continues or worsens. If there is another decline in economic activity, additional increases in the allowance for credit losses could be necessary with further adverse effects on our profitability.

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

Given the economic conditions in Puerto Rico, we may continue to experience increased credit costs or need to take greater than anticipated markdowns and make greater than anticipated provisions to increase the allowances for credit losses on the loans acquired that could adversely affect our financial condition and results of operations in the future.

OPERATIONS AND BUSINESS RISK

We may not be able to realize the anticipated benefits of the Scotiabank PR & USVI Acquisition.

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

We may experience losses related to fraud and theft.

Oriental has experienced, and may experience in the future, losses incurred due to customer or employee fraud and theft. These losses may be material and negatively affect Oriental’s results of operations, financial condition or prospects. These losses could also lead to significant reputational risks and other effects. The sophistication of external fraud actors continues to increase, and in some cases includes large criminal rings, which increases the resources and infrastructure needed to thwart these attacks. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Oriental continues to invest in fraud prevention in the forms of people and systems designed to prevent, detect and mitigate the customer and financial impacts.

We are subject to security and operational risks related to our use of technology, including the risk of cyber-attack or cyber theft.

Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks regarding our customers and their accounts. To provide these products and services, we use information systems and infrastructure that we and third-party service providers operate. As a financial institution, we are also subject to and examined for compliance with an array of data protection laws, regulations and guidance, as well as to our own internal privacy and information security policies and programs.

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

Non-Compliance with the USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines and other sanctions.

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

Our business requires continuous access to various funding sources. We are able to fund our operations through deposits as well as through advances from the FHLB-NY and FRB-NY; however, our business may need to access other wholesale funding sources, such as repurchase agreements and brokered deposits, which consisted of approximately 1% of our total interest-bearing liabilities as of December 31, 2020.

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

We face substantial competition in originating loans and in attracting deposits and assets to manage. The competition in originating loans and attracting assets comes principally from other Puerto Rico, U.S., and foreign banks, investment advisors, securities broker-dealers, mortgage banking companies, consumer finance companies, credit unions, insurance companies, and other institutional lenders and purchasers of loans. We will encounter greater competition as we expand our operations. Increased competition may require us to increase the rates paid on deposits or lower the rates charged on loans which could adversely affect our profitability.

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

Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. See “Note 1—Summary of Significant Accounting Policies” to our consolidated financial statements included herein for a discussion of any accounting developments that have been issued but not yet implemented. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our consolidated financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that applies to the consolidated financial statements and that such changes could have a material effect on our financial condition and results of operations.

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

Based on our annual goodwill impairment test, we determined that no impairment charges were necessary. As of December 31, 2020, we had on our consolidated balance sheet $86.1 million of goodwill in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank acquisition, $35.0 million of core deposit intangible in connection with the Scotiabank PR & USVI Acquisition and the FDIC-assisted Eurobank acquisition and the BBVAPR Acquisition, a $10.6 million of customer relationship intangible in connection with the Scotiabank PR & USVI Acquisition and the BBVAPR Acquisition, and a $0.3 million of other intangibles in connection with the Scotiabank PR & USVI Acquisition. There can be no assurance that future evaluations of such goodwill or intangibles will not result in any impairment charges. Among other factors, further declines in our common stock as a result of macroeconomic conditions and the general weakness of the Puerto Rico economy, could lead to an impairment of such assets. If such assets become impaired, it could have a negative impact on our results of operations.

Legislative and other measures that may be taken by Puerto Rico governmental authorities could materially increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows.

Legislative changes, particularly changes in local tax laws, could adversely impact our results of operations. In an effort to address the Commonwealth’s ongoing fiscal problems, the Puerto Rico government has enacted tax reforms in the past providing, among other things, for changes in income tax rates and the expansion of certain taxes, such as the sales and use tax, and may do so again in the future.

We operate two IBE units and an IBE subsidiary pursuant to the IBE Act which provides significant tax advantages. The IBEs have an exemption from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage-backed securities. This exemption has allowed us to have an effective tax rate below the maximum statutory tax rate. In the past, the Legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to IBEs. For example, Puerto Rico enacted legislation in 2012 under which no new IBEs may be organized and newly organized “international financial entities” are generally subject to a 4% Puerto Rico income tax rate. In the event other legislation is enacted by the Puerto Rico government to eliminate or modify the tax exemption provided to IBEs, the consequences could have a materially adverse impact on our financial results, including an increase in income tax expense and consequently our effective tax rate, adversely affecting our financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Oriental owns a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan, Puerto Rico, known as Oriental Center, where its executive offices are located. Oriental operates a full-service branch at the plaza level and our centralized units and subsidiaries occupy approximately 96% of the office floor space. Approximately 4% of the office space is leased to outside tenants.

The Bank owns five branch premises and leases forty-nine branch commercial offices throughout Puerto Rico. As part of the Scotiabank PR & USVI Acquisition on December 31, 2019, Oriental acquired two branch premises in the USVI.

The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2020, the aggregate future rental commitments under the terms of its leases, exclusive of taxes, insurance and maintenance expenses payable by Oriental, was approximately $32.6 million.

Oriental’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2020, was $138.1 million, gross of accumulated depreciation.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”.

As of December 31, 2020, Oriental had approximately 4,521 holders of record of its common stock, including all directors and officers of Oriental, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Stock Performance Graph

The graph below compares the percentage change in Oriental’s cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Russell 2000 Index and the SNL Bank Index.

The cumulative total stockholder return was obtained by dividing (a) the sum of (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2015, and (ii) the difference between the share price at the beginning and the end of the measurement period, by (b) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
OFG Bancorp	100.00	183.75	135.12	240.86	349.89	280.58
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
SNL Bank	100.00	126.35	149.21	124.00	167.93	145.49

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020

RECENT DEVELOPMENTS

Covid-19 Pandemic 2020

In the first quarter of 2020, the World Health Organization declared the outbreak of Covid-19 a pandemic. The Covid-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of Covid-19, such as travel restrictions, quarantines, shelter-in-place orders and limitations on business activity, including closures. These measures are severely restricting global economic activity, disrupting global supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruptions in financial markets. To address the economic impact in the U.S., in March and April 2020, the President signed into law four economic stimulus packages to provide relief to businesses and individuals, including the $2.2 trillion Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Among other measures, the CARES Act provided $349 billion funding for the Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”), which provides loans to small businesses to keep their employees on payroll and make other eligible payments. The original funding for the PPP was fully allocated by mid-April 2020, with additional funding made available on April 24, 2020 under the Paycheck Protection Program and Health Care Enhancement Act. On December 27, 2020, the President signed into law the Coronavirus Response and Relief Supplemental Appropriations Act, a $900 billion coronavirus relief bill as part of a larger $1.4 trillion omnibus spending and appropriations bill. This bill clarifies certain aspects of the first round of PPP and reopens another round of PPP funding for the hardest hit businesses. It also extends until March 31, 2021 the opportunity for employers to seek tax credits for wages paid for Families First Coronavirus Response Act qualifying emergency paid sick leave or emergency paid Family and Medical Leave Act. The new Coronavirus Relief Act also impacts the real estate sector through new rounds of rental assistance and an extension of the federal eviction moratorium.

On April 9, 2020, the Federal Reserve Board provided additional funding sources for small and mid-sized businesses as well as for state and local governments as they work through cash flow stresses caused by the Covid-19 pandemic. Additionally, the Federal Reserve Board has taken other steps to provide fiscal and monetary stimuli, including reducing the federal funds rate and the interest rate on the Federal Reserve’s discount window, and implementing programs to promote liquidity in certain securities markets. The Federal Reserve Board, along with other federal banking regulators, has also issued interagency guidance to financial institutions that are working with borrowers affected by Covid-19.

In March, the Puerto Rico and USVI governments shut down non-essential businesses and imposed stay-at-home and other restrictions. Puerto Rico-based claims for unemployment have risen considerably since March of 2020. The Puerto Rico and USVI stay-at-home directives excluded essential businesses, including banks, and Oriental remained open and fully operational as described below. Such directives significantly reduced economic activity in Puerto Rico and the USVI. These measures, however, enabled Puerto Rico to begin the easing of such restrictions on economic activity by the end of the second quarter of 2020 and the beginning of the third, with a noticeable rebound in the local economy.

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

• Providing uninterrupted and excellent levels of service, achieved through several channels, including, phone, digital, branch appointments, ATMs, interactive ATMs, and drive-thru tellers, while maintaining employee and customer safety and social distancing. Oriental was the first bank in Puerto Rico and the USVI to establish consumer and business relief programs accessible online to clients affected by Covid-19 and scheduling appointments at most branches through its webpage.

• Offering assistance to our commercial, consumer and small business clients affected by the Covid-19 pandemic, which included payment deferrals, waivers of certain fees, doubling the amount that can be withdrawn or transferred via online banking and mobile check deposit, elimination of adverse credit reports, participation in the CARES Act and Federal Reserve lending programs for businesses, including the SBA PPP, and continuing to provide access to the important financial services on which our clients rely.

• Launching a digital portal, to make it fast and easy for our commercial clients to apply for PPP loan forgiveness.

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of December 31, 2020, no impairments have been recorded and there have been no significant changes in fair value hierarchy classifications. We have also elected to delay for two years the phase-in of the capital impact from our adoption of the new accounting standard on credit losses. For more information, see Regulatory Capital section in the MD&A.

On April 7, 2020, the federal banking agencies along with the National Credit Union Administration, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators, issued an interagency statement revising a March 22, 2020 interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the Covid-19 pandemic (the “Interagency Statement”). The Interagency Statement reconfirmed that efforts to work with borrowers where the loans are prudently underwritten, and not considered past due or carried on nonaccrual status, should not result in the loans automatically being considered modified in a troubled debt restructuring (“TDR”) for accounting and financial reporting purposes, or for purposes of their respective risk-based capital rules, which would otherwise require financial institutions subject to the capital rules to hold more capital. The Interagency Statement also clarified the interaction between its previous guidance and Section 4013 of the CARES Act, which provides certain financial institutions with the option to suspend the application of accounting guidance for TDRs for a limited period of time for loan modifications made to address the effects of the Covid-19 pandemic.

Oriental granted various forms of assistance to customers and clients impacted by the Covid-19 pandemic, including payment deferrals. The majority of Oriental’s Covid-19 related loan modifications have not been considered TDRs as:

•	they represent short-term or other insignificant modifications, whether under Oriental’s regular loan modification assessments or the Interagency Statement guidance, or

•	Oriental has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under Section 4013 of the CARES Act.

To the extent that certain modifications do not meet any of the above criteria, Oriental accounts for them as TDRs.

As of December 31, 2020, Oriental had processed Covid-19 payment deferrals for more than 47,000 retail customers for $2.2 billion dollars. For our commercial customers, we had processed relief on $642.6 million dollars in loans. Deferrals have decreased from 30% of total loans in the second quarter to 1% of total loans in the fourth quarter. As of December 31, 2020, Oriental had loans subject to Covid-19 payment deferrals as follows:

	Covid-19 Moratoriums		% of Total Population
	Amount	Count
	(Dollars in thousands)
Mortgage	$19,827	195	1%
Commercial	75,880	28	3%
Total	$95,707	223	1%

Mortgage loans in the payment deferral program above consist of FHA and VA insured mortgage loans. Most commercial loans represent well-capitalized customers in the hospitality industry. For payment deferral programs that have expired at December 31, 2020, only 3% or $15.9 million, in the auto loan portfolio, 7% or $107.8 million, in the mortgage loan portfolio, 1% or $7.4 million, in the commercial portfolio, and 1% or $1.1 million in the consumer portfolio, have deteriorated to non-performing status. In accordance with Oriental’s policies, all accrued interest receivable of these loans in non-performing status have been reversed.

Additionally, Oriental is a lender for the SBA PPP, a CARES Act program, and other SBA, Federal Reserve Board or United States Treasury programs that have been created in response to the pandemic and may be a lender for programs created in the future. These programs are new and their effects on the Company’s business are uncertain. Through December 31, 2020, Oriental had approved 5,074 PPP loans amounting to $297 million, impacting more than 50,000 employees.

The macro-economic environment for the later part of 2020 has benefited from reduced Covid-19 related government restrictions on economic activity, combined with growing liquidity from the federal stimulus programs Puerto Rico is receiving related to the recovery from hurricane Maria in 2017, the early 2020 earthquakes, and now the Covid-19 pandemic.

Although the macroeconomic outlook has improved towards the end of the year 2020, the future direct and indirect impact of Covid-19 on our businesses, results of operations and financial condition remain highly uncertain. Should current economic conditions persist or deteriorate, this macroeconomic environment may have an adverse effect on our businesses, results of operations and financial condition. For more information on how the risks related to the Covid-19 pandemic may adversely affect our businesses, results of operations and financial condition, see Part I, Item 1A. Risk Factors, of this annual report.

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

Allowance for Credit Losses related to loans collectively evaluated for impairment

One of the most critical and complex accounting estimates is associated with the determination of the allowance for credit losses. The provision for credit losses charged to current operations is based on this determination. As discussed in Note 1 to the consolidated financial statements, Oriental adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326), as of January 1, 2020. The total allowance for credit losses as of January 1, 2020 and December 31, 2020, which includes loans evaluated on a collective basis, was calculated using this approach.

For a detailed description of the principal factors used to determine the allowance for credit losses related to loans collectively evaluated for impairment and for the principal enhancement’s management made to its methodology, refer to Notes 1 and 7 to the consolidated financial statements.

Oriental’s management evaluates the adequacy of the allowance for credit losses on a quarterly basis following a systematic methodology in order to provide for known and inherent risks in the loan portfolio. In developing its assessment of the adequacy of the allowance for credit losses, Oriental must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the key drivers used for each macroeconomic scenario, the macroeconomic scenarios selected, and the weighting given to each scenario, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for credit losses. Consequently, the business, financial condition, liquidity, capital and results of operations could also be affected.

FINANCIAL HIGHLIGHTS

Oriental had another quarter of strong performance in our core businesses, reflecting our larger scale, solid levels of new loan production, lower cost of funds, higher non-interest income, and reduced expenses.

On a macro-basis, Oriental is benefitting from the improved economic environment in Puerto Rico and the USVI due to the continuing nascent rebound from the easing of Covid-19 restrictions and from pandemic-related stimulus.

Within this environment, Oriental’s success continues to be driven by resiliency, agility, and being more than ready to help customers and communities with their changing product and service needs. During the fourth quarter, Oriental also completed the integration of the Scotiabank PR & USVI Acquisition and related cost-savings. We look forward to realizing the full benefits of our larger scale over the course of 2021. The vaccine inoculations should reduce the threat of Covid-19, and the Puerto Rico and USVI economies should expand from expected federal reconstruction and stimulus payments.

2020 was another challenging year for Puerto Rico, the USVI and Oriental. As in years past, we successfully worked our way through it. Our team members helped customers by swiftly processing loan deferrals; implementing an easy-to-use, fully online PPP application process; managing the rapid influx of deposits; and providing contactless and in-person services in a Covid-safe manner; implementing the Scotiabank integration in the middle of a pandemic.

Fourth quarter of 2020:

Increased Earnings & Revenues: Earnings per share (“EPS”) diluted of $0.42 compared to a loss of $0.05 in the fourth quarter of 2019. Results reflected pre-tax merger and restructuring charges of $10.1 million compared to $21.5 million and total core revenues were $132.8 million compared to $98.4 million in such quarter. Net interest income of $98.7 million increased by 24.7% and non-interest income of $34.0 million increased by 77.4%. Net interest margin was 4.24% compared to 5.34% in such quarter.

Solid Production: New loan originations totaled $485.4 million compared to $404.9 million in the fourth quarter of 2019. Compared to the third quarter of 2020, production (excluding PPP loans) increased $38.0 million, driven by commercial and mortgage with continued strong levels of auto and consumer lending. The net loan balance declined $77.9 million from $6.6 billion at September 30, 2020 to $6.5 billion at December 31, 2020.

Lower Provision: Provision for credit losses was $14.2 million compared to $23.1 million the fourth quarter of 2019. Fourth quarter of 2020 net charge-offs of $44.8 million included $31.2 million for two acquired commercial loans that were substantially reserved. December 31, 2020 loan deferrals fell to 1.4% of total loans from 2.0% on September 30, 2020.

Core Expenses: Non-interest expenses were $89.0 million compared to $78.9 million in the fourth quarter of 2019. Excluding merger and Covid-19 related costs, fourth quarter 2020 non-interest expenses of $77.4 million fell $9.4 million from the first quarter of 2020, amounting to approximately $38.0 million in annualized reductions from the Scotiabank PR & USVI Acquisition, exceeding original expectations by about 9%.

Lower Cost of Funds: Cost of funds was 66 basis points compared to 92 basis points in the fourth quarter of 2019. Compared to the third quarter of 2020, cost of funds fell 5 basis points. Customer deposits declined $216.8 million from $8.6 billion at September 30, 2020 to $8.4 billion on December 31, 2020.

Capital Building: Tangible book value per share increased $1.01 to $16.97 compared to the fourth quarter of 2019 and common equity tier 1 capital increased $158.6 million to $894.1 million. The common equity tier 1 ratio was 13.08% versus 12.55% on September 30, 2020 and 10.91% on December 31, 2019, when the Scotiabank PR & USVI Acquisition closed.

Year ended 2020:

Increased Earnings & Revenues: EPS diluted of $1.32 compared to $0.92 in 2019. Total core revenues were $519.3 million versus $396.2 million in 2019, with increases of 26.5% and 51.1% in net interest and non-interest income, respectively. New loan production was $1.7 billion compared to $1.3 billion. Net interest margin was 4.55% compared to 5.37%. The effective tax rate was 21.6% compared to 28.5%.

Results Included (all amounts pre-tax): Merger and restructuring charges mostly related to the Scotiabank PR & USVI Acquisition of $16.1 million compared to $24.1 million in 2019, and bargain purchase gain from the acquisition of $7.3 million compared to $0.3 million in 2019. 2020 also included $39.9 million in Covid-19 related provision for credit losses and $5.8 million in Covid-19 related expenses.

OFG Bancorp
FINANCIAL OVERVIEW
YEARS ENDED DECEMBER 31, 2020, 2019 AND, 2018

	Year Ended December 31,
	2020	2019	2018
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$473,347	$373,795	$360,419
Interest expense	64,915	51,002	44,525
Net interest income	408,432	322,793	315,894
Provision for loan and lease losses	92,672	96,792	56,108
Net interest income after provision for loan and leases losses	315,760	226,001	259,786
Non-interest income	124,352	82,493	80,095
Non-interest expenses	345,286	233,244	207,081
Income (loss) before taxes	94,826	75,250	132,800
Income tax (benefit) expense	20,499	21,409	48,390
Net income (loss)	74,327	53,841	84,410
Less: dividends on preferred stock	(6,512)	(6,512)	(12,024)
Income (loss) available to common shareholders	$67,815	$47,329	$72,386
PER SHARE DATA:
Basic	$1.32	$0.92	$1.59
Diluted	$1.32	$0.92	$1.52
Average common shares outstanding	51,358	51,335	45,400
Average common shares outstanding and equivalents	51,555	51,719	51,349
Cash dividends declared per common share	$0.28	0.28	0.25
Cash dividends declared on common shares	$14,381	14,375	11,511
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.77%	0.83%	1.31%
Return on average tangible common stockholders' equity	8.10%	5.42%	9.95%
Return on average common equity (ROE)	6.96%	4.91%	8.85%
Equity-to-assets ratio	11.05%	11.24%	15.19%
Efficiency ratio	66.49%	58.88%	53.07%
Interest rate spread	4.51%	5.26%	5.19%
Interest rate margin	4.55%	5.37%	5.28%

	December 31,
	2020	2019	2018
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$458,700	$1,087,814	$1,279,604
Loans and leases, net	6,501,259	6,641,847	4,431,594
Total investments and loans	$6,959,959	$7,729,661	$5,711,198
Deposits and borrowings
Deposits	$8,415,640	$7,698,610	$4,908,115
Securities sold under agreements to repurchase	-	190,274	455,508
Other borrowings	102,351	115,287	114,917
Total deposits and borrowings	$8,517,991	$8,004,171	$5,478,540
Stockholders’ equity
Preferred stock	$92,000	$92,000	$92,000
Common stock	59,885	59,885	59,885
Additional paid-in capital	622,652	621,515	619,381
Legal surplus	103,269	95,779	90,167
Retained earnings	300,096	279,646	253,040
Treasury stock, at cost	(102,949)	(102,339)	(103,633)
Accumulated other comprehensive (loss) income	11,022	(1,008)	(10,963)
Total stockholders' equity	$1,085,975	$1,045,478	$999,877
Per share data
Book value per common share	$19.54	$18.75	$17.90
Tangible book value per common share	$16.97	$15.96	$16.15
Market price at end of year	$18.54	$23.61	$16.46
Capital ratios
Leverage capital	10.30%	9.24%	14.22%
Common equity Tier 1 capital	13.08%	10.78%	16.78%
Tier 1 risk-based capital	14.78%	12.49%	19.20%
Total risk-based capital	16.04%	13.76%	20.48%
Financial assets managed
Trust assets managed	$3,476,491	$3,136,884	$2,771,462
Broker-dealer assets gathered	2,474,234	2,375,871	2,116,035
Total assets managed	$5,950,725	$5,512,755	$4,887,497

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the years ended December 31, 2020 and 2019. Comparative 2019 to 2018 information has been omitted pursuant to Item 303(b) of Regulation S-K. For such comparative information, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Oriental’s 2019 annual report on Form 10-K.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$473,347	$373,795	5.28%	6.22%	$8,966,989	$6,012,853
Tax equivalent adjustment	10,127	10,262	0.11%	0.17%	-	-
Interest-earning assets - tax equivalent	483,474	384,057	5.39%	6.39%	8,966,989	6,012,853
Interest-bearing liabilities	64,915	51,002	0.77%	0.96%	8,378,207	5,301,460

Tax equivalent net interest income / spread	418,559	333,055	4.62%	5.43%	588,782	711,393
Tax equivalent interest rate margin			4.73%	5.60%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	11,539	20,879	1.84%	2.37%	626,866	879,885
Interest bearing cash and money market investments	4,373	13,041	0.27%	2.11%	1,591,613	618,446
Total investments	15,912	33,920	0.72%	2.26%	2,218,479	1,498,331
Non-PCD/Non-PCI loans
Mortgage	43,974	34,434	5.43%	5.49%	809,134	627,362
Commercial	112,234	101,186	5.51%	6.34%	2,036,728	1,594,793
Consumer	54,078	46,997	11.66%	12.09%	463,846	388,682
Auto	125,228	112,109	8.39%	9.13%	1,492,105	1,228,143
Total Non-PCD/Non-PCI loans	335,514	294,726	6.99%	7.68%	4,801,813	3,838,980

PCD/PCI loans
Mortgage	93,343	28,869	6.08%	5.80%	1,536,431	497,912
Commercial	24,811	14,935	6.71%	8.62%	369,960	173,248
Consumer	388	904	12.31%	114.35%	3,153	790
Auto	3,379	441	9.09%	12.28%	37,153	3,592
Total PCD/PCI loans	121,921	45,149	6.26%	6.68%	1,946,697	675,542
Total loans	457,435	339,875	6.78%	7.53%	6,748,510	4,514,522
Total interest-earning assets	473,347	373,795	5.28%	6.22%	8,966,989	6,012,853

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2020	2019	2020	2019	2020	2019
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	9,029	6,271	0.42%	0.56%	2,156,300	1,120,459
Savings and money market	8,380	7,351	0.45%	0.62%	1,858,416	1,189,205
Time deposits	30,455	15,468	1.55%	1.42%	1,966,706	1,092,002
Total core deposits	47,864	29,090	0.80%	0.86%	5,981,422	3,401,666
Brokered deposits	4,132	9,463	2.45%	2.47%	168,728	383,483
	51,996	38,553	0.85%	1.02%	6,150,150	3,785,149
Non-interest bearing deposits	-	-	0.00%	0.00%	2,069,786	1,100,599
Fair value premium and core deposit intangible amortizations	8,202	802	0.00%	0.00%	-	-
Total deposits	60,198	39,355	0.73%	0.81%	8,219,936	4,885,748
Borrowings:
Securities sold under agreements to repurchase	1,335	7,423	2.63%	2.48%	50,874	299,842
Advances from FHLB and other borrowings	1,988	2,212	2.79%	2.77%	71,314	79,787
Subordinated capital notes	1,394	2,012	3.86%	5.58%	36,083	36,083
Total borrowings	4,717	11,647	2.98%	2.80%	158,271	415,712
Total interest bearing liabilities	64,915	51,002	0.77%	0.96%	8,378,207	5,301,460
Net interest income / spread	$408,432	$322,793	4.51%	5.26%
Interest rate margin			4.55%	5.37%
Excess of average interest-earning assets over average interest-bearing liabilities					$588,782	$711,393
Average interest-earning assets to average interest-bearing liabilities ratio					107.03%	113.42%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$16,303	$(34,311)	$(18,008)
Loans	158,875	(41,315)	117,560
Total interest income	175,178	(75,626)	99,552
Interest Expense:
Deposits	26,857	(6,014)	20,843
Repurchase agreements	(6,164)	76	(6,088)
Other borrowings	(309)	(533)	(842)
Total interest expense	20,384	(6,471)	13,913
Net Interest Income	$154,794	$(69,155)	$85,639

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

Comparison of the years ended December 31, 2020 and 2019

Net interest income of $408.4 million increased $85.6 million from $322.8 million. Interest rate spread decreased 75 basis points to 4.51% from 5.26% and net interest margin decreased 82 basis points to 4.55% from 5.37%. These decreases are mainly due to the net effect of a decrease of 94 basis points in the average yield of total interest-earning assets and a decrease of 19 basis points in the total average cost of interest-bearing liabilities.

Net interest income increased as a result of:

• Higher interest income from loans by $117.6 million, reflecting higher balances as a result of the Scotiabank PR & USVI Acquisition and PPP loan originations, partially offset by a 75 basis points decline in yield from higher proportion of 30-year, fixed rate residential mortgages from such acquisition and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans;

• $6.5 million in one-time interest recoveries from acquired purchased credit-impaired (“PCI”) Scotiabank loans; and

• Lower interest expenses in borrowings by $6.9 million, reflecting the maturity and early extinguishment of repurchase agreements during 2020.

Such increases in net interest income were adversely impacted by:

• Lower interest income from interest bearing cash and investment securities by $18.0 million, mainly impacted by the Reserve Board’s rate cuts; and

• Higher interest expense from deposits by $20.8 million, mainly related to deposits from the Scotiabank PR & USVI Acquisition and to the increase in customer deposits during the current year, reflecting commercial deposits from existing and new clients, and retail deposits from increased liquidity in the economy.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2020	2019	Variance
	(In thousands)
Banking service revenue	$62,579	$42,866	46.0%
Wealth management revenue	31,789	26,224	21.2%
Mortgage banking activities	16,504	4,275	286.1%
Total banking and financial service revenue	110,872	73,365	51.1%
Net gain (loss) on:
Sale of securities available for sale	4,728	8,274	-42.9%
Bargain purchase from Scotiabank PR & USVI acquisition	7,336	315	2228.9%
Early extinguishment of debt	(63)	(7)	-800.0%
Other non-interest income	1,479	546	170.9%
Total non-interest income, net	$124,352	$82,493	50.7%

Non-Interest Income

Non-interest income is affected by the amount of the Bank’s trust department assets under management, transactions generated by clients’ financial assets serviced by Oriental’s the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of years ended December 31, 2020 and 2019

Oriental recorded non-interest income, net, in the amount of $124.4 million, compared to $82.5 million, an increase of 50.7%, or $41.9 million. The increase in non-interest income was mainly due to:

• An increase of $19.7 million in banking service revenues reflecting the Scotiabank PR & USVI Acquisition as electronic banking revenues and deposit fees increased $15.3 million and $2.6 million, respectively, due to Oriental’s larger customer base;

• An increase of $5.6 million in wealth management revenue due to higher insurance income by $6.8 million, mainly from the Scotiabank PR & USVI Acquisition insurance transaction volume, offset by lower trust fees and broker-dealer sales which declined by $476 thousand and $420 thousand, respectively;

• An increase of $12.2 million in mortgage-banking activities, also reflecting the Scotiabank PR & USVI Acquisition, as servicing revenues increased by $8.3 million, and to an increase of $3.9 million from gains of loans sold; and

• A $7.3 million bargain purchase gain from the Scotiabank PR & USVI Acquisition to adjust the fair value of accrued interest receivable and deferred tax asset from new information obtained during 2020 about facts that existed as of December 31, 2019.

The increase in non-interest income was offset by a gain of $8.3 million on the sales of securities recorded in 2019 compared to a gain of $4.7 million recorded in 2020.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2020	2019	Variance %
	(In thousands)
Compensation and employee benefits	$132,926	$82,533	61.1%
Occupancy, equipment and infrastructure costs	47,283	30,052	57.3%
Electronic banking charges	34,698	21,244	63.3%
Information technology expenses	20,823	9,865	111.1%
Professional and service fees	17,135	14,629	17.1%
Taxes, other than payroll and income taxes	13,831	8,749	58.1%
Insurance	11,424	3,309	245.2%
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	7,767	11,498	-32.4%
Loan servicing and clearing expenses	6,752	4,853	39.1%
Advertising, business promotion, and strategic initiatives	5,851	5,208	12.3%
Communication	4,067	3,315	22.7%
Printing, postage, stationery and supplies	3,847	2,468	55.9%
Director and investor relations	1,174	1,216	-3.5%
Merger and restructuring charges	16,083	24,054	-33.1%
Pandemic expenses	5,795	-	100.0%
Other	15,830	10,251	54.4%
Total non-interest expenses	$345,286	$233,244	48.0%
Relevant ratios and data:
Efficiency ratio	66.49%	58.88%
Compensation and benefits to non-interest expense	38.50%	35.38%
Compensation to average total assets owned	1.37%	1.28%
Number of employees end of year	2,278	2,455
Average number of employees	2,384	1,433
Average compensation per employee	$55.76	$57.59
Average loans per average employee	$2,831	$3,148

Non-Interest Expenses

Comparison of years ended December 31, 2020 and 2019

Non-interest expense was $345.3 million, representing an increase of 48.0%, or $112.0 million, compared to $233.2 million.

The increase in non-interest expenses was driven by:

• Higher compensation and employee benefits by $50.4 million, reflecting higher employee count from the Scotiabank PR & USVI Acquisition;

• Increase in occupancy and equipment by $17.2 million driven by a $10.9 million increase in facilities, including branches and main offices, from the Scotiabank PR & USVI Acquisition and to $4.2 million increase in depreciation expenses also from the premises and equipment acquired;

• Increase in electronic banking charges by $13.5 million driven by a $8.5 million increase in debit card billing fees and a $4.1 million increase in credit card merchant fees, as level of transactions increased due to a larger customer base;

• Increase in information technology expenses by $11.0 million related to the Scotiabank’s system integrations;

• Increase in insurance expenses by $8.1 million, $5.9 million related to the FDIC annual assessment as a result of the increase in customer deposits;

• Pandemic expenses of $5.8 million incurred during the current year as a result of Covid-19, represented expenses incurred within our premises, such as acrylic shields, face shields and masks, and cleaning and disinfecting costs, in order to control pandemic spread and keep customers and employees safe, and also included employee Covid-19 testing;

• Increase in municipal tax and property tax by $5.1 million, from the Scotiabank acquired business and branches; and

• Other expenses increased by $5.6 million related to broker-dealer claims and settlement reserve, which increased by $2.5 million, and amortization of intangibles, which increased by $1.9 million as a result of the Scotiabank PR & USVI Acquisition. In addition, during the prior year, Oriental received a $1.0 million credit from the government of Puerto Rico as a result of an employee retention benefit for employers affected by Hurricane Maria in 2017, reducing other expenses in prior year.

The efficiency ratio was 66.49%, up from 58.88%, mainly as a result of the Scotiabank PR & USVI Acquisition. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the years ended December 31, 2020 and 2019 amounted to $13.5 million and $8.8 million, respectively.

Provision for Credit Losses

Comparison of years ended December 31, 2020 and 2019

Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the years was adequate to maintain the allowance for credit losses at an appropriate level to provide for expected credit losses based upon an evaluation of known and inherent risks.

Provision for credit losses decreased $4.1 million from $96.8 million to $92.7 million. On January 1, 2020, Oriental implemented the Current Expected Credit Losses accounting standard (“CECL”) using the modified retrospective approach, which utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans at the time the financial asset is originated or acquired as compared to prior approach based on incurred losses. The 2020 provision included a $39.9 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic compared to the 2019 additional $54.3 million provision placed to cover the sale of non-performing loans.

Income Taxes

Comparison of years ended December 31, 2020 and 2019

Oriental’s effective tax rate was 21.6% in 2020 compared to 28.5% in 2019. The decrease is based on capital gains from the mortgage-backed securities sales at lower rates in 2020 and the bargain purchase gain from the Scotiabank PR & USVI Acquisition.

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$462,493	$59	$10,795	$473,347	$-	$473,347
Interest expense	(57,811)	-	(7,104)	(64,915)	-	(64,915)
Net interest income	404,682	59	3,691	408,432	-	408,432
Provision for loan and lease losses	(92,237)	-	(435)	(92,672)	-	(92,672)
Non-interest income	87,810	32,043	4,499	124,352	-	124,352
Non-interest expenses	(320,997)	(20,240)	(4,049)	(345,286)	-	(345,286)
Intersegment revenue	2,443	-	-	2,443	(2,443)	-
Intersegment expenses	-	(1,164)	(1,279)	(2,443)	2,443	-
Income before income taxes	$81,701	$10,698	2,427	$94,826	$-	$94,826
Income tax expense	15,939	4,506	54	20,499	-	20,499
Net income	$65,762	$6,192	$2,373	$74,327	$-	$74,327
Total assets	$8,478,326	$32,893	$2,436,029	$10,947,248	$(1,121,237)	$9,826,011

	Year Ended December 31, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$337,448	$69	$36,278	$373,795	$-	$373,795
Interest expense	(36,023)	-	(14,979)	(51,002)	-	(51,002)
Net interest income	301,425	69	21,299	322,793	-	322,793
Provision for loan and lease losses	(96,504)	-	(288)	(96,792)	-	(96,792)
Non-interest income	47,517	26,649	8,327	82,493	-	82,493
Non-interest expenses	(211,755)	(17,163)	(4,326)	(233,244)	-	(233,244)
Intersegment revenue	2,207	-	-	2,207	(2,207)	-
Intersegment expenses	-	(652)	(1,555)	(2,207)	2,207	-
Income before income taxes	$42,890	$8,903	$23,457	$75,250	$-	$75,250
Income tax expense	16,084	3,339	1,986	21,409	-	21,409
Net income	$26,806	$5,564	$21,471	$53,841	$-	$53,841
Total assets	$7,486,314	$33,369	$2,865,186	$10,384,869	$(1,087,208)	$9,297,661

Comparison of years ended December 31, 2020 and 2019

Banking

Oriental's banking segment net income before taxes increased $38.8 million from $42.9 million to an $81.7 million, mainly reflecting:

• Higher interest income from loans by $117.6 million, reflecting higher balances as a result of the Scotiabank PR & USVI Acquisition and PPP loan originations, partially offset by a 75 basis points decline in yield from higher proportion of 30-year, fixed rate residential mortgages from the Scotiabank acquisition and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans;

• $6.5 million in one-time interest recoveries from acquired PCI Scotiabank loans;

• Higher interest expense from deposits by $21.8 million, mainly related to deposits from the Scotiabank PR & USVI Acquisition and to the increase in customer deposits during the current year, reflecting commercial deposits from existing and new clients, and retail deposits from increased liquidity in the economy;

• An increase of $19.7 million in banking service revenues reflecting the Scotiabank PR & USVI Acquisition as electronic banking revenues and deposit fees increased $15.3 million and $2.6 million, respectively, due to Oriental’s larger customer base;

• An increase of $12.2 million in mortgage-banking activities, also reflecting the Scotiabank PR & USVI Acquisition, as servicing revenues increased by $8.3 million, and an increase of $3.9 million from gains of loans sold;

• A $7.3 million bargain purchase gain from the Scotiabank PR & USVI Acquisition to adjust the fair value of accrued interest receivable and deferred tax asset from new information obtained during 2020 about facts that existed as of December 31, 2019; and

• An increase in non-interest expense by $109.2 million reflecting the Scotiabank PR & USVI Acquisition, mainly in compensation and employee benefits, occupancy and equipment, electronic banking charges, information technology, insurance, and municipal and property taxes, in addition to the Covid-19 pandemic related expenses.

Wealth Management

Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment increased $1.8 million as a result of higher income and expenses due the Scotiabank PR & USVI Acquisition, which included an insurance subsidiary.

Treasury

Treasury segment net income before taxes decreased by $21.0 million, mainly reflecting:

• Lower interest income from interest bearing cash and investment securities by $18.0 million, mainly impacted by the Federal Reserve Board’s rate cuts;

• Lower interest expenses in borrowings by $6.9 million, reflecting the maturity and early extinguishment of repurchase agreements during 2020; and

• A gain of $8.3 million on the sales of securities recorded in 2019 compared to a gain of $4.7 million recorded in 2020.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At December 31, 2020, Oriental’s total assets amounted to $9.826 billion representing an increase of 5.7%, when compared to $9.298 billion at December 31, 2019. The loans and investment portfolios decreased by $140.6 million and $629.1 million, respectively, while cash and due from banks increased $1.298 billion.

Cash and cash equivalents of $2.2 billion increased by $1.3 billion primarily because of the influx of both commercial and retail deposits from increased liquidity in the economy as a result of government stimulus programs.

In 2020, Oriental sold $316.3 million mortgage-backed securities at a gain of $4.7 million and had $306.6 million in maturities of US Treasury notes that were not renewed.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At December 31, 2020, Oriental’s loan portfolio decreased by 2.12%, reflecting repayments and the 39.2 million increase in allowance for credit losses on Non-PCD loans as a result of CECL implementation and the $39.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic. Loan production in 2020 reached $1.730 billion, compared to $1.299 billion in 2019, driven by mortgage and commercial lending, including $296.7 million PPP loan originations. The Non-PCD loan portfolio, excluding allowance for credit losses, increased by $154.7 million from $4.735 billion at December 31, 2019 to $4.890 billion at December 31, 2020.

As a result of the Covid-19 pandemic, Oriental offered several deferral programs for the payment of principal and interest for auto, personal, credit card, mortgage, and commercial loans for customers whose payments were not over 89 days past due at March 12, 2020 and that requested to be included in these programs. This contributed to the increase in accrued interest receivable during 2020 by $35.6 million.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts (“IRAs”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary manages private retirement plans. At December 31, 2020, the total assets managed by Oriental’s trust division and retirement plan administration subsidiary amounted to $3.476 billion, compared to $3.137 billion at December 31, 2019. Oriental’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2020, total assets gathered by the broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.474 billion, compared to $2.376 billion at December 31, 2019. This increase is mainly due to increased liquidity and improvement in the local economy as a result of government incentives in light of Covid-19 pandemic.

Goodwill

Oriental’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, Oriental determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. Oriental completes its annual goodwill impairment test as of October 31 of each year. Oriental tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary.

In connection with reviewing our financial condition given the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of December 31, 2020, no impairments have been recorded.

As of December 31, 2020, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment. Please refer to Note 12 Goodwill and Other Intangible Assets for more information on the annual goodwill impairment test.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	December 31		Variance
	2020	2019	%
	(In thousands)
Investments:
FNMA and FHLMC certificates	$210,949	$402,656	-47.6%
Obligations of US government-sponsored agencies	1,606	1,961	-18.1%
US Treasury securities	10,983	397,184	-97.2%
CMOs issued by US government-sponsored agencies	39,214	54,760	-28.4%
GNMA certificates	182,772	216,470	-15.6%
FHLB stock	8,278	13,048	-36.6%
Other debt securities	914	1,138	-19.7%
Other investments	3,984	597	567.3%
Total investments	458,700	1,087,814	-57.8%
Loans	6,501,259	6,641,847	-2.1%
Total investments and loans	6,959,959	7,729,661	-10.0%
Other assets:
Cash and due from banks (including restricted cash)	2,143,669	845,982	153.4%
Money market investments	11,908	6,775	75.8%
Foreclosed real estate	11,596	29,909	-61.2%
Accrued interest receivable	65,547	36,781	78.2%
Deferred tax asset, net	162,478	176,740	-8.1%
Premises and equipment, net	83,786	81,105	3.3%
Servicing assets	47,295	50,779	-6.9%
Goodwill	86,069	86,069	0.0%
Right of use assets	31,383	39,112	-19.8%
Core deposit, customer relationship and other intangibles	45,896	56,965	-19.4%
Other assets and customers' liability on acceptances	176,425	157,783	11.8%
Total other assets	2,866,052	1,568,000	82.8%
Total assets	$9,826,011	$9,297,661	5.7%
Investment portfolio composition:
FNMA and FHLMC certificates	46.0%	37.0%
Obligations of US government-sponsored agencies	0.4%	0.2%
US Treasury securities	2.4%	36.5%
CMOs issued by US government-sponsored agencies	8.5%	5.0%
GNMA certificates	39.8%	19.9%
FHLB stock	1.8%	1.2%
Other debt securities and other investments	1.1%	0.2%
	100.0%	100.0%

TABLE 5 - LOAN PORTFOLIO COMPOSITON

	December 31,
	2020	2019
	(In thousands)
Loans held for investment:
Commercial	$2,402,010	$2,222,085
Mortgage	2,283,375	2,489,230
Consumer	414,946	504,507
Auto	1,561,802	1,522,973
	6,662,133	6,738,795
Allowance for credit losses	(204,809)	(116,539)
Total loans held for investment	6,457,324	6,622,256
Mortgage loans held for sale	41,654	19,591
Other loans held for sale	2,281	-
Total loans, net	$6,501,259	$6,641,847

Oriental’s loan portfolio is composed of mortgage, commercial, consumer, and auto loans business products. As shown in Table 5 above, total loans, net, amounted to $6.501 billion at December 31, 2020 and $6.642 billion at December 31, 2019. Oriental’s loans held-for-investment portfolio composition and trends were as follows:

• Commercial loan portfolio amounted to $2.402 billion (36.1% of the gross loan portfolio) compared to $2.222 billion (33.0% of the gross loan portfolio) at December 31, 2019. Commercial production, including the U.S. loan program production and PPP loans, increased 79.1% to $930.8 million in 2020 from $406.8 million in 2019.

• Mortgage loan portfolio amounted to $2.283 billion (34.3% of the gross loan portfolio) compared to $2.489 billion (36.8% of the gross originated loan portfolio) at December 31, 2019. Mortgage loan production totaled $246.0 million for the year ended December 31, 2020 which represents an increase of 165.2% from $92.8 million in 2019. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $56.2 million and $75.2 million at December 31, 2020 and 2019, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

• Consumer loan portfolio amounted to $414.9 million (6.2% of the gross loan portfolio) compared to $504.5 million (7.5% of the gross loan portfolio) at December 31, 2019. Consumer loan production decreased 42.4% to $103.0 million in 2020 from $178.7 million in 2019.

• Auto and leasing portfolio amounted to $1.562 billion (23.4% of the gross loan portfolio) compared to $1.523 billion (22.6% of the gross originated loan portfolio) at December 31, 2019. Auto production decreased 11.4% to $450.1 million in 2020 compared to $508.2 million in 2019.

		Maturities
		One Year or Less	From One to
			Five Years		After Five Years
	Balance Outstanding at December 31, 2020		Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
	(In thousands)
Non-PCD
Mortgage	$823,443	$3,365	$9,967	$404	$790,068	$19,639
Commercial	2,118,850	1,270,672	723,290	-	124,888	-
Consumer	413,552	114,774	221,010	-	77,768	-
Auto and leasing	1,534,269	28,648	855,914	-	649,707	-
Total	$4,890,114	$1,417,459	$1,810,181	$404	$1,642,431	$19,639

PCD
Mortgage	$1,459,932	$11,850	$25,984	$235	$1,400,038	$21,825
Commercial	283,160	179,836	$100,108	$-	$3,216	$-
Consumer	1,394	485	$590	$-	$319	$-
Auto and leasing	27,533	4,334	$22,412	$-	$787	$-
Total	$1,772,019	$196,505	$149,094	$235	$1,404,360	$21,825

Total loans	$6,662,133	$1,613,964	$1,959,275	$639	$3,046,791	$41,464

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	December 31, 2020
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$6,505	$194	2.98%	$7,055	$373	5.29%	$41,649	$689	1.65%
90 - 119 days	-	-	0.00%	-	-	0.00%	725	175	24.14%
120 - 179 days	4	-	0.00%	-	-	0.00%	1,513	52	3.44%
180 - 364 days	203	62	30.54%	-	-	0.00%	3,087	524	16.97%
365+ days	89	3	3.37%	280	15	5.36%	11,173	655	5.86%
Total	$6,801	$259	3.81%	$7,335	$388	5.29%	$58,147	$2,095	3.60%
Percentage of total loans, excluding PCD loans	0.19%			0.19%			2.28%
Refinanced or Modified Loans:
Amount	$2,055	$127	6.18%	$815	$29	3.56%	$16,039	$1,520	9.48%
Percentage of Higher-Risk Loan Category	30.22%			11.11%			27.58%
Loan-to-Value Ratio:
Under 70%	$4,817	$166	3.45%	$2,035	$110	5.41%	$-	$-	-
70% - 79%	462	17	3.68%	1,667	86	5.16%	-	-	-
80% - 89%	1,236	22	1.78%	2,931	154	5.25%	-	-	-
90% and over	286	54	18.88%	702	38	5.41%	58,147	2,095	3.60%
	$6,801	$259	3.81%	$7,335	$388	5.29%	$58,147	$2,095	3.60%

* Loans may be included in more than one higher-risk loan category and excludes PCD loans.

The following table includes the maturities of Oriental's lending exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and a loan to a public corporation acquired in the Scotiabank PR & USVI Acquisition. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $218.9 million at December 31, 2020.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

December 31, 2020
			Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Public corporations	$1,102	$1,102	$-	$-
Municipalities	97,965	66	18,238	79,661
Total	$99,067	$1,168	$18,238	$79,661

At December 31, 2020, Oriental has $99.1 million of direct credit exposure to the Puerto Rico government, a $34.9 million decrease from December 31, 2019.

Credit Risk Management

Allowance for Credit Losses

Oriental maintains an allowance for credit losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. Oriental’s allowance for credit losses (“ACL”) policy provides for a detailed quarterly analysis of expected credit losses.

On January 1, 2020, Oriental adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of future expected credit losses inherent in the Company’s relevant financial assets. This change in methodology represents a significant change from prior impairment method. Upon adoption of the new accounting standard, Oriental recorded a net increase of $89.7 million in the allowance for credit losses on January 1, 2020 which was comprised of a net increase of $39.2 million allowance for credit losses for Non-PCD loans decreasing retained earnings and $50.5 million for PCD loans, made through the allowance and loan balances with no impact in capital. We adopted CECL using the modified retrospective method, therefore periods after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described under Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements. Prior period amounts in the following tables that are referred to as Non-PCD loans correspond to loans, excluding loans accounted for under ASC 310-30, while the ones referred to as PCD loans correspond to loans accounted for under ASC 310-30.

The allowance for credit losses for the year ended December 31, 2020 also included $39.9 million due to the deterioration in the economic outlook resulting from the impact of Covid-19 pandemic.

Tables 8 through 10 set forth an analysis of activity in the allowance for credit losses and present selected credit loss statistics for December 31, 2020 and 2019. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Credit Losses” section in the MD&A for a more detailed analysis of provisions for credit losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At December 31, 2020, Oriental had $147.9 million of non-accrual loans, including $37.5 million PCD loans accounted for under ASU 2016-13. At December 31, 2019, Oriental had $80.9 million of non-accrual loans.

At December 31, 2020 and 2019, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-performing assets amounted to $109.2 million and $103.7 million, respectively.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

At December 31, 2020, Oriental’s non-performing assets increased by 39.5% to $165.6 million (1.69% of total assets), including $37.5 million PCD loans, mainly as a result of the new CECL methodology, from $118.7 million (1.28% of total assets) at December 31, 2019. Foreclosed real estate and other repossessed assets amounting to $11.6 million and $1.8 million, respectively, at December 31, 2020, decreased from $29.9 million and $3.3 million, respectively, at December 31, 2019, recorded at fair value. Oriental does not expect non-performing loans to result in significantly higher losses. At December 31, 2020, the allowance coverage ratio to non-performing loans was 134.6% (99.5% at December 31, 2019).

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

The following items comprise non-performing loans held for investment, Non-PCD and PCDs:

Commercial loans —At December 31, 2020, Oriental’s non-performing commercial loans amounted to $83.4 million (54.8 % of Oriental’s non-performing loans), a 94.8% increase from $42.8 million at December 31, 2019 (50.1% of Oriental’s non-performing loans). The increase was mainly due to PCD loan pools in nonaccrual amounting to $32.4 million. Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.

Residential mortgage loans —At December 31, 2020, Oriental’s non-performing mortgage loans totaled $43.0 million (28.3% of Oriental’s non-performing loans), a 90.7% increase from $22.6 million (26.4% of Oriental’s non-performing loans) at December 31, 2019. Non-PCD residential mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.

Consumer loans —At December 31, 2020, Oriental’s non-performing consumer loans amounted to $5.0 million (3.3% of Oriental’s non-performing loans), a 13.8% decrease from $5.8 million at December 31, 2019 (6.8% of Oriental’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto loans and leases —At December 31, 2020, Oriental’s non-performing auto loans and leases amounted to $20.8 million (13.6% of Oriental’s total non-performing loans), an increase of 45.3% from $14.3 million at December 31, 2019 (16.7% of Oriental’s total non-performing loans). Non-PCD auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2019 annual report on Form 10-K for detailed information for the year ended December 31, 2018.

Oriental has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-Conforming Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing Oriental’s losses on non-performing mortgage loans.

The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, RURAL, PRHFA, conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to FNMA and FHLMC, and conventional loans retained by Oriental. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and deed in lieu of foreclosure.

The Non-Conforming Mortgage Loan Program is for non-conforming mortgages, including balloon payment, interest only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-conforming mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA/VA/FNMA/ FHLMC, and performing loans not meeting secondary market guidelines processed pursuant Oriental’s current credit and underwriting guidelines. Oriental achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.

In order to apply for any of our loan modification programs, if the borrower is active in Chapter 13 bankruptcy, it must request an authorization from the bankruptcy trustee to allow for the loan modification. Borrowers with discharged Chapter 7 bankruptcies may also apply. Loans in these programs are evaluated by designated underwriters for troubled-debt restructuring classification if Oriental grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	December 31,		Variance
	2020	2019	%
	(In thousands)
Allowance for credit losses:
Non-PCD
Commercial	$45,779	$25,993	76.1%
Mortgage	19,687	8,727	125.6%
Consumer	25,253	18,446	36.9%
Auto and leases	70,296	31,878	120.5%
Total allowance for credit losses	$161,015	$85,044	$89.3%

PCD
Commercial	$16,405	8,893	84.5%
Mortgage	26,389	21,655	21.9%
Consumer	57	-	100.0%
Auto and leases	943	947	-0.4%
Total allowance for credit losses	$43,794	31,495	39.1%

Allowance for credit losses summary
Commercial	$62,184	$34,886	78.2%
Mortgage	46,076	30,382	51.7%
Consumer	25,310	18,446	37.2%
Auto and leases	71,239	32,825	117.0%
Total allowance for credit losses	$204,809	$116,539	$75.7%

Allowance composition:
Commercial	30.4%	29.9%
Mortgage	22.5%	26.1%
Consumer	12.4%	15.8%
Auto and leases	34.8%	28.2%
	100.0%	100.0%

Allowance coverage ratio at end of year:
Commercial	2.6%	1.6%	65.0%
Mortgage	2.0%	1.2%	65.6%
Consumer	6.1%	3.7%	66.7%
Auto and leases	4.6%	2.2%	111.1%
	3.1%	1.7%	77.5%

Allowance coverage ratio to non-performing loans:
Commercial	74.5%	81.5%	-8.5%
Mortgage	107.2%	134.7%	-20.5%
Consumer	507.4%	318.8%	59.2%
Auto and leases	343.1%	229.6%	49.4%
	134.6%	136.4%	-1.3%

TABLE 9 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Year Ended December 31,		Variance
	2020	2019	%
	(Dollars in thousands)
Allowance for credit losses:
Balance at beginning of year	$116,539	$164,231	-29.0%
Impact of ASC 326 adoption	89,720	-	100.0%
Provision for credit losses	93,717	96,792	-3.2%
Charge-offs	(125,186)	(98,696)	26.8%
Recoveries	30,019	23,957	25.3%
Allowance derecognition	-	(69,745)	-100.0%
Balance at end of year	$204,809	$116,539	$75.7%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Year Ended December 31,		Variance
	2020	2019	%
	(Dollars in thousands)
Non-PCD
Mortgage
Charge-offs	$(884)	$(18,564)	-95.2%
Recoveries	606	1,533	-60.5%
Total	(278)	(17,031)	-98.4%
Commercial
Charge-offs	(4,979)	(12,196)	-59.2%
Recoveries	2,741	1,110	146.9%
Total	(2,238)	(11,086)	-79.8%
Consumer
Charge-offs	(21,772)	(20,435)	6.5%
Recoveries	3,582	2,367	51.3%
Total	(18,190)	(18,068)	0.7%
Auto and leases
Charge-offs	(48,547)	(47,498)	2.2%
Recoveries	19,494	18,944	2.9%
Total	(29,053)	(28,554)	1.7%

PCD Loans:
Mortgage
Charge-offs	$(10,342)	$-	100.0%
Recoveries	854	-	100.0%
Total	(9,488)	-	100.0%
Commercial
Charge-offs	(36,097)	-	100.0%
Recoveries	986	-	100.0%
Total	(35,111)	-	100.0%
Consumer
Charge-offs	(542)	-	100.0%
Recoveries	292	-	100.0%
Total	(250)	-	100.0%
Auto and leases
Charge-offs	(2,023)	-	100.0%
Recoveries	1,464	-	100.0%
Total	(559)	-	100.0%

Total charge-offs	(125,186)	(98,693)	26.8%
Total recoveries	30,019	23,954	25.3%
Net charge-offs	$(95,167)	$(74,739)	27.3%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES (CONTINUED)

	Year Ended December 31,		Variance
	2020	2019	%
	(Dollars in thousands)
Net credit losses to average loans outstanding:
Mortgage	0.42%	2.72%	-84.68%
Commercial	1.55%	0.70%	123.25%
Consumer	3.95%	4.65%	-15.08%
Auto and leases	1.94%	2.32%	-16.71%
Total	1.41%	1.95%	-27.58%
Recoveries to charge-offs	23.98%	24.27%	-1.20%
Average Loans Held for Investment (a)
Mortgage	$2,345,565	$626,538	274.4%
Commercial	2,406,728	1,594,815	50.9%
Consumer	466,998	388,562	20.2%
Auto and leases	1,529,219	1,228,138	24.5%
Total	$6,748,510	$3,838,053	75.8%

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
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans
Troubled-Debt Restructuring loans	$28,297	$23,587	20.0%
Other loans	82,122	57,336	43.2%
Accruing loans
Troubled-Debt Restructuring loans	3,411	3,317	2.8%
Other loans	889	500	77.8%
Total	$114,719	$84,740	35.4%
PCD	37,475	724	5076.1%
Total non-performing loans	$152,194	$85,464	78.1%
Foreclosed real estate	11,596	29,909	-61.2%
Other repossessed assets	1,816	3,327	-45.4%
	$165,606	$118,700	39.5%

Non-performing assets to total assets	1.69%	1.28%	32.0%
Non-performing assets to total capital	15.25%	11.35%	34.4%

	Year Ended December 31,
	2020	2019
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$2,419	$1,518

TABLE 12 - NON-PERFORMING LOANS

	December 31,		Variance
	2020	2019	%
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial	$46,967	$42,606	10.2%
Mortgage	41,999	22,552	86.2%
Consumer	4,987	5,287	-5.7%
Auto and leases	20,766	14,295	45.3%
Total	$114,719	$84,740	35.4%

PCD
Commercial	$36,471	$225	16109.3%
Mortgage	1,003	-	100.0%
Consumer	1	499	-99.8%
Total	$37,475	$724	5076.1%
Total non-performing loans	$152,194	$85,464	78.1%

Non-performing loans composition percentages:
Commercial	54.8%	50.1%
Mortgage	28.3%	26.4%
Consumer	3.3%	6.8%
Auto and leases	13.6%	16.7%
	100.0%	100.0%

Non-performing loans to:
Total loans	2.3%	1.8%	27.4%
Total assets	1.6%	0.9%	70.3%
Total capital	14.0%	8.1%	72.7%

Non-performing loans with partial charge-offs to:
Total loans	0.6%	0.5%	9.6%
Non-performing loans	24.8%	29.3%	-15.2%

Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	151.3%	123.0%	23.1%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	179.0%	141.9%	26.2%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	December 31,		Variance
	2020	2019	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$2,259,048	$1,675,315	34.8%
NOW accounts	2,354,194	1,903,757	23.7%
Savings and money market accounts	1,944,426	1,836,480	5.9%
Certificates of deposit	1,856,400	2,271,286	-18.3%
Total deposits	8,414,068	7,686,838	9.5%
Accrued interest payable	1,572	11,772	-86.6%
Total deposits and accrued interest payable	8,415,640	7,698,610	9.3%
Borrowings:
Securities sold under agreements to repurchase	-	190,274	-100.0%
Advances from FHLB	65,561	78,009	-16.0%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	707	1,195	-40.8%
Total borrowings	102,351	305,561	-66.5%
Total deposits and borrowings	8,517,991	8,004,171	6.4%

Other Liabilities:
Derivative liabilities	1,712	913	87.5%
Acceptances outstanding	33,349	21,599	54.4%
Lease liability	32,566	39,840	-18.3%
Other liabilities	154,418	185,660	-16.8%
Total liabilities	$8,740,036	$8,252,183	5.9%
Deposits portfolio composition percentages:
Non-interest bearing deposits	26.8%	21.8%
NOW accounts	28.0%	24.8%
Savings and money market accounts	23.1%	23.9%
Certificates of deposit	22.1%	29.5%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	0.0%	62.3%
Advances from FHLB	64.1%	25.5%
Other term notes	0.7%	0.4%
Subordinated capital notes	35.3%	11.8%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$-	$190,000
Daily average outstanding balance	$50,492	$299,842
Maximum outstanding balance at any month-end	$190,000	$461,954

Liabilities and Funding Sources

As shown in Table 13 above, at December 31, 2020, Oriental’s total liabilities were $8.740 billion, 5.9% more than the $8.252 billion reported at December 31, 2019. Deposits and borrowings, Oriental’s funding sources, amounted to $8.518 billion at December 31, 2020 versus $8.004 billion at December 31, 2019, a 6.4% increase, mainly from higher core deposits by $911.4 million, while brokered deposits and borrowings decreased by $194.4 million and $203.2 million, respectively.

At December 31, 2020, deposits represented 99% and borrowings represented 1% of interest-bearing liabilities. At December 31, 2020, deposits, the largest category of Oriental’s interest-bearing liabilities, were $8.416 billion, an increase of 9.3% from $7.699 billion at December 31, 2019, reflecting higher commercial deposits from existing and new clients and higher retail deposits as a result of increased liquidity in the economy.

Borrowings consist mainly of FHLB-NY advances and subordinated capital notes. The overall declines in brokered deposits and borrowings are part of the strategy to replace higher cost funding with lower cost core deposits.

Stockholders’ Equity

At December 31, 2020, Oriental’s total stockholders’ equity was $1.086 billion, a 3.9% increase when compared to $1.045 billion at December 31, 2019. This increase in stockholders’ equity reflects increases in accumulated other comprehensive income, net of tax, of $12.0 million, in legal surplus of $7.5 million, in retained earnings of $20.5 million, in treasury stock of $610 thousand and in additional paid-in capital of $1.1 million. Book value per share was $19.54 at December 31, 2020 compared to $18.75 at December 31, 2019.

From December 31, 2019 to December 31, 2020, tangible common equity to tangible total assets increased from 8.96% to 9.00%, leverage capital ratio increased from 9.24% to 10.30%, common equity tier 1 capital ratio increased from 10.91% to 13.08%, tier 1 risk-based capital ratio increased from 12.64% to 14.78%, and total risk-based capital ratio increased from 13.91% to 16.04%.

Regulatory Capital

Oriental and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to Oriental and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of December 31, 2020, the capital ratios of Oriental and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

On January 1, 2020, the Company implemented CECL using the modified retrospective approach. As a result, a $39.2 million allowance for credit losses was recorded for Non-PCD loans and $0.2 million for unused commitments with the corresponding adjustment reducing retained earnings, net of a $13.9 million deferred tax effect. For more information, see Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements. On March 27, 2020, in response to the Covid-19 pandemic, U.S. banking regulators issued an interim final rule that the Company adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). During the two-year delay, Oriental will add back to common equity tier 1 (“CET1”) capital 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over a three-year period.

In July 2019, the federal banking regulatory agencies adopted a final rule, pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996, that simplifies for non-advanced approaches banking organizations the regulatory capital treatment for mortgage servicing assets (“MSAs”) and certain deferred tax assets arising from temporary differences (temporary difference DTAs). It increases CET1 capital threshold deductions from 10% to 25% and removes the aggregate 15% CET1 threshold deduction. However, it retains the 250% risk weight applicable to non-deducted amounts of MSAs and temporary difference DTAs. On January 1, 2020, the Company elected to early implement the simplifications to the capital rule.

On November 13, 2019, the agencies jointly issued a final rule to simplify regulatory capital requirements for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the final rule, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio framework (qualifying community banking organizations). Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The final rule was effective on January 1, 2020. Even though Oriental qualified for this ratio, the Company elected to opt-out.

The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of December 31, 2020 and 2019, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2019 annual report on Form 10-K for detailed information for the year ended December 31, 2018.

The following are Oriental’s consolidated capital ratios under the Basel III capital rules at December 31, 2020 and 2019:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA
	December 31,		Variance
	2020	2019	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,085,975	$1,045,478	3.9%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	13.08%	10.91%	19.9%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$894,075	735,442	21.6%
Minimum common equity tier 1 capital required	$307,703	303,338	1.4%
Minimum capital conservation buffer required (2.5%)	$170,946	168,521	1.4%
Excess over regulatory requirement	$415,426	263,583	57.6%
Risk-weighted assets	$6,837,846	6,740,846	1.4%
Tier 1 risk-based capital ratio	14.78%	12.64%	16.9%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$1,010,945	$852,312	18.6%
Minimum tier 1 risk-based capital required	$410,271	$404,451	1.4%
Minimum capital conservation buffer required (2.5%)	$170,946	168,521	1.4%
Excess over regulatory requirement	$429,728	$279,340	53.8%
Risk-weighted assets	$6,837,846	$6,740,846	1.4%
Total risk-based capital ratio	16.04%	13.91%	15.3%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,096,766	$937,963	16.9%
Minimum total risk-based capital required	$547,028	$539,268	1.4%
Minimum capital conservation buffer required (2.5%)	$170,946	168,521	1.4%
Excess over regulatory requirement	$378,792	$230,174	64.6%
Risk-weighted assets	$6,837,846	$6,740,846	1.4%
Leverage capital ratio	10.30%	9.24%	11.5%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$1,010,945	$852,312	18.6%
Minimum tier 1 capital required	$392,424	$369,151	6.3%
Excess over regulatory requirement	$618,521	$483,161	28.0%
Tangible common equity to total assets	8.88%	8.83%	0.6%
Tangible common equity to risk-weighted assets	12.75%	12.17%	4.8%
Total equity to total assets	11.05%	11.24%	-1.7%
Total equity to risk-weighted assets	15.88%	15.51%	2.4%
Stock data:
Outstanding common shares	51,387,071	51,398,956	0.0%
Book value per common share	$19.54	$18.75	4.2%
Tangible book value per common share	$16.97	$15.96	6.3%
Market price at end of year	$18.54	$23.61	-21.5%
Market capitalization at end of year	$952,716	$1,213,529	-21.5%

	Year Ended December 31,		Variance
	2020	2019	%
	(Dollars in thousands)
Common dividend data:
Cash dividends declared	$14,381	$14,367	0.10%
Cash dividends declared per share	$0.28	$0.28	-
Payout ratio	21.20%	30.43%	-30.33%
Dividend yield	1.51%	1.19%	26.89%

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In thousands, except share or per share information)
Total stockholders' equity	$1,085,975	$1,045,478
Preferred stock	(92,000)	(92,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(34,983)	(43,185)
Customer relationship intangible	(10,629)	(13,213)
Other intangibles	(284)	(567)
Total tangible common equity (non-GAAP)	$872,140	$820,574
Total assets	9,826,011	9,297,661
Goodwill	(86,069)	(86,069)
Core deposit intangible	(34,983)	(43,185)
Customer relationship intangible	(10,629)	(13,213)
Other intangibles	(284)	(567)
Total tangible assets	$9,694,046	$9,154,627
Tangible common equity to tangible assets	9.00%	8.96%
Common shares outstanding at end of period	51,387,071	51,398,956
Tangible book value per common share	$16.97	$15.96

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

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	December 31,		Variance
	2020	2019	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$894,075	$735,441	21.6%
Additional tier 1 capital	116,870	116,870	0.0%
Tier 1 capital	1,010,945	852,311	18.6%
Additional Tier 2 capital	85,821	85,653	0.2%
Total risk-based capital	$1,096,766	$937,964	16.9%
Risk-weighted assets:
Balance sheet items	$6,338,524	$6,321,472	0.3%
Off-balance sheet items	499,322	419,374	19.1%
Total risk-weighted assets	$6,837,846	$6,740,846	1.4%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	13.08%	10.91%	19.9%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.78%	12.64%	16.9%
Total capital (minimum required, including capital conservation buffer - 10.5%)	16.04%	13.91%	15.3%
Leverage ratio (minimum required - 4%)	10.30%	9.24%	11.5%
Equity to assets	11.05%	11.24%	-1.7%
Tangible common equity to assets	8.88%	8.83%	0.6%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2020 and 2019:

	December 31,		Variance
	2020	2019	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.06%	12.09%	16.3%
Actual common equity tier 1 capital	$956,845	$813,444	17.6%
Minimum capital requirement (4.5%)	$306,206	$302,782	1.1%
Minimum capital conservation buffer requirement (2.5%)	$170,114	$168,212	1.1%
Minimum to be well capitalized (6.5%)	$442,297	$437,351	1.1%
Tier 1 Capital to Risk-Weighted Assets	14.06%	12.09%	16.3%
Actual tier 1 risk-based capital	$956,845	$813,444	17.6%
Minimum capital requirement (6%)	$408,274	$403,709	1.1%
Minimum capital conservation buffer requirement (2.5%)	$170,114	$168,212	1.1%
Minimum to be well capitalized (8%)	$544,366	$538,279	1.1%
Total Capital to Risk-Weighted Assets	15.32%	13.36%	14.7%
Actual total risk-based capital	$1,042,255	$898,812	16.0%
Minimum capital requirement (8%)	$544,366	$538,279	1.1%
Minimum capital conservation buffer requirement (2.5%)	$170,114	$168,212	1.1%
Minimum to be well capitalized (10%)	$680,457	$672,848	1.1%
Total Tier 1 Capital to Average Total Assets	9.81%	8.85%	10.8%
Actual tier 1 capital	$956,845	$813,444	17.6%
Minimum capital requirement (4%)	$390,304	$367,537	6.2%
Minimum to be well capitalized (5%)	$487,879	$459,421	6.2%

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At December 31, 2020 and 2019, Oriental’s market capitalization for its outstanding common stock was $952.7 million ($18.54 per share) and $1.214 billion ($23.61 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2020
December 31, 2020	$18.54	$12.59	$0.07
September 30, 2020	$14.35	$12.12	$0.07
June 30, 2020	$15.10	$9.38	$0.07
March 31, 2020	$23.50	$9.32	$0.07
2019
December 31, 2019	$23.61	$20.00	$0.07
September 30, 2019	$24.20	$19.84	$0.07
June 30, 2019	$23.77	$18.78	$0.07
March 31, 2019	$21.24	$16.37	$0.07
2018
December 31, 2018	$18.56	$14.93	$0.07
September 30, 2018	$17.60	$14.45	$0.06
June 30, 2018	$14.75	$10.60	$0.06
March 31, 2018	$12.05	$8.60	$0.06

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $5.5 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. In 2020, Oriental repurchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. There were no stock repurchases by Oriental in 2019.

At December 31, 2020, the number of shares that may yet be purchased under such program is estimated at 297,219 and was calculated by dividing the remaining balance of $5.5 million by $18.54 (closing price of Oriental's common stock at December 31, 2020). Oriental did not repurchase any shares of its common stock in 2020 or 2019, other than through its publicly announced stock repurchase program.

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

These simulations are complex and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at December 31, 2020 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$35,730	9.29%	$35,529	8.73%
+ 100 Basis points	$18,630	4.84%	$18,463	4.54%
- 50 Basis points	$(6,260)	-1.63%	$(6,373)	-1.57%

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of December 31, 2020.

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

Derivative instruments that are used as part of Oriental’s interest risk management strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give Oriental the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, Oriental enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value.

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

Interest rate swaps and wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of December 31, 2020, Oriental had $30.3 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $65.6 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis. A derivative liability of $1.7 million was recognized at December 31, 2020 related to the valuation of these swaps.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for Oriental is its lending activities. In Puerto Rico, Oriental’s principal market, economic conditions are very challenging, as they have been for over a decade, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s fiscal and liquidity crisis, and the payment defaults on various Puerto Rico government bonds, with severe austerity measures expected for the Puerto Rico government to be able to restructure its debts under the supervision of the federally-created Fiscal Oversight and Management Board for Puerto Rico. In addition, as was demonstrated by the January 2020 earthquakes and hurricanes Irma and Maria in September 2017, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. Moreover, the Puerto Rico government's fiscal challenges and Puerto Rico's unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing Oriental's loans may suffer significant damages.

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

In 2020, the Covid-19 pandemic has negatively impacted economic activity in Puerto Rico, the U.S. and around the world. Nevertheless, we did not see meaningful impacts to loan portfolio delinquencies, nonperforming loans or charge-offs in 2020 as a result of the pandemic. To provide relief to individuals and businesses in the U.S., in March and April 2020, the President signed into law four economic stimulus packages, including the CARES Act. On December 27, 2020, the President signed into law the Coronavirus Response and Relief Supplemental Appropriations Act, a $900 billion coronavirus relief bill as part of a larger $1.4 trillion omnibus spending and appropriations bill. The federal banking regulatory agencies also issued interagency guidance to financial institutions that are working with borrowers affected by Covid-19.

To support our customers, we have implemented various loan modification programs and other forms of support, including offering loan payment deferrals, waiver of certain fees and pausing foreclosure sales, evictions and repossessions. For a description of the loan modification programs that we have implemented, see Recent Developments – Covid-19 Pandemic 2020 of the MD&A in this annual report. For information on the accounting for loan modifications related to the Covid-19 pandemic, see Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of December 31, 2020, Oriental had $25.0 million in brokered deposits.

Brokered deposits are typically offered through an intermediary to small retail investors. Oriental’s ability to continue to attract brokered deposits is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, Oriental’s credit rating, and the relative interest rates that it is prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates offered on deposits. As a result of the increase in core deposits from the Scotiabank PR & USVI Acquisition and organic growth, Oriental has been limiting the offering of brokered deposits.

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. Oriental evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Oriental upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.134 billion at December 31, 2020 as compared to $853.1 million in December 31, 2019, while letters of credit provided to customers decreased to $19.7 million as compared to $49.4 million at December 31, 2019. Loans sold with recourse at December 31, 2020 and 2019 amounted to $135.3 million and $147.4 million, respectively.

Our liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the Covid-19 pandemic. Requests for loan payment deferrals rose in the second quarter of 2020. Nevertheless, most payment deferrals ended in the third quarter of 2020, with only 1.4% of total loans remaining at December 31, 2020 compared to 30% at June 30, 2020. Even though Oriental’s liquidity has been impacted by loan principal and interest payment deferrals that have been granted for certain customers due to Covid-19, liquidity has been growing from the federal stimulus programs Puerto Rico is receiving following 2017’s Hurricane Maria, the early 2020 earthquakes, and now the Covid-19 pandemic. In the case of loans serviced by Oriental for FNMA, Oriental is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by Oriental and are expected to be collected from the borrower and/or government agency (FNMA). Additionally, liquidity could be adversely impacted if customers withdraw significant deposit balances due to Covid-19 concerns.

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

As of December 31, 2020, Oriental had approximately $2.2 billion in unrestricted cash and cash equivalents, $297.0 million in investment securities that are not pledged as collateral, and $814.0 million in borrowing capacity at the FHLB-NY.

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

The Business Continuity Plan has allowed us to effectively manage the operational disruption that began in the first quarter of 2020 from the Covid-19 pandemic. For more information on the effects of the pandemic, see Recent Developments – Covid-19 Pandemic 2020 of the MD&A in this annual report.

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

Concentration Risk

Most of Oriental’s business activities and a significant portion of its credit exposure are concentrated in Puerto Rico. As a consequence, Oriental’s profitability and financial condition may be adversely affected by an extended economic slowdown, adverse political, fiscal or economic developments in Puerto Rico, or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of its loans and loan servicing portfolio.

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

As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of Oriental’s internal control over financial reporting as of December 31, 2020. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

Based on its assessment, management has concluded that Oriental maintained effective internal control over financial reporting as of December 31, 2020 based on the COSO Criteria.

The effectiveness of Oriental’s internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, Oriental’s independent registered public accounting firm, as stated in their report dated February 26, 2021.

By:	/s/ José Rafael Fernández	By:	/s/ Maritza Arizmendi
José Rafael Fernández		Maritza Arizmendi
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
Date: February 26, 2021		Date: February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OFG Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the consolidated financial statements and the related notes (collectively, the consolidated financial statements) of OFG Bancorp and subsidiaries (the Company) as listed in the accompanying index. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses related to loans collectively evaluated for impairment

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326), as of January 1, 2020. The total allowance for credit losses as of January 1, 2020 was $206 million, which includes loans evaluated on a collective basis (the January 1, 2020 collective ACL). As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for credit losses for loans was $205 million as of December 31, 2020, which includes loans evaluated on a collective basis (the December 31, 2020 collective ACL). The January 1, 2020 collective ACL and the December 31, 2020 collective ACL includes the measure of expected credit losses on a collective basis for groups of loans that share similar risk characteristics. The Company follows a discounted cash flow (DCF) method to measure credit losses on most of the Non-Purchased Credit Deteriorated (Non- PCD) portfolios and undiscounted cash flow (UDCF) method for Purchased Credit Deteriorated (PCD) portfolios. The Company estimated the collective ACL using probability of default (PD), loss given default (LGD), and exposure at default (EAD). The PD and LGD incorporate consideration of economic forecast scenarios and macroeconomic assumptions based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis to the historical information for the remainder of the contractual term adjusted for prepayments. The Company estimates the EAD using prepayment models than projects prepayments over the life of the loans. Qualitative adjustments are made to the collective ACL to consider factors for asset-specific risk characteristics to the extent they do not exist in the historical information that have not been accounted and could impact the amount of future losses.

We identified the assessment of the January 1, 2020 collective ACL and the December 31, 2020 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the PD, LGD, and prepayments and their significant assumptions, including portfolio segmentation, the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, and the historical observation period, and (2) the qualitative adjustment to historical loss information for asset-specific risks not included in the quantitative methodology for the loan portfolio measured on a collective basis. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayments models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:

• development of the collective ACL methodology, including of the DCF and UDCF methods

• development of PD, LGD, and prepayment models

• performance monitoring of the PD, LGD, and prepayment models for December 31, 2020 collective ACL

• identification and determination of the significant assumptions used in the PD, LGD, and prepayment models

• development of the qualitative factors

• analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop January 1, 2020 collective ACL and the December 31, 2020 collective ACL estimates by testing the selection of the method, certain sources of relevant data, and assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

• evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

• evaluating judgments made by the Company relative to the development and performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

• assessing the conceptual soundness and performance testing of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use

• assessing the economic forecast scenarios and underlying macroeconomic assumptions by comparing to publicly available forecast

• evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing them to specific portfolio risk characteristics and trends

• determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices

• evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the January 1, 2020 collective ACL and the December 31, 2020 collective ACL estimates by evaluating the:

• cumulative result of the audit procedures

• qualitative aspects of the Company’s accounting practices

• potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005

San Juan, Puerto Rico
February 26, 2021

Stamp No. E434152 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OFG Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited OFG Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2021

Stamp No. E434190 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report

OFG BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2020 AND 2019

	December 31,
	2020	2019
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,142,294	$844,532
Money market investments	11,908	6,775
Total cash and cash equivalents	2,154,202	851,307
Restricted cash	1,375	1,450
Investments:
Trading securities, at fair value, with amortized cost of $432 (December 31, 2019 - $182)	22	37
Investment securities available-for-sale, at fair value, with amortized cost of $432,176
(December 31, 2019, amortized cost $1,074,475); no allowance for credit losses	446,438	1,074,169
Federal Home Loan Bank (FHLB) stock, at cost	8,278	13,048
Other investments	3,962	560
Total investments	458,700	1,087,814
Loans:
Loans held-for-sale, at lower of cost or fair value	43,935	19,591
Loans held for investment, net of allowance for credit losses of $204,809 (December 31, 2019 - $116,539)	6,457,324	6,622,256
Total loans	6,501,259	6,641,847
Other assets:
Foreclosed real estate	11,596	29,909
Accrued interest receivable	65,547	37,120
Deferred tax asset, net	162,478	176,740
Premises and equipment, net	83,786	81,105
Customers' liability on acceptances	33,349	21,599
Servicing assets	47,295	50,779
Goodwill	86,069	86,069
Other intangible assets	45,896	56,965
Operating lease right-of-use assets	31,383	39,112
Other assets	143,076	135,845
Total assets	$9,826,011	$9,297,661

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2020 AND 2019 (CONTINUED)

	December 31,
	2020	2019
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,613,309	$3,579,115
Savings accounts	1,944,415	1,836,480
Time deposits	1,857,916	2,283,015
Total deposits	8,415,640	7,698,610
Borrowings:
Securities sold under agreements to repurchase	-	190,274
Advances from FHLB	65,561	78,009
Subordinated capital notes	36,083	36,083
Other borrowings	707	1,195
Total borrowings	102,351	305,561
Other liabilities:
Derivative liabilities	1,712	913
Acceptances executed and outstanding	33,349	21,599
Operating lease liabilities	32,566	39,840
Accrued expenses and other liabilities	154,418	185,660
Total liabilities	8,740,036	8,252,183
Commitments and contingencies (See Note 26)	nil	nil
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2019 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 51,387,071 shares outstanding (December 31, 2019 - 59,885,234;
51,398,956 )	59,885	59,885
Additional paid-in capital	622,652	621,515
Legal surplus	103,269	95,779
Retained earnings	300,096	279,646
Treasury stock, at cost, 8,498,163 shares (December 31, 2019 - 8,486,278 shares)	(102,949)	(102,339)
Accumulated other comprehensive income (loss), net of tax of $-1,529 (December 31, 2019 - $206)	11,022	(1,008)
Total stockholders’ equity	1,085,975	1,045,478
Total liabilities and stockholders’ equity	$9,826,011	$9,297,661

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	Year Ended December 31,
	2020	2019	2018

Interest income:
Loans	$457,435	$339,875	$321,381
Mortgage-backed securities	7,558	19,854	31,190
Investment securities and other	8,354	14,066	7,848
Total interest income	473,347	373,795	360,419
Interest expense:
Deposits	60,198	39,355	32,953
Securities sold under agreements to repurchase	1,335	7,423	7,794
Advances from FHLB and other borrowings	1,988	2,212	1,875
Subordinated capital notes	1,394	2,012	1,903
Total interest expense	64,915	51,002	44,525
Net interest income	408,432	322,793	315,894
Provision for credit losses	92,672	96,792	56,108
Net interest income after provision for credit losses	315,760	226,001	259,786
Non-interest income:
Banking service revenue	62,579	42,866	43,638
Wealth management revenue	31,789	26,224	25,934
Mortgage banking activities	16,504	4,275	4,767
Total banking and financial service revenues	110,872	73,365	74,339

Net gain on:
Sale of securities	4,728	8,274	-
Early extinguishment of debt	(63)	(7)	-
Bargain purchase from Scotiabank PR & USVI acquisition	7,336	315	-
Other non-interest income	1,479	546	5,756
Total non-interest income, net	124,352	82,493	80,095

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (CONTINUED)

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	132,926	82,533	76,524
Occupancy, equipment and infrastructure costs	47,283	30,052	33,084
Electronic banking charges	34,698	21,244	21,234
Information technology expenses	20,823	9,865	8,227
Professional and service fees	17,135	14,629	12,442
Taxes, other than payroll and income taxes	13,831	8,749	9,017
Insurance	11,424	3,309	6,249
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	7,767	11,498	13,552
Loan servicing and clearing expenses	6,752	4,853	4,810
Advertising, business promotion, and strategic initiatives	5,851	5,208	5,084
Communication	4,067	3,315	3,447
Printing, postage, stationary and supplies	3,847	2,468	2,217
Director and investor relations	1,174	1,216	1,089
Merger and restructuring charges	16,083	24,054	-
Pandemic expenses	5,795	-	-
Other	15,830	10,251	10,105
Total non-interest expense	345,286	233,244	207,081
Income before income taxes	94,826	75,250	132,800
Income tax expense	20,499	21,409	48,390
Net income	74,327	53,841	84,410
Less: dividends on preferred stock	(6,512)	(6,512)	(12,024)
Income available to common shareholders	$67,815	$47,329	$72,386
Earnings per common share:
Basic	$1.32	$0.92	$1.59
Diluted	$1.32	$0.92	$1.52
Average common shares outstanding and equivalents	51,555	51,719	51,349
Cash dividends per share of common stock	$0.28	$0.28	$0.25

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	Year Ended December 31,
	2020	2019	2018
	(In thousands)

Net income	$74,327	$53,841	$84,410
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	19,296	20,622	(9,651)
Realized gain on sale of securities available-for-sale	(4,728)	(8,274)	-
Unrealized (loss) gain on cash flow hedges	(804)	(921)	524
Other comprehensive income (loss) before taxes	13,764	11,427	(9,127)
Income tax effect	(1,734)	(1,472)	1,113
Other comprehensive income (loss) after taxes	12,030	9,955	(8,014)
Comprehensive income	$86,357	$63,796	$76,396

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Preferred stock:
Balance at beginning of year	$92,000	$92,000	$176,000
Conversion of convertible preferred stock to common stock	-	-	(84,000)
Balance at end of year	92,000	92,000	92,000
Common stock:
Balance at beginning of year	59,885	59,885	52,626
Conversion of convertible preferred stock to common stock	-	-	7,259
Balance at end of year	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of year	621,515	619,381	541,600
Stock-based compensation expense	2,170	2,134	1,401
Lapsed restricted stock units	(1,033)	-	(361)
Conversion of convertible preferred stock to common stock	-	-	76,741
Balance at end of year	622,652	621,515	619,381
Legal surplus:
Balance at beginning of year	95,779	90,167	81,454
Transfer from retained earnings	7,490	5,612	8,713
Balance at end of year	103,269	95,779	90,167
Retained earnings:
Balance at beginning of year	279,646	253,040	200,878
Topic 326 adoption	(25,494)	-	-
Topic 842 adoption	-	(736)	-
Balance at beginning of year (as adjusted for change in accounting principle)	254,152	252,304	200,878
Net income	74,327	53,841	84,410
Cash dividends declared on common stock[1]	(14,381)	(14,375)	(11,511)
Cash dividends declared on preferred stock	(6,512)	(6,512)	(12,024)
Transfer to legal surplus	(7,490)	(5,612)	(8,713)
Balance at end of year	300,096	279,646	253,040
Treasury stock:
Balance at beginning of year	(102,339)	(103,633)	(104,502)
Stock repurchased	(2,226)	-	-
Lapsed restricted stock units and options	1,616	1,294	869
Balance at end of year	(102,949)	(102,339)	(103,633)
Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	(1,008)	(10,963)	(2,949)
Other comprehensive income (loss), net of tax	12,030	9,955	(8,014)
Balance at end of year	11,022	(1,008)	(10,963)
Total stockholders’ equity	$1,085,975	$1,045,478	$999,877
[1] Dividends declared per common share during the year ended December 31, 2020 - $0.28 (2019 - $0.28; 2018 - $0.25).

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$74,327	$53,841	$84,410
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value (discounts) premiums on loans	(11,061)	4,624	4,605
Amortization of fair value premiums on acquired deposits	(2,607)	-	-
Amortization of investment securities premiums, net of accretion of discounts	4,971	4,956	5,753
Amortization of other intangible assets	11,069	1,170	1,319
Net change in operating leases	455	(75)	-
Depreciation and amortization of premises and equipment	12,687	8,513	8,898
Deferred income tax expense, net	27,846	(4,068)	14,772
Provision for credit losses	92,672	96,792	56,108
Stock-based compensation	2,170	2,134	1,401
Bargain purchase from Scotiabank PR & USVI acquisition	(7,336)	(315)	-
(Gain) loss on:
Sale of securities	(4,728)	(8,274)	-
Sale of loans	(4,451)	(524)	(301)
Early extinguishment of debt	63	7	-
Foreclosed real estate and other repossessed assets	2,250	3,145	4,662
Sale of other assets	(6)	(187)	(107)
Originations and purchases of loans held-for-sale	(236,107)	(82,111)	(95,520)
Proceeds from sale of loans held-for-sale	4,437	48,991	27,757
Net (increase) decrease in:
Trading securities	15	323	(169)
Accrued interest receivable	(23,598)	1,904	15,715
Servicing assets	3,484	401	(895)
Other assets	(7,199)	(1,957)	5,486
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(10,538)	8,088	1,489
Accrued expenses and other liabilities	(17,436)	(27,761)	(2,028)
Net cash (used in) provided by operating activities	(88,621)	109,617	133,355

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (CONTINUED)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(34,831)	(1,734)	(271,639)
FHLB stock	-	(1,167)	(113,731)
Other investments	(3,402)	(467)	-
Maturities and redemptions of:
Investment securities available-for-sale	569,658	165,683	120,709
Investment securities held-to-maturity	-	-	77,583
FHLB stock	4,770	3,332	115,082
Proceeds from sales of:
Investment securities available-for-sale	320,984	680,466	17,837
Foreclosed real estate and other repossessed assets, including write-offs	40,622	51,481	51,057
Fully charged-off loans	-	2,382	-
Premises and equipment	52	2,225	1,668
Origination and purchase of loans, excluding loans held-for-sale	(1,493,854)	(1,217,137)	(1,315,906)
Principal repayment of loans	1,492,748	1,102,805	840,064
Additions to premises and equipment	(15,263)	(12,966)	(11,491)
Outlays for business acquisitions	(402)	(425,242)	-
Cash and cash equivalents received in Scotiabank PR & USVI Acquisition	-	492,512	-
Net cash provided by (used in) investing activities	$881,082	$842,173	$(488,767)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	735,830	(265,162)	100,147
Securities sold under agreements to repurchase	(190,063)	(264,730)	262,223
FHLB advances, federal funds purchased, and other borrowings	(12,872)	386	(20,816)
Exercise of stock options with treasury shares	583	1,294	508
Purchase of treasury stock	(2,226)	-	-
Dividends paid on preferred stock	(6,512)	(6,509)	(12,024)
Dividends paid on common stock	(14,381)	(14,375)	(12,796)
Net cash provided by (used in) financing activities	$510,359	$(549,096)	$317,242
Net change in cash, cash equivalents and restricted cash	1,302,820	402,694	(38,170)
Cash, cash equivalents and restricted cash at beginning of year	852,757	450,063	488,233
Cash, cash equivalents and restricted cash at end of year	$2,155,577	$852,757	$450,063
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$2,142,294	$844,532	$442,103
Money market investments	11,908	6,775	4,930
Restricted cash	1,375	1,450	3,030
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$2,155,577	$852,757	$450,063
The accompanying notes are an integral part of these consolidated financial statements

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$56,442	$41,310	$41,318
Income taxes paid	$6,255	$39,375	$17,778

Operating lease liabilities paid	$12,778	$6,873	$-
Mortgage loans held-for-sale securitized into mortgage-backed securities	$213,755	$62,764	$74,630
Transfer from held-to-maturity securities to available-for-sale securities	$-	$424,740	$-
Transfer from loans to foreclosed real estate and other repossessed assets	$23,332	$43,915	$47,084
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$2,542	$27,775	$5,795
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$-	$49	$1,247
Financed sales of foreclosed real estate	$284	$1,091	$2,333
Interest on loans subject to the temporary payment moratorium	$35,593	$-	$-
Loans booked under the GNMA buy-back option	$56,193	$75,181	$13,325
Cash consideration payable	$-	$5,195	$-
Initial recognition of operating lease right-of-use assets	$-	$21,930	$-
Initial recognition of operating lease liabilities	$-	$23,689	$-
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of OFG Bancorp (Oriental) conform with GAAP and to banking industry practices. The following is a description of Oriental’s most significant accounting policies:

Nature of Operations

Oriental is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. Oriental operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”). Oriental also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”) and two other limited liability company subsidiaries, OFG Ventures LLC (“OFG Ventures”) and OFG USA LLC (“OFG USA”). Through these subsidiaries and their respective divisions, Oriental provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

The main offices of Oriental and most of its subsidiaries are located in San Juan, Puerto Rico with two branches in the U.S. Virgin Islands (the “USVI”). OPC is located in Boca Raton, Florida, and OFG USA is based in Cornelius, North Carolina. Oriental is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.

The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers banking services such as commercial and consumer lending, leasing, auto loans, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank has an operating subsidiary, OFG USA, a wholly-owned subsidiary of the Bank, is a commercial lender organized in Delaware. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas and Oriental International, two divisions of the Bank, are international banking entities licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB, Oriental Overseas, and Oriental International offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to persons located in Puerto Rico with assets/liabilities located outside of Puerto Rico. The Bank’s USVI operations are also subject to the supervision, examination and regulation of the USVI Banking Board.

Oriental Financial Services is registered as a securities broker-dealer and as an investment adviser, and is subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (“FINRA”), the SEC, and the OCFI. Oriental Financial Services is also a member of the Securities Investor Protection Corporation. Oriental Insurance is an insurance agency and is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

Oriental’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”) guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA and FHLMC mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio and has a subservicing arrangement with a third party for a portion of its acquired loan portfolio. Oriental services most of its mortgage loan portfolio.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On December 31, 2019, Oriental purchased from The Bank of Nova Scotia (“BNS”) all outstanding common stock of Scotiabank de Puerto Rico (“SBPR”). Immediately following the closing of the SBPR acquisition, Oriental merged SBPR with and into the Bank, with the Bank continuing as the surviving entity. As part of this transaction, the Bank also acquired the USVI banking operations of BNS through an acquisition of certain assets and an assumption of certain liabilities. In addition, Oriental acquired certain loans and assumed certain liabilities, from BNS’s Puerto Rico branch. This transaction is referred to as the “Scotiabank PR & USVI Acquisition”.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OFG Bancorp and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Statutory Trust II is exempt from the consolidation requirements of GAAP.

Business Combinations

Oriental accounted for the Scotiabank PR & USVI Acquisition, BBVAPR Acquisition and the FDIC-assisted acquisition of Eurobank under the accounting guidance of ASC Topic No. 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets and liabilities acquired were initially recorded at fair value. No allowance for credit losses related to the acquired loans was recorded on the acquisition date. Loans acquired were recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. These fair value estimates associated with the loans included estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. The valuation of these loans required management to make subjective judgments concerning estimates about how the acquired loans would perform in the future using valuation methods, including discounted cash flow analyses and other factors as market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the timing of foreclosure and liquidation of collateral, expected prepayment rates, and specific industry and market conditions.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses, the valuation of securities, revisions to expected cash flows in acquired loans, the determination of income taxes, impairment of securities, and goodwill valuation and impairment assessment.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Oriental had no securities classified as held to maturity on December 31, 2020 or 2019.

Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses (those for which no allowance for credit losses are recorded) reported as a component of other comprehensive income, net of tax. On January 1, 2020, Oriental adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, referred to as the current expected credit loss (CECL) methodology. The CECL standard requires credit losses related to AFS debt securities to be recorded through an allowance for credit losses. Our adoption of this standard on January 1, 2020 did not have an impact on our portfolio of available for sale debt securities.

Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase.

Securities with limited marketability, such as stock of a Federal Reserve Bank or Federal Home Loan Bank, are carried at cost.

Premiums and discounts are amortized to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities and unrealized gains and losses valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statements of operations. Purchases and sales of securities are recorded at trade date. The cost of securities sold is determined by the specific identification method.

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

There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the years ended December 31, 2020, 2019, and 2018. Oriental’s policy is to recognize transfers at the date of the event or change in circumstances that caused the transfer.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Investment Securities and Allowance for Credit Losses on Available-for-Sale Securities

On January 1, 2020, Oriental adopted CECL, which replaced the legacy US GAAP other-than-temporary impairment (OTTI) model with a credit loss model. Even though there is a new scope, the new concept retains the OTTI model’s fundamental nature – that entities recognize credit losses only once securities become impaired.

Under CECL write-off are recorded when amounts are deemed uncollectible and/ or the entity intends to sell (or more likely than not will be required to sell) the debt security before recovery of the amortized cost basis. Oriental performed an assessment of the qualitative factors to determine that it expects to receive all the contractual cash flows from an impaired debt security. For example, it may be evident that a decrease in fair value below amortized cost is caused by factors such as an increase in market interest rates or liquidity factors and not associated with any credit concerns of the issuer of the debt security.

Although the FASB decided not to identify specific financial assets that are eligible for the zero-loss expectation exception an entity needs to establish that it expects non-payment of an asset’s amortized cost to be zero even if the borrower default. There are at least two types of financial assets for which an entity might determine that the zero-loss expectation exception applies:

• Securities issued or guaranteed by a government entity.

• Financial assets secured by collateral provided by the borrower.

In assessing whether Oriental has the intent to sell debt securities in a loss position, or whether it will more likely than not be required to sell a debt security before its anticipated recovery in market value, Oriental evaluates its investment securities for impairment at least quarterly or with more frequency if other factors indicative of potential impairment exist. As of December 31, 2020, all the securities that made up the investment portfolio are classified as AFS and as securities issued or guaranteed by a government entity.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold or credit recourse is assumed as part of acquired servicing rights, and are updated by accruing or reversing expense (included as mortgage banking activities in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. The methodology leverages the expected loss framework for mortgage loans to estimate expected future losses. The reserve for the estimated losses under the credit recourse arrangements is presented separately within other liabilities in the consolidated statements of financial condition.

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

Loans and Allowance for Credit Losses

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

Oriental discontinues accrual of interest after payments become more than 90 days past due or earlier if Oriental does not expect the full collection of principal or interest, except for residential mortgage loans insured or guaranteed under applicable FHA and VA programs that are not placed in non-accrual status until they become 12 months or more past due, as they are insured loans. At that time, any accrued income is reversed. The delinquency status is based upon the contractual terms of the loans. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Collections are accounted for on the cash method thereafter, until qualifying to return to accrual status. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist. The determination as to the ultimate collectability of the loan’s balance may involve management’s judgment in the evaluation of the borrower’s financial condition and prospects for repayment. Interest income is based on effective yield on the Non-PCD loans.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Allowance for Credit Losses (“ACL”) – Loans: On January 1, 2020, Oriental adopted CECL, which utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected credit losses. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Re-evaluation of the ACL estimate in future periods in light of changes in composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Oriental continues to monitor and modify the level of the ACL to ensure it is adequate.

Our methodology for estimating expected credit losses for our loan portfolios include the following key components:

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

• ACL reserves are estimated over the contractual term of the financial asset adjusted for expected prepayments. As part of the calculation of the contractual term, expected extension are generally not considered unless the option to extend the loan cannot be canceled unilaterally by Oriental, and loan modifications are also not considered, unless Oriental has a reasonable expectation that it will execute a troubled debt restructuring (“TDR”). In the case of unconditionally cancelable accounts, such as credit cards, reserves are based on the expected life of the balance as of the evaluation date (assuming no further charges) and do not include any undrawn commitments that are unconditionally cancelable.

• The quantitative model utilizes a discounted cash flow (“DCF”) or undiscounted cash flow (“UDCF”) approach to estimate expected credit losses using probability of default (“PD”), loss given default (“LGD”), and exposure at default ("EAD”). DCF method is used for most of the Non-PCD portfolio using the amortized cost, and UDCF method for the PCD portfolio using the unpaid principal balance. For the EAD, the Company uses a prepayment model which projects prepayments over the life of the loans.

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

• Inclusion of qualitative adjustment to consider factors for asset-specific risk characteristics to the extent they do not exist in the historical information that have not been accounted and could impact the amount of future losses. For example, factors that Oriental considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

• The estimate of credit losses includes expected recoveries of amounts previously charged off as well as consideration of expected amounts to be written off. If a loan has been charged off, the expected cash flows on the loan are not limited by the current amortized cost balance. Instead, expected cash flows can be assumed up to the unpaid principal balance immediately prior to the charge-off.

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

The ACL for troubled debt restructurings (“TDRs”) is measured based on the present value of projected future lifetime principal and interest cash flows discounted at the loan’s effective interest rate, or in cases where foreclosure is probable or the loan is collateral dependent, at the loan’s collateral value or its observable market price, if available. For purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually, and smaller impaired loans are evaluated in pools.

Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses, except for accrued interest receivable on loans that participated in the Covid-19 deferral programs. Oriental has elected to estimate expected credit losses on accrued interest receivable for loans that participated in the Covid-19 deferral programs separately from other components of the amortized costs basis. Accrued interest receivable totaled $64.5 million and $32.7 million on December 31, 2020 and 2019, respectively, reported in accrued interest receivable on the consolidated statement of financial condition. Accrued interest receivable on loans that participated in the Covid-19 deferral programs amounted to $35.4 million at December 31, 2020, of which $30.5 million corresponds to loans in current status. Allowance for credit losses for accrued interest receivable on loans that participated in the Covid-19 deferral programs amounted to $711 thousand at December 31, 2020.

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

Commercial Loans – The segmentation of commercial loans was established by business line, collateral type, and size, delinquency or risk rating/classification to assess the loans based on common risk characteristics. The segmentation aligns with Oriental’s current credit policies, and procedures for these portfolios. The estimate of expected credit losses on commercial loans is forecasted using models that estimate credit losses over the loan’s contractual life at an individual loan level. The models use the contractual terms to forecast future principal cash flows while also considering expected prepayments, considering that all our lines of credit are unconditionally cancellable. The loss forecasting model determines the probabilities of transition to different credit risk ratings or default at each point over the life of the asset based on the borrower’s current credit risk rating and business segment. Assumptions of expected loss are conditioned to the economic outlook and the model considers key economic variables such as unemployment rate, gross national product (“GNP”) (P.R. projections), gross domestic product (U.S. projections) and retail sales (U.S. projections).

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.

Oriental’s lending activities in the continental United States – referred to as the U.S. Loan Program – are conducted through OIB and OFG USA. These activities include the purchase of middle market senior secured cash flow loan participations and the purchase of participations of loans to small and medium sized businesses.

Mortgage Loans – This segment includes traditional mortgages, non-traditional mortgages, mortgages in the loss mitigation program, residential performing TDRs and residential non-performing TDRs. To estimate the expected credit losses for mortgage loans, Oriental estimates the number of loans that will default over the life of the existing portfolio, after factoring in estimated prepayments, using quantitative modeling methodologies. The most significant attribute in estimating Oriental’s lifetime expected credit losses is the vintage. The estimates are based on Oriental’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on the housing price index and unemployment are key factors that impact the frequency and severity of loss estimates. Oriental expects to collect the amortized cost basis of government insured residential loans due to the nature of the government guarantee, so the ACL is zero for these loans.

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

Consumer Loans – This portfolio consists of smaller retail loans such as unsecured personal loans, unsecured personal lines of credit, retail credit cards and overdrafts. To estimate the expected credit losses for consumer loans, Oriental estimates the number of loans that will default over the life of the existing portfolio, using quantitative modeling methodologies. The estimates are based on the Oriental’s historical experience with the loan portfolios, adjusted to reflect the economic outlook. The outlook on the GNP and unemployment rate are key factors that impact the frequency and severity of loss estimates. Credit cards are revolving lines of credit without a defined maturity date. Oriental elected to apply the remaining life methodology for the credit cards and revolving line segments. The remaining life methodology takes projected losses based on economic forecast and applies it to a pool of loans on a periodic basis, based on the remaining life expectation of that pool. Economic variables for the forecast are GNP and personal bankruptcy. Future draws on the credit card lines are excluded from the estimated expected credit losses as they are unconditionally cancellable.

Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto Loans and Leases - This portfolio consists of auto loans and leases. To estimate the expected credit losses for auto loans and leases, Oriental estimates the number of loans that will default over the life of the existing portfolio, after factoring in estimated prepayments, using quantitative modeling methodologies. The most significant attribute in estimating Oriental’s expected credit losses is the FICO score. The estimates are based on Oriental’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on the GNP and unemployment are key factors that impact the frequency and severity of loss estimates.

Auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.

For the principal enhancements that management made to its methodology, refer to Note 7.

Allowance for Loan and Lease Losses Under the Incurred Losses Model for the Years Ended December 31, 2019 and 2018

Oriental followed a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in loan portfolio. This methodology included the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental’s assessment of the allowance for loan losses was determined in accordance with the guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. Also, Oriental determined the allowance for loan losses on purchased impaired loans and purchased loans accounted for under ASC Subtopic 310-30 by analogy, by evaluating decreases in expected cash flows after the acquisition date.

The quantitative component used a loss factor for the general reserve of these loans established by considering Oriental’s historical loss experience adjusted for an estimated loss emergence period and the consideration of qualitative factors. Qualitative factors considered were: change in non-performing loans; migration in classification; trends in charge offs; trends in volume of loans; changes in collateral values; changes in risk selections and underwriting standards, and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff, including Oriental’s loan review system; national and local economic trends and industry conditions; and effect of external factors such as competition and regulatory requirements on the level of estimated credit losses. The sum of the adjusted loss experience factors and the qualitative factors were the general valuation reserve (“GVA”) factor used for the determination of the allowance for loan and lease losses in each category.

Loans and Leases Held for Investment, Excluding Loans Accounted for under ASC 310-30

Oriental determined the allowance for loan and lease losses by portfolio segment, which consisted of mortgage loans, commercial loans, consumer loans, and auto and leasing, as follows:

Mortgage loans: These loans were divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and mortgage secured personal loans. Traditional mortgage loans included loans secured by a dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages included loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs were loans that were being serviced under such programs. Mortgage loans were mainly equity lines of credit. The allowance factor on mortgage loans was impacted by the adjusted historical loss factors on the sub-segments and the qualitative factors described above and by delinquency buckets. The traditional mortgage loan portfolio was further segregated by vintages and then by delinquency buckets. The calculation of the loss factor used probability of default (“PD”) and loss given default (“LGD”) methodology. The PD resulted from a delinquency migration analysis and the LGD was based on the Bank’s historical loss experience.

Commercial loans: The commercial portfolio was segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial assets), and loan grades. Quantitative components used a loss factor for the GVA of these loans established by considering Oriental's historical loss experience of each segment adjusted for the loss realization period and the consideration of qualitative factors. The sum of the adjusted loss experience and the qualitative factors was the GVA factor used for the determination of the allowance for loan and lease losses on each segment.

Consumer loans: The consumer portfolio consisted of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, which consisted of the adjusted historical loss factor and the qualitative factors, was calculated for each sub-class of loans by delinquency bucket.

Auto and Leasing: The auto and leasing portfolio consisted of financing for the purchase of new or used motor vehicles for private or public use. The allowance factor was impacted by the adjusted historical loss factor and the qualitative factors. For the determination of the allowance factor, the portfolio was segmented by FICO score, which was updated on a quarterly basis and then by delinquency bucket.

Oriental established its allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of the loan portfolio. This evaluation, which included a review of loans on which full collectability may not have been reasonably assured, considered, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warranted recognition in determining our allowance for loan losses. Oriental continuously monitored and modified, if applicable, the level of the allowance for loan losses to ensure it was adequate to cover losses inherent in our loan portfolio.

Our allowance for loan losses consisted of the following elements: (i) specific valuation allowances based on probable losses on specifically identified impaired loans; and (ii) valuation allowances based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends, adjusted, as appropriate, for qualitative risk factors specific to respective loan types.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When current information and events indicated that it was probable that we would be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $500 thousand, such loan was classified as impaired. Additionally, all loans modified in a TDR were considered impaired. The need for specific valuation allowances were determined for impaired loans and recorded as necessary. For impaired loans, we considered the fair value of the underlying collateral, less estimated costs to sell, if the loan was collateral dependent, or we used the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses were charged off immediately.

Loan loss ratios and loan grades, for commercial loans, were updated at least quarterly and were applied in the context of GAAP. Management used current available information in estimating possible loan and lease losses, factors beyond Oriental’s control, such as those affecting general economic conditions, may have required future changes to the allowance.

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

For our acquired loans accounted for under ASC 310-30, our allowance for loan losses was estimated based upon our expected cash flows for these loans. To the extent that we experienced a deterioration in borrower credit quality resulting in a decrease in the net present value of our expected cash flows (which were used as a proxy to identify probable incurred losses) subsequent to the acquisition of the loans, an allowance for loan losses was established based on our estimate of future credit losses over the remaining life of the loans.

Acquired loans accounted for under ASC Subtopic 310-30 were not considered non-performing and continued to have an accretable yield as long as there was a reasonable expectation about the timing and amount of cash flows expected to be collected. Also, loans charged-off against the non-accretable difference established in purchase accounting were not reported as charge-offs. Charge-offs on loans accounted under ASC Subtopic 310-30 were recorded only to the extent that losses exceeded the non-accretable difference established with purchase accounting.

Troubled Debt Restructuring

A TDR is the restructuring of a receivable in which Oriental, as creditor, grants a concession for legal or economic reasons due to the debtor’s financial difficulties. A concession is granted when, as a result of the restructuring, Oriental does not expect to collect all amounts due, according to original contractual terms of the loan agreement. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses.

To assess whether the debtor is having financial difficulties, Oriental evaluates whether it is probable that the debtor will default on any of its debt in the foreseeable future.

Receivables that are restructured in a TDR are presumed to be impaired and are subject to a specific impairment-measurement method. If the repayment of the loan is expected to be provided solely by the underlying collateral and there are no other available sources of repayment, Oriental considers the current value of that collateral in determining whether the principal will be paid. For non-collateral dependent loans, the specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate. An accruing loan that is modified in a TDR can remain in accrual status if, based on a current, well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before the modification.

Oriental has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of Covid-19. The majority of Oriental’s Covid-19 related loan modifications have not been considered TDRs as

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

they represent short-term delay of payments or other insignificant modifications, whether under Oriental’s regular loan modification assessments or the Interagency Statement guidance; or Oriental has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under Section 4013 of the CARES Act. To the extent that certain modifications do not meet any of the above criteria, Oriental accounts for them as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. These loans are not considered past due until after the deferral period is over and scheduled payments resume. Accrued interest on these Covid-19 modified loans is due when the deferral period ends. The credit quality of these loans is re-evaluated after the deferral period ends. Loans are generally placed on a nonaccrual basis when they become 90 days past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan. Oriental's policy is to write-off all accrued interest on loans when they are placed on nonaccrual status.

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

Goodwill and Other Intangible Assets

Goodwill is recognized when the purchase price is higher than the fair value of net assets acquired in business combinations under the purchase method of accounting. Oriental’s goodwill is tested for impairment at least annually, and on a more frequent basis, if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment and a decision to change the operations or dispose of a reporting unit.

Oriental performs its goodwill impairment test in accordance with ASU 2017-04 by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units.

Other identifiable intangible assets with a finite useful life, mainly core deposits and customer relationships, are amortized using various methods over the periods benefited, which range from 3 to 10 years. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments on intangible assets with a finite useful life are evaluated under the guidance for impairment or disposal of long-lived assets.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever is shorter.

Impairment of Long-Lived Assets

Oriental periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2020 and 2019, there was no indication of impairment as a result of such review.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Off-Balance Sheet Instruments

In the ordinary course of business, Oriental enters into off-balance sheet instruments consisting of commitments to extend credit, further discussed in Note 26 hereto. Such financial instruments are recorded in the financial statements when these are funded or related fees are incurred or received. Oriental periodically evaluates the credit risks inherent in these commitments and establishes reserves for such risks if and when these are deemed necessary.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Oriental estimates the expected credit losses related to unfunded lending commitments such as letters of credit, financial guarantees, unfunded banker’s acceptances and binding loan commitments. Reserves are estimated for the unfunded exposure using the same factors as the funded exposure and are reported as reserves for unfunded lending commitments. Net adjustments to the reserve for unfunded commitments are included in the provision for credit losses in the consolidated statements of operations.

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

On December 30, 2019, Oriental Financial Services was converted into a limited liability company (“LLC”), and on June 30, 2020, made the election to be treated as a partnership for income tax purposes which was effective on January 1, 2019. As such, Oriental Financial Services is currently a pass-through entity not subject to income taxes at the company level, and the parent (Oriental) will be subject to Puerto Rico income taxes on its distributable share of OFS taxable income under the partnership provisions of the PR Code. At the date of the election all tax attributes of Oriental Financial Services were also transferred to the parent. The same tax treatment applies to Oriental Insurance since its conversion to an LLC in December 2015, and tax election to be treated as a partnership effective on January 1, 2016. Pursuant to these elections Oriental is required to pay income taxes on its distributable share of both entities; in the case of losses reported by any of the entities, the same may be offset with the taxable income of the other entity. However, Oriental is not permitted to use its operating losses to offset the taxable income of its partnerships.

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

Oriental is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2016 to 2019, until the applicable statute of limitations expires. In addition, Oriental’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2017 to 2019. Tax audits by their nature are often complex and can require several years to complete.

Revenue Recognition

ASU No. 2014-09 - Revenue from Contracts with Customers (ASC 606) establishes the principles for recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, provide a more robust framework for addressing the revenue issues, improve comparability in revenue recognition and to simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.

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

Lease Accounting

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

Oriental’s leases do not contain residual value guarantees or material variable lease payments. All leases are classified as operating leases.

Subsequent Events

Oriental has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form 10-K for the year ended December 31, 2020, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Updates Not Yet Adopted

Reference Rate Reform. In March 2020, the FASB issued guidance within ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the scheduled discontinuation of LIBOR on December 31, 2021. The amendments in this Update provide optional guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. In January 2021, the FASB issued guidance within ASU 2021-01, Reference Rate Reform (Topic 848) to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Oriental’s LIBOR exposure is mainly concentrated within the commercial loan portfolio. Oriental has identified its LIBOR-based contracts that will be impacted by the cessation of LIBOR and is incorporating fallback language in negotiated contracts and incorporating non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. Furthermore, management has established a LIBOR transition team to lead the Company in the execution of its project plan. As of December 31, 2020, we have not yet elected any optional expedients related to contract modifications or hedging relationships as outlined in this ASU. However, we will continue to evaluate if we will elect these optional expedients in the future.

Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued guidance intended to simplify the accounting for income taxes. The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We will adopt this guidance when it becomes effective, in the first quarter of 2021, and the impact on our financial statements is not expected to be material.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Updates Adopted in 2020

Accounting for Financial Instruments -- Credit Losses

On January 1, 2020, Oriental adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple existing impairment methods. The CECL standard also requires credit losses related to AFS debt securities to be recorded through an allowance for credit losses. Our adoption of this standard on January 1, 2020 did not have an impact on our portfolio of AFS debt securities.

We adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, we recognized an after-tax cumulative effect reduction to retained earnings totaling $25.5 million, as detailed in the table below. Operating results for periods after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described before in this note.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Fair value measurements

In August 2018, the FASB issued updated guidance as part of its disclosure framework project intended to improve the effectiveness of disclosures in the notes to the financial statements. The updated guidance eliminates, adds and modifies certain disclosure requirements related to fair value measurements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Oriental’s consolidated financial statements.

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

NOTE 2 – BUSINESS COMBINATIONS

On December 31, 2019, Oriental purchased from the BNS all outstanding common stock of SBPR for an aggregate purchase price of $550.0 million, subject to settlement amounts as described herein. Immediately following the closing, Oriental merged SBPR with and into the Bank, with the Bank continuing as the surviving entity. As part of this transaction, the Bank also acquired the USVI banking operations of BNS through an acquisition of certain assets (including loans, ATMs and physical branch locations) and an assumption of certain liabilities (including deposits) for their net book value plus a $10.0 million premium on deposits which were settled as part of the final consideration from the acquisition. In addition, Oriental acquired certain loans and assumed certain liabilities, from BNS’s Puerto Rico branch for their net book value which were settled as part of the final consideration from the acquisition.

The assets acquired and liabilities assumed as of December 31, 2019 were presented at their estimated fair value. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During the year ended December 31, 2020, Oriental recorded remeasurement adjustments to the preliminary estimated fair values of certain accrued interest receivables, deferred tax asset, and accounts receivables to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements, as detailed in the table below. The adjustments resulted from the fair value determination of certain accrued interest receivable of loans accounted for under ASC 310-30 and from the receipt of funds from BNS for certain intercompany transactions. As of December 31, 2020, the measurement period has finalized.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the consolidated statement of operations and include incremental costs to integrate the operations of Oriental and its most recent acquisition. These charges represent costs associated with these activities and do not represent ongoing costs of the fully integrated combined organization. These costs were recorded in merger and restructuring charges within the consolidated statement of operations.

The following table presents severance and employee charges, systems integrations charges, branch consolidation, and other merger and restructuring charges related to the Scotiabank PR & USVI Acquisition, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(In thousands)
Severance and employee-related charges	$220	$13,323
Professional services and system integrations	9,973	9,718
Branch consolidation	3,707	-
Other	2,183	1,013
Total merger and restructuring charges	$16,083	$24,054

Restructuring Reserve

Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the merger and restructuring charges table.

The following table presents the changes in restructuring reserves for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(In thousands)
Balance at the beginning of the year	$17,491	$-
Merger and restructuring charges	16,083	24,054
Cash payments	(18,445)	(6,563)
Balance at the end of the year	$15,129	$17,491

Payments under merger and restructuring reserves associated with the Scotiabank PR & USVI Acquisition may continue into 2021 but should not be material and will be accounted under applicable accounting guidance to the cost being incurred.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 – RESTRICTED CASH

The following table includes the composition of Oriental’s restricted cash:

	December 31,
	2020	2019
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Regulatory requirements	$325	$400
Obligations under agreement of loans sold with recourse	1,050	1,050
	$1,375	$1,450

At December 31, 2020 and 2019, the Bank’s international banking entities held short-term highly liquid securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. In addition, as part of the Scotiabank PR & USVI acquisition on December 31, 2019, a certificate of deposit of $300 thousand was held for the acquired international banking entity that was retained as part of the integration. As of December 31, 2020, the entity held $325 thousand in cash. These instruments cannot be withdrawn or transferred without the prior written approval of the OCFI.

As part of regulatory requirements for the administration of individual retirement accounts (“IRAs”), SBPR maintained $100 thousand on a certificate of deposit that was retained as part of the integration on December 31, 2019. This certificate matured and was not renewed.

Oriental has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both, December 31, 2020 and 2019, Oriental delivered as collateral cash amounting to approximately $1.1 million.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2020 was $408.5 million (December 31, 2019 - $289.3 million). At December 31, 2020 and 2019, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2020 and 2019, money market instruments included as part of cash and cash equivalents amounted to $11.9 million and $6.8 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at December 31, 2020 and 2019 were as follows:

	December 31, 2020
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$206,195	$4,786	$32	$210,949	1.78%
GNMA certificates	174,472	8,478	178	182,772	2.21%
CMOs issued by US government-sponsored agencies	38,309	905	-	39,214	1.96%
Total mortgage-backed securities	418,976	14,169	210	432,935	1.97%
Investment securities
US Treasury securities	10,740	243	-	10,983	1.49%
Obligations of US government-sponsored agencies	1,585	21	-	1,606	1.39%
Other debt securities	875	39	-	914	2.31%
Total investment securities	13,200	303	-	13,503	1.53%
Total securities available for sale	$432,176	$14,472	$210	$446,438	1.96%

	December 31, 2019
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$403,227	$846	$1,417	$402,656	2.00%
GNMA certificates	215,755	718	4	216,469	2.33%
CMOs issued by US government-sponsored agencies	55,235	16	490	54,761	1.97%
Total mortgage-backed securities	674,217	1,580	1,911	673,886	2.11%
Investment securities
US Treasury securities	397,183	-	-	397,183	1.60%
Obligations of US government-sponsored agencies	1,967	-	6	1,961	1.38%
Other debt securities	1,108	31	-	1,139	3.00%
Total investment securities	400,258	31	6	400,283	1.60%
Total securities available-for-sale	$1,074,475	$1,611	$1,917	$1,074,169	1.92%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective January 1, 2020, Oriental adopted the new accounting standard for credit losses that requires evaluation of available-for-sale debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Significant Accounting Policies. At December 31, 2020, all securities held by Oriental are issued by U.S. government entities and agencies that have a zero-credit loss assumption.

The amortized cost and fair value of Oriental’s investment securities at December 31, 2020, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due less than one year
FNMA and FHLMC certificates	$348	$364
Total due in less than one year	348	364
Due from 1 to 5 years
GNMA certificates	469	472
Total due from 1 to 5 years	469	472
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$32,220	$33,013
FNMA and FHLMC certificates	96,902	$100,643
GNMA certificates	58,615	$60,081
Total due after 5 to 10 years	187,737	193,737
Due after 10 years
FNMA and FHLMC certificates	$108,945	$109,942
GNMA certificates	115,388	$122,219
CMOs issued by US government-sponsored agencies	6,089	$6,201
Total due after 10 years	230,422	238,362
Total mortgage-backed securities	418,976	432,935
Investment securities
Due less than one year
US Treasury securities	$735	$735
Other debt securities	251	$251
Total due in less than one year	986	986
Due from 1 to 5 years
Obligations of US government-sponsored agencies	$1,585	$1,606
US Treasury securities	10,005	$10,248
Total due from 1 to 5 years	11,590	11,854
Due from 5 to 10 years
Other debt securities	624	663
Total due after 5 to 10 years	624	663
Total investment securities	13,200	13,503
Total	$432,176	$446,438

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2020, Oriental sold $316.3 million available-for-sale mortgage-backed securities and recognized a $4.7 million gain in the sale. During the year ended December 31, 2019, Oriental sold $672.2 million available-for-sale mortgage-backed securities, and recognized an $8.3 million gain in the sale. During the year ended December 31, 2018, Oriental sold $17.8 million available-for-sale GNMA certificates from its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such period.

During the years ended December 31, 2020, 2019, and 2018, Oriental retained securitized GNMA pools totaling $90.1 million, $62.8 million, and $56.8 million amortized cost, respectively, at a yield of 2.48%, 3.23%, and 3.93%, from its own originations.

During the year ended December 31, 2019, Oriental completed the Scotiabank PR & USVI Acquisition recognizing available-for-sale securities amounting to $574.6 million with an average yield of 1.79% and an average duration of 1.6 years. This portfolio was comprised of US treasury notes, agency mortgage-backed-securities and agency CMOs.

	Year Ended December 31, 2020
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$229,571	$227,213	$2,358	$-
GNMA certificates	91,413	89,043	2,370	-
Total	$320,984	$316,256	$4,728	$-

	Year Ended December 31, 2019
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$451,081	$447,305	$3,776	$-
GNMA certificates	229,385	224,887	4,498	-
Total	$680,466	$672,192	$8,274	$-

	Year Ended December 31, 2018
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
GNMA certificates	17,837	17,837	-	-
Total mortgage-backed securities	$17,837	$17,837	$-	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table show Oriental’s gross unrealized losses and fair value of investment securities available-for-sale at December 31, 2020 and 2019, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

December 31, 2020
12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$-	$-	$-
FNMA and FHLMC certificates	-	-	-
Obligations of US Government and sponsored agencies	-	-	-
GNMA certificates	-	-	-
US Treasury Securities	-	-	-
	$-	$-	$-

Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	-	-	-
FNMA and FHLMC certificates	34,628	32	34,596
GNMA certificates	5,104	178	4,926
US Treasury Securities	-	-	-
	$39,732	$210	$39,522

Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$-	$-	$-
FNMA and FHLMC certificates	34,628	32	34,596
Obligations of US government and sponsored agencies	-	-	-
GNMA certificates	5,104	178	4,926
US Treasury Securities	-	-	-
	$39,732	$210	$39,522

	December 31, 2019
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$35,417	$387	$35,030
FNMA and FHLMC certificates	259,099	1,415	257,684
Obligations of US Government and sponsored agencies	1,967	6	1,961
GNMA certificates	19	-	19
	$296,502	$1,808	$294,694

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	11,503	103	11,400
FNMA and FHLMC certificates	4,919	2	4,917
GNMA certificates	3,549	4	3,545
US Treasury Securities	627	-	627
	$20,598	$109	$20,489

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	46,920	490	46,430
FNMA and FHLMC certificates	264,018	1,417	262,601
Obligations of US government and sponsored agencies	1,967	6	1,961
GNMA certificates	3,568	4	3,564
US Treasury Securities	627	-	627
	$317,100	$1,917	$315,183

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - PLEDGED ASSETS

The following table shows a summary of pledged and not pledged assets at December 31, 2020 and 2019. Investment securities available for sale are presented at fair value, and residential mortgage loans, commercial loans and leases are presented at amortized cost:

	December 31,
	2020	2019
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$-	$204,068
Derivatives	2,351	1,775
Bond for the Bank's trust operations	105	323
Puerto Rico public fund deposits	146,381	191,908
Total pledged investment securities	148,837	398,074
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	699,091	803,317
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	460,149	518,473
Federal Reserve Bank Credit Facility	48,089	45,175
Puerto Rico public fund deposits	96,273	129,152
	604,511	692,800
Pledged auto loans and leases to secure:
Federal Reserve Bank Credit Facility	1,049,477	1,182,272
Total pledged assets	$2,501,916	$3,076,463
Financial assets not pledged:
Investment securities	$297,601	$676,095
Residential mortgage loans	1,625,938	1,706,981
Commercial loans	1,799,780	1,529,642
Consumer loans	414,946	504,437
Auto loans and leases	512,325	329,972
Total assets not pledged	$4,650,590	$4,747,127

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 - LOANS

Oriental’s loan portfolio is composed of four segments, commercial, mortgage, consumer, and auto. Loans are further segregated into classes which Oriental uses when assessing and monitoring the risk and performance of the portfolio.

The composition of the amortized cost basis of Oriental’s loan portfolio at December 31, 2020 and 2019 was as follows:

	December 31, 2020			December 31,
	Non-PCD	PCD	Total	2019
	(In thousands)
Commercial loans:
Commercial secured by real estate	$807,284	$243,229	$1,050,513	$1,129,446
Other commercial and industrial	647,444	39,931	687,375	816,310
Commercial Paycheck Protection Program (PPP Loans)	289,218	-	289,218	-
US Loan Program	374,904	-	374,904	272,595
	2,118,850	283,160	2,402,010	2,218,351
Mortgage	823,443	1,459,932	2,283,375	2,493,365
Consumer:
Personal loans	313,257	1,043	314,300	375,505
Credit lines	43,805	351	44,156	53,113
Credit cards	56,185	-	56,185	75,272
Overdraft	305	-	305	216
Auto	1,534,269	27,533	1,561,802	1,522,973
	1,947,821	28,927	1,976,748	2,027,079
	4,890,114	1,772,019	6,662,133	6,738,795
Allowance for credit losses	(161,015)	(43,794)	(204,809)	(116,539)
Total loans held for investment	4,729,099	1,728,225	6,457,324	6,622,256
Mortgage loans held for sale	41,654	-	41,654	19,591
Other loans held for sale	2,281	-	2,281	-
Total loans held for sale	43,935	-	43,935	19,591
Total loans, net	$4,773,034	$1,728,225	$6,501,259	$6,641,847

At December 31, 2020 and 2019, Oriental had carrying balances of $99.1 million and $134.0 million, respectively, in loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, as part of the institutional commercial loan segment. The Bank’s loans to the Puerto Rico government amounting to $98.0 million and $129.9 million at December 31, 2020 and 2019, respectively, are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status, and one loan amounting to $1.1 million and $24.1 million, respectively, to a public corporation acquired in the Scotiabank PR & USVI Acquisition in non-accrual status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below present the aging of the amortized cost of loans held for investment at December 31, 2020 and 2019, by class of loans. Mortgage loans past due include $56.2 million and $75.2 million, respectively, of delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	December 31, 2020
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$2,781	$750	$17,862	$21,393	$785,891	$807,284	$-
Other commercial and industrial	1,674	234	4,695	6,603	930,059	936,662	-
US Loan Program	2,604	-	-	2,604	372,300	374,904	-
	7,059	984	22,557	30,600	2,088,250	2,118,850	-
Mortgage	7,385	14,953	101,528	123,866	699,577	823,443	3,974
Consumer
Personal loans	4,784	2,515	2,062	9,361	303,896	313,257	-
Credit lines	2,136	476	1,269	3,881	39,924	43,805	-
Credit cards	1,357	824	1,585	3,766	52,419	56,185	-
Overdraft	138	-	-	138	167	305	-
Auto	57,176	31,181	20,485	108,842	1,425,427	1,534,269	-
	65,591	34,996	25,401	125,988	1,821,833	1,947,821	-
Total loans	$80,035	$50,933	$149,486	$280,454	$4,609,660	$4,890,114	$3,974

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The carrying amount corresponding to acquired loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at December 31, 2019 was as follows:

	December 31, 2019
	Scotiabank PR & USVI	BBVAPR	Eurobank	Total
	(In thousands)
Contractual required payments receivable:	$2,147,249	$1,086,367	$117,107	$3,350,723
Less: Non-accretable discount	294,424	340,466	4,285	639,175
Cash expected to be collected	1,852,825	745,901	112,822	2,711,548
Less: Accretable yield	458,885	214,886	34,441	708,212
Carrying amount, gross	1,393,940	531,015	78,381	2,003,336
Less: allowance for loan and lease losses	-	17,036	14,458	31,494
Carrying amount, net	$1,393,940	$513,979	$63,923	$1,971,842

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table describes the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$232,199	$36,508	$243	$560	$269,510
Accretion	(23,871)	(10,312)	(430)	(739)	(35,352)
Change in expected cash flows	(212)	23,080	(19)	739	23,588
Transfer from (to) non-accretable discount	(12,033)	(30,653)	253	(427)	(42,860)
Balance at end of year	$196,083	$18,623	$47	$133	$214,886

Non-Accretable Discount Activity:
Balance at beginning of year	$291,887	$10,346	$24,245	$18,945	$345,423
Change in actual and expected losses	(27,741)	(19,295)	(169)	(612)	(47,817)
Transfer (to) from accretable yield	12,033	30,653	(253)	427	42,860
Balance at end of year	$276,179	$21,704	$23,823	$18,760	$340,466

	Year Ended December 31, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$258,498	$46,764	$2,766	$885	$308,913
Accretion	(27,248)	(14,160)	(2,360)	(871)	(44,639)
Change in expected cash flows	-	7,895	890	484	9,269
Transfer from (to) non-accretable discount	949	(3,991)	(1,053)	62	(4,033)
Balance at end of year	$232,199	$36,508	$243	$560	$269,510

Non-Accretable Discount Activity:
Balance at beginning of year	$299,501	$10,596	$23,050	$19,284	$352,431
Change in actual and expected losses	(6,665)	(4,241)	142	(277)	(11,041)
Transfer (to) from accretable yield	(949)	3,991	1,053	(62)	4,033
Balance at end of year	$291,887	$10,346	$24,245	$18,945	$345,423

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table describes the accretable yield and non-accretable discount activity of acquired Eurobank loans for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	Mortgage	Commercial	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$38,389	$3,310	-	$-	$41,699
Accretion	(4,999)	(4,611)	(14)	(164)	(9,788)
Change in expected cash flows	2,578	2,270	(145)	273	4,976
Transfer from (to) non-accretable discount	(1,947)	(549)	159	(109)	(2,446)
Balance at end of year	$34,021	$420	$-	$-	$34,441

Non-Accretable Discount Activity:
Balance at beginning of year	$2,826	$-	$-	$133	$2,959
Change in actual and expected losses	(3,051)	1,928	159	(156)	(1,120)
Transfer (to) from accretable yield	1,947	549	(159)	109	2,446
Balance at end of year	$1,722	$2,477	$-	$86	$4,285

	Year Ended December 31, 2018
	Mortgage	Commercial	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$42,921	$6,751	-	$-	$49,672
Accretion	(5,964)	(6,430)	(52)	(389)	(12,835)
Change in expected cash flows	(1,129)	5,023	(329)	700	4,265
Transfer from (to) non-accretable discount	2,561	(2,034)	381	(311)	597
Balance at end of year	$38,389	$3,310	$-	$-	$41,699

Non-Accretable Discount Activity:
Balance at beginning of year	$5,334	$276	$-	$235	$5,845
Change in actual and expected losses	53	(2,310)	381	(413)	(2,289)
Transfer (to) from accretable yield	(2,561)	2,034	(381)	311	(597)
Balance at end of year	$2,826	$-	$-	$133	$2,959

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status as of December 31, 2020:

	December 31, 2020
	Nonaccrual with	Nonaccrual with no
	Allowance	Allowance
	for Credit Loss	for Credit Loss	Total
	(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$15,225	$21,462	$36,687
Other commercial and industrial	2,138	3,174	5,312
	17,363	24,636	41,999
Mortgage	24,920	17,747	42,667
Consumer
Personal loans	1,752	377	2,129
Personal lines of credit	1,272	-	1,272
Credit cards	1,586	-	1,586
Auto and leasing	20,766	-	20,766
	25,376	377	25,753
Total non-accrual loans	$67,659	$42,760	$110,419

PCD:
Commercial
Commercial secured by real estate	$31,338	$4,031	$35,369
Other commercial and industrial	1,102	-	1,102
	32,440	4,031	36,471
Mortgage	1,003	-	1,003
Consumer
Personal loans	1	-	1
	1	-	1
Total non-accrual loans	$33,444	$4,031	$37,475
	$101,103	$46,791	$147,894

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

At December 31, 2020 and 2019, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $109.2 million and $103.7 million, respectively, as they were performing under their new terms.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	88	$11,081	4.70%	332	$10,151	4.13%	327
Commercial	8	14,896	5.45%	63	14,896	4.36%	77
Consumer	23	349	14.11%	64	391	10.57%	76
Auto	31	217	10.88%	74	219	11.02%	71

	Year Ended December 31, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	148	$19,130	5.85%	376	$17,991	5.09%	345
Commercial	5	2,070	7.23%	56	2,070	6.05%	67
Consumer	370	5,357	15.69%	66	5,398	11.50%	74
Auto	22	319	7.29%	70	326	8.97%	44

	Year Ended December 31, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	143	$19,029	5.09%	342	$18,237	4.41%	314
Commercial	23	26,019	5.75%	118	25,973	5.64%	136
Consumer	174	2,313	13.24%	51	2,332	9.86%	61
Auto	2	40	10.42%	37	40	10.28%	32

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020		2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	9	$1,345	29	$3,597	23	$3,262
Commercial	-	$-	-	$-	4	$2,141
Consumer	1	$2	77	$1,118	28	$341
Auto	-	$-	3	$51	-	$-

Oriental offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the years ended December 31, 2020, 2019, and 2018.

TDRs disclosed above were not related to Covid-19 modifications. As discussed in Note 1 to these financial statements, Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an option to elect to not account for certain loan modifications related to Covid-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2020 and at the time of modification program implementation, respectively, and meets other applicable criteria. Oriental’s loan deferrals outstanding balances at December 31, 2020 of approximately $95.7 million resulting from the Covid-19 pandemic were not classified as a TDR.

Collateral-dependent Loans

The table below present the amortized cost of collateral-dependent loans held for investment at December 31, 2020, by class of loans.

December 31, 2020
(In thousands)
Commercial loans:
Commercial secured by real estate	$29,279
Total loans	$29,279

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2020 and based on the most recent analysis performed, the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans						Revolving
	Amortized Cost Basis by Origination Year						Loans
							Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$113,474	$105,156	$106,283	$81,338	$44,008	$187,189	$30,686	$668,134
Special Mention	10,592	20,605	5,233	11,771	8,514	3,090	37,680	97,485
Substandard	183	63	758	8,923	584	23,746	7,331	41,588
Doubtful	-	-	-	-	-	77	-	77
Loss	-	-	-	-	-	-	-	-
Total commercial secured by real estate	124,249	125,824	112,274	102,032	53,106	214,102	75,697	807,284
Other commercial and industrial:
Loan grade:
Pass	384,901	84,433	75,023	14,502	8,326	7,922	300,429	875,536
Special Mention	151	8,242	19,626	-	-	3,337	23,732	55,088
Substandard	207	66	486	164	2,809	119	2,122	5,973
Doubtful	-	-	-	-	-	-	65	65
Loss	-	-	-	-	-	-	-	-
Total other commercial and industrial:	385,259	92,741	95,135	14,666	11,135	11,378	326,348	936,662
US Loan Program:
Loan grade:
Pass	68,688	62,264	77,762	7,124	-	-	98,324	314,162
Special Mention	-	1,501	33,282	-	-	-	1,250	36,033
Substandard	7,156	-	17,553	-	-	-	-	24,709
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total US loan program:	75,844	63,765	128,597	7,124	-	-	99,574	374,904
Total commercial loans	$585,352	$282,330	$336,006	$123,822	$64,241	$225,480	$501,619	$2,118,850

At December 31, 2020, the balance of revolving loans converted to term loans was $21.0 million.

Oriental considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, Oriental also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans based on payment activity as of December 31, 2020:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

								Revolving Loans
	Term Loans						Revolving	Converted to
	Amortized Cost Basis by Origination Year						Loans	Term Loans
							Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
	(In thousands)
Mortgage:
Payment performance:
Performing	$14,842	$20,516	$27,359	$33,088	$38,637	$642,045	$-	$-	$776,487
Nonperforming	-	347	722	894	950	44,043	-	-	46,956
Total mortgage loans:	14,842	20,863	28,081	33,982	39,587	686,088	-	-	823,443
Consumer:
Personal loans:
Payment performance:
Performing	88,653	115,295	58,009	28,424	13,565	7,181	-	-	311,127
Nonperforming	201	591	492	318	134	394	-	-	2,130
Total personal loans	88,854	115,886	58,501	28,742	13,699	7,575	-	-	313,257
Credit lines:
Payment performance:
Performing	-	-	-	-	-	-	42,531	-	42,531
Nonperforming	-	-	-	-	-	-	1,274	-	1,274
Total credit lines	-	-	-	-	-	-	43,805	-	43,805
Credit cards:
Payment performance:
Performing	-	-	-	-	-	-	54,599	-	54,599
Nonperforming	-	-	-	-	-	-	1,586	-	1,586
Total credit cards	-	-	-	-	-	-	56,185	-	56,185
Overdrafts:
Payment performance:
Performing	-	-	-	-	-	-	305	-	305
Nonperforming	-	-	-	-	-	-	-	-	-
Total overdrafts	-	-	-	-	-	-	305	-	305
Total consumer loans	88,854	115,886	58,501	28,742	13,699	7,575	100,295	-	413,552
Total mortgage and consumer loans	$103,696	$136,749	$86,582	$62,724	$53,286	$693,663	$100,295	$-	$1,236,995

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental evaluates credit quality for auto loans and leases based on FICO score. The following table presents the amortized cost in auto loans and leases based on their most recent FICO score as of December 31, 2020:

	Term Loans
	Amortized Cost Basis by Origination Year

	2020	2019	2018	2017	2016	Prior	Total
	(In thousands)
Auto:
FICO score:
1-660	121,878	112,476	97,725	56,935	30,307	22,360	441,681
661-699	84,673	68,698	44,633	23,308	13,571	9,031	243,914
700+	173,834	214,287	164,205	85,743	45,947	32,177	716,193
No FICO	21,512	42,597	33,305	18,127	9,656	7,284	132,481
Total auto:	$401,897	$438,058	$339,868	$184,113	$99,481	$70,852	$1,534,269

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

As of December 31, 2019, and based on the most recent analysis performed, the loan grading of gross loans, excluding loans accounted for under ASC 310-30 subject to loan grade by class of loans was as follows:

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

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

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

As of January 1, 2020, Oriental used a probability weighted scenario approach as it is expected that Puerto Rico’s economic forecast should be close to an average between the baseline, which represents the middle of all projections, and a moderate recession, which places itself in the downside alternative. During the first quarter of 2020, there was a significant change in the economic outlook impacting the allowance for credit losses, with key economic factors such as the unemployment rate and gross national product projected to deteriorate sharply driven by the impact of Covid-19. In response to these changes, Oriental reassessed the selection and probability weightings as well as analyzed various scenarios with immediate deterioration in economic variables followed by different recovery assumptions as part of the process for setting the allowance for credit loss reserve. Based on these analyses, until the third quarter of 2020, Oriental was fully weighted to a moderate recessionary economic environment within the forecast period. For the fourth quarter, due to the recent trajectory of the virus and the expected federal funds from the fiscal relief package, our key economic indicators show improvements in comparison with previous quarters. As a result, Oriental used the weighted approach based on the Federal Package Relief's approval, which is consistent with the baseline scenario in contrast with the management view that the inoculation process will take longer in Puerto Rico. These risks suggest that middle ground between baseline and a moderate recession will be more likely to occur in the island’s near economic future. In addition, the allowance for credit losses at December 31, 2020 continues to include qualitative reserves for certain segments that Oriental views as higher risk that may not be fully recognized through its quantitative models such as commercial loans concentrated in certain industries. As a result of these developments, Oriental increased the provision for credit losses in the year ended December 31, 2020 by $39.1 million. There are still many unknowns including the duration of the impact of Covid-19 on the economy and the results of the government fiscal and monetary actions along with recently implemented payment deferral programs.

Loans acquired in the Scotiabank PR & USVI Acquisition were recognized at fair value as of December 31, 2019, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at acquisition date.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the activity in Oriental’s allowance for credit losses by segment for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of year	$25,993	$8,727	$18,446	$31,878	$85,044
Impact of ASC 326 adoption	3,562	10,980	8,418	16,238	39,198
Provision for credit losses	18,462	258	16,579	51,233	86,532
Charge-offs	(4,979)	(884)	(21,772)	(48,547)	(76,182)
Recoveries	2,741	606	3,582	19,494	26,423
Balance at end of year	$45,779	$19,687	$25,253	$70,296	$161,015
PCD:
Balance at beginning of year	$8,893	$21,655	$-	$947	$31,495
Impact of ASC 326 adoption	42,143	7,830	181	368	50,522
Provision for credit losses	480	6,392	126	187	7,185
Charge-offs	(36,097)	(10,342)	(542)	(2,023)	(49,004)
Recoveries	986	854	292	1,464	3,596
Balance at end of year	$16,405	$26,389	$57	$943	$43,794
Total allowance for credit losses at end of year	$62,184	$46,076	$25,310	$71,239	$204,809

	Year ended December 31, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses, excluding loans accounted for under ASC 310-30:
Balance at beginning of year	$19,783	$30,348	$17,476	$29,643	$97,250
Provision (recapture) for credit losses	5,975	6,731	19,038	30,789	62,533
Charge-offs	(18,564)	(12,196)	(20,435)	(47,498)	(98,693)
Recoveries	1,533	1,110	2,367	18,944	23,954
Balance at end of year	$8,727	$25,993	$18,446	$31,878	$85,044
Allowance for loan and lease losses for acquired loans accounted for under ASC 310-30:
Balance at beginning of year	$30,607	$30,226	$4	$6,144	$66,981
Provision (recapture) for credit losses	23,703	13,484	-	(2,928)	34,259
Allowance de-recognition	(32,655)	(34,817)	(4)	(2,269)	(69,745)
Balance at end of year	$21,655	$8,893	$-	$947	$31,495
Total allowance for loan and lease losses at end of year	$30,382	$34,886	$18,446	$32,825	$116,539

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses, excluding loans accounted for under ASC 310-30:
Balance at beginning of year	$20,439	$30,300	$19,679	$26,162	$96,580
Provision (recapture) for credit losses	3,594	6,159	15,648	26,363	51,764
Charge-offs	(5,297)	(6,788)	(20,088)	(43,057)	(75,230)
Recoveries	1,047	677	2,237	20,175	24,136
Balance at end of year	$19,783	$30,348	$17,476	$29,643	$97,250
Allowance for loan and lease losses for acquired loans accounted for under ASC 310-30:
Balance at beginning of year	$29,272	$33,674	$22	$7,961	$70,929
Provision (recapture) for credit losses	3,137	2,121	(18)	(887)	4,353
Allowance de-recognition	(1,802)	(5,569)	-	(930)	(8,301)
Balance at end of year	$30,607	$30,226	$4	$6,144	$66,981
Total allowance for loan and lease losses at end of year	$50,390	$60,574	$17,480	$35,787	$164,231

The following table presents the recorded investment, excluding loans accounted for under ASC 310-30, by segment for the year ended December 31, 2019:

	December 31, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses, excluding loans accounted for under ASC 310-30:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,874	$8,217	$-	$-	$15,091
Collectively evaluated for impairment	1,853	17,776	18,446	31,878	69,953
Total ending allowance balance	$8,727	$25,993	$18,446	$31,878	$85,044
Loans:
Individually evaluated for impairment	$71,196	$61,128	$-	$-	$132,324
Collectively evaluated for impairment	506,220	1,608,507	382,432	1,277,867	3,775,026
Total ending loan balance	$577,416	$1,669,635	$382,432	$1,277,867	$3,907,350

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)

Balance at beginning of year	$29,909	$33,768	$44,174
Additions	3,654	22,406	20,011
Sales	(18,521)	(20,642)	(24,660)
Decline in value	(2,489)	(4,762)	(5,757)
Other adjustments	(957)	(861)	-
Balance at end of year	$11,596	$29,909	$33,768

NOTE 9 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2020 and 2019 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	December 31,
	(Years)	2020	2019
		(In thousands)
Land	—	$4,363	$4,363
Buildings and improvements	40	75,974	74,840
Leasehold improvements	5 — 10	22,439	21,358
Furniture and fixtures	3 — 7	17,517	16,686
Information technology and other	3 — 7	40,273	29,230
		160,566	146,477
Less: accumulated depreciation and amortization		(76,780)	(65,372)
		$83,786	$81,105

Depreciation and amortization of premises and equipment totaled $12.7 million in 2020, $8.5 million in 2019 and $8.9 million in 2018. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.

NOTE 10 - SERVICING ASSETS

At December 31, 2020, the servicing asset amounted to $47.3 million ($50.8 million — December 31, 2019) related to mortgage servicing rights.

On December 31, 2019, Oriental completed the Scotiabank PR & USVI Acquisition, increasing its servicing assets by $40.5 million.

The impact of Covid-19 has been considered in the fair value for year ended December 31, 2020.

The following table presents the changes in servicing rights measured using the fair value method for the years ended December 31, 2020, 2019 and 2018:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Fair value at beginning of year	$50,779	$10,716	$9,821
Servicing from mortgage securitizations or asset transfers	2,394	1,174	1,481
Additions from servicing portfolio acquired	-	40,463	-
Changes due to payments on loans[1]	(4,067)	(906)	(814)
Changes in fair value due to changes in valuation model inputs or assumptions	(1,811)	(668)	228
Fair value at end of year	$47,295	$50,779	$10,716
[1] Represents changes due to collection/realization of expected cash flows over time.

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Constant prepayment rate	5.02% - 35.22%	4.47% - 18.81%	4.3% - 9.02%
Discount rate	10.00% - 15.50%	10.00% - 15.00%	10.00% - 12.00%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

December 31, 2020
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$47,295
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,111)
Decrease in fair value due to 20% adverse change	$(2,177)
Discount rate
Decrease in fair value due to 10% adverse change	$(1,891)
Decrease in fair value due to 20% adverse change	$(3,653)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption.

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the years ended December 31, 2020, 2019 and 2018 totaled $17.2 million, $4.2 million and $4.1 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In thousands)
Derivative assets:
Interest rate caps	$-	$6
	$-	$6
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$1,712	$907
Interest rate caps	-	6
	$1,712	$913

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

The following table shows a summary of these swaps and their terms at December 31, 2020:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$30,259	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$30,259

Accumulated unrealized losses of $1.7 million and $907 thousand were recognized in accumulated other comprehensive income related to the valuation of these swaps at December 31, 2020 and 2019, respectively, and the related liability is being reflected in the consolidated statements of financial condition.

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of December 31, 2020 and 2019, the outstanding total notional amount of interest rate caps was $40.4 million and $41.5 million, respectively. At December 31, 2020 and 2019, the interest rate caps sold to clients represented a liability with zero value and $6 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At December 31, 2020 and 2019, the interest rate caps purchased as mirror-images represented an asset of zero value and $6 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2020 and 2019, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment (refer to Note 30 for the definition of Oriental’s reportable business segments). There were no changes in the carrying amount of goodwill for the years ended December 31, 2020, 2019 and 2018.

Goodwill recorded in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank Acquisition is not amortized to expense but is tested at least annually for impairment. No goodwill was recorded in connection with the recent Scotiabank PR & USVI Acquisition. A quantitative annual impairment test is not required if, based on a qualitative analysis, Oriental determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. Oriental performs annual goodwill impairment test as of October 31 and monitors for interim triggering events on an ongoing basis. Oriental tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting segments. A fair value is then determined for each reporting segment. If the fair values of the reporting segments exceed their book values, no write-down of the recorded goodwill is necessary.

Reporting segment valuation is inherently subjective, with a number of factors based on assumptions and management judgments or estimates. Actual values may differ significantly from such estimates. Among these are future growth rates for the reporting units, selection of comparable market transactions, discount rates and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors, and reporting unit performance and cash flow projections could result in different assessments of the fair values of reporting segments and could result in impairment charges. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount, an interim impairment test is required.

Relevant events and circumstances for evaluating whether it is more likely than not that the fair value of a reporting segment is less than its carrying amount may include macroeconomic conditions (such as a further deterioration of the Puerto Rico economy or the liquidity for Puerto Rico securities or loans secured by assets in Puerto Rico), adverse changes in legal factors or in the business climate, adverse actions by a regulator, unanticipated competition, the loss of key employees, natural disasters, or similar events.

Oriental performed its annual impairment review of goodwill during the fourth quarters of 2020 and 2019 using October 31, 2020 and 2019, respectively, as the annual evaluation dates and concluded that there was no impairment at December 31, 2020 and 2019.

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of December 31, 2020, no impairments have been recorded.

The following table reflects the components of other intangible assets subject to amortization at December 31, 2020 and 2019:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
	(In thousands)
December 31, 2020
Core deposit intangibles	$51,402	$16,419	$34,983
Customer relationship intangibles	17,753	7,124	10,629
Other intangibles	567	283	284
Total other intangible assets	$69,722	$23,826	$45,896
December 31, 2019
Core deposit intangibles	$51,402	$8,217	$43,185
Customer relationship intangibles	17,753	4,540	13,213
Other intangibles	567	-	567
Total other intangible assets	$69,722	$12,757	$56,965

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the Eurobank FDIC-assisted acquisition, the BBVAPR Acquisition and the Scotiabank PR & USVI Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At December 31, 2020, this core deposit intangible amounted to $35.0 million. At December 31, 2019, core deposit intangible amounted to $43.2 million, including $41.5 from the Scotiabank PR & USVI Acquisition. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of a securities broker-dealer and insurance agency in the BBVAPR Acquisition and an insurance agency in the Scotiabank PR & USVI Acquisitions. At December 31, 2020 this customer relationship intangible amounted to $10.6 million. At December 31, 2019 customer relationship intangible amounted to $13.2 million, including $12.7 million from the Scotiabank PR & USVI Acquisition. Oriental also recorded other intangibles from the Scotiabank PR & USVI Acquisition which amounted to $284 thousand and $567 thousand at December 31, 2020 and 2019, respectively.

Other intangible assets have a definite useful life. Amortization of other intangible assets for the years ended December 31, 2020, 2019 and 2018 was $11.1 million, $1.2 million, and $1.3 million, respectively.

The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2021	$9,802
2022	8,501
2023	6,898
2024	5,913
2025	4,927
Thereafter	9,854

NOTE 13 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at December 31, 2020 and 2019 consists of the following:

	December 31,
	2020	2019
	(In thousands)
Loans	$64,465	$32,728
Investments	1,082	4,053
	$65,547	$36,781

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental estimates expected credit losses on accrued interest receivable for loans that participated in the Covid-19 deferral programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At December 31, 2020, the allowance for credit losses for accrued interest receivable for loans that participated in the Covid-19 deferral programs amounted to $711 thousand, and is included in accrued interest receivable in the statement of financial condition.

Other assets at December 31, 2020 and 2019 consist of the following:

	December 31,
	2020	2019
	(In thousands)
Prepaid expenses	$61,332	$52,558
Other repossessed assets	1,816	3,327
Tax credits	-	277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	78,845	78,600
	$143,076	$135,845

Prepaid expenses amounting to $61.3 million at December 31, 2020, include prepaid municipal, property and income taxes aggregating to $54.3 million. At December 31, 2019 prepaid expenses amounted to $52.6 million, including prepaid municipal, property and income taxes aggregating to $45.3 million, from which $31.9 million corresponded to the Scotiabank PR & USVI Acquisition.

Other repossessed assets totaled $1.8 million and $3.3 million at December 31, 2020 and 2019, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

NOTE 14— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of December 31, 2020 and 2019 consist of the following:

	December 31,
	2020	2019
	(In thousands)
Non-interest bearing demand deposits	$2,259,048	$1,675,315
Interest-bearing savings and demand deposits	4,274,586	3,718,846
Retail certificates of deposit	1,540,406	1,781,237
Institutional certificates of deposit	292,485	279,714
Total core deposits	8,366,525	7,455,112
Brokered deposits	49,115	243,498
Total deposits	$8,415,640	$7,698,610

Brokered deposits include $25.0 million in certificates of deposits and $24.1 million in money market accounts at December 31, 2020, and $222.1 million in certificates of deposits and $21.4 million in money market accounts at December 31, 2019.

The weighted average interest rate of Oriental’s deposits was 0.80% and 0.86%, respectively, at December 31, 2020 and 2019. Interest expense for the years ended December 31, 2020, 2019 and 2018 was as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2020	2019	2018

Demand and savings deposits	$25,798	$14,925	$12,478
Certificates of deposit	34,400	24,430	20,475
	$60,198	$39,355	$32,953

At December 31, 2020 and 2019, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $628.4 million and $692.1 million, respectively.

At December 31, 2020 and 2019, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $218.9 million and $278.7 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $242.8 million and $320.8 million at December 31, 2020 and 2019, respectively.

Excluding accrued interest of approximately $1.5 million and $11.7 million, the scheduled maturities of certificates of deposit at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
	(In thousands)
Within one year:
Three (3) months or less	$379,563	$314,796
Over 3 months through 1 year	805,117	881,183
	1,184,680	1,195,979
Over 1 through 2 years	328,336	732,421
Over 2 through 3 years	177,701	175,032
Over 3 through 4 years	75,094	89,148
Over 4 through 5 years	90,590	78,706
	$1,856,401	$2,271,286

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $1.1 million and $1.0 million as of December 31, 2020 and 2019, respectively.

NOTE 15— BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At December 31, 2019, securities underlying agreements to repurchase were delivered to, and held by, the counterparties with whom the repurchase agreements were transacted. The counterparties agreed to resell to Oriental the same or similar securities at the maturity of these agreements. The purpose of these transactions was to provide financing for Oriental’s securities portfolio.

At December 31, 2020, Oriental did not have repurchase agreements outstanding due to the maturing of $140 million during the year, which were not renewed, and to $50 million which were terminated early.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2020 and 2019, these advances were secured by mortgage and commercial loans amounting to $1.159 billion and $1.060 billion, respectively. Also, at December 31, 2020 and 2019, Oriental had an additional borrowing capacity with the FHLB-NY of $814 million and $983 million, respectively. At December 31, 2020 and 2019, the weighted average remaining maturity of FHLB’s advances was 18.2 months and 22.7 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of December 31, 2020.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $96 thousand and $160 thousand at December 31, 2020 and 2019, respectively:

	December 31,
	2020	2019
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 0.34% (December 31, 2019 - from 1.85% to 2.59%)	$30,259	$40,472
Long-term fixed-rate advances from FHLB, with a weighted average interest rate from 2.92% to 3.24% (December 31, 2019 - from 2.92% to 3.24% )	35,206	37,377
	$65,465	$77,849

Advances from FHLB mature as follows:

	December 31,
	2020	2019
	(In thousands)
Under 90 days	$30,259	$31,955
Over one to three years	30,972	8,517
Over three to five years	4,234	33,018
Over five years	-	4,359
	$65,465	$77,849

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at December 31, 2020 and 2019, respectively.

In August 2003, the Statutory Trust II, a special purpose entity of Oriental, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction.

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by Oriental. The subordinated deferrable interest debenture has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.18% at December 31, 2020; 4.85.% at 2019), is payable quarterly, and matures on September 17, 2033. It may be called at par after five years and quarterly thereafter (next call date March 2021). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated deferrable interest debenture. The subordinated deferrable interest debenture issued by Oriental is accounted for as a liability denominated as a subordinated capital note on the consolidated statements of financial condition.

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

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at December 31, 2020 and 2019:

December 31, 2019
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$6	$-	$6	$-	$-	$6

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$1,712	$-	$1,712	$-	$-	$1,712
Total	$1,712	$-	$1,712	$-	$-	$1,712

December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$913	$-	$913	$-	-	$913
Securities sold under agreements to repurchase	190,000	-	190,000	204,068	-	(14,068)
Total	$190,913	$-	$190,913	$204,068	$-	$(13,155)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — EMPLOYEE BENEFIT PLAN

Oriental has a profit-sharing plan containing a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the Puerto Rico Internal Revenue Code of 2011, as amended, (the “PR Code”), and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “US Code”). The plan is subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of Oriental who are age 21 or older. Under this plan, participants may contribute each year up to $19,500. Oriental's matching contribution is 50 cents for each dollar contributed by an employee, up to 4% of such employee’s base salary. It is invested in accordance with the employee’s decision among the available investment alternatives provided by the plan. This plan is entitled to acquire and hold qualifying employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. Oriental contributed $2.3 million, $923 thousand and $856 thousand in cash during 2020, 2019 and 2018, respectively. Oriental’s contribution becomes 100% vested once the employee completes three years of service. In December 2020, all the balances related to the Retirement Plan for Scotiabank de Puerto Rico employee accounts were merged into the plan.

Also, Oriental offers to its senior management a non-qualified deferred compensation plan, where executives can defer taxable income. Both the employer and the employee have flexibility because non-qualified plans may not be subject to ERISA nor the PR Code and the US Code contribution limits and discrimination tests in terms of who must be included in the plan. Under this plan, the employee’s current taxable income is reduced by the amount being deferred. Generally, funds deposited in a deferred compensation plan can accumulate without current income tax to the individual. Income taxes are due when the funds are withdrawn.

NOTE 18 — RELATED PARTY TRANSACTIONS

Oriental grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the years December 31, 2020, 2019, and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at the beginning of year	$22,312	$28,520	$28,138
New loans and disbursements	17,896	203	10,388
Repayments	(19,096)	(6,411)	(10,006)
Balance at the end of year	$21,112	$22,312	$28,520

Oriental also hires professional services amounting to $3.2 million, $3.7 million and $3.8 million for the year ended December 31, 2020, 2019, and 2018, respectively, from a related party.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 — INCOME TAXES

Oriental is subject to the provisions of the PR Code. For 2020, the PR Code imposed a maximum statutory corporate tax rate of 37.5%. Oriental has operations in the U.S. through its wholly owned subsidiary OPC, a retirement plan administration based in Florida; also in March 2019, Oriental formed a new subsidiary, OFG Ventures, based in Missouri. In addition, in October 2017, Oriental expanded its operations in U.S. through the Bank's wholly owned subsidiary OFG USA. These subsidiaries are subject to state and federal taxes. OPC is subject to Florida state taxes, OFG Ventures is subject to Missouri state taxes and OFG USA is subject to North Carolina state taxes. OFG Ventures and OFG USA elected to be classified as a corporation for federal income tax purposes.

Under the PR Code, all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. Oriental and its subsidiaries are subject to Puerto Rico regular income tax or the alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

The components of income tax expense for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current income tax (benefit) expense	$(7,347)	$25,477	$33,618
Deferred income tax expense (benefit)	27,846	(4,068)	14,772
Total income tax expense	$20,499	$21,409	$48,390

In relation to the exempt income level, the Bank’s investment securities portfolio and loans portfolio generated net tax-exempt interest income of $15.2 million at 2020, $11.8 million at 2019 and $11.0 million at 2018. OIB generated exempt income of $4.1 million, $10.3 million and $5.3 million for 2020, 2019, and 2018, respectively.

Oriental maintained an effective tax rate lower than statutory rate for the year ended December 31, 2020, mainly by investing in tax-exempt obligations, doing business through its international banking entities and by expanding its subsidiary operations in the U.S., which are taxed at a lower rate.

Oriental’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Income tax expense at statutory rates	$35,567	37.51%	$28,219	37.50%	$51,792	39.00%
Tax of exempt income, net	(7,272)	-7.67%	(8,728)	-11.60%	(6,645)	-5.01%
Disallowed net operating loss carryover	202	0.21%	384	0.51%	269	0.20%
Change in valuation allowance	2,267	2.39%	1,217	1.62%	1,504	1.13%
Unrecognized tax benefits, net	(1,941)	-2.05%	1,794	2.38%	(386)	-0.29%
Capital gain at preferential rate	(450)	-0.47%	(265)	-0.35%	(20)	-0.02%
Effect of change in tax rate	-	0.00%	-	0.00%	4,069	3.06%
Tax rate difference (ordinary vs capital)	(4,218)	-4.45%	-	0.00%	-	0.00%
Bargain purchase gain	(2,751)	-2.90%	(118)	-0.16%	-	0.00%
Other items, net	(905)	-0.95%	(1,094)	-1.44%	(2,193)	-1.63%
Income tax expense	$20,499	21.60%	$21,409	28.50%	$48,390	36.40%

Oriental’s effective tax rate for the year ended December 31, 2020 was 21.62%, and it was mainly affected by several items pertaining to the year 2020, and not expected to reoccur on future years, such as the bargain purchase gain and tax rate differentials. For the years ended December 31, 2019 and 2018, the effective tax rate was 28.46% and 36.44%, respectively. On December 10, 2018, the Puerto Rico government enacted No. Act 257-2018 introducing several amendments to the PR Code. Some of the most relevant income tax changes include: a reduction of the maximum corporate income tax rate to 37.5%, from 39%, and a restriction of the use of partnership gains to offset current and accumulated operating losses generated by a corporate partner.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At December 31, 2020, the amount of unrecognized tax benefits was $728 thousands (December 31, 2019 - $2.7 million). Oriental had accrued $50 thousand at December 31, 2020 (December 31, 2019 - $51 thousand) for the payment of interest and penalties relating to unrecognized tax benefits and released $2.0 million due to expiration of statute of limitation.

The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at beginning of year	$2,668	$875	$1,260
Additions for tax positions of prior years	50	51	81
Additions due to new tax positions	-	2,181	-
Reduction for tax positions as a result of lapse of statute of limitations or new information resulting in a change in assessment	(1,990)	(439)	(466)
Balance at end of year	$728	$2,668	$875

Oriental follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals of litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The amount of unrecognized tax benefits may increase or decrease in the future due to new or current tax year positions, expiration of open income tax returns, changes in management’s judgment about the level of uncertainty, status of examinations, litigations and legislative activity. For 2020 there was a net decrease in unrecognized tax benefit of $1.9 million.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The statute of limitations under the PR Code is four years and the statute of limitations for federal tax purposes is three years, after a tax return is due or filed, whichever is later. Oriental is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2016 to 2019, until the applicable statute of limitations expires. In addition, Oriental’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2017 to 2019. Tax audits by their nature are often complex and can require several years to complete.

The determination of the deferred tax expense or benefit is generally based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of Oriental’s net deferred tax assets assumes that Oriental will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, Oriental may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Significant components of Oriental’s deferred tax assets and liabilities as of December 31, 2020, and 2019 were as follows:

	December 31,
	2020	2019
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses and other reserves	$83,578	$75,747
Scotiabank PR discount	5,461	$15,499
Loans and other real estate valuation adjustment	5,769	6,874
Deferred loan charge-offs	140,445	144,799
Net operating loss carry forwards	7,947	7,785
Alternative minimum tax	15,513	25,123
Unrealized net loss included in other comprehensive income	642	340
Deferred loan origination income, net	5,147	11,303
Goodwill	23,927	30,408
Acquired portfolio	52,301	51,079
Other assets allowances	525	457
Other deferred tax assets	24,767	23,506
Total gross deferred tax asset	366,022	392,920
Less: valuation allowance	(8,842)	(6,585)
Net gross deferred tax assets	357,180	386,335
Deferred tax liability:
Acquired loans tax basis	(135,816)	(146,496)
FDIC-assisted Eurobank acquisition, net	(9,171)	(14,004)
Customer deposit and customer relationship intangibles	(13,823)	(17,838)
Building valuation adjustment	(7,412)	(7,848)
Unrealized net gain on available-for-sale securities	(2,106)	(82)
Servicing asset	(14,682)	(15,988)
Other deferred tax liabilities	(11,692)	(7,339)
Total gross deferred tax liabilities	(194,702)	(209,595)
Net deferred tax asset	$162,478	$176,740

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2020 and 2019, Oriental's net deferred tax asset, net of a valuation allowance of $8.8 million and $6.6 million, respectively, amounted to $162.5 million and $176.7 million, respectively. The deferred tax assets as of December 31, 2019 include acquisition related deferred tax assets of $59.9 million. The acquisition of SBPR was a nontaxable transaction where the historical tax bases of the acquired business carries over to the acquirer; the historical tax bases include a tax-deductible goodwill from prior acquisitions of SBPR with a deferred tax asset of $30.4 million. Also, as part of the acquisition of Scotiabank, certain closing agreements were transferred to Oriental in connection with the preferential tax treatment, and other provisions, applicable to a loan portfolio formerly acquired by SBPR. The increase in valuation allowance of $2.3 million was mainly related to the realizability of the Holding company’s deferred tax assets. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that Oriental will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2020. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

NOTE 20 — REGULATORY CAPITAL REQUIREMENTS

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2019, the federal banking regulatory agencies adopted a final rule, pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996 that simplifies for non-advanced approaches banking organizations simplifies the regulatory capital treatment for mortgage servicing assets (“MSAs”) and certain deferred tax assets arising from temporary differences (temporary difference DTAs). It increases CET1 capital threshold deductions from 10% to 25% and removes the aggregate 15% CET1 threshold deduction. However, it retains the 250% risk weight applicable to non-deducted amounts of MSAs and temporary difference DTAs. In November 2019, the agencies jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020 or wait until the quarter beginning April 1, 2020. Oriental elected to early implement the simplifications to the capital rule on January 1, 2020. The simplification rule increased the capital ratios.

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

As of December 31, 2020 and 2019, Oriental and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2020 and 2019, Oriental and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental’s and the Bank’s actual capital amounts and ratios as of December 31, 2020 and 2019 are as follows:

			Minimum Capital
			Requirement (including		Minimum to be Well
	Actual		capital conservation buffer)		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of December 31, 2020
Total capital to risk-weighted assets	$1,096,766	16.04%	$717,974	10.50%	$683,785	10.00%
Tier 1 capital to risk-weighted assets	$1,010,945	14.78%	$581,217	8.50%	$547,028	8.00%
Common equity tier 1 capital to risk-weighted assets	$894,075	13.08%	$478,649	7.00%	$444,460	6.50%
Tier 1 capital to average total assets	$1,010,945	10.30%	$392,424	4.00%	$490,530	5.00%
As of December 31, 2019
Total capital to risk-weighted assets	$937,962	13.91%	$707,789	10.50%	$674,085	10.00%
Tier 1 capital to risk-weighted assets	$852,311	12.64%	$572,972	8.50%	$539,268	8.00%
Common equity tier 1 capital to risk-weighted assets	$735,441	10.91%	$471,859	7.00%	$438,155	6.50%
Tier 1 capital to average total assets	$852,311	9.24%	$369,151	4.00%	$461,438	5.00%

			Minimum Capital
			Requirement (including		Minimum to be Well
	Actual		capital conservation buffer)		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2020
Total capital to risk-weighted assets	$1,044,275	15.32%	$714,480	10.50%	$680,457	10.00%
Tier 1 capital to risk-weighted assets	$786,731	14.06%	$578,388	8.50%	$544,366	8.00%
Common equity tier 1 capital to risk-weighted assets	$956,845	14.06%	$476,320	7.00%	$442,297	6.50%
Tier 1 capital to average total assets	$956,845	9.81%	$390,304	4.00%	$487,879	5.00%
As of December 31, 2019
Total capital to risk-weighted assets	$898,812	13.36%	$706,800	10.50%	$672,848	10.00%
Tier 1 capital to risk-weighted assets	$813,444	12.09%	$572,230	8.50%	$538,279	8.00%
Common equity tier 1 capital to risk-weighted assets	$813,444	12.09%	$471,303	7.00%	$437,351	6.50%
Tier 1 capital to average total assets	$813,444	8.85%	$367,537	4.00%	$459,421	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 21 – EQUITY-BASED COMPENSATION PLAN

The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents, as well as equity-based performance awards.

The activity in outstanding options for the years ended December 31, 2020, 2019, and 2018 is set forth below:

	Year Ended December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	634,294	$14.60	739,326	$14.28	845,619	$14.14
Options granted	-	-	-	-	-	-
Options exercised	(119,500)	12.36	(105,032)	12.32	(101,268)	13.41
Options forfeited	(33,350)	15.42	-	-	(5,025)	17.08
End of year	481,444	$15.10	634,294	$14.60	739,326	$14.28

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2020:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Contract Life		Weighted
	Number of	Average	Remaining	Number of	Average
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Exercise Price
11.27 to 14.08	118,894	11.83	1.0	118,894	11.83
14.09 to 16.90	224,700	15.40	2.7	224,700	15.40
16.91 to 19.71	137,850	17.44	4.2	137,850	17.44
	481,444	$15.10	2.7	481,444	$15.10
Aggregate Intrinsic Value	$1,655,880			$1,655,880

There were no options granted during 2020, 2019 and 2018. The average fair value of each option granted would have been estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in Oriental’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in restricted units under the Omnibus Plan for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Beginning of year	379,150	$15.32	254,050	$12.50	105,800	$14.19
Restricted units granted	257,850	16.82	125,100	21.36	176,250	12.12
Restricted units lapsed	(102,525)	14.74	-	-	(24,017)	17.12
Restricted units forfeited	(4,705)	15.93	-	-	(3,983)	12.48
End of year	529,770	$15.58	379,150	$15.32	254,050	$12.50

The total unrecognized compensation cost related to non-vested restricted units to members of management at December 31, 2020 was $3.9 million and is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 22 – STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

At both December 31, 2020 and 2019, preferred and common stock paid-in capital amounted $92.0 million and $59.9 million, respectively.

Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both December 31, 2020 and 2019, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for common and preferred stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2020 and 2019, the Bank’s legal surplus amounted to $103.3 million and $95.8 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $5.5 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the year ended December 31, 2020, Oriental repurchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. During years ended December 31, 2019 and 2018, Oriental did not repurchase any shares under the program.

At December 31, 2020 the number of shares that may yet be purchased under the $70 million program is estimated at 297,219 and was calculated by dividing the remaining balance of $5.5 million by $18.54 (closing price of Oriental’s common stock at December 31, 2020). Oriental did not purchase any shares of its common stock during the years ended December 31, 2020, 2019 and 2018, other than through its publicly announced stock repurchase program.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in connection with common shares held in treasury by Oriental for the years ended December 31, 2020, 2019 and 2018 is set forth below:

	Year Ended December 31,
	2020		2019		2018
		Dollar		Dollar		Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of year	$8,486,278	$102,339	8,591,310	$103,633	$8,678,427	$104,502
Common shares used upon lapse of restricted stock units and options	(163,115)	(1,616)	(105,032)	(1,294)	(87,117)	(869)
Common shares repurchased as part of the stock repurchase program	175,000	2,226	-	-	-	-
End of year	$8,498,163	$102,949	8,486,278	$102,339	$8,591,310	$103,633

NOTE 23 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of December 31, 2020 and 2019 consisted of:

	December 31,
	2020	2019
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$14,262	$(306)
Income tax effect of unrealized loss on securities available-for-sale	(2,170)	(135)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	12,092	(441)
Unrealized (loss) gain on cash flow hedges	(1,711)	(907)
Income tax effect of unrealized (loss) gain on cash flow hedges	641	340
Net unrealized (loss) gain on cash flow hedges	(1,070)	(567)
Accumulated other comprehensive (loss), net of income taxes	$11,022	$(1,008)

At December 31, 2019, unrealized losses on available-for-sale securities included $12.0 million, net of tax effect of the adoption of ASU No. 2017-12, from reclassification of all of its mortgage backed securities with carrying value of $424.7 million, from the held-to-maturity portfolio into the available-for-sale portfolio.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	Securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(441)	$(567)	$(1,008)
Other comprehensive income (loss) before reclassifications	7,803	(2,491)	5,312
Amounts reclassified out of accumulated other comprehensive income	4,730	1,988	6,718
Other comprehensive income (loss)	12,533	(503)	12,030
Ending balance	$12,092	$(1,070)	$11,022

	Year Ended December 31, 2019
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	Securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(10,972)	$9	$(10,963)
Transfer of securities held-to-maturity to available-for-sale	(12,041)	-	(12,041)
Other comprehensive income (loss) before reclassifications	14,335	(2,442)	11,893
Amounts reclassified out of accumulated other comprehensive income	8,237	1,866	10,103
Other comprehensive income (loss)	10,531	(576)	9,955
Ending balance	$(441)	$(567)	$(1,008)

	Year Ended December 31, 2018
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	Securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(2,638)	$(311)	$(2,949)
Other comprehensive loss before reclassifications	(8,104)	(1,555)	(9,659)
Amounts reclassified out of accumulated other comprehensive income (loss)	(230)	1,875	1,645
Other comprehensive income (loss)	(8,334)	320	(8,014)
Ending balance	$(10,972)	$9	$(10,963)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the years ended December 31, 2020, 2019 and 2018:

	Amount reclassified out of accumulated other comprehensive income			Affected Line Item in Consolidated Statement of Operations

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,988	$1,866	$1,875	Net interest expense
Available-for-sale securities:
Gain on sale of investments	4,728	8,274	-	Net gain on sale of securities
Residual tax effect from OIB's change in applicable tax rate	-	-	5	Income tax expense
Tax effect from changes in tax rates	2	(37)	(235)	Income tax expense
	$6,718	$10,103	$1,645

NOTE 24 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net income	$74,327	$53,841	$84,410
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(6,512)	(6,512)	(6,511)
Convertible preferred stock (Series C)	-	-	(5,513)
Income available to common shareholders	$67,815	$47,329	$72,386
Effect of assumed conversion of the convertible preferred stock	-	-	5,513
Income available to common shareholders assuming conversion	$67,815	$47,329	$77,899

Average common shares outstanding	51,358	51,335	45,400
Effect of dilutive securities:
Average potential common shares-options	197	384	142
Average potential common shares-assuming conversion of convertible preferred stock	-	-	5,807
Total weighted average common shares outstanding and equivalents	51,555	51,719	51,349
Earnings per common share - basic	$1.32	$0.92	$1.59
Earnings per common share - diluted	$1.32	$0.92	$1.52

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the fourth quarter of 2018, Oriental converted all of its 84,000 outstanding shares of Series C Preferred Stock into common stock. Each Series C Preferred Stock share was converted into 86.4225 shares of common stock. In computing diluted earnings per common share during the first nine months of 2018, the 84,000 shares of Series C Preferred Stock that remained outstanding, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the year ended December 31, 2018 on the convertible preferred stock were added back as income available to common shareholders.

For the years ended December 31, 2020, 2019 and 2018, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 7,841, 2,575, and 432,532, respectively.

NOTE 25 – GUARANTEES

At December 31, 2020 and 2019, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $19.5 million and $47.3 million, respectively.

Oriental has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At December 31, 2020, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $135.3 million. At December 31, 2019, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $147.4 million, from which $142.5 million were related to the Scotiabank PR & USVI Acquisition.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the years ended December 31, 2020, 2019 and 2018 .

	Year Ended December 31,
	2020	2019	2018

Balance at beginning of year	$985	$346	$358
Additions from Scotiabank PR & USVI Acquisition	-	710	-
Net (charge-offs/terminations) recoveries	(767)	(71)	(12)
Balance at end of year	$218	$985	$346

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

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the year ended December 31, 2020, Oriental repurchased $481 thousand in mortgage loans subject to credit recourse. During the year ended December 31, 2019, Oriental did not repurchase any mortgage loans subject to the credit recourse provision. During 2018, Oriental repurchased approximately $705 thousand of unpaid principal balance in mortgage loans subject to the credit recourse provisions. If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At December 31, 2020, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $218 thousand (December 31, 2019– $985 thousand).

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the year ended December 31, 2020, Oriental repurchased $27.9 million (December 31, 2019 – $12 million; December 31, 2018 – $7.7 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. At December 31, 2020 and 2019, Oriental had a $2.6 million and a $4.6 million liability, respectively, for the estimated credit losses related to these loans.

During the years ended December 31, 2020, 2019 and 2018, Oriental recognized $658 thousand in gains, and $17 thousand and $556 thousand in losses, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $2.2 million, $123 thousand and $160 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2020, Oriental serviced $5.4 billion (December 31, 2019 - $5.4 billion) in mortgage loans for third parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At December 31, 2020, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $20.7 million (December 31, 2019 - $13.2 million). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at December 31, 2020 and 2019 were as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2020	2019
	(In thousands)
Commitments to extend credit	$1,133,503	$853,148
Commercial letters of credit	225	2,178

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

At December 31, 2020 and 2019, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2020 and 2019, is as follows:

	December 31,
	2020	2019
	(In thousands)
Standby letters of credit and financial guarantees	$19,476	$47,251
Loans sold with recourse	135,252	147,399

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

On January 1, 2020, Oriental adopted CECL, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of expected credit losses inherent in all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, Oriental recognized an increase in the off-balance sheet allowance of $0.2 million with the corresponding decrease in retained earnings. At December 31, 2020 and 2019, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit and stand by letters of credit amounted to $1.1 million and $2.7 million, respectively, and is included in other liabilities in the statement of financial condition.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental seeks to resolve all arbitration, litigation and regulatory matters in the manner management believes is in the best interests of Oriental and its shareholders, and contests allegations of liability or wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

In accordance with applicable accounting guidance, Oriental establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, Oriental, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, Oriental will establish an accrued liability and record a corresponding amount of expense. At December 31, 2020 and 2019, this accrued liability amounted to $8.1 million and $6.8 million, respectively. Oriental continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

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

NOTE 27— OPERATING LEASES

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

Operating Lease Cost

	Year Ended December 31,
	2020	2019	Statement of Operations Classification
	(In thousands)
Lease costs	$13,233	$6,571	Occupancy and equipment
Variable lease costs	2,133	2,324	Occupancy and equipment
Short-term lease cost	800	180	Occupancy and equipment
Lease income	(499)	(554)	Occupancy and equipment
Total lease cost	$15,667	$8,521

Rent expense for the year ended December 31, 2018, prior to adoption of ASU 2016-02 (Topic 842), was $9.0 million included in the occupancy and equipment caption in the consolidated statements of operations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Lease Assets and Liabilities

	December 31,
	2020	2019	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$31,383	$39,112	Operating lease right-of-use assets
Lease Liabilities	$32,566	$39,840	Operating leases liabilities

December 31, 2020

(In thousands)
Weighted-average remaining lease term	6.2 years
Weighted-average discount rate	6.8%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2021	$8,534
2022	7,388
2023	6,578
2024	4,518
2025	3,459
Thereafter	10,161
Total lease payments	$40,638
Less imputed interest	8,072
Present value of lease liabilities	$32,566

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

Oriental, as lessor, leases and subleases real property to lessee tenants under operating leases. As of December 31, 2020, no material lease concessions have been granted to lessees. Oriental, as lessee, also leases real estate property for branch locations, ATM locations, and office space. As of December 31, 2020, Oriental has not requested any lease concessions.

During the year ended December 31, 2020, Oriental decided to consolidate several branches as a result of the Scotiabank PR & USVI Acquisition and modified certain lease contracts. These contracts were evaluated under Topic 842 lease modification guidance and removed from books, as they were considered short-term at December 31, 2020.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 28 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities

The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At December 31, 2020 and 2019, Oriental did not have investment securities classified as Level 3.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,983	$435,455	$-	$446,438
Trading securities	-	22	-	22
Money market investments	11,908	-	-	11,908
Servicing assets	-	-	47,295	47,295
Derivative liabilities	-	(1,712)	-	(1,712)
	$22,891	$433,765	$47,295	$503,951
Non-recurring fair value measurements:
Collateral dependent loans	-	-	29,279	29,279
Foreclosed real estate	-	-	11,596	11,596
Other repossessed assets	-	-	1,816	1,816
	$-	$-	$42,691	$42,691

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$397,183	$676,986	$-	$1,074,169
Trading securities	-	37	-	37
Money market investments	6,775	-	-	6,775
Derivative assets	-	6	-	6
Servicing assets	-	-	50,779	50,779
Derivative liabilities	-	(913)	-	(913)
	$403,958	$676,116	$50,779	$1,130,853
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$61,128	$61,128
Foreclosed real estate	-	-	29,909	29,909
Other repossessed assets	-	-	3,327	3,327
	$-	$-	$94,364	$94,364

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020, 2019 and 2018:

Level 3 Instruments Only
	Servicing Assets
	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at beginning year	$50,779	$10,716	$9,821
New instruments acquired	2,394	41,637	1,481
Principal repayments	(4,067)	(906)	(814)
Changes in fair value of servicing assets	(1,811)	(668)	228
Balance at end of year	$47,295	$50,779	$10,716

There were no transfers into or out of level 3 and no changes in unrealized gains and losses from recurring level 3 fair value measurements held at December 31, 2020, 2019 and 2018 during the years then ended included in other comprehensive income. For more information on the qualitative information about level 3 fair value measurements, see Note 10 – Servicing Assets.

During the years ended December 31, 2020, 2019 and 2018, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at December 31, 2020:

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$47,295	Cash flow valuation	Constant prepayment rate	5.02% - 35.22%	6.87%
			Discount rate	10.00% - 15.50%	11.52%

Collateral dependent loans	$29,279	Fair value of property or collateral	Appraised value less disposition costs	15.20% - 29.20%	19.88%

Foreclosed real estate	$11,596	Fair value of property or collateral	Appraised value less disposition costs	14.20% - 29.20%	18.68%

Other repossessed assets	$1,816	Fair value of property or collateral	Estimated net realizable value less disposition costs	30.00% - 62.00%	52.06%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of Oriental’s financial instruments at December 31, 2020 and 2019 is as follows:

	December 31,
	2020		2019
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$2,154,202	$2,154,202	$851,307	$851,307
Restricted cash	$1,375	$1,375	$1,450	$1,450
Investment securities available-for-sale	$10,983	$10,983	$397,183	$397,183
Level 2
Financial Assets:
Trading securities	$22	$22	$37	$37
Investment securities available-for-sale	$435,455	$435,455	$676,986	$676,986
Federal Home Loan Bank (FHLB) stock	$8,278	$8,278	$13,048	$13,048
Other investments	$3,962	$3,962	$560	$560
Derivative assets	$-	$-	$6	$6
Financial Liabilities:
Derivative liabilities	$1,712	$1,712	$913	$913
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$6,323,689	$6,501,259	$5,894,745	$6,641,847
Accrued interest receivable	$65,547	$65,547	$36,781	$36,781
Servicing assets	$47,295	$47,295	$50,779	$50,779
Accounts receivable and other assets	$78,845	$78,845	$78,595	$78,595
Financial Liabilities:
Deposits	$8,422,599	$8,415,640	$7,679,685	$7,698,610
Securities sold under agreements to repurchase	$-	$-	$190,345	$190,274
Advances from FHLB	$68,147	$65,561	$79,620	$78,009
Other borrowings	$707	$707	$1,195	$1,195
Subordinated capital notes	$33,325	$36,083	$35,886	$36,083
Accrued expenses and other liabilities	$154,418	$154,418	$185,660	$185,660

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2020 and 2019:

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 29 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Banking service revenues:
Checking accounts fees	$8,577	$6,003	$5,878
Savings accounts fees	1,451	658	635
Electronic banking fees	47,542	32,282	32,431
Credit life commissions	254	531	541
Branch service commissions	1,462	1,491	1,581
Servicing and other loan fees	2,485	1,367	1,844
International fees	623	521	718
Miscellaneous income	185	13	10
Total banking service revenues	62,579	42,866	43,638

Wealth management revenue:
Insurance income	13,618	6,826	6,956
Broker fees	6,828	7,544	6,996
Trust fees	10,446	10,922	10,878
Retirement plan and administration fees	897	932	1,095
Investment banking fees	-	-	9
Total wealth management revenue	31,789	26,224	25,934

Mortgage banking activities:
Net servicing fees	12,120	3,854	5,024
Net gains on sale of mortgage loans and valuation	4,437	527	305
Other	(53)	(106)	(562)
Total mortgage banking activities	16,504	4,275	4,767
Total banking and financial service revenues	$110,872	$73,365	$74,339

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 30 – BUSINESS SEGMENTS

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$462,493	$59	$10,795	$473,347	$-	$473,347
Interest expense	(57,811)	-	(7,104)	(64,915)	-	(64,915)
Net interest income	404,682	59	3,691	408,432	-	408,432
Provision for loan and lease losses, net	(92,237)	-	(435)	(92,672)	-	(92,672)
Non-interest income	87,810	32,043	4,499	124,352	-	124,352
Non-interest expenses	(320,997)	(20,240)	(4,049)	(345,286)	-	(345,286)
Intersegment revenue	2,443	-	-	2,443	(2,443)	-
Intersegment expenses	-	(1,164)	(1,279)	(2,443)	2,443	-
Income before income taxes	$81,701	$10,698	$2,427	$94,826	$-	$94,826
Income tax expense	15,939	4,506	54	20,499	-	20,499
Net income	$65,762	$6,192	$2,373	$74,327	$-	$74,327
Total assets	$8,478,326	$32,893	$2,436,029	$10,947,248	$(1,121,237)	$9,826,011

	Year Ended December 31, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$337,448	$69	$36,278	$373,795	$-	$373,795
Interest expense	(36,023)	-	(14,979)	(51,002)	-	(51,002)
Net interest income	301,425	69	21,299	322,793	-	322,793
Provision for loan and lease losses, net	(96,504)	-	(288)	(96,792)	-	(96,792)
Non-interest income	47,517	26,649	8,327	82,493	-	82,493
Non-interest expenses	(211,755)	(17,163)	(4,326)	(233,244)	-	(233,244)
Intersegment revenue	2,207	-	-	2,207	(2,207)	-
Intersegment expenses	-	(652)	(1,555)	(2,207)	2,207	-
Income before income taxes	$42,890	$8,903	$23,457	$75,250	$-	$75,250
Income tax expense	16,084	3,339	1,986	21,409	-	21,409
Net income	$26,806	$5,564	$21,471	$53,841	$-	$53,841
Total assets	$7,486,314	$33,369	$2,865,186	$10,384,869	$(1,087,208)	$9,297,661

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$320,084	$46	$40,289	$360,419	$-	$360,419
Interest expense	(29,746)	-	(14,779)	(44,525)	-	(44,525)
Net interest income	290,338	46	25,510	315,894	-	315,894
Provision for non-covered loan and lease losses	(55,885)	-	(223)	(56,108)	-	(56,108)
Non-interest income	53,592	26,457	46	80,095	-	80,095
Non-interest expenses	(186,460)	(16,440)	(4,181)	(207,081)	-	(207,081)
Intersegment revenue	2,126	-	-	2,126	(2,126)	-
Intersegment expenses	-	(788)	(1,338)	(2,126)	2,126	-
Income before income taxes	$103,711	$9,275	$19,814	$132,800	$-	$132,800
Income tax expense (benefit)	40,447	3,617	4,326	48,390	-	48,390
Net income	$63,264	$5,658	$15,488	$84,410	$-	$84,410
Total assets	$5,863,067	$25,757	$1,708,455	$7,597,279	$(1,013,927)	$6,583,352

NOTE 31 – OFG BANCORP (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, OFG Bancorp generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The payment of dividends by the Bank to OFG Bancorp may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. During 2020, 2019, and 2018, the Bank paid $26.1 million, $20.0 million and $37.7 million, respectively, in dividends to OFG Bancorp. During 2020, 2019, and 2018, Oriental Insurance paid $4.0 million, $6.0 million, and $4.0 million, respectively, in dividends to OFG Bancorp.

The following condensed financial information presents the financial position of the holding company only as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020, 2019 and 2018:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION

(Holding Company Only)

	December 31,
	2020	2019
	(In thousands)
ASSETS
Cash and cash equivalents	$26,529	$27,932
Investment in bank subsidiary, equity method	1,064,671	1,027,633
Investment in nonbank subsidiaries, equity method	32,293	32,803
Due from bank subsidiary, net	2,024	40
Deferred tax asset, net	2,637	-
Other assets	942	676
Total assets	$1,129,096	$1,089,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	5,223	5,222
Accrued expenses and other liabilities	1,816	2,301
Subordinated capital notes	36,083	36,083
Total liabilities	43,122	43,606
Stockholders’ equity	1,085,974	1,045,478
Total liabilities and stockholders’ equity	$1,129,096	$1,089,084

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF OPERATIONS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Income:
Interest income	$86	$828	$477
Investment trading activities, net and other	6,583	5,308	6,003
Total income	6,669	6,136	6,480
Expenses:
Interest expense	1,394	2,012	1,905
Operating expenses	7,483	7,516	7,980
Total expenses	8,877	9,528	9,885
Loss before income taxes	(2,208)	(3,392)	(3,405)
Income tax expense	(1,363)	1,705	2,400
Loss before changes in undistributed earnings of subsidiaries	(845)	(5,097)	(5,805)
Equity in undistributed earnings from:
Bank subsidiary	74,899	56,114	87,128
Nonbank subsidiaries	273	2,824	3,087
Net income	$74,327	$53,841	$84,410

OFG BANCORP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$74,327	$53,841	$84,410
Other comprehensive loss before tax:
Other comprehensive income from bank subsidiary	12,030	9,955	(8,014)
Other comprehensive loss before taxes	12,030	9,955	(8,014)
Income tax effect	-	-	-
Other comprehensive loss after taxes	12,030	9,955	(8,014)
Comprehensive income	$86,357	$63,796	$76,396

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$74,327	$53,841	$84,410
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings from banking subsidiary	(74,899)	(56,114)	(87,128)
Equity in undistributed earnings from nonbanking subsidiaries	(273)	(2,824)	(3,087)
Stock-based compensation	2,170	2,134	1,401
Deferred income tax, net	(2,637)	-	2,230
Net (increase) decrease in other assets	12	458	372
Net (decrease) increase in accrued expenses and other liabilities	(486)	64	203
Dividends from banking subsidiary	26,100	20,000	37,700
Dividends from non-banking subsidiary	9,531	6,017	4,000
Net cash provided by operating activities	33,845	23,576	40,101
Cash flows from investing activities:
Net increase in due from bank subsidiary, net	(1,984)	-	-
Net decrease (increase) in due to non-bank subsidiary, net	-	(14)	14
Proceeds from sales of premises and equipment	282	310	200
Capital contribution to banking subsidiary	(1,703)	(1,720)	(1,105)
Capital contribution to non-banking subsidiary	(9,013)	(13,518)	(24)
Additions to premises and equipment	(295)	(319)	(97)
Net cash (used in) investing activities	(12,713)	(15,261)	(1,012)
Cash flows from financing activities:
Proceeds from exercise of stock options and lapsed restricted units, net	583	1,294	508
Purchase of treasury stock	(2,226)	-	-
Dividends paid	(20,892)	(20,884)	(24,820)
Net cash used in financing activities	(22,535)	(19,590)	(24,312)
Net change in cash and cash equivalents	(1,403)	(11,275)	14,777
Cash and cash equivalents at beginning of year	27,932	39,207	24,430
Cash and cash equivalents at end of year	$26,529	$27,932	$39,207

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Oriental’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2020, an evaluation was carried out under the supervision and with the participation of Oriental’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Oriental’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, Oriental’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Oriental in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Oriental to disclose material information otherwise required to be set forth in Oriental’s periodic reports.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

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

The following table shows certain information pertaining to the awards under the Omnibus Plan as of December 31, 2020:

	(a)		(b)		(c)
Number of Securities
	Number of Securities to be		Weighted-Average		Remaining Available for
	Issued Upon Exercise of		Exercise Price of		Future Issuance Under Equity
	Outstanding Options,		Outstanding Options,		Equity Compensation Plans (excluding
	Warrants and Rights		Warrants and Rights		those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	1,011,214	(1)	$7.19	(2)	857,028
	1,011,214		$7.19		857,028

(1) Includes 481,444 stock options and 529,770 restricted stock units.
(2) Exercise price related to stock options.

Oriental recorded $2.170 million, $2.134 million and $1.401 million related to stock-based compensation expense during the years ended December 31, 2020, 2019 and 2018, respectively.

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

Management’s Report on Internal Control Over Financial Reporting
Financial Statements:
Reports of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Financial Condition as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements

Financial Statement Schedules

No schedules are presented because the information is not applicable or is included in the accompanying consolidated financial statements or in the notes thereto described above.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Exhibits

Exhibit No.:	Description Of Document:

2.1	Stock Purchase Agreement dated June 26, 2019, between The Bank of Nova Scotia and Oriental Bank, and, solely for the purposes expressly provided therein, OFG Bancorp. (1)

2.2	Sale and Purchase Agreement (USVI) dated June 26, 2019, between The Bank of Nova Scotia and Oriental Bank, and, solely for the purposes expressly provided therein, OFG Bancorp. (2)
2.3	Sale and Purchase Agreement (PR) dated June 26, 2019, between The Bank of Nova Scotia and Oriental Bank, and, solely for the purposes expressly provided therein, OFG Bancorp. (3)
3.1	Composite Certificate of Incorporation.

3.2	Amended and Restated By-Laws.(4)

4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(5)

4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(6)

4.3	Certificate of Designations of 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(7)

4.4	Form of Certificate for the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(8)

4.5	Form of Certificate for the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(9)

4.6	Form of Certificate for the 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(7)

10.1	Change in Control Compensation Agreement between Oriental and José R. Fernández.(10)
10.2	Change in Control Compensation Agreement between Oriental and Ganesh Kumar (11)
10.3	Technology Outsourcing Agreement dated as of January 26, 2007, between Oriental and Metavante Corporation.(12)
10.4	OFG Bancorp 2007 Omnibus Performance Incentive Plan, as amended and restated.(13)
10.5	Form of qualified stock option award and agreement (14)
10.6	Form of restricted stock award and agreement (15)
10.7	Form of restricted unit award and agreement (16)
10.8	Form of performance shares award and agreement (17)
10.9	Employment Agreement dated as of February 28, 2018 between Oriental and José R. Fernández (18)
10.10	Amendment, dated as of May 31, 2018, to Technology Outsourcing Agreement between Oriental and Metavante Corporation (19)
10.11	Amendment, dated as of November 30, 2020, to Technology Outsourcing Agreement between Oriental and FIS.(20)

10.12	Amendment, dated February 26, 2020, to Employment Agreement between Oriental and José R. Fernández.
21.1	List of subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following materials from Oriental’s annual report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, and (v) Consolidated Statements of Cash Flow.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Incorporated herein by reference to Exhibit 2.1 of Oriental’s current report on Form 8-K filed with the SEC on July 2, 2019. Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

(2) Incorporated herein by reference to Exhibit 2.2 of Oriental’s current report on Form 8-K filed with the SEC on July 2, 2019. Portions of this exhibit have been omitted pursuant to Item 601(b)(2) )(ii) of Regulation S-K.

(3) Incorporated herein by reference to Exhibit 2.3 of Oriental’s current report on Form 8-K filed with the SEC on July 2, 2019. Portions of this exhibit have been omitted pursuant to Item 601(b)(2) )(ii) of Regulation S-K.

(4)Incorporated herein by reference to Exhibit 3(ii) of Oriental’s current report on Form 8-K filed with the SEC on January 28, 2021.

(5)Incorporated herein by reference to Exhibit 4.1 of Oriental’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(6)Incorporated herein by reference to Exhibit 4.1 of Oriental’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

(7) Incorporated herein by reference to Exhibit 3.1 of Oriental’s current report on Form 8-K filed with the SEC on November 8, 2012.

(8)Incorporated herein by reference to Exhibit 4.2 of Oriental’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

(9)Incorporated herein by reference to Exhibit 4.2 of Oriental’s registration statement on Form S-3, as amended, filed with the SEC on September 23, 2003.

(10)Incorporated herein by reference to Exhibit 10.12 of Oriental’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(11)Incorporated herein by reference to Exhibit 10.14 of Oriental’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(12)Incorporated herein by reference to Exhibit 10.23 of Oriental’s annual report on Form 10-K filed with the SEC on March 28, 2007. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(13)Incorporated herein by reference to Exhibit 4.1 of Oriental’s registration statement on Form S-8 filed with the SEC on October 7, 2013.

(14)Incorporated herein by reference to Exhibit 10.1 of Oriental’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(15)Incorporated herein by reference to Exhibit 10.2 of Oriental’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(16)Incorporated herein by reference to Exhibit 10.1 of Oriental’s quarterly report on Form 10-Q filed with the SEC on May 8, 2015.

(17) Incorporated herein by reference to Exhibit 10.1 of Oriental’s quarterly report on Form 10-Q filed with the SEC on November 2, 2018.

(18)Incorporated herein by reference to Exhibit 10.1 of Oriental’s quarterly report on Form 10-Q filed with the SEC on May 4, 2018.

(19)Incorporated herein by reference to Exhibit 10.1 of Oriental’s quarterly report on Form 10-Q filed with the SEC on August 3, 2018. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(20)Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: February 26, 2021
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: February 26, 2021
Maritza Arizmendi Díaz
Executive Vice President and Chief Financial Officer

By:	/s/ Krisen Aguirre Torres	Dated: February 26, 2021
Krisen Aguirre Torres
Vice President Financial Reporting and Accounting Control

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ Julian S. Inclán	Dated: February 26, 2021
Julian Inclán
Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: February 26, 2021
José Rafael Fernández
Vice Chairman of the Board

By:	/s/ Juan Carlos Aguayo	Dated: February 26, 2021
Juan Carlos Aguayo
Director

By:	/s/ Jorge Colón Gerena	Dated: February 26, 2021
Jorge Colón Gerena
Director

By:	/s/ Pedro Morazzani	Dated: February 26, 2021
Pedro Morazzani
Director

By:	/s/ Edwin Pérez Hernández	Dated: February 26, 2021
Edwin Pérez Hernández
Director

By:	/s/ Néstor de Jesús	Dated: February 26, 2021
Néstor de Jesús
Director

By:	/s/ Susan S. Harnett
Susan s. Harnett		Dated: February 26, 2021
Director