Form 10-Q
period 2021-03-31
OFG BANCORP
filed 2021-05-07
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

51,639,240 common shares ($1.00 par value per share) outstanding as of April 30, 2021

FORWARD-LOOKING STATEMENTS

The information included in this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of OFG Bancorp (“we,” “our,” “us” or “OFG”), including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on OFG’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which by their nature are beyond OFG’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

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

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; OFG’s ability to grow its core businesses; decisions to downsize, sell or close units or otherwise change OFG’s business mix; and management’s ability to identify and manage these and other risks.

All forward-looking statements included in this quarterly report on Form 10-Q are based upon information available to OFG as of the date of this report, and other than as required by law, including the requirements of applicable securities laws, OFG assumes no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31,	December 31,
	2021	2020
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,396,965	$2,142,294
Money market investments	11,401	11,908
Total cash and cash equivalents	2,408,366	2,154,202
Restricted cash	1,050	1,375
Investments:
Trading securities, at fair value, with amortized cost of $432 (December 31, 2020 - $432)	23	22
Investment securities available-for-sale, at fair value, with amortized cost of $462,115
(December 31, 2020, amortized cost $432,176); no allowance for credit losses	471,009	446,438
Investment securities held-to-maturity, at amortized cost
no allowance for credit losses	126,767	-
Federal Home Loan Bank (FHLB) stock, at cost	8,233	8,278
Other investments	5,557	3,962
Total investments	611,589	458,700
Loans:
Loans held-for-sale, at lower of cost or fair value	40,526	43,935
Loans held for investment, net of allowance for credit losses of $201,973 (December 31, 2020 - $204,809)	6,391,553	6,457,324
Total loans	6,432,079	6,501,259
Other assets:
Foreclosed real estate	15,598	11,596
Accrued interest receivable	61,028	65,547
Deferred tax asset, net	154,540	162,478
Premises and equipment, net	83,756	83,786
Customers' liability on acceptances	24,389	33,349
Servicing assets	47,911	47,295
Goodwill	86,069	86,069
Other intangible assets	43,445	45,896
Operating lease right-of-use assets	32,714	31,383
Other assets	150,808	143,076
Total assets	$10,153,342	$9,826,011

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020 (CONTINUED)

	March 31,	December 31,
	2021	2020
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,885,311	$4,613,309
Savings accounts	2,166,161	1,944,415
Time deposits	1,705,290	1,857,916
Total deposits	8,756,762	8,415,640
Borrowings:
Advances from FHLB	64,570	65,561
Subordinated capital notes	36,083	36,083
Other borrowings	443	707
Total borrowings	101,096	102,351
Other liabilities:
Derivative liabilities	1,465	1,712
Acceptances executed and outstanding	24,389	33,349
Operating lease liabilities	34,017	32,566
Accrued expenses and other liabilities	127,190	154,418
Total liabilities	9,044,919	8,740,036
Commitments and contingencies (See Note 26)	nil	nil
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2020 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 51,579,245 shares outstanding (December 31, 2020 - 59,885,234;
51,387,071 )	59,885	59,885
Additional paid-in capital	622,935	622,652
Legal surplus	106,165	103,269
Retained earnings	322,202	300,096
Treasury stock, at cost, 8,305,989 shares (December 31, 2020 - 8,498,163 shares)	(100,994)	(102,949)
Accumulated other comprehensive income (loss), net of tax of $-1,200 (December 31, 2020 - $-1,529)	6,230	11,022
Total stockholders’ equity	1,108,423	1,085,975
Total liabilities and stockholders’ equity	$10,153,342	$9,826,011

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

	Quarter Ended March 31,
	2021	2020
	(In thousands, except per share data)
Interest income:
Loans	$108,211	$116,435
Mortgage-backed securities	2,041	2,773
Investment securities and other	730	4,489
Total interest income	110,982	123,697
Interest expense:
Deposits	12,024	16,620
Securities sold under agreements to repurchase	-	1,002
Advances from FHLB and other borrowings	459	539
Subordinated capital notes	295	435
Total interest expense	12,778	18,596
Net interest income	98,204	105,101
Provision for credit losses	6,324	47,131
Net interest income after provision for credit losses	91,880	57,970
Non-interest income:
Banking service revenue	16,493	15,713
Wealth management revenue	7,388	7,286
Mortgage banking activities	5,571	3,234
Total banking and financial service revenues	29,452	26,233

Net gain on:
Sale of securities	-	4,728
Bargain purchase from Scotiabank PR & USVI acquisition	-	409
Other non-interest income	955	80
Total non-interest income, net	30,407	31,450

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020 (CONTINUED)

	Quarter Ended March 31,
	2021	2020
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	32,618	35,544
Occupancy, equipment and infrastructure costs	13,128	11,439
Electronic banking charges	8,232	9,588
Information technology expenses	4,254	6,934
Professional and service fees	4,536	5,789
Taxes, other than payroll and income taxes	3,661	3,177
Insurance	2,455	3,478
Foreclosed real estate and other repossessed assets (income) expenses	(50)	2,522
Loan servicing and clearing expenses	1,841	1,343
Advertising, business promotion, and strategic initiatives	1,431	1,629
Communication	966	971
Printing, postage, stationary and supplies	1,217	722
Director and investor relations	300	310
Merger and restructuring charges	-	304
Pandemic expenses	1,769	168
Other	1,308	3,404
Total non-interest expense	77,666	87,322
Income before income taxes	44,621	2,098
Income tax expense	14,248	297
Net income	30,373	1,801
Less: dividends on preferred stock	(1,255)	(1,628)
Income available to common shareholders	$29,118	$173
Earnings per common share:
Basic	$0.57	$-
Diluted	$0.56	$-
Average common shares outstanding and equivalents	51,616	51,713
Cash dividends per share of common stock	$0.08	$0.07

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

	Quarter Ended March 31,
	2021	2020
	(In thousands)

Net income	$30,373	$1,801
Other comprehensive income (loss) before tax:
Unrealized (loss) gain on securities available-for-sale	(5,367)	13,929
Realized gain on sale of securities available-for-sale	-	(4,728)
Unrealized gain (loss) on cash flow hedges	247	(1,150)
Other comprehensive (loss) income before taxes	(5,120)	8,051
Income tax effect	328	(753)
Other comprehensive (loss) income after taxes	(4,792)	7,298
Comprehensive income	$25,581	$9,099

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Preferred stock:
Balance at beginning of period	$92,000	$92,000
Balance at end of period	92,000	92,000
Common stock:
Balance at beginning of period	59,885	59,885
Balance at end of period	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	622,652	621,515
Stock-based compensation expense	2,209	501
Lapsed restricted stock units	(1,926)	(810)
Balance at end of period	622,935	621,206
Legal surplus:
Balance at beginning of period	103,269	95,779
Transfer from retained earnings	2,896	166
Balance at end of period	106,165	95,945
Retained earnings:
Balance at beginning of period	300,096	279,646
Topic 326 adoption	-	(25,494)
Balance at beginning of period (as adjusted for change in accounting principle)	300,096	254,152
Net income	30,373	1,801
Cash dividends declared on common stock[1]	(4,116)	(3,602)
Cash dividends declared on preferred stock	(1,255)	(1,628)
Transfer to legal surplus	(2,896)	(166)
Balance at end of period	322,202	250,557
Treasury stock:
Balance at beginning of period	(102,949)	(102,339)
Stock repurchased	-	(2,226)
Lapsed restricted stock units and options	1,955	1,276
Balance at end of period	(100,994)	(103,289)
Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	11,022	(1,008)
Other comprehensive income (loss), net of tax	(4,792)	7,298
Balance at end of period	6,230	6,290
Total stockholders’ equity	$1,108,423	$1,022,594
[1] Dividends declared per common share during the quarter ended March 31, 2021 - $0.08 (March 31, 2020 - $0.07).

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$30,373	$1,801
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value (discounts) premiums on loans	51	(2,239)
Amortization of investment securities premiums, net of accretion of discounts	787	1,906
Amortization of other intangible assets	2,451	2,791
Net change in operating leases	120	130
Depreciation and amortization of premises and equipment	3,366	3,001
Deferred income tax expense, net	8,451	(6,226)
Provision for credit losses	6,324	47,131
Stock-based compensation	2,209	501
(Gain) loss on:
Sale of securities	-	(4,728)
Sale of loans	(1,894)	(565)
Foreclosed real estate and other repossessed assets	(1,583)	554
Sale of other assets	(181)	(7)
Originations and purchases of loans held-for-sale	(92,264)	(31,401)
Proceeds from sale of loans held-for-sale	62,886	19,133
Net (increase) decrease in:
Trading securities	(1)	8
Accrued interest receivable	4,519	(3,067)
Servicing assets	(616)	1,492
Other assets	(7,190)	18,791
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(291)	(1,136)
Accrued expenses and other liabilities	18,887	(28,815)
Net cash (used in) provided by operating activities	36,404	19,055

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020 (CONTINUED)

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(25,894)	(618)
Investment securities held-to-maturity	(126,777)	-
Other investments	(1,595)	(413)
Maturities and redemptions of:
Investment securities available-for-sale	25,218	135,149
FHLB stock	45	2,747
Proceeds from sales of:
Investment securities available-for-sale	-	320,984
Foreclosed real estate and other repossessed assets, including write-offs	10,159	11,010
Premises and equipment	580	7
Origination and purchase of loans, excluding loans held-for-sale	(435,363)	(249,157)
Principal repayment of loans	470,510	241,638
Additions to premises and equipment	(3,564)	(3,730)
Net cash provided by (used in) investing activities	$(86,681)	$457,617
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	310,712	145,096
Securities sold under agreements to repurchase	-	(140,000)
FHLB advances, federal funds purchased, and other borrowings	(1,254)	(1,598)
Exercise of stock options with treasury shares	29	466
Purchase of treasury stock	-	(2,226)
Dividends paid on preferred stock	(1,255)	(1,628)
Dividends paid on common stock	(4,116)	(3,598)
Net cash provided by (used in) financing activities	$304,116	$(3,488)
Net change in cash, cash equivalents and restricted cash	253,839	473,184
Cash, cash equivalents and restricted cash at beginning of period	2,155,577	852,757
Cash, cash equivalents and restricted cash at end of period	$2,409,416	$1,325,941
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$2,396,965	$1,314,688
Money market investments	11,401	10,203
Restricted cash	1,050	1,050
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,409,416	$1,325,941
See notes to unaudited consolidated financial statements

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$9,393	$15,584
Income taxes paid	$-	$5,000
Operating lease liabilities paid	$3,253	$3,208
Mortgage loans held-for-sale securitized into mortgage-backed securities	$30,040	$26,783
Transfer from loans to foreclosed real estate and other repossessed assets	$13,583	$8,716
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$-	$261
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$4,544	$-
Financed sales of foreclosed real estate	$53	$-
Loans booked under the GNMA buy-back option	$40,777	$75,314
See notes to unaudited consolidated financial statements

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), and OFG Ventures LLC (“OFG Ventures”). OFG also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”) through which it issued trust preferred securities. Through its operating subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank, a Puerto Rico commercial bank, in an FDIC-assisted acquisition. On February 6, 2017, the Bank and the FDIC agreed to terminate the shared-loss agreements related to the Eurobank Acquisition. On December 18, 2012, OFG acquired a group of Puerto Rico-based entities that included Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR”), a Puerto Rico commercial bank, as well as a securities broker-dealer and an insurance agency, which is referred to herein as the “BBVAPR Acquisition.” On December 31, 2019, OFG purchased from the BNS all outstanding common stock of Scotiabank de Puerto Rico (“SBPR”). Immediately following the closing of the Scotiabank Acquisition, OFG merged SBPR with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. As part of this transaction, Oriental Bank also acquired the U.S. Virgin Islands banking operations of BNS through an acquisition of certain assets and an assumption of certain liabilities, and certain loans and assumed certain liabilities from BNS’s Puerto Rico branch. This transaction is referred to as the “Scotiabank PR & USVI Acquisition.” These acquired businesses have been integrated for financial reporting purposes.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of Coronavirus (Covid-19). The pandemic has significantly impacted economic conditions in P.R. and the U.S., creating significant uncertainties. To address the economic impact in the U.S., in March and April 2020, the President signed into law four economic stimulus packages to provide relief to businesses and individuals, including the $2.2 trillion Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On December 27, 2020, the President signed into law the Coronavirus Response and Relief Supplemental Appropriations Act, a $900 billion coronavirus relief bill as part of a larger $1.4 trillion omnibus spending and appropriations bill. Refer to Management Discussion and Analysis for additional information. On March 11, 2021, the President signed into law the American Rescue Plan Act of 2021, a $1.9 trillion coronavirus rescue package designed to facilitate the United States’ recovery from the devastating economic and health effects of the COVID-19 pandemic. The package includes direct stimulus payments of $1,400, extends unemployment compensation, continues eviction and foreclosure moratoriums, and increases the Child Tax Credit while making it fully refundable. It provides funds for state and local governments to help compensate for lost tax revenues, money for schools from kindergarten through eighth grade to safely reopen amid the pandemic and subsidizes Covid-19 testing and vaccination programs.

Basis of Presentation

The accompanying unaudited consolidated financial statements of OFG have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies

OFG’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

New Accounting Updates Adopted in 2021

Simplifying the Accounting for Income Taxes (Topic 740)

On January 1, 2021, OFG adopted ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period tax allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Our adoption of this standard did not have an impact on our financial statements.

Investments—Equity Securities (Topic 321), Investments—Equity Method And Joint Ventures (Topic 323), And Derivatives And Hedging (Topic 815)—Clarifying The Interactions Between Topic 321, Topic 323, And Topic 815 (A Consensus Of The Emerging Issues Task Force)

On January 1, 2021, OFG adopted ASU 2020-01, which clarifies accounting for certain equity method investments (ASU 2020-01) clarifies the interactions between Topic 321 (equity securities), Topic 323 (equity method and joint ventures) and Topic 815 (derivatives and hedge accounting). The ASU addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. Our adoption of this standard did not an impact on our financial statements.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)

On January 1, 2021, OFG adopted ASU 2020-04, which provides accounting relief from the future impact of the cessation of LIBOR by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated resulting from such changes provided certain criteria are met. Our adoption of this standard did not have an impact on our contracts that referenced to Libor rate. OFG will continue to monitor to identify when these changes take effect in order to take advantage of this ASU.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of OFG’s restricted cash:

	March 31,	December 31,
	2021	2020
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Regulatory requirements	$-	$325
Obligations under agreement of loans sold with recourse	1,050	1,050
	$1,050	$1,375

At both March 31, 2021 and December 31, 2020, the Bank’s international banking entities held short-term highly liquid securities in the amount of $305 thousand and $325 thousand as the legal reserve required for international banking entities under Puerto Rico law. In addition, as part of the Scotiabank PR & USVI acquisition on December 31, 2020, cash of $325 thousand was held for the acquired international banking entity that was retained as part of the integration. These instruments cannot be withdrawn or transferred without the prior written approval of the OCFI.

OFG has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both, March 31, 2021 and December 31, 2020, OFG delivered as collateral cash amounting to approximately $1.1 million.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered March 31, 2021 was $441.5 million (December 31, 2020 - $408.5 million). At March 31, 2021 and December 31, 2020, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2021 and December 31, 2020, money market instruments included as part of cash and cash equivalents amounted to $11.4 million and $11.9 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by OFG at March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$220,735	$3,854	$3,593	$220,996	1.73%
GNMA certificates	193,884	7,624	160	201,348	2.20%
CMOs issued by US government-sponsored agencies	34,422	907	-	35,329	1.96%
Total mortgage-backed securities	449,041	12,385	3,753	457,673	1.95%
Investment securities
US Treasury securities	10,739	207	-	10,946	1.49%
Obligations of US government-sponsored agencies	1,496	16	-	1,512	1.39%
Other debt securities	839	39	-	878	2.28%
Total investment securities	13,074	262	-	13,336	1.53%
Total securities available for sale	$462,115	$12,647	$3,753	$471,009	1.94%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$126,767	$-	$1,289	$125,478	1.21%

	December 31, 2020
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$206,195	$4,786	$32	$210,949	1.78%
GNMA certificates	174,472	8,478	178	182,772	2.21%
CMOs issued by US government-sponsored agencies	38,309	905	-	39,214	1.96%
Total mortgage-backed securities	418,976	14,169	210	432,935	1.97%
Investment securities
US Treasury securities	10,740	243	-	10,983	1.49%
Obligations of US government-sponsored agencies	1,585	21	-	1,606	1.39%
Other debt securities	875	39	-	914	2.31%
Total investment securities	13,200	303	-	13,503	1.53%
Total securities available-for-sale	$432,176	$14,472	$210	$446,438	1.96%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective January 1, 2020, OFG adopted the new accounting standard for credit losses that requires evaluation of available-for-sale and held-to-maturity debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. At March 31, 2021 and December 31, 2020, all securities held by OFG are issued by U.S. government entities and agencies that have a zero-credit loss assumption.

The amortized cost and fair value of OFG’s investment securities at March 31, 2021, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due less than one year
FNMA and FHLMC certificates	$141	$148	$-	$-
Total due in less than one year	141	148	-	-
Due from 1 to 5 years
GNMA certificates	395	396	-	-
Total due from 1 to 5 years	395	396	-	-
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$29,295	$30,106	$-	$-
FNMA and FHLMC certificates	92,424	95,664	-	-
GNMA certificates	52,748	54,294	-	-
Total due after 5 to 10 years	174,467	180,064	-	-
Due after 10 years
FNMA and FHLMC certificates	$128,170	$125,184	$126,767	$125,478
GNMA certificates	140,741	146,658	-	-
CMOs issued by US government-sponsored agencies	5,127	5,223	-	-
Total due after 10 years	274,038	277,065	126,767	125,478
Total mortgage-backed securities	449,041	457,673	126,767	125,478
Investment securities
Due less than one year
Obligations of US government-sponsored agencies	$1,496	$1,512	$-	$-
US Treasury securities	735	735	-	-
Other debt securities	250	250	-	-
Total due in less than one year	2,481	2,497	-	-
Due from 1 to 5 years
US Treasury securities	$10,004	$10,211	$-	$-
Other debt securities	589	628	-	-
Total due from 1 to 5 years	10,593	10,839	-	-
Due from 5 to 10 years
Total investment securities	13,074	13,336	-	-
Total	$462,115	$471,009	$126,767	$125,478

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the quarter ended March 31, 2020, OFG sold $316.3 million available-for-sale mortgage-backed securities and recognized a $4.7 million gain in the sale. There were no sales of securities during the quarter ended on March 31, 2021.

During the quarters ended March 31, 2021 and 2020, OFG retained securitized GNMA pools totaling $30.0 million and $26.8 million amortized cost, respectively, at a yield of 2.22% and 2.82%, from its own originations.

	Quarter Ended March 31, 2020
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$229,571	$227,213	$2,358	$-
GNMA certificates	91,413	89,043	2,370	-
Total	$320,984	$316,256	$4,728	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table show OFG’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at March 31, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2021
	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$108,552	$3,750	$104,802
GNMA certificates	536	3	533
	$109,088	$3,753	$105,335

Held-to-maturity
FNMA and FHLMC certificates	$126,767	$1,289	$125,478

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$108,552	$3,750	$104,802
GNMA certificates	536	3	533
	$109,088	$3,753	$105,335

Held-to-maturity
FNMA and FHLMC certificates	$126,767	$1,289	$125,478

	December 31, 2020
	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$34,628	$32	$34,596
GNMA certificates	5,104	178	4,926
	$39,732	$210	$39,522

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$34,628	$32	$34,596
GNMA certificates	5,104	178	4,926
	$39,732	$210	$39,522

OFG had no investment securities with continuous loss position for 12 months or more at March 31, 2021 or December 31, 2020.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - LOANS

OFG’s loan portfolio is composed of four segments, commercial, mortgage, consumer, and auto. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio.

The composition of the amortized cost basis of OFG’s loan portfolio at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021			December 31, 2020
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)			(In thousands)
Commercial loans:
Commercial secured by real estate	$825,735	$233,161	$1,058,896	$807,284	$243,229	$1,050,513
Other commercial and industrial	620,184	39,632	659,816	647,444	39,931	687,375
Commercial Paycheck Protection Program (PPP Loans)	311,823	-	311,823	289,218	-	289,218
US Loan Program	381,183	-	381,183	374,904	-	374,904
	2,138,925	272,793	2,411,718	2,118,850	283,160	2,402,010
Mortgage	791,062	1,406,044	2,197,106	823,443	1,459,932	2,283,375
Consumer:
Personal loans	301,204	814	302,018	313,257	1,043	314,300
Credit lines	41,600	306	41,906	43,805	351	44,156
Credit cards	52,066	-	52,066	56,185	-	56,185
Overdraft	203	-	203	305	-	305
Auto	1,565,473	23,036	1,588,509	1,534,269	27,533	1,561,802
	1,960,546	24,156	1,984,702	1,947,821	28,927	1,976,748
	4,890,533	1,702,993	6,593,526	4,890,114	1,772,019	6,662,133
Allowance for credit losses	(156,978)	(44,995)	(201,973)	(161,015)	(43,794)	(204,809)
Total loans held for investment	4,733,555	1,657,998	6,391,553	4,729,099	1,728,225	6,457,324
Mortgage loans held for sale	38,220	-	38,220	41,654	-	41,654
Other loans held for sale	2,306	-	2,306	2,281	-	2,281
Total loans held for sale	40,526	-	40,526	43,935	-	43,935
Total loans, net	$4,774,081	$1,657,998	$6,432,079	$4,773,034	$1,728,225	$6,501,259

At March 31, 2021 and December 31, 2020, OFG had carrying balances of $99.2 million and $99.1 million, respectively, in loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, as part of the institutional commercial loan segment. The Bank’s loans to the Puerto Rico government amounting to $98.1 million and $98.0 million at March 31, 2021 and December 31, 2020, respectively, are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below present the aging of the amortized cost of loans held for investment at March 31, 2021 and December 31, 2020, by class of loans. Mortgage loans past due include $40.8 million and $56.2 million, respectively, of delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	March 31, 2021
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$1,065	$1,250	$17,248	$19,563	$806,172	$825,735	$-
Other commercial and industrial	800	796	4,907	6,503	925,504	932,007	-
US Loan Program	-	-	-	-	381,183	381,183	-
	1,865	2,046	22,155	26,066	2,112,859	2,138,925	-
Mortgage	7,985	9,363	86,253	103,601	687,461	791,062	3,579
Consumer
Personal loans	3,699	1,760	1,372	6,831	294,373	301,204	-
Credit lines	779	523	575	1,877	39,723	41,600	-
Credit cards	1,006	430	844	2,280	49,786	52,066	-
Overdraft	53	-	-	53	150	203	-
Auto	51,821	23,628	11,468	86,917	1,478,556	1,565,473	-
	57,358	26,341	14,259	97,958	1,862,588	1,960,546	-
Total loans	$67,208	$37,750	$122,667	$227,625	$4,662,908	$4,890,533	$3,579

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Nonaccrual with	Nonaccrual with no		Nonaccrual with	Nonaccrual with no
	Allowance	Allowance		Allowance	Allowance
	for Credit Loss	for Credit Loss	Total	for Credit Loss	for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$17,019	$19,915	$36,934	$15,225	$21,462	$36,687
Other commercial and industrial	2,701	3,141	5,842	2,138	3,174	5,312
	19,720	23,056	42,776	17,363	24,636	41,999
Mortgage	24,128	18,356	42,484	24,920	17,747	42,667
Consumer
Personal loans	1,132	315	1,447	1,752	377	2,129
Personal lines of credit	609	-	609	1,272	-	1,272
Credit cards	845	-	845	1,586	-	1,586
Auto and leasing	11,842	-	11,842	20,766	-	20,766
	14,428	315	14,743	25,376	377	25,753
Total non-accrual loans	$58,276	$41,727	$100,003	$67,659	$42,760	$110,419

PCD:
Commercial
Commercial secured by real estate	$29,795	$4,010	$33,805	$31,338	$4,031	$35,369
Other commercial and industrial	1,102	-	1,102	1,102	-	1,102
	30,897	4,010	34,907	32,440	4,031	36,471
Mortgage	957	-	957	1,003	-	1,003
Consumer
Personal loans	-	-	-	1	-	1
	-	-	-	1	-	1
Total non-accrual loans	$31,854	$4,010	$35,864	$33,444	$4,031	$37,475
	$90,130	$45,737	$135,867	$101,103	$46,791	$147,894

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans.

At March 31, 2021 and December 31 2020, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $119.5 million and $109.2 million, respectively, as they were performing under their new terms.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

OFG offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure. The amount of outstanding commitments to lend additional funds to commercial borrowers whose terms have been modified in TDRs amounted to $3.7 million and $7.7 million at March 31, 2021 and December 31, 2020, respectively.

The following table presents the troubled-debt restructurings in all loan portfolios at March 31, 2021 and December 31, 2020.

	March 31, 2021
				Related
	Accruing	Non-accruing	Total	Allowance
	(In thousands)
Commercial
Commercial secured by real estate	$9,911	$16,279	$26,190	$201
US loan program	7,157	$-	$7,157	$252
Other commercial and industrial	3,741	363	4,104	104
	20,809	16,642	37,451	557
Mortgage	93,930	11,378	105,308	4,578
Consumer
Personal loans	4,436	$91	4,527	237
Auto and leasing	300	$67	367	21
	4,736	158	4,894	258
Total loans	$119,475	$28,178	$147,653	$5,393

	December 31, 2020
				Related
	Accruing	Non-accruing	Total	Allowance
	(In thousands)
Commercial
Commercial secured by real estate	$5,319	$16,609	$21,928	$72
US loan program	7,157	-	7,157	345
Other commercial and industrial	3,872	375	4,247	59
	16,348	16,984	33,332	476
Mortgage	87,539	11,202	98,741	4,882
Consumer
Personal loans	4,944	67	5,011	257
Auto and leasing	331	44	375	23
	5,275	111	5,386	280
Total loans	$109,162	$28,297	$137,459	$5,638

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TDRs disclosed above were not related to Covid-19 modifications. Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an option to elect to not account for certain loan modifications related to Covid-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 and at the time of modification program implementation, respectively, and meets other applicable criteria. OFG’s loan deferrals outstanding balances at March 31, 2021 and December 31, 2020 of approximately $81.7 million and $95.7 million resulting from the Covid-19 pandemic were not classified as a TDR.

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

Loan modifications that are considered TDR loans completed during the quarters ended March 31, 2021 and 2020 were as follows:

	Quarter Ended March 31, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	26	$3,557	3.99%	300	$3,580	3.61%	333
Commercial	2	185	7.21%	58	204	6.80%	58
Consumer	2	16	11.76%	54	17	9.93%	63
Auto	5	82	6.81%	66	82	9.81%	36

	Quarter Ended March 31, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	26	$3,093	5.14%	359	$3,046	4.29%	360
Commercial	1	281	8.00%	105	281	6.00%	240
Consumer	15	199	13.70%	67	204	11.05%	82
Auto	1	14	18.95%	60	17	13.95%	84

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended March 31, 2021 and 2020:

	Twelve month period ended March 31,
	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	13	$1,507	26	$3,037
Consumer	-	$-	107	$1,543
Auto	10	$57	-	$-

As of March 31, 2021, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $26.6 million. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through the state’s court. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

Collateral-dependent Loans

The table below present the amortized cost of collateral-dependent loans held for investment at March 31, 2021 and December 31, 2020, by class of loans.

	March 31, 2021	December 31, 2020
	(In thousands)
Commercial loans:
Commercial secured by real estate	$27,737	$29,279

PCD loans, except for single pooled loans, are not included in the table above as their unit of account is the loan pool.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Quality Indicators

OFG categorizes its loans into loan grades based on relevant information about the ability of borrowers to service their debt, such as economic conditions, portfolio risk characteristics, prior loss experience, and the results of periodic credit reviews of individual loans.

OFG uses the following definitions for loan grades:

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2021 and based on the most recent analysis performed, the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans						Revolving
	Amortized Cost Basis by Origination Year						Loans
							Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$29,153	$126,942	$100,998	$91,870	$81,103	$214,032	$32,247	$676,345
Special Mention	683	10,535	49,923	23,023	10,420	12,092	941	107,617
Substandard	873	492	132	944	8,869	22,266	8,170	41,746
Doubtful	-	-	-	-	-	27	-	27
Loss	-	-	-	-	-	-	-	-
Total commercial secured by real estate	30,709	137,969	151,053	115,837	100,392	248,417	41,358	825,735
Other commercial and industrial:
Loan grade:
Pass	134,725	285,991	57,689	71,665	13,104	15,498	291,380	870,052
Special Mention	403	97	8,257	19,701	20	-	27,404	55,882
Substandard	718	23	58	503	135	2,885	1,689	6,011
Doubtful	-	-	-	-	-	-	62	62
Loss	-	-	-	-	-	-	-	-
Total other commercial and industrial:	135,846	286,111	66,004	91,869	13,259	18,383	320,535	932,007
US Loan Program:
Loan grade:
Pass	25,365	63,707	64,054	77,425	1,174	-	88,957	320,682
Special Mention	63	-	1,499	33,024	-	-	1,250	35,836
Substandard	-	7,157	-	17,508	-	-	-	24,665
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total US loan program:	25,428	70,864	65,553	127,957	1,174	-	90,207	381,183
Total commercial loans	$191,983	$494,944	$282,610	$335,663	$114,825	$266,800	$452,100	$2,138,925

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2020 the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
	(In thousands)
Commercial
Commercial secured by real estate:
Loan grade:
Pass	$113,474	$105,156	$106,283	$81,338	$44,008	$187,189	$30,686	$668,134
Special Mention	10,592	20,605	5,233	11,771	8,514	3,090	37,680	97,485
Substandard	183	63	758	8,923	584	23,746	7,331	41,588
Doubtful	-	-	-	-	-	77	-	77
Total commercial secured by real estate	124,249	125,824	112,274	102,032	53,106	214,102	75,697	807,284
Other commercial and industrial:
Loan grade:
Pass	384,901	84,433	75,023	14,502	8,326	7,922	300,429	875,536
Special Mention	151	8,242	19,626	-	-	3,337	23,732	55,088
Substandard	207	66	486	164	2,809	119	2,122	5,973
Doubtful	-	-	-	-	-	-	65	65
Total other commercial and industrial:	385,259	92,741	95,135	14,666	11,135	11,378	326,348	936,662
US Loan Program:
Loan grade:
Pass	68,688	62,264	77,762	7,124	-	-	98,324	314,162
Special Mention	-	1,501	33,282	-	-	-	1,250	36,033
Substandard	7,156	-	17,553	-	-	-	-	24,709
Total US loan program	75,844	63,765	128,597	7,124	-	-	99,574	374,904
Total Commercial	$585,352	$282,330	$336,006	$123,822	$64,241	$225,480	$501,619	$2,118,850

At March 31, 2021 and December 31, 2020, the balance of revolving loans converted to term loans was $22.4 million and $21.0 million, respectively.

OFG considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables presents the amortized cost in mortgage and consumer loans based on payment activity as of March 31, 2021:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

								Revolving Loans
	Term Loans						Revolving	Converted to
	Amortized Cost Basis by Origination Year						Loans	Term Loans
							Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
	(In thousands)
Mortgage:
Payment performance:
Performing	$1,401	$15,224	$19,075	$25,374	$31,350	$647,705	$-	$-	$740,129
Nonperforming	-	292	848	576	1,239	47,978	-	-	50,933
Total mortgage loans:	1,401	15,516	19,923	25,950	32,589	695,683	-	-	791,062
Consumer:
Personal loans:
Payment performance:
Performing	26,562	80,435	102,397	50,340	24,050	15,975	-	-	299,759
Nonperforming	41	287	297	311	105	404	-	-	1,445
Total personal loans	26,603	80,722	102,694	50,651	24,155	16,379	-	-	301,204
Credit lines:
Payment performance:
Performing	-	-	-	-	-	-	40,991	-	40,991
Nonperforming	-	-	-	-	-	-	609	-	609
Total credit lines	-	-	-	-	-	-	41,600	-	41,600
Credit cards:
Payment performance:
Performing	-	-	-	-	-	-	51,221	-	51,221
Nonperforming	-	-	-	-	-	-	845	-	845
Total credit cards	-	-	-	-	-	-	52,066	-	52,066
Overdrafts:
Payment performance:
Performing	-	-	-	-	-	-	203	-	203
Nonperforming	-	-	-	-	-	-	-	-	-
Total overdrafts	-	-	-	-	-	-	203	-	203
Total consumer loans	26,603	80,722	102,694	50,651	24,155	16,379	93,869	-	395,073
Total mortgage and consumer loans	$28,004	$96,238	$122,617	$76,601	$56,744	$712,062	$93,869	$-	$1,186,135

The following tables presents the amortized cost in mortgage and consumer loans based on payment activity as of December 31, 2020:

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG evaluates credit quality for auto loans and leases based on FICO score. The following table presents the amortized cost in auto loans and leases based on their most recent FICO score as of March 31, 2021 and December 31, 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
	As of March 31, 2021

	2021	2020	2019	2018	2017	Prior	Total
	(In thousands)
Auto:
FICO score:
1-660	29,952	122,644	107,378	93,079	54,146	45,453	452,652
661-699	22,478	90,880	64,106	43,649	22,486	20,131	263,730
700+	49,001	186,997	216,481	164,041	83,684	68,988	769,192
No FICO	10,010	20,124	22,078	13,465	7,616	6,606	79,899
Total auto:	$111,441	$420,645	$410,043	$314,234	$167,932	$141,178	$1,565,473

	Term Loans
	Amortized Cost Basis by Origination Year
	As of December 31, 2020

	2020	2019	2018	2017	2016	Prior	Total
	(In thousands)
Auto:
FICO score:
1-660	121,878	112,476	97,725	56,935	30,307	22,360	441,681
661-699	84,673	68,698	44,633	23,308	13,571	9,031	243,914
700+	173,834	214,287	164,205	85,743	45,947	32,177	716,193
No FICO	21,512	42,597	33,305	18,127	9,656	7,284	132,481
Total auto:	$401,897	$438,058	$339,868	$184,113	$99,481	$70,852	$1,534,269

Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES

On January 1, 2020, OFG adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in OFG’s relevant financial assets. Upon adoption of the new accounting standard, OFG recorded a $89.7 million increase in the allowance for credit losses on January 1, 2020. For Non-PCD loans, which represents 70% of the total loan portfolio, a $39.2 million allowance was recorded. For PCD loans, which represents 30% of the total loan portfolio, a $50.5 million adjustment was made through the allowance and loan balances with no impact in capital.

The allowance for credit losses is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG's assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends.

At March 31, 2021, OFG used a probability weighted scenario approach using Moody’s Economic Forecast Scenarios as it is expected that Puerto Rico’s economic performance should be close to the baseline scenario, and to a lesser extent to the S3 (pessimistic) scenario. In addition, the allowance for credit losses at March 31, 2021 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models such as commercial loans concentrated in certain industries. There are still many unknowns including the duration of the impact of Covid-19 on the economy and the results of the government fiscal and monetary actions.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the activity in OFG’s allowance for credit losses by segment for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31, 2021
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$45,779	$19,687	$25,253	$70,296	$161,015
Provision (recapture) for credit losses	1,542	(2,480)	(158)	4,039	2,943
Charge-offs	(68)	(787)	(4,469)	(9,083)	(14,407)
Recoveries	430	615	565	5,817	7,427
Balance at end of period	$47,683	$17,035	$21,191	$71,069	$156,978
PCD:
Balance at beginning of period	$16,405	$26,389	$57	$943	$43,794
Provision (recapture) for credit losses	(2,492)	5,994	(4)	(172)	3,326
Charge-offs	(43)	(2,590)	(22)	(456)	(3,111)
Recoveries	436	146	21	383	986
Balance at end of period	$14,306	$29,939	$52	$698	$44,995
Total allowance for credit losses at end of period	$61,989	$46,974	$21,243	$71,767	$201,973

	Quarter ended March 31, 2020
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$25,993	$8,727	$18,446	$31,878	$85,044
Impact of ASC 326 adoption	3,562	10,980	8,418	16,238	39,198
Provision for credit losses	21,890	156	6,270	14,034	42,350
Charge-offs	(3,771)	(418)	(6,015)	(13,053)	(23,257)
Recoveries	1,522	249	644	4,211	6,626
Balance at end of period	$49,196	$19,694	$27,763	$53,308	$149,961
PCD:
Balance at beginning of period	$8,893	$21,655	$-	$947	$31,495
Impact of ASC 326 adoption	42,143	7,830	181	368	50,522
Provision (recapture) for credit losses	(218)	6,139	364	(105)	6,180
Charge-offs	(2,357)	(5,143)	(431)	(375)	(8,306)
Recoveries	375	122	63	343	903
Balance at end of period	$48,836	$30,603	$177	$1,178	$80,794
Total allowance for loan and lease losses at end of period	$98,032	$50,297	$27,940	$54,486	$230,755

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31,
	2021	2020
	(In thousands)

Balance at beginning of period	$11,596	$29,909
Additions	6,637	1,900
Sales	(2,423)	(3,967)
Decline in value	(212)	(550)
Balance at end of period	$15,598	$27,292

NOTE 7 - SERVICING ASSETS

At March 31, 2021, the servicing asset amounted to $47.9 million ($47.3 million — December 31, 2020) related to mortgage servicing rights. The impact of Covid-19 has been considered in the fair value for quarter ended March 31, 2021.

The following table presents the changes in servicing rights measured using the fair value method for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Fair value at beginning of period	$47,295	$50,779
Servicing from mortgage securitizations or asset transfers	1,420	456
Changes due to payments on loans[1]	(1,507)	(767)
Changes in fair value due to changes in valuation model inputs or assumptions	703	(1,181)
Fair value at end of period	$47,911	$49,287
[1] Represents changes due to collection/realization of expected cash flows over time.

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31,
	2021	2020
Constant prepayment rate	4.5% - 40.5%	5.02% - 19.08%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

March 31, 2021
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$47,911
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(969)
Decrease in fair value due to 20% adverse change	$(1,905)
Discount rate

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Decrease in fair value due to 10% adverse change	$(2,150)
Decrease in fair value due to 20% adverse change	$(4,136)

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarters ended March 31, 2021 and 2020 totaled $5.2 million and $4.8 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — DERIVATIVES

The following table presents OFG’s derivatives at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(In thousands)
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$1,465	$1,712

Interest Rate Swaps

OFG enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix OFG’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These swaps are designated as cash flow hedges for the forecasted wholesale borrowing transactions and are properly documented as such; therefore, qualify for cash flow hedge accounting. Any gain or loss associated with the effective portion of the cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into operations in the period during which the hedged forecasted transactions affect earnings. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, OFG does not expect to reclassify any amount included in other comprehensive income related to these interest rate swaps to operations in the next twelve months.

The following table shows a summary of these swaps and their terms at March 31, 2021:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$29,822	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$29,822

Accumulated unrealized losses of $1.5 million and $1.7 million were recognized in accumulated other comprehensive income related to the valuation of these swaps at March 31, 2021 and December 31, 2020, respectively, and the related liability is being reflected in the consolidated statements of financial condition.

Interest Rate Caps

OFG has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, OFG simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of March 31, 2021 and December 31, 2020, the outstanding total notional amount of interest rate caps was $26.6 million and $40.4 million, respectively. At both March 31, 2021 and December 31, 2020, the interest rate caps sold to clients represented a liability with zero value. At both March 31, 2021 and December 31, 2020, the interest rate caps purchased as mirror-images represented an asset of zero value.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2021 and December 31, 2020, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment (refer to Note 24 for the definition of OFG’s reportable business segments). There were no changes in the carrying amount of goodwill as of March 31, 2021 and December 31, 2020.

Goodwill recorded in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank Acquisition is not amortized to expense but is tested at least annually for impairment. No goodwill was recorded in connection with the Scotiabank PR & USVI Acquisition. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG performs annual goodwill impairment test as of October 31 and monitors for interim triggering events on an ongoing basis. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting segments. A fair value is then determined for each reporting segment. If the fair values of the reporting segments exceed their book values, no write-down of the recorded goodwill is necessary.

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

OFG performed its annual impairment review of goodwill during the fourth quarters of 2020 using October 31, 2020, respectively, as the annual evaluation date and concluded that there was no impairment at 2020. There were no additional events that caused OFG to perform interim testing during the quarter ended March 31, 2021.

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of March 31, 2021, no impairments have been recorded.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the components of other intangible assets subject to amortization at March 31, 2021 and December 31, 2020:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
	(In thousands)
March 31, 2021
Core deposit intangibles	$51,402	$18,258	$33,144
Customer relationship intangibles	17,753	7,689	10,064
Other intangibles	567	330	237
Total other intangible assets	$69,722	$26,277	$43,445
December 31, 2020
Core deposit intangibles	$51,402	$16,419	$34,983
Customer relationship intangibles	17,753	7,124	10,629
Other intangibles	567	283	284
Total other intangible assets	$69,722	$23,826	$45,896

In connection with the Eurobank FDIC-assisted acquisition, the BBVAPR Acquisition and the Scotiabank PR & USVI Acquisition, OFG recorded a core deposit intangible representing the value of checking and savings deposits acquired. At March 31, 2021 and December 31, 2020, this core deposit intangible amounted to $33.1 million and $35.0 million, respectively. In addition, OFG recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of a securities broker-dealer and insurance agency in the BBVAPR Acquisition and an insurance agency in the Scotiabank PR & USVI Acquisitions. At March 31, 2021 and December 31, 2020, this customer relationship intangible amounted to $10.1 million and $10.6 million, respectively. OFG also recorded other intangibles from the Scotiabank PR & USVI Acquisition which amounted to $237 thousand and $284 thousand at March 31, 2021 and December 31, 2020, respectively.

Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended March 31, 2021 and 2020 was $2.5 million and $2.8 million, respectively.

The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2021	$9,802
2022	8,501
2023	6,898
2024	5,913
2025	4,927
Thereafter	9,854

NOTE 10 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at March 31, 2021 and December 31, 2020 consists of the following:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31,	December 31,
	2021	2020
	(In thousands)
Loans	$59,743	$64,465
Investments	1,285	1,082
	$61,028	$65,547

OFG estimates expected credit losses on accrued interest receivable for loans that participated in the Covid-19 deferral programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At both March 31, 2021 and December 31, 2020 the allowance for credit losses for accrued interest receivable for loans that participated in the Covid-19 deferral programs amounted to $711 thousand, and is included in accrued interest receivable in the statement of financial condition.

Other assets at March 31, 2021 and December 31, 2020 consist of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Prepaid expenses	$58,154	$61,332
Other repossessed assets	2,768	1,816
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	88,803	78,845
	$150,808	$143,076

Prepaid expenses amounting to $58.2 million at March 31, 2021, include prepaid municipal, property and income taxes aggregating to $51.9 million. At December 31, 2020 prepaid expenses amounted to $61.3 million, including prepaid municipal, property and income taxes aggregating to $54.3 million.

Other repossessed assets totaled $2.8 million and $1.8 million at March 31, 2021 and December 31, 2020, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

NOTE 11— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of March 31, 2021 and December 31, 2020 consist of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Non-interest bearing demand deposits	$2,451,987	$2,259,048
Interest-bearing savings and demand deposits	4,575,897	4,274,586
Retail certificates of deposit	1,422,472	1,540,406
Institutional certificates of deposit	271,452	292,485
Total core deposits	8,721,808	8,366,525
Brokered deposits	34,954	49,115
Total deposits	$8,756,762	$8,415,640

Brokered deposits include $11.4 million in certificates of deposits and $23.6 million in money market accounts at March 31, 2021, and $25.0 million in certificates of deposits and $24.1 million in money market accounts at December 31, 2020.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average interest rate of OFG’s deposits was 0.66% and 0.80%, respectively, at March 31, 2021 and December 31, 2020. Interest expense for the quarters ended March 31, 2021 and 2020 was as follows:

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Demand and savings deposits	$6,371	$6,985
Certificates of deposit	5,653	9,635
	$12,024	$16,620

At March 31, 2021 and December 31, 2020, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $573.3 million and $628.4 million, respectively.

At March 31, 2021 and December 31, 2020, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $217.8 million and $218.9 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $246.9 million and $242.8 million at March 31, 2021 and December 31, 2020, respectively.

Excluding accrued interest of approximately $1.2 million and $1.5 million, the scheduled maturities of certificates of deposit at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Within one year:
Three (3) months or less	$493,880	$379,563
Over 3 months through 1 year	564,934	805,117
	1,058,814	1,184,680
Over 1 through 2 years	337,488	328,336
Over 2 through 3 years	146,596	177,701
Over 3 through 4 years	69,511	75,094
Over 4 through 5 years	91,675	90,590
	$1,704,084	$1,856,401

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $1.3 million and $1.1 million as of March 31, 2021 and December 31, 2020, respectively.

NOTE 12— BORROWINGS AND RELATED INTEREST

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2021 and December 31, 2020, these advances were secured by mortgage and commercial loans amounting to $1.117 billion and $1.159 billion, respectively. Also, at March 31, 2021 and December 31, 2020, OFG had an additional borrowing capacity with the FHLB-NY of $786 million and $814 million, respectively. At March 31, 2021 and December 31, 2020, the weighted average remaining maturity of FHLB’s advances was 16.6 months and 18.2 months, respectively. The original terms of these advances range between one day and five years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of March 31, 2021.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $95 thousand and $96 thousand at March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 0.35% (December 31, 2020 - 0.34%)	$29,822	$30,259
Long-term fixed-rate advances from FHLB, with a weighted average interest rate from 2.92% to 3.24% (December 31, 2020 - from 2.92% to 3.24% )	34,653	35,206
	$64,475	$65,465

Advances from FHLB mature as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Under 90 days	$29,822	$30,259
Over one to three years	30,450	30,972
Over three to five years	4,203	4,234
	$64,475	$65,465

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at March 31, 2021 and December 31, 2020.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

OFG’s derivatives are subject to agreements which allow a right of set-off with each respective counterparty. In addition, OFG’s securities purchased under agreements to resell and securities sold under agreements to repurchase have a right of set-off with the respective counterparty under the supplemental terms of the master repurchase agreements. In an event of default, each party has a right of set-off against the other party for amounts owed in the related agreements and any other amount or obligation owed in respect of any other agreement or transaction between them. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and securities, may from time to time be segregated in an account at a third-party custodian pursuant to an account control agreement.

The following table presents the potential effect of rights of set-off associated with OFG’s recognized financial liabilities at March 31, 2021 and December 31, 2020:

March 31, 2021
Gross Amounts Not Offset in the Statement of Financial Condition
Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
(In thousands)
Derivatives	$1,465	$-	$1,465	$-	$-	$1,465
Total	$1,465	$-	$1,465	$-	$-	$1,465

December 31, 2020
Gross Amounts Not Offset in the Statement of Financial Condition
Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
(In thousands)
Derivatives	$1,712	$-	$1,712	$-	-	$1,712
Total	$1,712	$-	$1,712	$-	$-	$1,712

NOTE 14 — INCOME TAXES

OFG is subject to the provisions of the Puerto Rico Internal Revenue Code of 2011, as amended (the “Code”), which imposes a maximum statutory corporate tax rate of 37.5% on a corporation’s net taxable income. Under the Code, all corporations are treated as separate taxable entities and are not entitled to file consolidated tax returns. Such entities are subject to Puerto Rico regular income tax or the alternative minimum tax (“AMT”) on income earned from all sources pursuant to the Code. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG also has operations in the United States mainland through its wholly owned subsidiary, OPC, a retirement plan administrator based in Florida. In October 2017, OFG expanded its operations in the United States through the Bank’s wholly owned subsidiary, OFG USA. In addition, in March 2019, OFG incorporated in Delaware OFG Ventures, a limited liability company, which will hold new investments; also, on December 31, 2019, OFG established a new branch in USVI acquired as a result of the Scotiabank PR & USVI Acquisition. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branch is subject to the federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OPC is subject to Florida state taxes, OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri.

At March 31, 2021 and December 31, 2020, OFG’s net deferred tax asset amounted to $154.5 million and $162.5 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is mainly dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset is deductible, management believes it is more likely than not that OFG will realize the deferred tax asset, net of the existing valuation allowances recorded at March 31, 2021 and December 31, 2020. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate lower than the statutory rate for the quarters ended March 31, 2021 and 2020 of 31.9% and 14.2%, respectively. The current effective tax rate was lower than statutory tax rates mainly due to the exempt income and income taxed at preferential tax rates.

OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At March 31, 2021 and December 31, 2020, unrecognized tax benefits amounted to $746 thousand and $1.9 million, respectively.

Income tax expense for the quarters ended March 31, 2021 and 2020, was $14.2 million and $297 thousand, respectively.

NOTE 15 — REGULATORY CAPITAL REQUIREMENTS

Regulatory Capital Requirements

OFG (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on OFG’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, OFG and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Pursuant to the Dodd-Frank Act, federal banking regulators adopted capital rules based on the framework of the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), which became effective January 1, 2015 for OFG and the Bank (subject to certain phase-in periods through January 1, 2019) and that replaced their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules. Among other matters, the Basel III capital rules: (i) introduce a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to prior regulations. The Basel III capital rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

Pursuant to the Basel III capital rules, the minimum capital ratios requirements are as follows:

4.5% CET1 to risk-weighted assets;

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

In July 2019, the federal banking regulatory agencies adopted a final rule, pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996 that simplifies for non-advanced approaches banking organizations simplifies the regulatory capital treatment for mortgage servicing assets (“MSAs”) and certain deferred tax assets arising from temporary differences (temporary difference DTAs). It increases CET1 capital threshold deductions from 10% to 25% and removes the aggregate 15% CET1 threshold deduction. However, it retains the 250% risk weight applicable to non-deducted amounts of MSAs and temporary difference DTAs. In November 2019, the agencies jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020 or wait until the quarter beginning April 1, 2020. OFG elected to early implement the simplifications to the capital rule on January 1, 2020. The simplification rule increased the capital ratios.

On January 1, 2020, OFG adopted CECL with the initial implementation adjustment to Non-PCD loans and off-balance sheet instruments against retained earnings. On March 27, 2020, in response to the Covid-19 pandemic, U.S. banking regulators issued an interim final rule that OFG adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). During the two-year delay, OFG will add back to CET1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.

As of March 31, 2021 and December 31, 2020, OFG and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2021 and December 31, 2020, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG’s and the Bank’s actual capital amounts and ratios as of March 31, 2021 and December 31, 2020 are as follows:

			Minimum Capital
			Requirement (including		Minimum to be Well
	Actual		capital conservation buffer)		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of March 31, 2021
Total capital to risk-weighted assets	$1,121,829	16.54%	$712,182	10.50%	$678,268	10.00%
Tier 1 capital to risk-weighted assets	$1,036,726	15.28%	$576,528	8.50%	$542,615	8.00%
Common equity tier 1 capital to risk-weighted assets	$919,856	13.56%	$474,788	7.00%	$440,874	6.50%
Tier 1 capital to average total assets	$1,036,726	10.48%	$395,615	4.00%	$494,519	5.00%
As of December 31, 2020
Total capital to risk-weighted assets	$1,096,766	16.04%	$717,974	10.50%	$683,785	10.00%
Tier 1 capital to risk-weighted assets	$1,010,945	14.78%	$581,217	8.50%	$547,028	8.00%
Common equity tier 1 capital to risk-weighted assets	$894,075	13.08%	$478,649	7.00%	$444,460	6.50%
Tier 1 capital to average total assets	$1,010,945	10.30%	$392,424	4.00%	$490,530	5.00%

			Minimum Capital
			Requirement (including		Minimum to be Well
	Actual		capital conservation buffer)		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2021
Total capital to risk-weighted assets	$963,619	14.32%	$706,569	10.50%	$672,923	10.00%
Tier 1 capital to risk-weighted assets	$879,176	13.07%	$571,985	8.50%	$538,339	8.00%
Common equity tier 1 capital to risk-weighted assets	$879,176	13.07%	$471,046	7.00%	$437,400	6.50%
Tier 1 capital to average total assets	$879,176	8.95%	$392,720	4.00%	$490,900	5.00%
As of December 31, 2020
Total capital to risk-weighted assets	$1,044,275	15.32%	$714,480	10.50%	$680,457	10.00%
Tier 1 capital to risk-weighted assets	$786,731	14.06%	$578,388	8.50%	$544,366	8.00%
Common equity tier 1 capital to risk-weighted assets	$956,845	14.06%	$476,320	7.00%	$442,297	6.50%
Tier 1 capital to average total assets	$956,845	9.81%	$390,304	4.00%	$487,879	5.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

At both March 31, 2021 and December 31, 2020, preferred and common stock paid-in capital amounted $92.0 million and $59.9 million, respectively.

On March 29, 2021 OFG announced the redemption of all three series of currently outstanding preferred stock, each at a redemption price of $25.00 per share. The Series A and Series B Preferred Stock were redeemed on April 30, 2021, and the Series D Preferred Stock will be redeemed on July 15, 2021.

Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both March 31, 2021 and December 31, 2020, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for common and preferred stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At March 31, 2021 and December 31, 2020, the Bank’s legal surplus amounted to $106.2 million and $103.3 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under OFG’s current stock repurchase program, it is authorized to purchase in the open market up to $5.5 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by OFG as treasury shares. During the quarter ended March 31, 2020, OFG repurchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. OFG did not purchase any shares of its common stock during the quarter ended March 31, 2020 other than through its publicly announced stock repurchase program. During the quarter ended March 31, 2021, OFG did not repurchased any shares.

At March 31, 2021 the number of shares that may yet be purchased under the $70 million program is estimated at 243,609 and was calculated by dividing the remaining balance of $5.5 million by $22.62 (closing price of OFG’s common stock at March 31, 2021).

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in connection with common shares held in treasury by OFG for the quarters ended March 31, 2021 and 2020 is set forth below:

	Quarter Ended March 31,
	2021		2020
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	$8,498,163	$102,949	8,486,278	$102,339
Common shares used upon lapse of restricted stock units and options	(192,174)	(1,955)	(103,042)	(1,276)
Common shares repurchased as part of the stock repurchase program	-	-	175,000	2,226
End of period	$8,305,989	$100,994	8,558,236	$103,289

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of March 31, 2021 and December 31, 2020 consisted of:

	March 31,	December 31,
	2021	2020
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$8,894	$14,262
Income tax effect of unrealized gain on securities available-for-sale	(1,749)	(2,170)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	7,145	12,092
Unrealized loss on cash flow hedges	(1,464)	(1,711)
Income tax effect of unrealized loss on cash flow hedges	549	641
Net unrealized loss on cash flow hedges	(915)	(1,070)
Accumulated other comprehensive income, net of income taxes	$6,230	$11,022

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31, 2021
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	Securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$12,092	$(1,070)	$11,022
Other comprehensive loss before reclassifications	(4,948)	(304)	(5,252)
Amounts reclassified out of accumulated other comprehensive income	1	459	460
Other comprehensive income (loss)	(4,947)	155	(4,792)
Ending balance	$7,145	$(915)	$6,230

	Quarter Ended March 31, 2020
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	Securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(441)	$(567)	$(1,008)
Other comprehensive income (loss) before reclassifications	3,288	(828)	2,460
Amounts reclassified out of accumulated other comprehensive income	4,728	110	4,838
Other comprehensive income (loss)	8,016	(718)	7,298
Ending balance	$7,575	$(1,285)	$6,290

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2021 and 2020:

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$459	$110	Net interest expense
Available-for-sale securities:
Gain on sale of investments	-	4,728	Net gain on sale of securities
Tax effect from changes in tax rates	1	-	Income tax expense
	$460	$4,838

NOTE 18 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters ended March 31, 2021 and 2020 is as follows:

	Quarter Ended March 31,
	2021	2020
	(In thousands, except per share data)
Net income	$30,373	$1,801
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,255)	(1,628)
Income available to common shareholders	$29,118	$173

Average common shares outstanding	$51,397	$51,404
Effect of dilutive securities:
Average potential common shares-options	219	309
Total weighted average common shares outstanding and equivalents	$51,616	$51,713
Earnings per common share - basic	$0.57	$-
Earnings per common share - diluted	$0.56	$-

For the quarter ended March 31, 2021, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 35,236. For the quarter ended March 31, 2020, OFG did not have weighted-average stock options with an anti-dilutive effect on earnings per share.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 – GUARANTEES

At March 31, 2021 and December 31, 2020, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $20.6 million and $19.5 million, respectively.

OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At March 31, 2021 and December 31, 2020, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $131.5 million and $135.3 million, respectively.

The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters ended March 31, 2021 and 2020 .

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$218	$985
Net (charge-offs/terminations) recoveries	(23)	(79)
Balance at end of period	$195	$906

The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case OFG is obligated to repurchase the loan.

If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended March 31, 2021 and 2020, OFG repurchased $980 thousand and $479 thousand, respectively, in mortgage loans subject to credit recourse. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At March 31, 2021, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $195 thousand (December 31, 2020– $218 thousand).

When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarters ended March 31, 2021, OFG repurchased $12.6 million (March 31, 2020 – $8.4 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. At both March 31, 2021 and December 31, 2020, OFG had a $2.6 million liability for the estimated credit losses related to these loans.

During the quarters ended March 31, 2021 and 2020, OFG recognized $22 thousand in gains, and $14 thousand in losses, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $1.3 million and $405 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2021, OFG serviced $5.5 billion (December 31, 2020 - $5.4 billion) in mortgage loans for third parties. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At March 31, 2021, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $19.1 million (December 31, 2020 - $20.7 million). To the extent the mortgage loans underlying OFG's servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

NOTE 20— COMMITMENTS AND CONTINGENCIES

Loan Commitments

In the normal course of business, OFG becomes a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby and commercial letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition. The contract or notional amount of those instruments reflects the extent of OFG’s involvement in particular types of financial instruments.

OFG’s exposure to credit losses in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit, including commitments under credit card arrangements, and commercial letters of credit is represented by the contractual notional amounts of those instruments, which do not necessarily represent the amounts potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. OFG uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Credit-related financial instruments at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Commitments to extend credit	$1,108,614	$1,133,503
Commercial letters of credit	349	225

Commitments to extend credit represent agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by OFG upon the extension of credit, is based on management’s credit evaluation of the counterparty.

At March 31, 2021 and December 31, 2020, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2021 and December 31, 2020, is as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Standby letters of credit and financial guarantees	$20,632	$19,476
Loans sold with recourse	131,539	135,252

Standby letters of credit and financial guarantees are written conditional commitments issued by OFG to guarantee the payment and/or performance of a customer to a third party (“beneficiary”). If the customer fails to comply with the agreement, the beneficiary may draw on the standby letter of credit or financial guarantee as a remedy. The amount of credit risk involved in issuing letters of credit in the event of non-performance is the face amount of the letter of credit or financial guarantee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The amount of collateral obtained, if it is deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer.

On January 1, 2020, OFG adopted CECL, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of expected credit losses inherent in all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, OFG recognized an increase in the off-balance sheet allowance of $0.2 million with the corresponding decrease in retained earnings. At March 31, 2021 and December 31, 2020, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit and stand by letters of credit amounted to $1.2 million and $1.1 million, respectively, and is included in other liabilities in the statement of financial condition.

At March 31, 2021 and December 31, 2020, OFG maintained other non-credit commitments amounting to $11.9 million and $9.0 million, respectively, primarily for the acquisition of other investments.

Contingencies

OFG and its subsidiaries are defendants in a number of legal proceedings incidental to their business. In the ordinary course of business, OFG and its subsidiaries are also subject to governmental and regulatory examinations. Certain subsidiaries of OFG, including the Bank (and its subsidiary, OIB), Oriental Financial Services, and Oriental Insurance, are subject to regulation by various U.S., Puerto Rico and other regulators.

OFG seeks to resolve all arbitration, litigation and regulatory matters in the manner management believes is in the best interests of OFG and its shareholders, and contests allegations of liability or wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At March 31, 2021 and December 31, 2020, this accrued liability amounted to $7.8 million and $8.1 million, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subject to the accounting and disclosure framework under the provisions of ASC 450, it is the opinion of OFG’s management, based on current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters would not be likely to have a material adverse effect on the consolidated statements of financial condition of OFG. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on OFG’s consolidated results of operations or cash flows in particular quarterly or annual periods. OFG has evaluated all arbitration, litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. OFG has determined that the estimate of the reasonably possible loss is not significant.

NOTE 21— OPERATING LEASES

Substantially all leases in which OFG is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2038. OFG’s leases do not contain residual value guarantees or material variable lease payments. All leases are classified as operating leases and are included on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. OFG leases to others certain space in its principal offices for terms extending through 2023; all are operating leases.

Operating Lease Cost

	Quarter Ended March 31,
	2021	2020	Statement of Operations Classification
	(In thousands)
Lease costs	$3,373	$3,338	Occupancy and equipment
Variable lease costs	493	588	Occupancy and equipment
Short-term lease cost (benefit)	20	(157)	Occupancy and equipment
Lease income	(120)	(123)	Occupancy and equipment
Total lease cost	$3,766	$3,646

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Lease Assets and Liabilities

	March 31,	December 31
	2021	2020	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$32,714	$31,383	Operating lease right-of-use assets
Lease Liabilities	$34,017	$32,566	Operating leases liabilities

March 31, 2021

(In thousands)
Weighted-average remaining lease term	5.97 years
Weighted-average discount rate	6.7%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2021 were as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2021	$9,905
2022	8,792
2023	7,726
2024	5,638
2025	4,036
Thereafter	10,161
Total lease payments	$46,258
Less imputed interest	12,241
Present value of lease liabilities	$34,017

In April 2020, the FASB staff issued a Q&A document on accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff noted that entities may elect to not evaluate whether certain concessions provided by lessors to mitigate the effects of Covid-19 on lessees are lease modifications. This option is intended to reduce the operational challenges of individually assessing every Covid-19 related lease concession to determine whether it results in having to apply Topic 842 lease modification guidance. This election is available only for concessions related to the effects of the Covid-19 pandemic that do not result in a substantial increase in either the rights of the lessor or the obligations of the lessee. For entities that choose this election, they may account for the concession as if no changes to the lease contract were made. Under that accounting, a lessor would continue to recognize income. OFG has elected to apply the relief provided by the FASB not to evaluate individual contracts. OFG also elected not to apply the lease modification framework for concessions granted.

OFG, as lessor, leases and subleases real property to lessee tenants under operating leases. As of March 31, 2021, no material lease concessions have been granted to lessees. OFG, as lessee, also leases real estate property for branch locations, ATM locations, and office space. As of March 31, 2021, OFG has not requested any lease concessions.

During the year ended December 31, 2020, OFG decided to consolidate several branches as a result of the Scotiabank PR & USVI Acquisition and modified certain lease contracts. These contracts were evaluated under Topic 842 lease modification guidance and removed from books, as they were considered short-term at December 31, 2020.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

OFG follows the fair value measurement framework under U.S. Generally Accepted Accounting Principles (“GAAP”).

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

Investment securities

The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At March 31, 2021 and 2020, OFG did not have investment securities classified as Level 3.

Derivative instruments

The fair value of the interest rate swaps is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The fair value of most of these derivative instruments is based on observable market parameters, which include discounting the instruments’ cash flows using the U.S. dollar LIBOR-based discount rates, and also applying yield curves that account for the industry sector and the credit rating of the counterparty and/or OFG. Certain other derivative instruments with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 2 or Level 3.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	March 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,946	$460,063	$-	$471,009
Trading securities	-	23	-	23
Money market investments	11,401	-	-	11,401
Servicing assets	-	-	47,911	47,911
Derivative liabilities	-	(1,465)	-	(1,465)
	$22,347	$458,621	$47,911	$528,879
Non-recurring fair value measurements:
Collateral dependent loans	-	-	27,737	27,737
Foreclosed real estate	-	-	15,598	15,598
Other repossessed assets	-	-	2,768	2,768
	$-	$-	$46,103	$46,103

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,983	$435,455	$-	$446,438
Trading securities	-	22	-	22
Money market investments	11,908	-	-	11,908
Servicing assets	-	-	47,295	47,295
Derivative liabilities	-	(1,712)	-	(1,712)
	$22,891	$433,765	$47,295	$503,951
Non-recurring fair value measurements:
Collateral dependent loans	$-	$-	$29,279	$29,279
Foreclosed real estate	-	-	11,596	11,596
Other repossessed assets	-	-	1,816	1,816
	$-	$-	$42,691	$42,691

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2021 and 2020:

Level 3 Instruments Only
	Servicing Assets
	Quarter Ended March 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$47,295	$50,779
New instruments acquired	1,420	456
Principal repayments	(1,507)	(767)
Changes in fair value of servicing assets	703	(1,181)
Balance at end of period	$47,911	$49,287

There were no transfers into or out of level 3 and no changes in unrealized gains and losses from recurring level 3 fair value measurements held at March 31, 2021 and 2020 during the quarters then ended included in other comprehensive income. For more information on the qualitative information about level 3 fair value measurements, see Note 7 – Servicing Assets.

During the quarters ended March 31, 2021 and 2020, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at March 31, 2021:

	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$47,911	Cash flow valuation	Constant prepayment rate	4.5% - 40.5%	6.54%
			Discount rate	10.00% - 15.50%	11.49%

Collateral dependent loans	$27,737	Fair value of property or collateral	Appraised value less disposition costs	18.20% - 29.20%	19.91%

Foreclosed real estate	$15,598	Fair value of property or collateral	Appraised value less disposition costs	18.20% - 29.20%	19.37%

Other repossessed assets	$2,768	Fair value of property or collateral	Estimated net realizable value less disposition costs	45.00% - 55.00%	53.57%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information about Sensitivity to Changes in Significant Unobservable Inputs

Servicing assets – The significant unobservable inputs used in the fair value measurement of OFG’s servicing assets are constant prepayment rates and discount rates. Changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or offset the sensitivities. Mortgage banking activities, a component of total banking and financial service revenue in the consolidated statements of operations, include the changes from period to period in the fair value of the mortgage loan servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.

Fair Value of Financial Instruments

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of OFG.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of OFG’s financial instruments at March 31, 2021 and December 31, 2020 is as follows:

	March 31,		December 31,
	2021		2020
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$2,408,366	$2,408,366	$2,154,202	$2,154,202
Restricted cash	$1,050	$1,050	$1,375	$1,375
Investment securities available-for-sale	$10,946	$10,946	$10,983	$10,983
Level 2
Financial Assets:
Trading securities	$23	$23	$22	$22
Investment securities available-for-sale	$460,063	$460,063	$435,455	$435,455
Investment securities held-to-maturity	$125,478	$126,767	$-	$-
Federal Home Loan Bank (FHLB) stock	$8,233	$8,233	$8,278	$8,278
Other investments	$5,557	$5,557	$3,962	$3,962
Financial Liabilities:
Derivative liabilities	$1,465	$1,465	$1,712	$1,712
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$6,296,880	$6,432,079	$6,323,689	$6,501,259
Accrued interest receivable	$61,028	$61,028	$65,547	$65,547
Servicing assets	$47,911	$47,911	$47,295	$47,295
Accounts receivable and other assets	$88,803	$88,803	$78,845	$78,845
Financial Liabilities:
Deposits	$8,781,079	$8,756,762	$8,422,599	$8,415,640
Advances from FHLB	$66,896	$64,570	$68,147	$65,561
Other borrowings	$443	$443	$707	$707
Subordinated capital notes	$33,381	$36,083	$33,325	$36,083
Accrued expenses and other liabilities	$127,190	$127,190	$154,418	$154,418

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2021 and December 31, 2020:

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 23 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Banking service revenues:
Checking accounts fees	$1,964	$2,660
Savings accounts fees	252	440
Electronic banking fees	12,883	11,249
Credit life commissions	117	128
Branch service commissions	361	512
Servicing and other loan fees	759	510
International fees	151	156
Miscellaneous income	6	58
Total banking service revenues	16,493	15,713

Wealth management revenue:
Insurance income	2,231	2,410
Broker fees	2,124	1,915
Trust fees	2,781	2,753
Retirement plan and administration fees	252	208
Total wealth management revenue	7,388	7,286

Mortgage banking activities:
Net servicing fees	4,351	2,690
Net gains on sale of mortgage loans and valuation	2,492	748
Other	(1,272)	(204)
Total mortgage banking activities	5,571	3,234
Total banking and financial service revenues	$29,452	$26,233

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG recognizes the revenue from banking services, wealth management and mortgage banking based on the nature and timing of revenue streams from contracts with customer:

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 24 – BUSINESS SEGMENTS

OFG segregates its businesses into the following major reportable segments of business: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodical basis and may change if the conditions warrant.

Banking includes the Bank’s branches and traditional banking products such as deposits and commercial, consumer and mortgage loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for OFG’s own portfolio. As part of its mortgage banking activities, OFG may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities.

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, and OPC. The core operations of this segment are financial planning, money management and investment banking, brokerage services, insurance sales activity, corporate and individual trust and retirement services, as well as retirement plan administration services.

The Treasury segment encompasses all of OFG’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31, 2021
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$108,236	$12	$2,734	$110,982	$-	$110,982
Interest expense	(12,136)	-	(642)	(12,778)	-	(12,778)
Net interest income	96,100	12	2,092	98,204	-	98,204
Provision for loan and lease losses, net	(6,588)	-	264	(6,324)	-	(6,324)
Non-interest income	22,867	7,531	9	30,407	-	30,407
Non-interest expenses	(73,874)	(2,829)	(963)	(77,666)	-	(77,666)
Intersegment revenue	553	-	-	553	(553)	-
Intersegment expenses	-	(291)	(262)	(553)	553	-
Income before income taxes	$39,058	$4,423	$1,140	$44,621	$-	$44,621
Income tax expense	14,236	-	12	14,248	-	14,248
Net income	$24,822	$4,423	$1,128	$30,373	$-	$30,373
Total assets	$8,312,367	$28,505	$2,849,709	$11,190,581	$(1,037,239)	$10,153,342

	Quarter Ended March 31, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$119,379	$18	$4,300	$123,697	$-	$123,697
Interest expense	(15,889)	-	(2,707)	(18,596)	-	(18,596)
Net interest income	103,490	18	1,593	105,101	-	105,101
Provision for loan and lease losses, net	(47,131)	-	-	(47,131)	-	(47,131)
Non-interest income	19,544	7,375	4,531	31,450	-	31,450
Non-interest expenses	(82,545)	(3,724)	(1,053)	(87,322)	-	(87,322)
Intersegment revenue	457	-	-	457	(457)	-
Intersegment expenses	-	(154)	(303)	(457)	457	-
Income before income taxes	$(6,185)	$3,515	$4,768	$2,098	$-	$2,098
Income tax expense	(2,319)	1,318	1,298	297	-	297
Net income	$(3,866)	$2,197	$3,470	$1,801	$-	$1,801
Total assets	$9,207,848	$34,014	$1,069,334	$10,311,196	$(1,072,625)	$9,238,571

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of OFG’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and OFG’s consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and set forth in our Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

Other factors not identified above, including those described under the headings in our Annual Report on Form 10-K for the year ended December 31 may also cause actual results to differ materially from those described in our forward-looking statements.

OFG is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer, auto and mortgage lending; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. OFG operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG has 54 branches in Puerto Rico, 2 branches in the USVI, a subsidiary in Boca Raton, Florida, and a non-bank operating subsidiary in Cornelius, North Carolina. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

OFG’s diversified mix of businesses and products generates both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as securities brokerage, fiduciary services, investment banking, insurance agency, and retirement plan administration). Although all of these businesses, to varying degrees, are affected by interest rate and financial market fluctuations and other external factors, OFG’s commitment is to continue producing a balanced and growing revenue stream.

RECENT DEVELOPMENTS

Covid-19 Pandemic 2020

In the first quarter of 2020, the World Health Organization declared the outbreak of Covid-19 a pandemic. OFG has been, and may continue to be, impacted by the Covid-19 pandemic. Puerto Rico’s economy is improving as more people get vaccinated and restrictive measures have eased. However, uncertainty remains about the duration of the pandemic and the timing and strength of the global economy’s recovery. To address the economic impact in the U.S., in March and April 2020, the President signed into law four economic stimulus packages to provide relief to businesses and individuals, including the $2.2 trillion Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Among other measures, the CARES Act provided $349 billion funding for the Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”), which provides loans to small businesses to keep their employees on payroll and make other eligible payments. The original funding for the PPP was fully allocated by mid-April 2020, with additional funding made available on April 24, 2020 under the Paycheck Protection Program and Health Care Enhancement Act. On December 27, 2020, the President signed into law the Coronavirus Response and Relief Supplemental Appropriations Act, a $900 billion coronavirus relief bill as part of a larger $1.4 trillion omnibus spending and appropriations bill. This bill clarifies certain aspects of the first round of PPP and reopens another round of PPP funding for the hardest hit businesses. It also extends until March 31, 2021 the opportunity for employers to seek tax credits for wages paid for Families First Coronavirus Response Act qualifying emergency paid sick leave or emergency paid Family and Medical Leave Act. The new Coronavirus Relief Act also impacts the real estate sector through new rounds of rental assistance and an extension of the federal eviction moratorium. On March 11, 2021, the President signed into law the American Rescue Plan Act of 2021, a $1.9 trillion coronavirus rescue package designed to facilitate the United States’ recovery from the devastating economic and health effects of the COVID-19 pandemic. The package includes direct stimulus payments of $1,400, extends unemployment compensation, continues eviction and foreclosure moratoriums, and increases the Child Tax Credit while making it fully refundable. It provides funds for state and local governments to help compensate for lost tax revenues, money for schools from kindergarten through eighth grade to safely reopen amid the pandemic and subsidizes Covid-19 testing and vaccination programs. The Paycheck Protection Program (PPP) will receive an additional $7.25 billion, and more nonprofits will now be allowed to apply for forgivable loans to help cover payroll and other operating expenses. The PPP's application deadline was extended to May 31, 2021. This bill provides an estimated funding between $10 to $12 billion for Puerto Rico in the following provisions: state and local aids, K-12 public schools, disaster relief fund, nutrition assistance, higher education emergency relief fund, Child Tax Credit, Earned Income Tax Credit, stimulus payments, federal pandemic unemployment compensation plus up, child care, emergency rental, mortgage and utilities assistance, urban transit funding, low income home energy assistance program, Coronavirus capital projects fund, airport improvement program, broadband (e-rate), rural and paratransit funding, and home delivered and congregate food.

On April 9, 2020, the Federal Reserve Board provided additional funding sources for small and mid-sized businesses as well as for state and local governments as they work through cash flow stresses caused by the Covid-19 pandemic. Additionally, the Federal Reserve Board has taken other steps to provide fiscal and monetary stimuli, including reducing the federal funds rate and the interest rate on the Federal Reserve’s discount window and implementing programs to promote liquidity in certain securities markets. The Federal Reserve Board, along with other federal banking regulators, has also issued interagency guidance to financial institutions that are working with borrowers affected by Covid-19.

As the pandemic evolves, we continue to evaluate protocols and processes in place to execute our business continuity plans and help promote the health and safety of our employees and clients. We also continue to support the communities we serve by engaging in various initiatives to help those affected by Covid-19. OFG has implemented the following protocols and processes:

• Enhancing workplace safety by providing protective gear, increased sanitation and enforcing social distancing.

• Operating our businesses from remote locations, leveraging our business continuity plans and capabilities that include having approximately 50% of employees work from home, and other employees operating using pre-planned contingency strategies for critical site-based operations. These capabilities have allowed us to continue to service our clients. We will continue to manage the increased operational risk related to the execution of our business continuity plans in accordance with our Risk Framework and Operational Risk Management Program. We also have increased investments to create secure hybrid (work from office/work from home) infrastructure.

• Expanding health insurance and benefits for employees, including coverage of the Covid-19 tests and related telemedicine, opening insurance networks of laboratories, pharmacies and doctors to ease employee access, and providing safety kits to all employees for personal or family use. Enabled vaccinations for more than 40% of our staff.

• Providing uninterrupted and excellent levels of service, achieved through several channels, including, phone, digital, branch appointments, ATMs, interactive ATMs, and drive-thru tellers, while maintaining employee and customer safety and social distancing. OFG was the first bank in Puerto Rico and the USVI to establish consumer and business relief programs accessible online to clients affected by Covid-19 and scheduling appointments at most branches through its webpage.

• Offering assistance to our commercial, consumer and small business clients affected by the Covid-19 pandemic, which included payment deferrals, doubling the amount that can be withdrawn or transferred via online banking and mobile check deposit, participation in the CARES Act and Federal Reserve lending programs for businesses, including the SBA PPP, and continuing to provide access to the important financial services on which our clients rely.

• Launching a digital portal, to make it fast and easy for our commercial clients to apply for PPP loan forgiveness.

In connection with reviewing our financial condition in light of the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of March 31, 2021, no impairments have been recorded and there have been no significant changes in fair value hierarchy classifications. We have also elected to delay for two years the phase-in of the capital impact from our adoption of the new accounting standard on credit losses. For more information, see Regulatory Capital section in the MD&A.

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

OFG granted various forms of assistance to customers and clients impacted by the Covid-19 pandemic, including payment deferrals. The majority of OFG’s Covid-19 related loan modifications have not been considered TDRs as:

•	they represent short-term or other insignificant modifications, whether under OFG’s regular loan modification assessments or the Interagency Statement guidance, or

•	OFG has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under Section 4013 of the CARES Act.

To the extent that certain modifications do not meet any of the above criteria, OFG accounts for them as TDRs.

As of March 31, 2021, OFG had processed Covid-19 payment deferrals for more than 47,000 retail customers for $2.2 billion dollars. For our commercial customers, we had processed relief on $642.6 million dollars in loans. Deferrals have decreased from 30% of total loans in the second quarter of 2020 to 1% of total loans in the first quarter of 2021. As of March 31, 2021, OFG had loans subject to Covid-19 payment deferrals as follows:

	Covid-19 Moratoriums		% of Total Population
	Amount	Count
	(Dollars in thousands)
Mortgage	$18,654	186	1%
Commercial	63,076	15	3%
Total	$81,730	201	1%

Mortgage loans in the payment deferral program above consist of FHA and VA insured mortgage loans. Most commercial loans represent well-capitalized customers in the hospitality industry.

Additionally, OFG is a lender for the SBA PPP, a CARES Act program, and other SBA, Federal Reserve Board or United States Treasury programs that have been created in response to the pandemic and may be a lender for programs created in the future. These programs are new and their effects on the Company’s business are uncertain. During the quarter ended March 31, 2021, OFG approved 2,638 PPP loans amounting to $126.3 million.

Although the macroeconomic outlook for the first quarter of 2021 has improved from reduced Covid-19 related government restrictions on economic activity, combined with growing liquidity from the federal stimulus programs Puerto Rico is receiving related to the recovery from hurricane Maria in 2017, the early 2020 earthquakes, and now the Covid-19 pandemic, the future direct and indirect impact of Covid-19 on our businesses, results of operations and financial condition remain uncertain. Should current economic conditions persist or deteriorate, this macroeconomic environment may have an adverse effect on our businesses, results of operations and financial condition. For more information on how the risks related to the Covid-19 pandemic may adversely affect our businesses, results of operations and financial condition, see Part I, Item 1A. Risk Factors, of our 2020 Form 10-K.

London Interbank Offered Rate (“LIBOR”)

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In March 2021, the FCA, which regulates LIBOR, announced the dates for the cessation of all LIBOR benchmark settings currently published by the ICE Benchmark Administration. The FCA confirmed that publication of all Euro and Swiss Franc LIBOR settings and most British Pound Sterling and Japanese Yen LIBOR settings will cease or become no longer representative of the underlying market the rates seek to measure (i.e., non-representative) immediately after December 31, 2021, and most U.S. Dollar LIBOR settings will become non-representative immediately after June 30, 2023. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years.

OFG’s LIBOR exposure is mainly concentrated within its commercial loan portfolio, representing 8% of total loans held for investment at March 31, 2021. OFG has identified its LIBOR-based contracts that will be impacted by the cessation of LIBOR and is incorporating fallback language in negotiated contracts and incorporating a non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. Furthermore, management has established a LIBOR transition team to lead OFG in the execution of its project plan. Nevertheless, uncertainty remains as to the nature of replacement choices potential changes or other reforms. For more information on the expected replacement of LIBOR, see Item 1A. Risk Factors in our 2020 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2020 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2020 Form 10-K, we identified several accounting policies as critical, including the following, because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

• Business Combinations

• Allowance for Loan and Lease Losses

• Acquisition Accounting for Loans

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. There have been no material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2020 Form 10-K.

FINANCIAL HIGHLIGHTS

First quarter 2021 results reflected strong core performance based on the continued success of OFG’s strategies focusing on agility and service. Our results also reflected the federal stimulus, increased liquidity, and an improving Puerto Rico economy as more people get vaccinated.

OFG benefitted from strong new loan generation and deposit growth, significantly reduced cost of funds, a more efficient operating structure, and the release of some COVID-related loan reserves.

OFG followed up last year’s efforts to help small businesses and their employees with another $126 million in Paycheck Protection Program loans. Our proprietary PPP portal enables clients to apply for funds, receive them, and then apply for forgiveness, quickly and easily, and all online.

Performance metrics improved with a loan yield of 6.61%, return on average assets of 1.21%, return on average tangible common stockholders’ equity of 13.11%, and an efficiency ratio of 60.84%. Credit metrics also improved as net charge-offs, delinquency rates, and loan deferrals all fell.

OFG’s capital strategies are working well. In January, we increased the regular quarterly cash dividend 14%. In March, we announced the redemption of all three outstanding series of preferred stock, which will improve our capital structure, enable us to effectively deploy excess liquidity, and increase net income available to shareholders.

As of March 31, 2021, OFG more than earned back all the tangible book value per common share dilution involved in the Scotiabank acquisition significantly ahead of schedule.

As Puerto Rico and USVI continue experiencing stronger signs of economic revival, at OFG we are strategically well-positioned to benefit from and play a major part in this long-awaited development.

First quarter of 2021:

Earnings: EPS diluted was $0.56 compared to $0.42 in the fourth quarter of 2020 and $0.00 in the first quarter of 2020, which was the first quarter to be impacted by the pandemic.

Revenues: Total core revenues were $127.7 million compared to $132.8 million in the fourth quarter of 2020. Fourth quarter of 2020 benefited from $3.9 million in seasonal annual insurance commissions, $2.0 million in mortgage sales held back from third quarter of 2020, and $3.1 million interest income from acquired loan pre-payments. First quarter of 2021 included $1.6 million in interest income from unamortized yield from approximately $92 million of forgiven PPP loans and benefitted from $1.4 million lower cost of deposits.

Expenses: Non-interest expenses were $77.7 million compared to $89.0 million in the fourth quarter of 2020 and $87.3 million in the first quarter of 2020. The fourth quarter of 2020 included $10.1 million in merger and restructuring expenses. The first quarter of 2021 reflected previously announced cost savings. The efficiency ratio improved to 60.84% from 67.06% in the fourth quarter of 2020 and 66.49% in the first quarter of 2020.

Pre-Provision Net Revenues: PPNR was $50.9 million compared to $44.1 million in the fourth quarter of 2020 and $49.2 million in the first quarter of 2020.

Provision: Provision for credit losses was $6.3 million compared to $14.2 million in the fourth quarter of 2020 and $47.1 million in the first quarter of 2020. The first quarter of 2021 included a $3.7 million release of last year’s COVID-19 related loan reserves and $3.5 million for a commercial loan in workout prior to the pandemic. The first quarter of 2020 included $34.1 million related to the pandemic.

Loan Generation and Balances: New loan originations totaled $527.6 million ($401.4 million excluding PPP), compared to $485.3 million in the fourth quarter of 2020 and $280.8 million in the first quarter of 2020. In addition to PPP loans, first quarter of 2021 was driven year-over-year by increases in mortgage, auto, and commercial lending. Net loans were $6.43 billion at first quarter of 2021 compared to $6.50 billion at fourth quarter of 2020 and $6.54 billion at first quarter of 2020. Net interest margin was 4.26% compared to 4.24% in fourth quarter of 2020 and 4.94% in the first quarter of 2020.

Deposit Balances and Cost of Funds: Customer deposits at first quarter of 2021 were $8.72 billion compared to $8.37 billion at fourth quarter of 2020 and $7.56 billion at last year quarter. Cost of funds was 48 bps compared to 53 bps in fourth quarter of 2020 and 69 bps in first quarter of 2020. Total interest expense was $12.8 million compared to $14.3 million in the fourth quarter of 2020 and $18.6 million in the first quarter of 2020.

Asset Quality: Net charge-offs were $9.1 million (or 0.55% of total loans) compared to $44.8 million (2.67%) in the fourth quarter of 2020 and $24.0 million (1.44%) in the first quarter of 2020. The nonperforming loan rate was 2.22% compared to 2.35% in the fourth quarter of 2020 and 2.07% in the first quarter of 2020. Total delinquency rate was 2.15% compared to 2.68% in the fourth quarter of 2020 and 3.16% in the first quarter of 2020.

Capital: Tangible book value per share was $17.39 compared to $16.97 in the fourth quarter of 2020 and $15.60 in the first quarter of 2020. The CET1 ratio was 13.56% compared to 13.08% in the fourth quarter of 2020 and 11.69% in the first quarter of 2020.

	Quarter Ended March 31,
			Variance
	2021	2020	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$110,982	$123,697	-10.3%
Interest expense	12,778	18,596	-31.3%
Net interest income	98,204	105,101	-6.6%
Provision for loan and lease losses, net	6,324	47,131	-86.6%
Net interest income after provision for loan and lease losses	91,880	57,970	58.5%
Non-interest income	30,407	31,450	-3.3%
Non-interest expenses	77,666	87,322	-11.1%
Income before taxes	44,621	2,098	2026.8%
Income tax expense	14,248	297	4697.3%
Net income	30,373	1,801	1586.5%
Less: dividends on preferred stock	(1,255)	(1,628)	22.9%
Income available to common shareholders	$29,118	$173	16731.2%
PER SHARE DATA:
Basic	$0.57	$-	100.0%
Diluted	$0.56	$-	100.0%
Average common shares outstanding	51,397	51,404	0.0%
Average common shares outstanding and equivalents	51,616	51,713	-0.2%
Cash dividends declared per common share	$0.08	$0.07	13.7%
Cash dividends declared on common shares	$4,100	$3,607	13.7%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.21%	0.08%	1412.5%
Return on average tangible common equity	13.11%	0.08%	16287.5%
Return on average common equity (ROE)	11.43%	0.07%	16225.8%
Efficiency ratio	60.84%	66.49%	-8.5%
Interest rate spread	4.21%	4.88%	-13.7%
Interest rate margin	4.26%	4.94%	-13.9%

	March 31,	December 31,	Variance
	2021	2020	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Cash, cash equivalents and restricted cash	$2,409,416	$2,155,577	11.8%
Investments and loans
Investment securities	$611,589	$458,700	33.3%
Loans and leases, net	6,432,079	6,501,259	-1.1%
Total investments and loans	$7,043,668	$6,959,959	1.2%
Deposits and borrowings
Deposits	$8,756,762	$8,415,640	4.1%
Other borrowings	101,096	102,351	-1.2%
Total deposits and borrowings	$8,857,858	$8,517,991	4.0%
Stockholders’ equity
Preferred stock	$92,000	$92,000	0.0%
Common stock	59,885	59,885	0.0%
Additional paid-in capital	622,935	622,652	0.0%
Legal surplus	106,165	103,269	2.8%
Retained earnings	322,202	300,096	7.4%
Treasury stock, at cost	(100,994)	(102,949)	1.9%
Accumulated other comprehensive (loss)	6,230	11,022	-43.5%
Total stockholders' equity	$1,108,423	$1,085,975	2.1%
Per share data
Book value per common share	$19.90	$19.54	1.9%
Tangible book value per common share	$17.39	$16.97	2.5%
Market price at end of period	$22.62	$18.54	22.0%
Capital ratios
Leverage capital	10.48%	10.30%	1.7%
Common equity Tier 1 capital ratio	13.56%	13.08%	3.7%
Tier 1 risk-based capital	15.28%	14.78%	3.4%
Total risk-based capital	16.54%	16.04%	3.1%
Equity-to-assets ratio	10.92%	11.05%	-1.2%
Financial assets managed
Trust assets managed	$3,555,775	$3,476,491	2.3%
Broker-dealer assets	$2,552,775	$2,474,234	3.2%

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2021 and 2020. Comparative March 31, 2020 to March 31, 2019 information has been omitted pursuant to Item 303(b) of Regulation S-K. For such comparative information, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Oriental’s March 31, 2020 quarterly report on Form 10-Q.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

Interest		Average rate		Average balance
March	March	March	March	March	March

	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$110,982	$123,697	4.81%	5.81%	$9,358,101	$8,556,421
Tax equivalent adjustment	2,170	3,080	0.09%	0.14%	-	-
Interest-earning assets - tax equivalent	113,152	126,777	4.90%	5.95%	9,358,101	8,556,421
Interest-bearing liabilities	12,778	18,596	0.60%	0.93%	8,682,309	8,024,243
Tax equivalent net interest income / spread	100,374	108,181	4.30%	5.02%	675,792	532,178
Tax equivalent interest rate margin			4.39%	5.16%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	2,176	4,474	1.68%	1.93%	518,038	924,965
Interest bearing cash and money market investments	595	2,788	0.11%	1.19%	2,204,431	943,581
Total investments	2,771	7,262	0.41%	1.56%	2,722,469	1,868,546
Non-PCD:
Mortgage	10,780	11,243	5.35%	5.73%	806,090	785,299
Commercial	27,726	29,822	5.29%	6.50%	2,126,596	1,844,294
Consumer	11,615	15,097	11.45%	12.33%	411,377	492,393
Auto	32,815	31,320	8.59%	8.44%	1,549,535	1,491,892
Total Non-PCD loans	82,936	87,482	6.87%	7.63%	4,893,598	4,613,878

PCD loans:
Mortgage	20,031	22,676	5.57%	5.60%	1,437,213	1,629,386
Commercial	4,588	5,244	6.68%	5.33%	278,547	395,391
Consumer	37	127	8.05%	12.93%	1,814	3,919
Auto	619	906	10.26%	8.04%	24,460	45,301
Total PCD loans	25,275	28,953	5.80%	5.58%	1,742,034	2,073,997
Total loans	108,211	116,435	6.61%	7.00%	6,635,632	6,687,875
Total interest-earning assets	110,982	123,697	4.81%	5.81%	9,358,101	8,556,421

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	2,393	2,389	0.40%	0.48%	2,397,673	1,980,505
Savings and money market	2,124	2,440	0.43%	0.55%	2,003,963	1,797,658
Time deposits	5,507	8,131	1.26%	1.60%	1,775,828	2,039,311
Total core deposits	10,024	12,960	0.66%	0.90%	6,177,464	5,817,474
Brokered deposits	163	1,586	1.44%	2.70%	45,955	236,008
	10,187	14,546	0.66%	0.97%	6,223,419	6,053,482
Non-interest bearing deposits	-	-	0.00%	0.00%	2,357,938	1,698,964
Fair value premium and core deposit intangible amortizations	1,837	2,074	0.00%	0.00%	-	-
Total deposits	12,024	16,620	0.57%	0.86%	8,581,357	7,752,446
Borrowings:
Securities sold under agreements to repurchase	-	1,002	0.00%	2.54%	-	158,462
Advances from FHLB and other borrowings	459	539	2.87%	2.81%	64,868	77,255
Subordinated capital notes	295	435	3.31%	4.85%	36,083	36,083
Total borrowings	754	1,976	3.03%	2.92%	100,951	271,800
Total interest bearing liabilities	12,778	18,596	0.60%	0.93%	8,682,308	8,024,246
Net interest income / spread	$98,204	$105,101	4.21%	4.88%
Interest rate margin			4.26%	4.94%
Excess of average interest-earning assets over average interest-bearing liabilities					$675,793	$532,175
Average interest-earning assets to average interest-bearing liabilities ratio					107.78%	106.63%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$3,319	$(7,810)	$(4,491)
Loans	670	(8,894)	(8,224)
Total interest income	3,989	(16,704)	(12,715)
Interest Expense:
Deposits	1,777	(6,373)	(4,596)
Repurchase agreements	(1,002)	-	(1,002)
Other borrowings	(106)	(114)	(220)
Total interest expense	669	(6,487)	(5,818)
Net Interest Income	$3,320	$(10,217)	$(6,897)

Net Interest Income

Net interest income is a function of the difference between rates earned on OFG’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest earning assets and interest-bearing liabilities (interest rate margin). OFG constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels.

Comparison of the quarters ended March 31, 2021 and 2020

Net interest income of $98.2 million decreased $6.9 million from $105.1 million. Interest rate spread decreased 67 basis points to 4.21% from 4.88% and net interest margin decreased 68 basis points to 4.26% from 4.94%. These decreases are mainly due to the net effect of a decrease of 100 basis points in the average yield of total interest-earning assets and a decrease of 33 basis points in the total average cost of interest-bearing liabilities.

Net interest income was positively impacted by:

• Lower interest expense from deposits by $4.6 million, mainly related to pricing changes implemented during fourth quarter of 2020 and to the maturity and cancelation of higher cost time and brokered deposits; and

• Lower interest expense in borrowings by $1.2 million, reflecting the maturity and early extinguishment of repurchase agreements during the year 2020.

Net interest income was adversely impacted by:

• Lower interest income from loans by $8.2 million, reflecting lower balances in the mortgage and consumer portfolios, and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans, partially offset by interest income of $1.6 million from unamortized yield for $92 million of forgiven PPP loans; and

• Lower interest income from interest bearing cash and investment securities by $4.5 million, mainly impacted by the Federal Reserve Board’s rate cuts.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2021	2020	Variance
	(In thousands)
Banking service revenue	$16,493	$15,713	5.0%
Wealth management revenue	7,388	7,286	1.4%
Mortgage banking activities	5,571	3,234	72.3%
Total banking and financial service revenue	29,452	26,233	12.3%
Net gain (loss) on:
Sale of securities available for sale	-	4,728	-100.0%
Bargain purchase from Scotiabank PR & USVI acquisition	-	409	-100.0%
Other non-interest income	955	80	1093.8%
Total non-interest income, net	$30,407	$31,450	-3.3%

Non-Interest Income

Non-interest income is affected by the amount of the Bank’s trust department assets under management, transactions generated by clients’ financial assets serviced by OFG’s the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of quarters ended March 31, 2021 and 2020

OFG recorded non-interest income, net, in the amount of $30.4 million, compared to $31.5 million, a decrease of 3.3%, or $1.0 million. The decrease in non-interest income was mainly due to:

• A $4.7 million gain recorded during the quarter ended March 31, 2020 on the sales of mortgage-backed securities amounting to $316.0 million. There were no sales of securities during the quarter ended March 31, 2021.

The decrease in non-interest income was offset by:

• An increase of $2.3 million in mortgage-banking activities, as quarterly mortgage-servicing rights valuation and gains on loans sold increased by $1.3 million and $1.4 million, respectively;

• An increase of $875 thousand in other non-interest income, mainly related to serviced loans receivable recoveries of $610 thousand, charged-off during the Scotiabank PR & USVI Acquisition; and

• An increase of $780 thousand in banking service revenues, mainly from higher transaction volume in electronic banking.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2021	2020	Variance %
	(In thousands)
Compensation and employee benefits	$32,618	$35,544	-8.2%
Occupancy, equipment and infrastructure costs	13,128	11,439	14.8%
Electronic banking charges	8,232	9,588	-14.1%
Information technology expenses	4,254	6,934	-38.7%
Professional and service fees	4,536	5,789	-21.6%
Taxes, other than payroll and income taxes	3,661	3,177	15.2%
Insurance	2,455	3,478	-29.4%
Foreclosed real estate and other repossessed assets (income) expenses	(50)	2,522	-102.0%
Loan servicing and clearing expenses	1,841	1,343	37.1%
Advertising, business promotion, and strategic initiatives	1,431	1,629	-12.2%
Communication	966	971	-0.5%
Printing, postage, stationery and supplies	1,217	722	68.6%
Director and investor relations	300	310	-3.2%
Merger and restructuring charges	-	304	-100.0%
Pandemic expenses	1,769	168	953.0%
Other	1,308	3,404	-61.6%
Total non-interest expenses	$77,666	$87,322	-11.1%
Relevant ratios and data:
Efficiency ratio	60.84%	66.49%
Compensation and benefits to non-interest expense	42.00%	40.70%
Compensation to average total assets owned	1.30%	1.52%
Average number of employees	2,231	2,460
Average compensation per employee (annualized, in thousands)	$58.5	$57.8
Average loans per average employee	$2,974	$2,719

Non-Interest Expenses

Comparison of quarters ended March 31, 2021 and 2020

Non-interest expense was $77.7 million, representing a decrease of 11.1%, or $9.7 million, compared to $87.3 million.

Non-interest expenses were positively impacted by:

• Lower compensation and employee benefits by $2.9 million, reflecting lower employee count and a $1.3 million Covid-19 employee tax credit;

• Decrease in foreclosed real estate and other repossessed assets expenses by $1.6 million reflecting higher valuation adjustments and higher gains on sales;

• Decrease in electronic banking charges by $1.4 million driven by lower credit card merchant fees;

• Decrease in professional and service fees by $1.3 million from lower supervisory examination fees and audit fees as a result of Scotiabank’s system conversions in 2020; and

• Lower insurance expenses by $1.0 million, mainly related to a decrease in the FDIC Deposit Insurance Assessment (SAIF).

The efficiency ratio improved to 60.84% from 66.49%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the quarters ended March 31, 2021 and 2020 amounted to $955 thousand and $5.2 million, respectively.

Provision for Credit Losses

Comparison of quarters ended March 31, 2021 and 2020

Based on an analysis of the credit quality and the composition of OFG’s loan portfolio, management determined that the provision for the quarter ended March 31, 2021 was adequate to maintain the allowance for credit losses at an appropriate level to provide for expected credit losses based upon an evaluation of known and inherent risks.

Provision for credit losses decreased $40.8 million from $48.5 million to $6.3 million. The prior year quarter provision included a $34.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic. Current quarter provision included a $3.7 million release of last year’s Covid-19 related loan reserves and $3.5 million for a commercial loan in workout prior to the pandemic.

Income Taxes

Comparison of quarters ended March 31, 2021 and 2020

OFG’s effective tax rate (ETR) was 31.9% in 2021 compared to 14.2% in 2020. The increase in ETR is mainly related to an increase in the projected proportion of taxable income to total income as per management’s projections for the year 2021.

Business Segments

OFG segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2021 and 2020.

	Quarter Ended March 31, 2021
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$108,236	$12	$2,734	$110,982	$-	$110,982
Interest expense	(12,136)	-	(642)	(12,778)	-	(12,778)
Net interest income	96,100	12	2,092	98,204	-	98,204
Provision credit losses	(6,588)	-	264	(6,324)	-	(6,324)
Non-interest income	22,867	7,531	9	30,407	-	30,407
Non-interest expenses	(73,874)	(2,829)	(963)	(77,666)	-	(77,666)
Intersegment revenue	553	-	-	553	(553)	-
Intersegment expenses	-	(291)	(262)	(553)	553	-
Income before income taxes	$39,058	$4,423	1,140	$44,621	$-	$44,621
Income tax expense	14,236	-	12	14,248	-	14,248
Net income	$24,822	$4,423	$1,128	$30,373	$-	$30,373
Total assets	$8,312,367	$28,505	$2,849,709	$11,190,581	$(1,037,239)	$10,153,342

	Quarter Ended March 31, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$119,379	$18	$4,300	$123,697	$-	$123,697
Interest expense	(15,889)	-	(2,707)	(18,596)	-	(18,596)
Net interest income	103,490	18	1,593	105,101	-	105,101
Provision for loan and lease losses	(47,131)	-	-	(47,131)	-	(47,131)
Non-interest income	19,544	7,375	4,531	31,450	-	31,450
Non-interest expenses	(82,545)	(3,724)	(1,053)	(87,322)	-	(87,322)
Intersegment revenue	457	-	-	457	(457)	-
Intersegment expenses	-	(154)	(303)	(457)	457	-
Income before income taxes	$(6,185)	$3,515	$4,768	$2,098	$-	$2,098
Income tax expense	(2,319)	1,318	1,298	297	-	297
Net income	$(3,866)	$2,197	$3,470	$1,801	$-	$1,801
Total assets	$9,207,848	$34,014	$1,069,334	$10,311,196	$(1,072,625)	$9,238,571

Comparison of quarters ended March 31, 2021 and 2020

Banking

OFG's banking segment net income before taxes increased $45.2 million from a loss of $6.2 million to income of $39.1 million, mainly reflecting:

• Decrease in provision for credit losses by $40.5 million, mainly due to prior year quarter $34.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic and the current quarter $3.7 million provision release of last year’s Covid-19 related loan reserves, partially offset by a $3.5 million provision for a commercial loan in workout prior to the pandemic;

• Lower interest expense from deposits by $4.6 million, mainly related to pricing changes implemented during fourth quarter of 2020 and to the maturity and cancelation of higher cost time and brokered deposits; and

• Decrease in non-interest expenses by $8.7 million mainly in compensation and employee benefits, professional and service fees, foreclosed real estate and other repossessed assets expenses, electronic banking charges, and insurance expenses.

Partially offset by:

• Lower interest income from loans by $8.2 million, reflecting lower balances in the mortgage and consumer portfolios, and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans, partially offset by interest income of $1.6 million from unamortized yield for $92 million of forgiven PPP loans.

Wealth Management

Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment increased $908 thousand, mainly from a decrease in claims and settlements accruals as a result of claim settled in favor of OFG during the quarter that was previously reserved.

Treasury

Treasury segment net income before taxes decreased by $3.6 million, mainly reflecting:

• A gain of $4.7 million on the sales of securities recorded in prior year quarter. There were no sales of securities during the quarter ended March 31, 2021; and

• Lower interest income from interest bearing cash and investment securities by $1.6 million, mainly impacted by the Federal Reserve Board’s rate cuts.

Partially offset by:

• Lower interest expenses in borrowings by $2.1 million, reflecting the maturity and early extinguishment of repurchase agreements during 2020.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At March 31, 2021, OFG’s total assets amounted to $10.153 billion representing an increase of 3.3%, when compared to $9.826 billion at December 31, 2020. Cash and due from banks and investments portfolios increased by $254.3 million and $152.9 million, respectively, while loans decreased by $69.2 million.

Cash and cash equivalents of $2.409 billion increased by $253.8 million primarily because of the influx of both commercial and retail deposits from increased liquidity in the economy as a result of government stimulus programs.

OFG’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At March 31, 2021, OFG’s loan portfolio decreased by 1.1% mainly due to loan portfolios run-off. PCD loan portfolio, excluding allowance for credits losses, decreased $69.0 million to $1.703 billion at March 31, 2021. This decrease was offset by loan production in the first quarter of 2021 of $527.6 million, compared to $280.8 million in the year ago quarter, driven by mortgage and commercial lending, including $126.3 million PPP loan originations, which reflected an increase in our Non-PCD portfolio of $4.5 million, excluding allowance for credits losses, when compared to $4.890 billion at December 31, 2020.

Financial Assets Managed

OFG’s financial assets include those managed by OFG’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary manages private retirement plans. At March 31, 2021, the total assets managed by OFG’s trust division and retirement plan administration subsidiary amounted to $3.556 billion, compared to $3.476 billion at December 31, 2020. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2021, total assets gathered by the broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.553 billion, compared to $2.474 billion at December 31, 2020. This increase is mainly due to increased liquidity and improvement in the local economy as a result of government incentives in light of Covid-19 pandemic.

Goodwill

OFG’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG completes its annual goodwill impairment test as of October 31 of each year. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary.

In connection with reviewing our financial condition given the pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of March 31, 2021, no impairments have been recorded.

As of March 31, 2021, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment. Please refer to Note 9 Goodwill and Other Intangible Assets for more information on the annual goodwill impairment test.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	March 31	December 31,	Variance
	2021	2020	%
	(In thousands)
Investments:
FNMA and FHLMC certificates	$347,763	$210,949	64.9%
Obligations of US government-sponsored agencies	1,512	1,606	-5.9%
US Treasury securities	10,946	10,983	-0.3%
CMOs issued by US government-sponsored agencies	35,329	39,214	-9.9%
GNMA certificates	201,348	182,772	10.2%
FHLB stock	8,233	8,278	-0.5%
Other debt securities	878	914	-3.9%
Other investments	5,580	3,984	40.1%
Total investments	611,589	458,700	33.3%
Loans	6,432,079	6,501,259	-1.1%
Total investments and loans	7,043,668	6,959,959	1.2%
Other assets:
Cash and due from banks (including restricted cash)	2,398,015	2,143,669	11.9%
Money market investments	11,401	11,908	-4.3%
Foreclosed real estate	15,598	11,596	34.5%
Accrued interest receivable	61,028	65,547	-6.9%
Deferred tax asset, net	154,540	162,478	-4.9%
Premises and equipment, net	83,756	83,786	0.0%
Servicing assets	47,911	47,295	1.3%
Goodwill	86,069	86,069	0.0%
Right of use assets	32,714	31,383	4.2%
Core deposit, customer relationship and other intangibles	43,445	45,896	-5.3%
Other assets and customers' liability on acceptances	175,197	176,425	-0.7%
Total other assets	3,109,674	2,866,052	8.5%
Total assets	$10,153,342	$9,826,011	3.3%
Investment portfolio composition:
FNMA and FHLMC certificates	56.9%	46.0%
Obligations of US government-sponsored agencies	0.2%	0.4%
US Treasury securities	1.8%	2.4%
CMOs issued by US government-sponsored agencies	5.8%	8.5%
GNMA certificates	32.9%	39.8%
FHLB stock	1.3%	1.8%
Other debt securities and other investments	1.1%	1.1%
	100.0%	100.0%

TABLE 5 - LOAN PORTFOLIO COMPOSITON

	March 31,	December 31,
	2021	2020
	(In thousands)
Loans held for investment:
Commercial	$2,411,718	$2,402,010
Mortgage	2,197,106	2,283,375
Consumer	396,193	414,946
Auto	1,588,509	1,561,802
	6,593,526	6,662,133
Allowance for credit losses	(201,973)	(204,809)
Total loans held for investment	6,391,553	6,457,324
Mortgage loans held for sale	38,220	41,654
Other loans held for sale	2,306	2,281
Total loans, net	$6,432,079	$6,501,259

OFG’s loan portfolio is composed of mortgage, commercial, consumer, and auto loans business products. As shown in Table 5 above, total loans, net, amounted to $6.432 billion at March 31, 2021 and $6.501 billion at December 31, 2020. OFG’s loans held-for-investment portfolio composition and trends were as follows:

• Commercial loan portfolio amounted to $2.412 billion (36.6% of the gross loan portfolio) compared to $2.402 billion (36.1% of the gross loan portfolio) at December 31, 2020. Commercial production, including the U.S. loan program production and PPP loans, increased 151.8% to $254.9 million in the quarter ended March 31, 2021 from $101.2 million in prior year quarter.

• Mortgage loan portfolio amounted to $2.197 billion (33.3% of the gross loan portfolio) compared to $2.283 billion (34.3% of the gross originated loan portfolio) at December 31, 2020. Mortgage loan production totaled $95.9 million for the quarter ended March 31, 2021, which represents an increase of 209.3% from $31.0 million in the same quarter in 2020. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $40.8 million and $56.2 million at March 31, 2021 and December 31, 2020, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

• Consumer loan portfolio amounted to $396.2 million (6.0% of the gross loan portfolio) compared to $414.9 million (6.2% of the gross loan portfolio) at December 31, 2020. Consumer loan production decreased 29.9% to $27.5 million in the quarter ended March 31, 2021 from $39.2 million in prior year quarter.

• Auto and leasing portfolio amounted to $1.589 billion (24.1% of the gross loan portfolio) compared to $1.562 billion (23.4% of the gross loan portfolio) at December 31, 2020. Auto production increased 36.6% to $149.3 million in the quarter ended March 31,2021 compared to $109.3 million in prior year quarter.

The following table includes the maturities of OFG's lending exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and a loan to a public corporation acquired in the Scotiabank PR & USVI Acquisition. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $217.8 million at March 31, 2021.

TABLE 6 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

March 31, 2021
			Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Public corporations	$1,102	$1,102	$-	$-
Municipalities	98,064	72	18,376	79,616
Total	$99,166	$1,174	$18,376	$79,616

At March 31, 2021, OFG has $99.2 million of direct credit exposure to the Puerto Rico government, a $99 thousand decrease from December 31, 2020.

Credit Risk Management

Allowance for Credit Losses

OFG maintains an allowance for credit losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. OFG’s allowance for credit losses (“ACL”) policy provides for a detailed quarterly analysis of expected credit losses.

On January 1, 2020, OFG adopted the new CECL accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of future expected credit losses inherent in the Company’s relevant financial assets.

The allowance for credit losses for the quarter ended March 31, 2020 included a $34.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic. The allowance for credit losses for the quarter ended March 31, 2021 included a $3.7 million provision release of last year’s Covid-19 related loan reserves and a $3.5 million provision for a commercial loan in workout prior to the pandemic.

Tables 7 through 9 set forth an analysis of activity in the allowance for credit losses for the quarters ended March 31, 2021 and 2020 and present selected credit loss statistics for March 31, 2021 and December 31, 2020. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Credit Losses” section in the MD&A for a more detailed analysis of provisions for credit losses.

Non-performing Assets

OFG’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 10 and 11). At March 31, 2021, OFG had $135.9 million of non-accrual loans, including $35.9 million PCD loans accounted for under ASU 2016-13, compared to $147.9 million at December 31, 2020.

At March 31, 2021 and December 31, 2020, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-performing assets amounted to $100.0 million and $109.2 million, respectively.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

At March 31, 2021, OFG’s non-performing assets decreased by 1.8% to $162.7 million (1.60% of total assets) from $165.6 million (1.69% of total assets) at December 31, 2020. Foreclosed real estate and other repossessed assets amounting to $15.6 million and $2.8 million, respectively, at March 31, 2021, increased from $11.6 million and $1.8 million, respectively, at December 31, 2020, recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At March 31, 2021, the allowance coverage ratio to non-performing loans was 140.0% (134.6% at December 31, 2020).

Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, for PCD loans the determination of nonaccrual or accrual status is made at the pool level, not the individual loan level. Upon adoption of CECL, the allowance for credit losses was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount which will be amortized interest income over the remaining life of the pool. On a quarterly basis, management will monitor the composition and behavior of the pools to assess the ability for cash flow estimation and timing. If based on the analysis performed, the pool is classified as non-accrual the accretion/amortization of the non-credit (discount) premium will cease.

OFG follows a conservative residential mortgage lending policy, with more than 90% of its residential mortgage portfolio consisting of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk associated with subprime loans offered by certain major U.S. mortgage loan originators. Furthermore, OFG has never been active in negative amortization loans or adjustable rate mortgage loans, including those with teaser rates.

The following items comprise non-performing loans held for investment, Non-PCD and PCDs:

Commercial loans —At March 31, 2021, OFG’s non-performing commercial loans amounted to $85.8 million (59.5 % of OFG’s non-performing loans), a 2.9% increase from $83.4 million at December 31, 2020 (54.8% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.

Residential mortgage loans —At March 31, 2021, OFG’s non-performing mortgage loans totaled $43.7 million (30.3% of OFG’s non-performing loans), a 1.7% increase from $43.0 million (28.3% of OFG’s non-performing loans) at December 31, 2020. Non-PCD residential mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.

Consumer loans —At March 31, 2021, OFG’s non-performing consumer loans amounted to $2.9 million (2.0% of OFG’s non-performing loans), a 41.9% decrease from $5.0 million at December 31, 2020 (3.3% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto loans and leases —At March 31, 2021, OFG’s non-performing auto loans and leases amounted to $11.8 million (8.2% of OFG’s total non-performing loans), a decrease of 43.0% from $20.8 million at December 31, 2020 (13.6% of OFG’s total non-performing loans). Non-PCD auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.

OFG has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-Conforming Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing OFG’s losses on non-performing mortgage loans.

The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, RURAL, PRHFA, conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to FNMA and FHLMC, and conventional loans retained by OFG. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and deed in lieu of foreclosure.

The Non-Conforming Mortgage Loan Program is for non-conforming mortgages, including balloon payment, interest only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-conforming mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA/VA/FNMA/ FHLMC, and performing loans not meeting secondary market guidelines processed pursuant OFG’s current credit and underwriting guidelines. OFG achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.

In order to apply for any of our loan modification programs, if the borrower is active in Chapter 13 bankruptcy, it must request an authorization from the bankruptcy trustee to allow for the loan modification. Borrowers with discharged Chapter 7 bankruptcies may also apply. Loans in these programs are evaluated by designated underwriters for troubled-debt restructuring classification if OFG grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

TABLE 7 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	March 31,	December 31,	Variance
	2021	2020	%
	(In thousands)
Allowance for credit losses:
Non-PCD:
Commercial	$47,683	$45,779	4.2%
Mortgage	17,035	19,687	-13.5%
Consumer	21,191	25,253	-16.1%
Auto and leases	71,069	70,296	1.1%
Total allowance for credit losses	$156,978	$161,015	$-2.5%

PCD:
Commercial	$14,307	16,405	-12.8%
Mortgage	29,938	26,389	13.4%
Consumer	52	57	100.0%
Auto and leases	698	943	-26.0%
Total allowance for credit losses	$44,995	43,794	2.7%

Allowance for credit losses summary
Commercial	$61,990	$62,184	-0.3%
Mortgage	46,973	46,076	1.9%
Consumer	21,243	25,310	-16.1%
Auto and leases	71,767	71,239	0.7%
Total allowance for credit losses	$201,973	$204,809	$-1.4%

Allowance composition:
Commercial	30.7%	30.4%
Mortgage	23.3%	22.5%
Consumer	10.5%	12.4%
Auto and leases	35.5%	34.8%
	100.0%	100.0%

Allowance coverage ratio at end of period:
Commercial	2.6%	2.6%	-0.8%
Mortgage	2.1%	2.0%	5.9%
Consumer	5.4%	6.1%	-12.1%
Auto and leases	4.5%	4.6%	-0.9%
	3.06%	3.07%	-0.3%

Allowance coverage ratio to non-performing loans:
Commercial	72.2%	74.5%	-3.1%
Mortgage	107.4%	107.2%	0.2%
Consumer	732.5%	507.4%	44.4%
Auto and leases	606.0%	343.1%	76.7%
	140.0%	134.6%	4.0%

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended March 31,		Variance
	2021	2020	%
	(Dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$204,809	$116,539	75.7%
Impact of ASC 326 adoption	-	89,720	-100.0%
Provision for credit losses	6,269	48,530	-87.1%
Charge-offs	(17,518)	(31,563)	-44.5%
Recoveries	8,413	7,529	11.7%
Balance at end of period	$201,973	$230,755	$-12.5%

TABLE 9 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Quarter Ended March 31,		Variance
	2021	2020	%
	(Dollars in thousands)
Non-PCD:
Mortgage
Charge-offs	$(787)	$(418)	88.3%
Recoveries	615	249	147.0%
Total	(172)	(169)	1.8%
Commercial
Charge-offs	(68)	(3,771)	-98.2%
Recoveries	430	1,522	-71.7%
Total	362	(2,249)	-116.1%
Consumer
Charge-offs	(4,469)	(6,015)	-25.7%
Recoveries	565	644	-12.3%
Total	(3,904)	(5,371)	-27.3%
Auto and leases
Charge-offs	(9,083)	(13,053)	-30.4%
Recoveries	5,817	4,211	38.1%
Total	(3,266)	(8,842)	-63.1%

PCD:
Mortgage
Charge-offs	$(2,590)	$(5,143)	-49.6%
Recoveries	146	122	19.7%
Total	(2,444)	(5,021)	-51.3%
Commercial
Charge-offs	(43)	(2,357)	-98.2%
Recoveries	436	375	16.3%
Total	393	(1,982)	-119.8%
Consumer
Charge-offs	(22)	(431)	-94.9%
Recoveries	21	63	-66.7%
Total	(1)	(368)	-99.7%
Auto and leases
Charge-offs	(456)	(375)	21.6%
Recoveries	383	343	11.7%
Total	(73)	(32)	128.1%

Total charge-offs	(17,518)	(31,563)	-44.5%
Total recoveries	8,413	7,529	11.7%
Net charge-offs	$(9,105)	$(24,034)	-62.1%

Net credit losses to average loans outstanding:
Mortgage	0.47%	0.86%	-45.74%
Commercial	-0.13%	0.76%	-116.62%

Consumer	3.78%	4.63%	-18.27%
Auto and leases	0.85%	2.31%	-63.25%
Total	0.55%	1.44%	-61.82%
Recoveries to charge-offs	48.02%	23.85%	101.33%
Average Loans Held for Investment (a)
Mortgage	$2,243,303	$2,414,685	-7.1%
Commercial	2,405,143	2,239,684	7.4%
Consumer	413,191	496,313	-16.7%
Auto and leases	1,573,995	1,537,193	2.4%
Total	$6,635,632	$6,687,875	-0.8%

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

TABLE 10 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance
	2021	2020	(%)
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans
Troubled-Debt Restructuring loans	$28,177	$28,297	-0.4%
Other loans	71,826	82,122	-12.5%
Accruing loans
Troubled-Debt Restructuring loans	7,195	3,411	110.9%
Other loans	1,255	889	41.2%
Total	$108,453	$114,719	-5.5%
PCD	35,864	37,475	-4.3%
Total non-performing loans	$144,317	$152,194	-5.2%
Foreclosed real estate	15,598	11,596	34.5%
Other repossessed assets	2,768	1,816	52.4%
	$162,683	$165,606	-1.8%

Non-performing assets to total assets	1.60%	1.69%	-5.3%
Non-performing assets to total capital	14.68%	15.25%	-3.7%

	Quarter Ended March 31,
	2021	2020
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$797	$607

TABLE 11 - NON-PERFORMING LOANS

	March 31,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial	$50,933	$46,967	8.4%
Mortgage	42,778	41,999	1.9%
Consumer	2,900	4,987	-41.8%
Auto and leases	11,842	20,766	-43.0%
Total	$108,453	$114,719	-5.5%

PCD
Commercial	$34,907	$36,471	-4.3%
Mortgage	957	1,003	100.0%
Consumer	-	1	-100.0%
Total	$35,864	$37,475	-4.3%
Total non-performing loans	$144,317	$152,194	-5.2%

Non-performing loans composition percentages:
Commercial	59.5%	54.8%
Mortgage	30.3%	28.3%
Consumer	2.0%	3.3%
Auto and leases	8.2%	13.6%
	100.0%	100.0%

Non-performing loans to:
Total loans	2.2%	2.3%	-3.9%
Total assets	1.4%	1.6%	-8.4%
Total capital	13.0%	14.0%	-7.1%

Non-performing loans with partial charge-offs to:
Total loans	0.6%	0.6%	3.5%
Non-performing loans	26.9%	24.8%	8.5%

Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	145.4%	151.3%	-3.9%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	191.5%	179.0%	7.0%

TABLE 12 - LIABILITIES SUMMARY AND COMPOSITION
	March 31,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$2,451,986	$2,259,048	8.5%
NOW accounts	2,433,251	2,354,194	3.4%
Savings and money market accounts	2,166,159	1,944,426	11.4%
Certificates of deposit	1,704,085	1,856,400	-8.2%
Total deposits	8,755,481	8,414,068	4.1%
Accrued interest payable	1,281	1,572	-18.5%
Total deposits and accrued interest payable	8,756,762	8,415,640	4.1%
Borrowings:
Advances from FHLB	64,570	65,561	-1.5%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	443	707	-37.3%
Total borrowings	101,096	102,351	-1.2%
Total deposits and borrowings	8,857,858	8,517,991	4.0%

Other Liabilities:
Derivative liabilities	1,465	1,712	-14.4%
Acceptances outstanding	24,389	33,349	-26.9%
Lease liability	34,017	32,566	4.5%
Other liabilities	127,190	154,418	-17.6%
Total liabilities	$9,044,919	$8,740,036	3.5%
Deposits portfolio composition percentages:
Non-interest bearing deposits	28.0%	26.8%
NOW accounts	27.8%	28.0%
Savings and money market accounts	24.7%	23.1%
Certificates of deposit	19.5%	22.1%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	63.9%	64.1%
Other term notes	0.4%	0.7%
Subordinated capital notes	35.7%	35.2%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Daily average outstanding balance	$-	$50,492
Maximum outstanding balance at any month-end	$-	$190,000

Liabilities and Funding Sources

As shown in Table 12 above, at March 31, 2021, OFG’s total liabilities were $9.045 billion, 3.5% more than the $8.740 billion reported at December 31, 2020. Deposits and borrowings, OFG’s funding sources, amounted to $8.858 billion at March 31, 2021 versus $8.518 billion at December 31, 2020, a 4.0% increase, mainly from higher core deposits by $355.3 million, while time deposits, brokered deposits and borrowings decreased by $139.0 million, $14.2 million and $1.3 million, respectively.

At March 31, 2021, deposits represented 99% and borrowings represented 1% of interest-bearing liabilities. At March 31, 2021, deposits, the largest category of OFG’s interest-bearing liabilities, were $8.757 billion, an increase of 4.1% from $8.416 billion at December 31, 2020, reflecting higher commercial deposits from existing and new clients and higher retail deposits as a result of increased liquidity in the economy.

Borrowings consist mainly of FHLB-NY advances and subordinated capital notes. The overall declines in time deposits, brokered deposits and borrowings are part of the strategy to replace higher cost funding with lower cost core deposits.

Stockholders’ Equity

At March 31, 2021, OFG’s total stockholders’ equity was $1.108 billion, a 2.1% increase when compared to $1.086 billion at December 31, 2020. This increase in stockholders’ equity reflects increases in legal surplus of $2.9 million, in retained earnings of $22.1 million, in treasury stock of $2.0 million and in additional paid-in capital of $283 thousand offset by, a decrease in accumulated other comprehensive income, net of tax, of $4.8 million. Book value per share was $19.90 at March 31, 2021 compared to $19.54 at December 31, 2020.

From December 31, 2020 to March 31, 2021, tangible common equity to tangible total assets decreased from 9.00% to 8.95%, leverage capital ratio increased from 10.30% to 10.48%, common equity tier 1 capital ratio increased from 13.08% to 13.56%, tier 1 risk-based capital ratio increased from 14.78% to 15.28%, and total risk-based capital ratio increased from 16.04% to 16.54%.

Regulatory Capital

OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2021, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

On January 1, 2020, the Company implemented CECL using the modified retrospective approach. As a result, a $39.2 million allowance for credit losses was recorded for Non-PCD loans and $0.2 million for unused commitments with the corresponding adjustment reducing retained earnings, net of a $13.9 million deferred tax effect. For more information, see Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements. On March 27, 2020, in response to the Covid-19 pandemic, U.S. banking regulators issued an interim final rule that the Company adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). During the two-year delay, OFG will add back to common equity tier 1 (“CET1”) capital 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over a three-year period.

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

On November 13, 2019, the agencies jointly issued a final rule to simplify regulatory capital requirements for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the final rule, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio framework (qualifying community banking organizations). Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The final rule was effective on January 1, 2020. Even though OFG qualified for this ratio, the Company elected to opt-out.

The risk-based capital ratios presented in Table 13, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of March 31, 2021 and December 31, 2020, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at March 31, 2021 and December 31, 2020:

TABLE 13 — CAPITAL, DIVIDENDS AND STOCK DATA
	March 31,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,108,423	$1,085,975	2.1%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	13.56%	13.08%	3.7%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$919,856	894,075	2.9%
Minimum common equity tier 1 capital required	$305,221	307,703	-0.8%
Minimum capital conservation buffer required (2.5%)	$169,567	170,946	-0.8%
Excess over regulatory requirement	$445,068	415,426	7.1%
Risk-weighted assets	$6,782,685	6,837,846	-0.8%
Tier 1 risk-based capital ratio	15.28%	14.78%	3.4%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$1,036,726	$1,010,945	2.6%
Minimum tier 1 risk-based capital required	$406,961	$410,271	-0.8%
Minimum capital conservation buffer required (2.5%)	$169,567	170,946	-0.8%
Excess over regulatory requirement	$460,198	$429,728	7.1%
Risk-weighted assets	$6,782,685	$6,837,846	-0.8%
Total risk-based capital ratio	16.54%	16.04%	3.1%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,121,830	$1,096,766	2.3%
Minimum total risk-based capital required	$542,615	$547,028	-0.8%
Minimum capital conservation buffer required (2.5%)	$169,567	170,946	-0.8%
Excess over regulatory requirement	$409,648	$378,972	8.1%
Risk-weighted assets	$6,782,685	$6,837,846	-0.8%
Leverage capital ratio	10.48%	10.30%	1.7%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$1,036,726	$1,010,945	2.6%
Minimum tier 1 capital required	$395,615	$392,424	0.8%
Excess over regulatory requirement	$641,111	$618,521	3.7%
Tangible common equity to total assets	8.83%	8.88%	-0.6%
Tangible common equity to risk-weighted assets	13.23%	12.75%	3.8%
Total equity to total assets	10.92%	11.05%	-1.2%
Total equity to risk-weighted assets	16.34%	15.88%	2.9%
Stock data:
Outstanding common shares	51,579,245	51,387,071	0.4%
Book value per common share	$19.90	$19.54	1.9%
Tangible book value per common share	$17.39	$16.97	2.5%
Market price at end of period	$22.62	$18.54	22.0%
Market capitalization at end of period	$1,166,723	$952,716	22.5%

The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(In thousands, except share or per share information)
Total stockholders' equity	$1,108,423	$1,085,975
Preferred stock	(92,000)	(92,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(33,144)	(34,983)
Customer relationship intangible	(10,064)	(10,629)
Other intangibles	(237)	(284)
Total tangible common equity (non-GAAP)	$897,039	$872,140
Total assets	10,153,342	9,826,011
Goodwill	(86,069)	(86,069)
Core deposit intangible	(33,144)	(34,983)
Customer relationship intangible	(10,064)	(10,629)
Other intangibles	(237)	(284)
Total tangible assets	$10,023,828	$9,694,046
Tangible common equity to tangible assets	8.95%	9.00%
Common shares outstanding at end of period	51,579,245	51,387,071
Tangible book value per common share	$17.39	$16.97

The tangible common equity ratio and tangible book value per common share are non-GAAP measures and, unlike tier 1 capital and common equity tier 1 capital, are not codified in the federal banking regulations. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which OFG calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. To mitigate these limitations, OFG has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	March 31,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$919,856	$894,075	2.9%
Additional tier 1 capital	116,870	116,870	0.0%
Tier 1 capital	1,036,726	1,010,945	2.6%
Additional Tier 2 capital	85,104	85,820	-0.8%
Total risk-based capital	$1,121,830	$1,096,765	2.3%
Risk-weighted assets:
Balance sheet items	$6,296,285	$6,338,524	-0.7%
Off-balance sheet items	486,400	499,322	-2.6%
Total risk-weighted assets	$6,782,685	$6,837,846	-0.8%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	13.56%	13.08%	3.7%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	15.28%	14.78%	3.4%
Total capital (minimum required, including capital conservation buffer - 10.5%)	16.54%	16.04%	3.1%
Leverage ratio (minimum required - 4%)	10.48%	10.30%	1.7%
Equity to assets	10.92%	11.05%	-1.2%
Tangible common equity to assets	8.83%	8.88%	-0.6%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2021 and December 31, 2020:

	March 31,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.07%	14.06%	-7.0%
Actual common equity tier 1 capital	$879,176	$956,845	-8.1%
Minimum capital requirement (4.5%)	$302,815	$306,206	-1.1%
Minimum capital conservation buffer requirement (2.5%)	$168,231	$170,114	-1.1%
Minimum to be well capitalized (6.5%)	$437,400	$442,297	-1.1%
Tier 1 Capital to Risk-Weighted Assets	13.07%	14.06%	-7.0%
Actual tier 1 risk-based capital	$879,176	$956,845	-8.1%
Minimum capital requirement (6%)	$403,754	$408,274	-1.1%
Minimum capital conservation buffer requirement (2.5%)	$168,231	$170,114	-1.1%
Minimum to be well capitalized (8%)	$538,339	$544,366	-1.1%
Total Capital to Risk-Weighted Assets	14.32%	15.32%	-6.5%
Actual total risk-based capital	$963,619	$1,042,255	-7.5%
Minimum capital requirement (8%)	$538,339	$544,366	-1.1%
Minimum capital conservation buffer requirement (2.5%)	$168,231	$170,114	-1.1%
Minimum to be well capitalized (10%)	$672,923	$680,457	-1.1%
Total Tier 1 Capital to Average Total Assets	8.95%	9.81%	-8.8%
Actual tier 1 capital	$879,176	$956,845	-8.1%
Minimum capital requirement (4%)	$392,720	$390,304	0.6%
Minimum to be well capitalized (5%)	$490,900	$487,879	0.6%

OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At March 31, 2021 and December 31, 2020, OFG’s market capitalization for its outstanding common stock was $1.167 billion ($22.62 per share) and $952.7 million ($18.54 per share), respectively.

The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2021
March 31, 2021	$22.93	$16.48	$0.08
2020
December 31, 2020	$18.54	$12.59	$0.07
September 30, 2020	$14.35	$12.12	$0.07
June 30, 2020	$15.10	$9.38	$0.07
March 31, 2020	$23.50	$9.32	$0.07
2019
December 31, 2019	$23.61	$20.00	$0.07
September 30, 2019	$24.20	$19.84	$0.07
June 30, 2019	$23.77	$18.78	$0.07
March 31, 2019	$21.24	$16.37	$0.07

Under OFG’s current stock repurchase program, it is authorized to purchase in the open market up to $5.5 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by OFG as treasury shares. In the quarter ended March 31, 2020, OFG repurchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. OFG did not repurchase any shares of its common stock in the quarter ended on March 31, 2020, other than through its publicly announced stock repurchase program. There were no stock repurchases by OFG in the quarter ended on March 31, 2021.

At March 31, 2021, the number of shares that may yet be purchased under such program is estimated at 243,609 and was calculated by dividing the remaining balance of $5.5 million by $22.62 (closing price of OFG's common stock at March 31, 2021).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Background

OFG’s risk management policies are established by its Board of Directors (the “Board”) and implemented by management through the adoption of a risk management program, which is overseen and monitored by the Chief Risk and Compliance Officer, the Board’s Risk and Compliance Committee and the executive Risk and Compliance Team. OFG has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.

All aspects of OFG’s business activities are susceptible to risk. Consequently, risk identification and monitoring are essential to risk management. As more fully discussed below, OFG’s primary risk exposures include market, interest rate, credit, liquidity, operational and concentration risks.

Market Risk

Market risk is the risk to earnings or capital arising from adverse movements in market rates or prices, such as interest rates or prices. OFG evaluates market risk together with interest rate risk. OFG’s financial results and capital levels are constantly exposed to market risk. The Board and management are primarily responsible for ensuring that the market risk assumed by OFG complies with the guidelines established by policies approved by the Board. The Board has delegated the management of this risk to the Asset/Liability Management Committee (“ALCO”) which is composed of certain executive officers from the business, treasury and finance areas. One of ALCO’s primary goals is to ensure that the market risk assumed by OFG is within the parameters established in such policies.

Interest Rate Risk

Interest rate risk is the exposure of OFG’s earnings or capital to adverse movements in interest rates. It is a predominant market risk in terms of its potential impact on earnings. OFG manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income. ALCO oversees interest rate risk, liquidity management and other related matters.

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

On a quarterly basis, OFG performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a five-year time horizon, assuming certain gradual upward and downward interest rate movements, achieved during a twelve-month period. Instantaneous interest rate movements are also modeled. Simulations are carried out in two ways:

(i) using a static balance sheet as OFG had on the simulation date, and

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

OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations.

These simulations are complex and use many assumptions that are intended to reflect the general behavior of OFG over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2021 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$35,418	9.09%	$31,479	8.13%
+ 100 Basis points	$17,867	4.58%	$15,825	4.09%
- 50 Basis points	$(5,735)	-1.47%	$(5,584)	-1.44%

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of March 31, 2021.

OFG maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. OFG’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings is expected to be substantially offset by OFG’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. OFG considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by OFG’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuation is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.

Derivative instruments that are used as part of OFG’s interest risk management strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give OFG the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, OFG enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value.

Following is a summary of certain strategies, including derivative activities, currently used by OFG to manage interest rate risk:

Interest rate swaps and wholesale borrowings — OFG uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix OFG’s interest payments on these borrowings. As of March 31, 2021, OFG had $29.8 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $64.5 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis. A derivative liability of $1.5 million was recognized at March 31, 2021 related to the valuation of these swaps.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for OFG is its lending activities. In Puerto Rico, OFG’s principal market, economic conditions are very challenging, as they have been for over a decade, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s fiscal and liquidity crisis, and the payment defaults on various Puerto Rico government bonds, with severe austerity measures expected for the Puerto Rico government to be able to restructure its debts under the supervision of the federally-created Fiscal Oversight and Management Board for Puerto Rico. In addition, as was demonstrated by the January 2020 earthquakes and hurricanes Irma and Maria in September 2017, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. Possible future climate changes may increase this risk. Moreover, the Puerto Rico government's fiscal challenges and Puerto Rico's unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing OFG's loans may suffer significant damages.

OFG manages its credit risk through a comprehensive credit policy which establishes sound underwriting standards by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations. OFG also employs proactive collection and loss mitigation practices.

OFG may also encounter risk of default in relation to its securities portfolio. The securities held by OFG are all agency mortgage-backed securities. Thus, these instruments are guaranteed by mortgages, a U.S. government-sponsored entity, or the full faith and credit of the U.S. government.

OFG’s executive Credit Risk Team, composed of its Chief Operating Officer, Chief Risk and Compliance Officer, and other senior executives, has primary responsibility for setting strategies to achieve OFG’s credit risk goals and objectives. Those goals and objectives are set forth in OFG’s Credit Policy as approved by the Board.

In the year 2020 and during the quarter ended March 31, 2021, the Covid-19 pandemic has negatively impacted economic activity in Puerto Rico, the U.S. and around the world. Nevertheless, we did not see meaningful impacts to loan portfolio delinquencies, nonperforming loans or charge-offs in the quarter ended March 31, 2021 as a result of the pandemic. To provide relief to individuals and businesses in the U.S., in March and April 2020, the President signed into law four economic stimulus packages, including the CARES Act. Further, on December 27, 2020, the President signed into law the Coronavirus Response and Relief Supplemental Appropriations Act, a $900 billion coronavirus relief bill as part of a larger $1.4 trillion omnibus spending and appropriations bill. The federal banking regulatory agencies also issued interagency guidance to financial institutions that are working with borrowers affected by Covid-19. The American Rescue Plan Act of 2021 was signed into law by President Biden on March 11, 2021. The current eviction and foreclosure moratoriums, which end on March 31, 2021, will not be extended under the plan. However, additional funding will provide relief to those behind on mortgages, rent, and utility bills.

To support our customers, we have implemented various loan modification programs and other forms of support, including offering loan payment deferrals, waiver of certain fees and pausing foreclosure sales, evictions and repossessions. For a description of the loan modification programs that we have implemented, see Recent Developments – Covid-19 Pandemic 2020 of the MD&A in this quarterly report. For information on the accounting for loan modifications related to the Covid-19 pandemic, see Note 1 – Summary of Significant Accounting Policies in the 2020 10-K Annual Report.

Liquidity Risk

Liquidity risk is the risk of OFG not being able to generate sufficient cash from either assets or liabilities to meet obligations as they become due without incurring substantial losses. The Board has established a policy to manage this risk. OFG’s cash requirements principally consist of deposit withdrawals, contractual loan funding, repayment of borrowings as these mature, and funding of new and existing investments as required.

OFG’s business requires continuous access to various funding sources. While OFG is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, OFG’s business is dependent upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of March 31, 2021, OFG had $11.0 million in brokered deposits.

Brokered deposits are typically offered through an intermediary to small retail investors. OFG’s ability to continue to attract brokered deposits is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, OFG’s credit rating, and the relative interest rates that it is prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates offered on deposits. As a result of the increase in core deposits from the Scotiabank PR & USVI Acquisition and organic growth, OFG has been limiting the offering of brokered deposits.

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, decreased to $1.109 billion at March 31, 2021 as compared to $1.134 billion at December 31, 2020, while letters of credit provided to customers increased to $21.0 million as compared to $19.7 million at December 31, 2020. Loans sold with recourse at March 31, 2021 and December 31, 2020 amounted to $131.5 million and $135.3 million, respectively. In addition, at March 31, 2021 and December 31, 2020, OFG maintained other non-credit commitments amounting to $11.9 million and $9.0 million, respectively, primarily for the acquisition of other investments.

Our liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the Covid-19 pandemic. Requests for loan payment deferrals rose in the second quarter of 2020. Nevertheless, most payment deferrals ended in the third quarter of 2020, with only 1% of total loans remaining at March 31, 2021 compared to 30% at June 30, 2020. Even though OFG’s liquidity has been impacted by loan principal and interest payment deferrals that have been granted for certain customers due to Covid-19, liquidity has been growing from the federal stimulus programs Puerto Rico is receiving following 2017’s Hurricane Maria, the early 2020 earthquakes, and now the Covid-19 pandemic. In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government agency (FNMA). Additionally, liquidity could be adversely impacted if customers withdraw significant deposit balances due to Covid-19 concerns.

Although OFG expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption or if negative developments occur with respect to OFG, the availability and cost of OFG’s funding sources could be adversely affected. In that event, OFG’s cost of funds may increase, thereby reducing its net interest income, or OFG may need to dispose of a portion of its investment portfolio, which depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon any such dispositions. OFG’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by OFG or market-related events. In the event that such sources of funds are reduced or eliminated, and OFG is not able to replace these on a cost-effective basis, OFG may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.

As of March 31, 2021, OFG had approximately $2.4 billion in unrestricted cash and cash equivalents, $297.0 million in investment securities that are not pledged as collateral, and $785.5 million in borrowing capacity at the FHLB-NY.

Operational Risk

Operational risk is the risk of loss from inadequate or failed internal processes, personnel and systems or from external events. All functions, products and services of OFG are susceptible to operational risk.

OFG faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products and services. Coupled with external influences such as the risk of natural disasters, market conditions, security risks, and legal risks, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, OFG has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these policies and procedures is to provide reasonable assurance that OFG’s business operations are functioning within established limits.

OFG classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, OFG has specialized groups, such as Information Security, Enterprise Risk Management, Corporate Compliance, Information Technology, Legal and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the executive Risk and Compliance Team. OFG also has a Business Continuity Plan to address situations where its capacity to perform critical functions is affected. Under such circumstances, a Crisis Management Team is activated to restore such critical functions within established timeframes.

The Business Continuity Plan has allowed us to effectively manage the operational disruption that began in the first quarter of 2020 from the Covid-19 pandemic. For more information on the effects of the pandemic, see Recent Developments – Covid-19 Pandemic 2020 of the MD&A in this quarterly report.

OFG is subject to extensive United States federal and Puerto Rico regulations, and this regulatory scrutiny has been significantly increasing over the last several years. OFG has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. OFG has a corporate compliance function headed by a Chief Risk and Compliance Officer who reports to the Chief Executive Officer and supervises the BSA Officer and Regulatory Compliance Officer. The Chief Risk and Compliance Officer is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program, including the Bank Secrecy Act/Anti-Money Laundering compliance program.

Concentration Risk

Most of OFG’s business activities and a significant portion of its credit exposure are concentrated in Puerto Rico. As a consequence, OFG’s profitability and financial condition may be adversely affected by an extended economic slowdown, adverse political, fiscal or economic developments in Puerto Rico, or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of its loans and loan servicing portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of OFG’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of OFG’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, the CEO and the CFO have concluded that, as of the end of such period, OFG’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by OFG in the reports that it files or submits under the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within OFG to disclose material information otherwise required to be set forth in OFG’s periodic reports.

Internal Control over Financial Reporting

There have not been any changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

PART - II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

OFG and its subsidiaries are defendants in a number of legal proceedings incidental to their business. OFG is vigorously contesting such claims. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on OFG’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Oriental’s annual report on Form 10-K for the year ended December 31, 2020. In addition to other information set forth in this report, you should carefully consider the risk factors included in Oriental’s annual report on Form 10-K, as updated by this report or other filings Oriental makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to Oriental at this time or that Oriental currently deems immaterial may also adversely affect Oriental’s business, financial condition or results of operations.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: May 7, 2021
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: May 7, 2021
Maritza Arizmendi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
By:	/s/ Krisen Aguirre Torres	Date: May 7, 2021
Krisen Aguirre Torres
Vice President Financial Reporting and Accounting Control