Form 10-Q
period 2021-06-30
OFG BANCORP
filed 2021-08-06
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

51,662,157 common shares ($1.00 par value per share) outstanding as of July 31, 2021

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

• the disruption to our operations of a cybersecurity breach, including a ransomware attack or theft of sensitive proprietary or client information;

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

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30,	December 31,
	2021	2020
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,756,288	$2,142,294
Money market investments	11,206	11,908
Total cash and cash equivalents	2,767,494	2,154,202
Restricted cash	199	1,375
Investments:
Trading securities, at fair value, with amortized cost of $432 (December 31, 2020 - $432)	29	22
Investment securities available-for-sale, at fair value, with amortized cost of $491,321
(December 31, 2020, amortized cost $432,176); no allowance for credit losses	501,619	446,438
Investment securities held-to-maturity, at amortized cost
no allowance for credit losses	125,138	-
Federal Home Loan Bank (FHLB) stock, at cost	7,541	8,278
Other investments	9,168	3,962
Total investments	643,495	458,700
Loans:
Loans held-for-sale, at lower of cost or fair value	47,665	43,935
Loans held for investment, net of allowance for credit losses of $191,717 (December 31, 2020 - $204,809)	6,306,375	6,457,324
Total loans	6,354,040	6,501,259
Other assets:
Foreclosed real estate	15,093	11,596
Accrued interest receivable	59,850	65,547
Deferred tax asset, net	144,799	162,478
Premises and equipment, net	85,993	83,786
Customers' liability on acceptances	27,703	33,349
Servicing assets	47,712	47,295
Goodwill	86,069	86,069
Other intangible assets	40,995	45,896
Operating lease right-of-use assets	32,621	31,383
Other assets	155,750	143,076
Total assets	$10,461,813	$9,826,011

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020 (CONTINUED)

	June 30,	December 31,
	2021	2020
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,329,429	$4,613,309
Savings accounts	2,285,558	1,944,415
Time deposits	1,475,505	1,857,916
Total deposits	9,090,492	8,415,640
Borrowings:
Advances from FHLB	63,569	65,561
Subordinated capital notes	36,083	36,083
Other borrowings	298	707
Total borrowings	99,950	102,351
Other liabilities:
Derivative liabilities	1,293	1,712
Acceptances executed and outstanding	27,703	33,349
Operating lease liabilities	34,052	32,566
Accrued expenses and other liabilities	128,326	154,418
Total liabilities	9,381,816	8,740,036
Commitments and contingencies (See Note 26)	nil	nil
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
960,000 shares of Series D issued and outstanding
(December 31, 2020 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	24,000	92,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 51,660,507 shares outstanding (December 31, 2020 - 59,885,234;
51,387,071 )	59,885	59,885
Additional paid-in capital	626,995	622,652
Legal surplus	110,235	103,269
Retained earnings	352,001	300,096
Treasury stock, at cost, 8,224,727 shares (December 31, 2020 - 8,498,163 shares)	(100,719)	(102,949)
Accumulated other comprehensive income (loss), net of tax of $1,405 (December 31, 2020 - $1,529)	7,600	11,022
Total stockholders’ equity	1,079,997	1,085,975
Total liabilities and stockholders’ equity	$10,461,813	$9,826,011

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2021 AND 2020

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Interest income:
Loans	$110,061	$118,532	$218,272	$234,967
Mortgage-backed securities	2,556	1,619	4,597	4,392
Investment securities and other	846	1,541	1,576	6,030
Total interest income	113,463	121,692	224,445	245,389
Interest expense:
Deposits	10,460	15,445	22,484	32,065
Securities sold under agreements to repurchase	-	335	-	1,335
Advances from FHLB and other borrowings	452	505	911	1,045
Subordinated capital notes	294	347	589	783
Total interest expense	11,206	16,632	23,984	35,228
Net interest income	102,257	105,060	200,461	210,161
(Recapture) provision for credit losses	(8,305)	17,696	(1,981)	64,827
Net interest income after (recapture) provision for credit losses	110,562	87,364	202,442	145,334
Non-interest income:
Banking service revenue	18,248	13,668	34,741	29,381
Wealth management revenue	8,263	6,366	15,651	13,652
Mortgage banking activities	4,537	3,072	10,108	6,306
Total banking and financial service revenues	31,048	23,106	60,500	49,339

Net gain on:
Sale of securities	-	-	-	4,728
Bargain purchase from Scotiabank PR & USVI acquisition	-	3,462	-	3,872
Other non-interest income	1,143	584	2,098	663
Total non-interest income, net	32,191	27,152	62,598	58,602

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2021 AND 2020 (CONTINUED)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	32,919	34,506	65,537	70,050
Occupancy, equipment and infrastructure costs	12,528	11,837	25,656	23,276
Electronic banking charges	9,316	7,962	17,548	17,550
Information technology expenses	5,532	3,944	9,786	10,878
Professional and service fees	5,399	3,475	9,935	9,264
Taxes, other than payroll and income taxes	3,617	3,171	7,278	6,349
Insurance	2,673	2,761	5,129	6,239
Foreclosed real estate and other repossessed assets (income) expenses	327	2,918	278	5,440
Loan servicing and clearing expenses	1,942	1,148	3,782	2,491
Advertising, business promotion, and strategic initiatives	1,707	1,533	3,137	3,163
Communication	1,039	905	2,004	1,876
Printing, postage, stationary and supplies	941	951	2,159	1,673
Director and investor relations	324	316	623	626
Merger and restructuring charges	-	3,006	-	3,310
Pandemic expenses	1,531	2,033	3,300	2,201
Other	2,881	5,015	4,190	8,417
Total non-interest expense	82,676	85,481	160,342	172,803
Income before income taxes	60,077	29,035	104,698	31,133
Income tax expense	19,250	7,248	33,498	7,545
Net income	40,827	21,787	71,200	23,588
Less: dividends on preferred stock	-	(1,628)	(1,255)	(3,256)
Income available to common shareholders	$40,827	$20,159	$69,945	$20,332
Earnings per common share:
Basic	$0.79	$0.39	$1.36	$0.40
Diluted	$0.78	$0.39	$1.35	$0.39
Average common shares outstanding and equivalents	52,048	51,470	51,885	51,584
Cash dividends per share of common stock	$0.08	$0.07	$0.16	$0.14

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2021 AND 2020

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(In thousands)

Net income	$40,827	$21,787	$71,200	$23,588
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	1,404	1,359	(3,964)	15,288
Realized gain on sale of securities available-for-sale	-	-	-	(4,728)
Unrealized gain (loss) on cash flow hedges	172	(19)	419	(1,169)
Other comprehensive (loss) income before taxes	1,576	1,340	(3,545)	9,391
Income tax effect	(206)	(42)	123	(795)
Other comprehensive (loss) income after taxes	1,370	1,298	(3,422)	8,596
Comprehensive income	$42,197	$23,085	$67,778	$32,184

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2021 AND 2020

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Preferred stock:
Balance at beginning of period	$92,000	$92,000	$92,000	$92,000
Redemption of preferred stock	(68,000)	$-	(68,000)	-
Balance at end of period	24,000	92,000	24,000	92,000
Common stock:
Balance at beginning of period	59,885	59,885	59,885	59,885
Balance at end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	622,935	621,206	622,652	621,515
Stock-based compensation expense	1,405	822	3,614	1,323
Lapsed restricted stock units	(22)	(168)	(1,948)	(978)
Redemption of preferred stock, issuance costs	2,677	-	2,677	-
Balance at end of period	626,995	621,860	626,995	621,860
Legal surplus:
Balance at beginning of period	106,165	95,945	103,269	95,779
Transfer from retained earnings	4,070	2,402	6,966	2,568
Balance at end of period	110,235	98,347	110,235	98,347
Retained earnings:
Balance at beginning of period	322,202	250,557	300,096	279,646
Topic 326 adoption	-	-	-	(25,494)
Balance at beginning of period (as adjusted for change in accounting principle)	322,202	250,557	300,096	254,152
Net income	40,827	21,787	71,200	23,588
Cash dividends declared on common stock[1]	(4,281)	(3,588)	(8,397)	(7,191)
Cash dividends declared on preferred stock	-	(1,628)	(1,255)	(3,256)
Transfer to legal surplus	(4,070)	(2,403)	(6,966)	(2,568)
Redemption of preferred stock, issuance costs	(2,677)	-	(2,677)	-
Balance at end of period	352,001	264,725	352,001	264,725
Treasury stock:
Balance at beginning of period	(100,994)	(103,289)	(102,949)	(102,339)
Stock repurchased	-	-	-	(2,226)
Lapsed restricted stock units and options	275	168	2,230	1,444
Balance at end of period	(100,719)	(103,121)	(100,719)	(103,121)
Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	6,230	6,290	11,022	(1,008)
Other comprehensive income (loss), net of tax	1,370	1,298	(3,422)	8,596
Balance at end of period	7,600	7,588	7,600	7,588
Total stockholders’ equity	$1,079,997	$1,041,284	$1,079,997	$1,041,284

[1] Dividends declared per common share during the quarter ended June 30, 2021- $0.08 (June 30, 2020 - $0.07). Dividends declared per common share during the six-month period ended June 30, 2021 - $0.16 (June 30, 2020 - $0.14).

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2021 AND 2020

	Six-Month Period Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$71,200	$23,588
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value (discounts) premiums on loans	997	(5,267)
Amortization of fair value premiums on acquired deposits	-	(1,303)
Amortization of investment securities premiums, net of accretion of discounts	1,583	3,099
Amortization of other intangible assets	4,901	5,559
Net change in operating leases	248	274
Depreciation and amortization of premises and equipment	6,913	6,190
Deferred income tax expense, net	8,733	1,053
Provision for credit losses	(1,981)	64,827
Stock-based compensation	3,614	1,323
(Gain) loss on:
Sale of securities	-	(4,728)
Sale of loans	(3,833)	(819)
Early extinguishment of debt	-	63
Foreclosed real estate and other repossessed assets	(2,757)	1,343
Sale of other assets	(570)	(7)
Originations and purchases of loans held-for-sale	(197,376)	(55,198)
Proceeds from sale of loans held-for-sale	127,053	819
Net (increase) decrease in:
Trading securities	(7)	15
Accrued interest receivable	5,947	(45,363)
Servicing assets	(417)	2,853
Other assets	(3,321)	8,540
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(578)	(1,292)
Accrued expenses and other liabilities	48,085	15,985
Net cash provided by operating activities	68,434	21,554

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2021 AND 2020 (CONTINUED)

	Six-Month Period Ended June 30,
	2021	2020
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(27,886)	23,469
Investment securities held-to-maturity	(126,777)	-
Other investments	(5,206)	(516)
Maturities and redemptions of:
Investment securities available-for-sale	51,129	257,278
Investment securities held-to-maturity	1,578	-
FHLB stock	737	4,682
Proceeds from sales of:
Investment securities available-for-sale	-	320,984
Foreclosed real estate and other repossessed assets, including write-offs	19,581	14,824
Premises and equipment	570	32
Origination and purchase of loans, excluding loans held-for-sale	(1,003,889)	(728,791)
Principal repayment of loans	1,093,923	522,880
Additions to premises and equipment	(9,633)	(7,344)
Net cash (used in) provided by investing activities	$(5,873)	$407,498
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	629,322	831,303
Securities sold under agreements to repurchase	-	(190,063)
FHLB advances, federal funds purchased, and other borrowings	(2,397)	(10,805)
Exercise of stock options with treasury shares	282	466
Redemption of preferred stock	(68,000)	-
Purchase of treasury stock	-	(2,226)
Dividends paid on preferred stock	(1,255)	(3,256)
Dividends paid on common stock	(8,397)	(7,191)
Net cash provided by financing activities	$549,555	$618,228
Net change in cash, cash equivalents and restricted cash	612,116	1,047,280
Cash, cash equivalents and restricted cash at beginning of period	2,155,577	852,757
Cash, cash equivalents and restricted cash at end of period	$2,767,693	$1,900,037
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$2,756,288	$1,888,965
Money market investments	11,206	10,022
Restricted cash	199	1,050
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,767,693	$1,900,037

See notes to unaudited consolidated financial statements

	Six-Month Period Ended June 30,
	2021	2020
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$17,210	$26,966
Income taxes paid	$880	$5,628
Operating lease liabilities paid	$5,976	$6,614
Mortgage loans held-for-sale securitized into mortgage-backed securities	$83,909	$55,612
Transfer from loans to foreclosed real estate and other repossessed assets	$20,637	$9,083
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$17,993	$261
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$4,178	$-
Interest capitalized on loans subject to the temporary payment moratorium	-	34,826
Financed sales of foreclosed real estate	$407	$-
Loans booked under the GNMA buy-back option	$28,118	$75,091
See notes to unaudited consolidated financial statements

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), among other subsidiaries. OFG also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”) through which it issued trust preferred securities. Through its operating subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank, a Puerto Rico commercial bank, in an FDIC-assisted acquisition. On February 6, 2017, the Bank and the FDIC agreed to terminate the shared-loss agreements related to the Eurobank Acquisition. On December 18, 2012, OFG acquired a group of Puerto Rico-based entities that included Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR”), a Puerto Rico commercial bank, as well as a securities broker-dealer and an insurance agency, which is referred to herein as the “BBVAPR Acquisition.” On December 31, 2019, OFG purchased from the Bank of Nova Scotia (“BNS”) all outstanding common stock of Scotiabank de Puerto Rico (“SBPR”). As part of this transaction, Oriental Bank also acquired the U.S. Virgin Islands banking operations of BNS through an acquisition of certain assets and an assumption of certain liabilities, and certain loans and assumed certain liabilities from BNS’s Puerto Rico branch. Immediately following the closing of the Scotiabank Acquisition, OFG merged SBPR with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. This transaction is referred to as the “Scotiabank Acquisition.” These acquired businesses have been integrated.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Operating results for the six-months period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes.

Significant Accounting Policies

OFG’s significant accounting and reporting policies can be found in Note 1 of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Updates Adopted in 2021

Simplifying the Accounting for Income Taxes. On January 1, 2021, OFG adopted ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period tax allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Our adoption of this standard did not have an impact on our financial statements.

Investments—Equity Securities. On January 1, 2021, OFG adopted ASU 2020-01, which clarifies accounting for certain equity method investments (ASU 2020-01) clarifies the interactions between Topic 321 (equity securities), Topic 323 (equity method and joint ventures) and Topic 815 (derivatives and hedge accounting). The ASU addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. Our adoption of this standard did not have an impact on our financial statements.

New Accounting Updates Not Yet Adopted

Certain Leases with Variable Lease Payments. In July 2021, the FASB issued guidance within ASU 2021-05, which amends the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both: the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3; and the lessor would have otherwise recognized a day-one loss. OFG does not expect to be materially impacted by this amendment.

Issuer’s Accounting for Certain Modifications on Exchanges of Freestanding Equity-Classified Written Call Options. In May 2021, the FASB issued ASU 2021-04, which clarifies the accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after a modification or exchange and the related EPS effects of such transaction if recognized as an adjustment to equity. Upon adoption of this ASU, we will consider this guidance for modifications or exchanges of freestanding equity-classified written call options.

Reference Rate Reform. In March 2020, the FASB issued guidance within ASU 2020-04, which provides accounting relief from the future impact of the cessation of LIBOR by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated resulting from such changes provided certain criteria are met. OFG’s LIBOR exposure is mainly concentrated within its commercial loan portfolio, representing 7.6% of total loans held for investment at June 30, 2021. OFG has identified its LIBOR-based contracts that will be impacted by the cessation of LIBOR and is incorporating fallback language in negotiated contracts and incorporating a non-LIBOR reference rate and/or fallback language in new contracts to prepare for these changes. Furthermore, management has established a LIBOR transition team to lead OFG in the execution of its project plan. Notwithstanding these efforts, OFG expects to use the optional expedients provided by ASU 2020-04 for contracts left unmodified.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of OFG’s restricted cash:

	June 30,	December 31,
	2021	2020
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Regulatory requirements	$-	$325
Obligations under agreement of loans sold with recourse	199	1,050
	$199	$1,375

As of December 31, 2020, cash of $325 thousand was held as the legal reserve required by the Puerto Rico’s Office of the Commissioner of Financial Institutions (“OCFI”) in connection with an international banking entity (“IBE”) unit license acquired in the Scotiabank Acquisition. This cash was released during the six-month period ended June 30, 2021, as a result of the cancellation of this IBE license.

OFG has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At June 30, 2021 and December 31, 2020, OFG delivered as collateral cash amounting to approximately $199 thousand and $1.1 million, respectively.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered June 30, 2021 was $477.7 million (December 31, 2020 - $408.5 million). At June 30, 2021 and December 31, 2020, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2021 and December 31, 2020, money market instruments included as part of cash and cash equivalents amounted to $11.2 million and $11.9 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by OFG at June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$208,840	$3,481	$2,242	$210,079	1.71%
GNMA certificates	237,547	8,256	176	245,627	2.35%
CMOs issued by US government-sponsored agencies	30,546	762	-	31,308	1.96%
Total mortgage-backed securities	476,933	12,499	2,418	487,014	2.05%
Investment securities
US Treasury securities	10,739	171	-	10,910	1.48%
Obligations of US government-sponsored agencies	1,396	11	-	1,407	1.39%
Other debt securities	2,253	35	-	2,288	4.73%
Total investment securities	14,388	217	-	14,605	1.98%
Total securities available for sale	$491,321	$12,716	$2,418	$501,619	2.05%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$125,138	$63	$444	$124,757	1.70%

	December 31, 2020
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$206,195	$4,786	$32	$210,949	1.78%
GNMA certificates	174,472	8,478	178	182,772	2.21%
CMOs issued by US government-sponsored agencies	38,309	905	-	39,214	1.96%
Total mortgage-backed securities	418,976	14,169	210	432,935	1.97%
Investment securities
US Treasury securities	10,740	243	-	10,983	1.49%
Obligations of US government-sponsored agencies	1,585	21	-	1,606	1.39%
Other debt securities	875	39	-	914	2.31%
Total investment securities	13,200	303	-	13,503	1.53%
Total securities available-for-sale	$432,176	$14,472	$210	$446,438	1.96%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2021 and December 31, 2020, all securities held by OFG are issued by U.S. government entities and agencies that have a zero-credit loss assumption.

At both June 30, 2021 and December 31, 2020, the Bank’s international banking entities held short-term US Treasury securities in the amount of $305 thousand and $325 thousand as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the OCFI.

The amortized cost and fair value of OFG’s investment securities at June 30, 2021, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due less than one year
FNMA and FHLMC certificates	$6	$6	$-	$-
Total due in less than one year	6	6	-	-
Due from 1 to 5 years
GNMA certificates	2,203	2,274	-	-
Total due from 1 to 5 years	2,203	2,274	-	-
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$28,246	$28,976	$-	$-
FNMA and FHLMC certificates	90,140	93,172	-	-
GNMA certificates	45,513	46,827	-	-
Total due after 5 to 10 years	163,899	168,975	-	-
Due after 10 years
FNMA and FHLMC certificates	$118,694	$116,901	$125,138	$124,757
GNMA certificates	189,831	196,526	-	-
CMOs issued by US government-sponsored agencies	2,300	2,332	-	-
Total due after 10 years	310,825	315,759	125,138	124,757
Total mortgage-backed securities	476,933	487,014	125,138	124,757
Investment securities
Due less than one year
Obligations of US government-sponsored agencies	$1,396	$1,407	$-	$-
US Treasury securities	735	735	-	-
Other debt securities	250	250	-	-
Total due in less than one year	2,381	2,392	-	-
Due from 1 to 5 years
US Treasury securities	$10,004	$10,175	$-	$-
Other debt securities	2,003	2,038	-	-
Total due from 1 to 5 years	12,007	12,213	-	-
Due from 5 to 10 years
Total investment securities	14,388	14,605	-	-
Total	$491,321	$501,619	$125,138	$124,757

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the six-month period ended June 30, 2020, OFG sold $316.3 million available-for-sale mortgage-backed securities and recognized a $4.7 million gain in the sale. There were no sales of securities during the six-month period ended on June 30, 2021.

During the six-month periods ended June 30, 2021 and 2020, OFG retained securitized GNMA pools totaling $84.0 million and $31.1 million amortized cost, respectively, at a yield of 2.66% and 2.81%, from its own originations.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show OFG’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at June 30, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2021
	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$106,318	$2,242	$104,076
GNMA certificates	967	176	791
	$107,285	$2,418	$104,867

Held-to-maturity
FNMA and FHLMC certificates	$100,180	$444	$99,736

	December 31, 2020
	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$34,628	$32	$34,596
GNMA certificates	5,104	178	4,926
	$39,732	$210	$39,522

OFG had no investment securities in a continuous loss position for 12 months or more at June 30, 2021 or December 31, 2020.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - LOANS

OFG’s loan portfolio is composed of four segments, commercial, mortgage, consumer, and auto. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio.

The composition of the amortized cost basis of OFG’s loan portfolio at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021			December 31, 2020
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)			(In thousands)
Commercial loans:
Commercial secured by real estate	$829,053	$224,987	$1,054,040	$807,284	$243,229	$1,050,513
Other commercial and industrial	677,775	35,640	713,415	647,444	39,931	687,375
Commercial Paycheck Protection Program (PPP Loans)	228,677	-	228,677	289,218	-	289,218
US commercial loans	397,038	-	397,038	374,904	-	374,904
	2,132,543	260,627	2,393,170	2,118,850	283,160	2,402,010
Mortgage	760,168	1,324,274	2,084,442	823,443	1,459,932	2,283,375
Consumer:
Personal loans	300,631	673	301,304	313,257	1,043	314,300
Credit lines	31,378	308	31,686	43,805	351	44,156
Credit cards	49,153	-	49,153	56,185	-	56,185
Overdraft	313	-	313	305	-	305
Auto	1,618,788	19,236	1,638,024	1,534,269	27,533	1,561,802
	2,000,263	20,217	2,020,480	1,947,821	28,927	1,976,748
	4,892,974	1,605,118	6,498,092	4,890,114	1,772,019	6,662,133
Allowance for credit losses	(148,314)	(43,403)	(191,717)	(161,015)	(43,794)	(204,809)
Total loans held for investment	4,744,660	1,561,715	6,306,375	4,729,099	1,728,225	6,457,324
Mortgage loans held for sale	37,885	-	37,885	41,654	-	41,654
Other loans held for sale	9,780	-	9,780	2,281	-	2,281
Total loans held for sale	47,665	-	47,665	43,935	-	43,935
Total loans, net	$4,792,325	$1,561,715	$6,354,040	$4,773,034	$1,728,225	$6,501,259

At June 30, 2021 and December 31, 2020, OFG had carrying balances of $99.3 million and $99.1 million, respectively, in loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, as part of the institutional commercial loan segment. The Bank’s loans to the Puerto Rico government amounting to $98.2 million and $98.0 million at June 30, 2021 and December 31, 2020, respectively, are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below present the aging of the amortized cost of loans held for investment at June 30, 2021 and December 31, 2020, by class of loans. Mortgage loans past due include $28.1 million and $56.2 million, respectively, of delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	June 30, 2021
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$971	$335	$15,790	$17,096	$811,957	$829,053	$-
Other commercial and industrial	635	284	2,044	2,963	903,489	906,452	-
US commercial loans	1,490	-	-	1,490	395,548	397,038	-
	3,096	619	17,834	21,549	2,110,994	2,132,543	-
Mortgage	8,302	7,206	72,451	87,959	672,209	760,168	3,448
Consumer
Personal loans	2,484	1,031	1,086	4,601	296,030	300,631	-
Credit lines	1,217	197	378	1,792	29,586	31,378	-
Credit cards	661	254	850	1,765	47,388	49,153	-
Overdraft	85	-	2	87	226	313	-
Auto	46,719	19,349	7,192	73,260	1,545,528	1,618,788	-
	51,166	20,831	9,508	81,505	1,918,758	2,000,263	-
Total loans	$62,564	$28,656	$99,793	$191,013	$4,701,961	$4,892,974	$3,448

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2020
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$2,781	$750	$17,862	$21,393	$785,891	$807,284	$-
Other commercial and industrial	1,674	234	4,695	6,603	930,059	936,662	-
US commercial loans	2,604	-	-	2,604	372,300	374,904	-
	7,059	984	22,557	30,600	2,088,250	2,118,850	-
Mortgage	7,385	14,953	101,528	123,866	699,577	823,443	3,974
Consumer
Personal loans	4,784	2,515	2,062	9,361	303,896	313,257	-
Credit lines	2,136	476	1,269	3,881	39,924	43,805	-
Credit cards	1,357	824	1,585	3,766	52,419	56,185	-
Overdraft	138	-	-	138	167	305	-
Auto	57,176	31,181	20,485	108,842	1,425,427	1,534,269	-
	65,591	34,996	25,401	125,988	1,821,833	1,947,821	-
Total loans	$80,035	$50,933	$149,486	$280,454	$4,609,660	$4,890,114	$3,974

Upon adoption of Current Expected Credit Losses accounting standard (“CECL”), OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the tables above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Nonaccrual with	Nonaccrual with no		Nonaccrual with	Nonaccrual with no
	Allowance	Allowance		Allowance	Allowance
	for Credit Loss	for Credit Loss	Total	for Credit Loss	for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$15,217	$19,162	$34,379	$15,225	$21,462	$36,687
Other commercial and industrial	3,119	361	3,480	2,138	3,174	5,312
	18,336	19,523	37,859	17,363	24,636	41,999
Mortgage	21,092	21,913	43,005	24,920	17,747	42,667
Consumer
Personal loans	927	298	1,225	1,752	377	2,129
Personal lines of credit	389	-	389	1,272	-	1,272
Credit cards	848	-	848	1,586	-	1,586
Auto and leasing	7,605	-	7,605	20,766	-	20,766
	9,769	298	10,067	25,376	377	25,753
Total non-accrual loans	$49,197	$41,734	$90,931	$67,659	$42,760	$110,419

PCD:
Commercial
Commercial secured by real estate	$27,730	$5,670	$33,400	$31,338	$4,031	$35,369
Other commercial and industrial	1,102	-	1,102	1,102	-	1,102
	28,832	5,670	34,502	32,440	4,031	36,471
Mortgage	2,067	-	2,067	1,003	-	1,003
Consumer
Personal loans	-	-	-	1	-	1
	-	-	-	1	-	1
Total non-accrual loans	$30,899	$5,670	$36,569	$33,444	$4,031	$37,475
	$80,096	$47,404	$127,500	$101,103	$46,791	$147,894

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2021 and December 31 2020, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $122.3 million and $109.2 million, respectively, as they were performing under their new terms.

Modifications

OFG offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure. The amount of outstanding commitments to lend additional funds to commercial borrowers whose terms have been modified in TDRs amounted to $2.1 million and $7.7 million at June 30, 2021 and December 31, 2020, respectively.

The following table presents the troubled-debt restructurings in all loan portfolios as of June 30, 2021 and December 31, 2020.

	June 30, 2021
				Related
	Accruing	Non-accruing	Total	Allowance
	(In thousands)
Commercial
Commercial secured by real estate	$11,448	$14,922	$26,370	$233
US commercial loans	7,157	-	7,157	214
Other commercial and industrial	3,594	350	3,944	64
	22,199	15,272	37,471	511
Mortgage	95,820	10,810	106,630	4,245
Consumer
Personal loans	4,000	139	4,139	199
Auto and leasing	269	56	325	21
	4,269	195	4,464	220
Total loans	$122,288	$26,277	$148,565	$4,976

	December 31, 2020
				Related
	Accruing	Non-accruing	Total	Allowance
	(In thousands)
Commercial
Commercial secured by real estate	$10,047	$16,609	$26,656	$223
US commercial loans	7,157	-	7,157	345
Other commercial and industrial	3,872	375	4,247	59
	21,076	16,984	38,060	627
Mortgage	87,539	11,202	98,741	4,882
Consumer
Personal loans	4,944	67	5,011	257
Auto and leasing	331	44	375	23
	5,275	111	5,386	280
Total loans	$113,890	$28,297	$142,187	$5,789

The following table presents the troubled-debt restructurings by loan portfolios and modification type as of June 30, 2021 and December 31, 2020.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2021
			Combination of reduction
	Reduction in	Maturity or term	in interest rate
	interest rate	extension	and extension of maturity	Forbearance	Total
	(In thousands)
Commercial
Commercial secured by real estate	$911	$4,651	$20,808	$-	$26,370
US commercial loans	7,157	-	-	-	7,157
Other commercial and industrial	723	2,682	539	-	3,944
	8,791	7,333	21,347	-	37,471
Mortgage	28,370	7,493	33,675	37,092	106,630
Consumer
Personal loans	1,949	312	1,606	272	4,139
Auto and leasing	62	-	45	218	325
	2,011	312	1,651	490	4,464
Total loans	$39,172	$15,138	$56,673	$37,582	$148,565

	December 31, 2020
			Combination of reduction
	Reduction in	Maturity or term	in interest rate
	interest rate	extension	and extension of maturity	Forbearance	Total
	(In thousands)
Commercial
Commercial secured by real estate	$740	$3,926	$21,990	$-	$26,656
US commercial loans	7,157	-	-	-	7,157
Other commercial and industrial	718	2,960	569	-	4,247
	8,615	6,886	22,559	-	38,060
Mortgage	27,593	6,271	29,734	35,143	98,741
Consumer
Personal loans	2,315	407	1,896	393	5,011
Auto and leasing	38	-	38	299	375
	2,353	407	1,934	692	5,386
Total loans	$38,561	$13,564	$54,227	$35,835	$142,187

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TDRs disclosed above were not related to Covid-19 modifications. Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an option to elect to not account for certain loan modifications related to Covid-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 and at the time of modification program implementation, respectively, and meets other applicable criteria. OFG’s loan deferrals outstanding balances at June 30, 2021 and December 31, 2020 of approximately $74.9 million and $95.7 million resulting from the Covid-19 pandemic were not classified as a TDR, which consist of commercial loans from well-capitalized customers in the hospitality industry and FHA and VA insured mortgage loans.

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

Loan modifications that are considered TDR loans completed during the quarters and six-month periods ended June 30, 2021 and 2020 were as follows:

	Quarter Ended June 30, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	44	$5,104	4.24%	303	$4,880	3.59%	349
Commercial	1	991	4.25%	175	880	5.75%	60
Consumer	7	139	12.76%	72	139	9.47%	76
Auto	3	44	13.15%	78	44	10.15%	73

	Six-Month Period Ended June 30, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	70	$8,661	4.14%	302	$8,460	3.60%	342
Commercial	3	1,176	4.72%	157	1,085	5.95%	60
Consumer	9	155	12.65%	70	156	9.52%	75
Auto	8	126	9.04%	70	126	9.93%	49

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Consumer	1	21	5.99%	60	20	6.50%	72

	Six-Month Period Ended June 30, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	26	$3,093	5.14%	359	$3,046	4.29%	360
Commercial	1	281	8.00%	105	281	6.00%	240
Consumer	16	220	12.95%	67	225	10.63%	81

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended June 30, 2021 and 2020:

	Twelve month period ended June 30,
	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	19	$2,191	17	$2,267
Consumer	1	$14	90	$1,231
Auto	11	$64	3	$32

As of June 30, 2021, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $26.1 million. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through the state’s court. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

Collateral-dependent Loans

The table below present the amortized cost of collateral-dependent loans held for investment at June 30, 2021 and December 31, 2020, by class of loans.

	June 30, 2021	December 31, 2020
	(In thousands)
Commercial loans:
Commercial secured by real estate	$25,189	$29,279

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2021 and based on the most recent analysis performed, the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans						Revolving
	Amortized Cost Basis by Origination Year						Loans
							Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$59,344	$125,832	$97,799	$84,239	$66,936	$206,046	$37,274	$677,470
Special Mention	672	10,436	51,806	24,581	10,657	12,031	956	111,139
Substandard	850	314	69	905	8,598	21,130	1,289	33,155
Doubtful	-	-	-	-	-	25	7,264	7,289
Loss	-	-	-	-	-	-	-	-
Total commercial secured by real estate	60,866	136,582	149,674	109,725	86,191	239,232	46,783	829,053
Other commercial and industrial:
Loan grade:
Pass	289,682	165,556	55,504	45,725	10,762	7,459	271,518	846,206
Special Mention	89	320	8,172	19,597	17	-	28,409	56,604
Substandard	446	22	163	496	108	106	2,243	3,584
Doubtful	-	-	-	-	-	-	58	58
Loss	-	-	-	-	-	-	-	-
Total other commercial and industrial:	290,217	165,898	63,839	65,818	10,887	7,565	302,228	906,452
US commercial loans:
Loan grade:
Pass	37,333	59,081	50,358	77,683	-	-	134,118	358,573
Special Mention	-	-	1,512	12,339	-	-	-	13,851
Substandard	-	7,157	-	17,457	-	-	-	24,614
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total US commercial loans:	37,333	66,238	51,870	107,479	-	-	134,118	397,038
Total commercial loans	$388,416	$368,718	$265,383	$283,022	$97,078	$246,797	$483,129	$2,132,543

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2020 the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans
	Amortized Cost Basis by Origination Year						Revolving
							Loans
							Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
	(In thousands)
Commercial
Commercial secured by real estate:
Loan grade:
Pass	$113,474	$105,156	$106,283	$81,338	$44,008	$187,189	$30,686	$668,134
Special Mention	10,592	20,605	5,233	11,771	8,514	3,090	37,680	97,485
Substandard	183	63	758	8,923	584	23,746	7,331	41,588
Doubtful	-	-	-	-	-	77	-	77
Total commercial secured by real estate	124,249	125,824	112,274	102,032	53,106	214,102	75,697	807,284
Other commercial and industrial:
Loan grade:
Pass	384,901	84,433	75,023	14,502	8,326	7,922	300,429	875,536
Special Mention	151	8,242	19,626	-	-	3,337	23,732	55,088
Substandard	207	66	486	164	2,809	119	2,122	5,973
Doubtful	-	-	-	-	-	-	65	65
Loss	-	-	-	-	-	-	-	-
Total other commercial and industrial:	385,259	92,741	95,135	14,666	11,135	11,378	326,348	936,662
US commercial loans:
Loan grade:
Pass	68,688	62,264	77,762	7,124	-	-	98,324	314,162
Special Mention	-	1,501	33,282	-	-	-	1,250	36,033
Substandard	7,156	-	17,553	-	-	-	-	24,709
Total US commercial loans	75,844	63,765	128,597	7,124	-	-	99,574	374,904
Total Commercial	$585,352	$282,330	$336,006	$123,822	$64,241	$225,480	$501,619	$2,118,850

At June 30, 2021 and December 31, 2020, the balance of revolving loans converted to term loans was $20.0 million and $21.0 million, respectively.

OFG considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables presents the amortized cost in mortgage and consumer loans based on payment activity as of June 30, 2021:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

								Revolving Loans
	Term Loans						Revolving	Converted to
	Amortized Cost Basis by Origination Year						Loans	Term Loans
							Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
	(In thousands)
Mortgage:
Payment performance:
Performing	$8,584	$15,005	$15,576	$21,657	$26,204	$620,368	$-	$-	$707,394
Nonperforming	-	126	536	465	2,500	49,147	-	-	52,774
Total mortgage loans:	8,584	15,131	16,112	22,122	28,704	669,515	-	-	760,168
Consumer:
Personal loans:
Payment performance:
Performing	61,458	72,563	90,158	43,084	19,871	12,272	-	-	299,406
Nonperforming	124	182	179	273	93	374	-	-	1,225
Total personal loans	61,582	72,745	90,337	43,357	19,964	12,646	-	-	300,631
Credit lines:
Payment performance:
Performing	-	-	-	-	-	-	30,989	-	30,989
Nonperforming	-	-	-	-	-	-	389	-	389
Total credit lines	-	-	-	-	-	-	31,378	-	31,378
Credit cards:
Payment performance:
Performing	-	-	-	-	-	-	48,305	-	48,305
Nonperforming	-	-	-	-	-	-	848	-	848
Total credit cards	-	-	-	-	-	-	49,153	-	49,153
Overdrafts:
Payment performance:
Performing	-	-	-	-	-	-	313	-	313
Nonperforming	-	-	-	-	-	-	-	-	-
Total overdrafts	-	-	-	-	-	-	313	-	313
Total consumer loans	61,582	72,745	90,337	43,357	19,964	12,646	80,844	-	381,475
Total mortgage and consumer loans	$70,166	$87,876	$106,449	$65,479	$48,668	$682,161	$80,844	$-	$1,141,643

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG evaluates credit quality for auto loans and leases based on FICO score. The following table presents the amortized cost in auto loans and leases based on their most recent FICO score as of June 30, 2021 and December 31, 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
	As of June 30, 2021

	2021	2020	2019	2018	2017	Prior	Total
	(In thousands)
Auto:
FICO score:
1-660	75,895	106,442	92,663	79,610	46,518	35,412	436,540
661-699	57,205	90,482	59,027	41,148	20,923	16,544	285,329
700+	123,165	187,673	211,175	156,703	78,045	58,314	815,075
No FICO	21,891	14,994	20,524	12,204	6,889	5,342	81,844
Total auto:	$278,156	$399,591	$383,389	$289,665	$152,375	$115,612	$1,618,788

	Term Loans
	Amortized Cost Basis by Origination Year
	As of December 31, 2020

	2020	2019	2018	2017	2016	Prior	Total
	(In thousands)
Auto:
FICO score:
1-660	121,878	112,476	97,725	56,935	30,307	22,360	441,681
661-699	84,673	68,698	44,633	23,308	13,571	9,031	243,914
700+	173,834	214,287	164,205	85,743	45,947	32,177	716,193
No FICO	21,512	42,597	33,305	18,127	9,656	7,284	132,481
Total auto:	$401,897	$438,058	$339,868	$184,113	$99,481	$70,852	$1,534,269

Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the tables above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES

On January 1, 2020, OFG adopted CECL, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in OFG’s relevant financial assets.

The allowance for credit losses (“ACL”) is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG's assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends.

At June 30, 2021, OFG used a probability weighted scenario approach using Moody’s Economic Forecast Scenarios as it is expected that Puerto Rico’s economic performance should be close to the baseline scenario, and to a lesser extent to the S3 (pessimistic) scenario. In addition, the allowance for credit losses at June 30, 2021 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models such as commercial loans concentrated in certain industries. There are still many unknowns including the duration of the impact of Covid-19 on the economy and the results of the government fiscal and monetary actions.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the activity in OFG’s allowance for credit losses by segment for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30, 2021
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$47,683	$17,035	$21,191	$71,069	$156,978
(Recapture) provision for credit losses	(4,503)	(592)	74	(2,538)	(7,559)
Charge-offs	(653)	(268)	(2,897)	(5,170)	(8,988)
Recoveries	996	193	697	5,997	7,883
Balance at end of period	$43,523	$16,368	$19,065	$69,358	$148,314
PCD:
Balance at beginning of period	$14,306	$29,939	$52	$698	$44,995
(Recapture) provision for credit losses	(1,974)	1,727	(47)	(285)	(579)
Charge-offs	(6)	(1,742)	-	(226)	(1,974)
Recoveries	430	184	33	314	961
Balance at end of period	$12,756	$30,108	$38	$501	$43,403
Total allowance for credit losses at end of period	$56,279	$46,476	$19,103	$69,859	$191,717

	Six-Month Period Ended June 30, 2021
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$45,779	$19,687	$25,253	$70,296	$161,015
(Recapture) provision for credit losses	(2,961)	(3,071)	(85)	1,501	(4,616)
Charge-offs	(720)	(1,056)	(7,366)	(14,253)	(23,395)
Recoveries	1,425	808	1,263	11,814	15,310
Balance at end of period	$43,523	$16,368	$19,065	$69,358	$148,314
PCD:
Balance at beginning of period	$16,405	$26,389	$57	$943	$43,794
(Recapture) provision for credit losses	(4,466)	7,721	(52)	(457)	2,746
Charge-offs	(50)	(4,332)	(22)	(682)	(5,086)
Recoveries	867	330	55	697	1,949
Balance at end of period	$12,756	$30,108	$38	$501	$43,403
Total allowance for credit losses at end of period	$56,279	$46,476	$19,103	$69,859	$191,717

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter ended June 30, 2020
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$49,196	$19,694	$27,763	$53,308	$149,961
(Recapture) Provision for credit losses	(6,319)	455	7,935	13,156	15,227
Charge-offs	(497)	(185)	(4,187)	(13,300)	(18,169)
Recoveries	631	9	443	3,405	4,488
Balance at end of period	$43,011	$19,973	$31,954	$56,569	$151,507
PCD:
Balance at beginning of period	$48,836	$30,603	$177	$1,178	$80,794
Provision (recapture) for credit losses	177	1,915	(8)	385	2,469
Charge-offs	(386)	(2,178)	(30)	(600)	(3,194)
Recoveries	286	580	30	229	1,125
Balance at end of period	$48,913	$30,920	$169	$1,192	$81,194
Total allowance for loan and lease losses at end of period	$91,924	$50,893	$32,123	$57,761	$232,701

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2020
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$25,993	$8,727	$18,446	$31,878	$85,044
Impact of ASC 326 adoption	3,562	10,980	8,418	16,238	39,198
Provision for credit losses	15,571	611	14,205	27,190	57,577
Charge-offs	(4,268)	(603)	(10,202)	(26,353)	(41,426)
Recoveries	2,153	258	1,087	7,616	11,114
Balance at end of period	$43,011	$19,973	$31,954	$56,569	$151,507
PCD:
Balance at beginning of period	$8,893	$21,655	$-	$947	$31,495
Impact of ASC 326 adoption	42,143	7,830	181	368	50,522
(Recapture) provision for credit losses	(41)	8,054	356	280	8,649
Charge-offs	(2,743)	(7,321)	(461)	(975)	(11,500)
Recoveries	661	702	93	572	2,028
Balance at end of period	$48,913	$30,920	$169	$1,192	$81,194
Total allowance for loan and lease losses at end of period	$91,924	$50,893	$32,123	$57,761	$232,701

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(In thousands)

Balance at beginning of period	$15,598	$27,292	$11,596	$29,909
Additions	2,907	47	9,544	1,946
Sales	(3,098)	(2,074)	(5,521)	(6,040)
Decline in value	(314)	(473)	(526)	(1,023)
Balance at end of period	$15,093	$24,792	$15,093	$24,792

NOTE 7 - SERVICING ASSETS

At June 30, 2021, the servicing asset amounted to $47.7 million ($47.3 million — December 31, 2020) related to mortgage servicing rights. The impact of Covid-19 has been considered in the fair value for quarter and six-month period ended June 30, 2021.

The following table presents the changes in servicing rights measured using the fair value method for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Fair value at beginning of period	$47,911	$49,287	$47,295	$50,779
Servicing from mortgage securitizations or asset transfers	2,023	124	3,443	580
Changes due to payments on loans[1]	(1,862)	(678)	(3,369)	(1,445)
Changes in fair value due to changes in valuation model inputs or assumptions	(360)	(807)	343	(1,988)
Fair value at end of period	$47,712	$47,926	$47,712	$47,926
[1] Represents changes due to collection/realization of expected cash flows over time.

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the six-month periods ended June 30, 2021 and 2020:

	Six-Month Period Ended June 30,
	2021	2020
Constant prepayment rate	4.82% - 25.64%	5.61% - 20.8%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

June 30, 2021
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$47,712
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,035)
Decrease in fair value due to 20% adverse change	$(2,033)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,107)
Decrease in fair value due to 20% adverse change	$(4,054)

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarters ended June 30, 2021 and 2020 totaled $5.3 million and $4.2 million, respectively. Servicing fees on mortgage loans for the six-months periods ended June 30, 2021 and 2020 totaled $10.5 million and $8.9 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — DERIVATIVES

The following table presents OFG’s derivatives at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(In thousands)
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$1,293	$1,712

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

The following table shows a summary of these swaps and their terms at June 30, 2021:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$29,380	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$29,380

Accumulated unrealized losses of $1.3 million and $1.7 million were recognized in accumulated other comprehensive income related to the valuation of these swaps at June 30, 2021 and December 31, 2020, respectively, and the related liability is being reflected in the consolidated statements of financial condition.

Interest Rate Caps

OFG has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, OFG simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of June 30, 2021 and December 31, 2020, the outstanding total notional amount of interest rate caps was $26.4 million and $40.4 million, respectively. At both June 30, 2021 and December 31, 2020, the interest rate caps sold to clients represented a liability with zero value. At both June 30, 2021 and December 31, 2020, the interest rate caps purchased as mirror-images represented an asset of zero value.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2021 and December 31, 2020, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment (refer to Note 24 for the definition of OFG’s reportable business segments). There were no changes in the carrying amount of goodwill as of June 30, 2021 and December 31, 2020.

Goodwill recorded in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank Acquisition is not amortized to expense but is tested at least annually for impairment. No goodwill was recorded in connection with the Scotiabank Acquisition. OFG performs annual goodwill impairment test as of October 31 and monitors for interim triggering events on an ongoing basis.

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

Relevant events and circumstances for evaluating whether it is more likely than not that the fair value of a reporting segment is less than its carrying amount may include macroeconomic conditions, adverse changes in legal factors or in the business climate, adverse actions by a regulator, unanticipated competition, the loss of key employees, natural disasters, or similar events.

OFG performed its annual impairment review of goodwill during the fourth quarter of 2020 using October 31, 2020, respectively, as the annual evaluation date and concluded that there was no impairment at 2020. There were no additional events that caused OFG to perform interim testing during the six-month period ended June 30, 2021.

The following table reflects the components of other intangible assets subject to amortization at June 30, 2021 and December 31, 2020:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
	(In thousands)
June 30, 2021
Core deposit intangibles	$51,402	$20,096	$31,306
Customer relationship intangibles	17,753	8,254	9,499
Other intangibles	567	377	190
Total other intangible assets	$69,722	$28,727	$40,995
December 31, 2020
Core deposit intangibles	$51,402	$16,419	$34,983
Customer relationship intangibles	17,753	7,124	10,629
Other intangibles	567	283	284
Total other intangible assets	$69,722	$23,826	$45,896

In connection with the Eurobank Acquisition, the BBVAPR Acquisition and the Scotiabank Acquisition, OFG recorded a core deposit intangible representing the value of checking and savings deposits acquired. In addition, OFG recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of a securities broker-dealer and insurance agency in the BBVAPR Acquisition and an insurance agency in the Scotiabank Acquisition.

Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended June 30, 2021 and 2020 was $2.5 million and $2.8 million, respectively. Amortization of other intangible assets for the six-month periods ended June 30, 2021 and 2020 was $4.9 million and $5.6 million, respectively.

The following table presents the estimated amortization of other intangible assets for each of the following periods.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Year Ending December 31,	(In thousands)
2021	$9,802
2022	8,501
2023	6,898
2024	5,913
2025	4,927
Thereafter	9,854

NOTE 10 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at June 30, 2021 and December 31, 2020 consists of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Loans	$58,373	$64,465
Investments	1,477	1,082
	$59,850	$65,547

OFG estimates expected credit losses on accrued interest receivable for loans that participated in the Covid-19 deferral programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At June 30, 2021 and December 31, 2020, the allowance for credit losses for accrued interest receivable for loans that participated in the Covid-19 deferral programs amounted to $461 thousand and $711 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.

Other assets at June 30, 2021 and December 31, 2020 consist of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Prepaid expenses	$61,617	$61,332
Other repossessed assets	1,725	1,816
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	91,325	78,845
	$155,750	$143,076

Prepaid expenses amounting to $61.6 million at June 30, 2021, include prepaid municipal, property and income taxes aggregating to $57.6 million. At December 31, 2020 prepaid expenses amounted to $61.3 million, including prepaid municipal, property and income taxes aggregating to $54.3 million.

Other repossessed assets totaled $1.7 million and $1.8 million at June 30, 2021 and December 31, 2020, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of June 30, 2021 and December 31, 2020 consist of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Non-interest bearing demand deposits	$2,678,799	$2,259,048
Interest-bearing savings and demand deposits	4,936,188	4,274,586
Retail certificates of deposit	1,215,897	1,540,406
Institutional certificates of deposit	248,237	292,485
Total core deposits	9,079,121	8,366,525
Brokered deposits	11,371	49,115
Total deposits	$9,090,492	$8,415,640

Brokered deposits include $11.4 million in certificates of deposits at June 30, 2021, and $25.0 million in certificates of deposits and $24.1 million in money market accounts at December 31, 2020. At June 30, 2021, money market accounts amounting to $23.8 million were reclassified from brokered deposits to interest-bearing savings accounts as a result of a FDIC exemption from the brokered deposit definition.

The weighted average interest rate of OFG’s deposits was 0.60% and 0.80%, respectively, at June 30, 2021 and December 31, 2020. Interest expense for the quarters and six-month periods ended June 30, 2021 and 2020 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Demand and savings deposits	$6,209	$6,224	$12,580	$13,208
Certificates of deposit	4,251	9,221	9,904	18,857
	$10,460	$15,445	$22,484	$32,065

At June 30, 2021 and December 31, 2020, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $478.6 million and $628.4 million, respectively.

At June 30, 2021 and December 31, 2020, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $255.0 million and $218.9 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $299.9 million and $242.8 million at June 30, 2021 and December 31, 2020, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding accrued interest of approximately $955 thousand and $1.5 million, the scheduled maturities of certificates of deposit at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Within one year:
Three (3) months or less	$364,339	$379,563
Over 3 months through 1 year	446,899	805,117
	811,238	1,184,680
Over 1 through 2 years	370,490	328,336
Over 2 through 3 years	138,638	177,701
Over 3 through 4 years	63,617	75,094
Over 4 through 5 years	90,567	90,590
	$1,474,550	$1,856,401

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $840 thousand and $1.1 million as of June 30, 2021 and December 31, 2020, respectively.

NOTE 12— BORROWINGS AND RELATED INTEREST

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2021 and December 31, 2020, these advances were secured by mortgage and commercial loans amounting to $1.051 billion and $1.159 billion, respectively. Also, at June 30, 2021 and December 31, 2020, OFG had an additional borrowing capacity with the FHLB-NY of $734 million and $814 million, respectively. At June 30, 2021 and December 31, 2020, the weighted average remaining maturity of FHLB’s advances was 15.0 months and 18.2 months, respectively. The original terms of these advances range between one day and five years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of June 30, 2021.

The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $93 thousand and $96 thousand at June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 0.35% (December 31, 2020 - 0.34%)	$29,380	$30,259
Long-term fixed-rate advances from FHLB, with a weighted average interest rate from 2.92% to 3.24% (December 31, 2020 - from 2.92% to 3.24% )	34,096	35,206
	$63,476	$65,465

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances from FHLB mature as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Under 90 days	$29,380	$30,259
Over one to three years	29,925	30,972
Over three to five years	4,171	4,234
	$63,476	$65,465

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at June 30, 2021 and December 31, 2020.

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

The following table presents the potential effect of rights of set-off associated with OFG’s recognized financial liabilities at June 30, 2021 and December 31, 2020:

June 30, 2021
Gross Amounts Not Offset in the Statement of Financial Condition
Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
(In thousands)
Derivatives	$1,293	$-	$1,293	$-	$-	$1,293
Total	$1,293	$-	$1,293	$-	$-	$1,293

December 31, 2020
Gross Amounts Not Offset in the Statement of Financial Condition
Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
(In thousands)
Derivatives	$1,712	$-	$1,712	$-	-	$1,712
Total	$1,712	$-	$1,712	$-	$-	$1,712

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

At June 30, 2021 and December 31, 2020, OFG’s net deferred tax asset amounted to $144.8 million and $162.5 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is mainly dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset is deductible, management believes it is more likely than not that OFG will realize the deferred tax asset, net of the existing valuation allowances recorded at June 30, 2021 and December 31, 2020. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate lower than the statutory rate for the six-month periods ended June 30, 2021 and 2020 of 32.0% and 24.2%, respectively. The estimated annual effective tax rate was 32.7%, however, the current effective tax rate was 32.0% due in essence to discrete tax windfall on stock awards. The current effective tax rate was lower than statutory tax rates mainly due to the exempt income and income taxed at preferential tax rates.

OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At June 30, 2021 and December 31, 2020, unrecognized tax benefits amounted to $763 thousand and $728 thousands, respectively.

Income tax expense for the quarters ended June 30, 2021 and 2020, was $19.3 million and $7.2 million, respectively. Income tax expense for the six-month periods ended June 30, 2021 and 2020, was $33.5 million and $7.5 million, respectively.

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

As of June 30, 2021 and December 31, 2020, OFG and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2021 and December 31, 2020, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG’s and the Bank’s actual capital amounts and ratios as of June 30, 2021 and December 31, 2020 are as follows:

			Minimum Capital
			Requirement (including		Minimum to be Well
	Actual		capital conservation buffer)		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of June 30, 2021
Total capital to risk-weighted assets	$1,094,786	15.95%	$720,498	10.50%	$686,189	10.00%
Tier 1 capital to risk-weighted assets	$1,008,785	14.70%	$583,261	8.50%	$548,951	8.00%
Common equity tier 1 capital to risk-weighted assets	$957,238	13.95%	$480,332	7.00%	$446,023	6.50%
Tier 1 capital to average total assets	$1,008,785	9.84%	$409,975	4.00%	$512,469	5.00%
As of December 31, 2020
Total capital to risk-weighted assets	$1,096,766	16.04%	$717,974	10.50%	$683,785	10.00%
Tier 1 capital to risk-weighted assets	$1,010,945	14.78%	$581,217	8.50%	$547,028	8.00%
Common equity tier 1 capital to risk-weighted assets	$894,075	13.08%	$478,649	7.00%	$444,460	6.50%
Tier 1 capital to average total assets	$1,010,945	10.30%	$392,424	4.00%	$490,530	5.00%

			Minimum Capital
			Requirement (including		Minimum to be Well
	Actual		capital conservation buffer)		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2021
Total capital to risk-weighted assets	$993,250	14.58%	$715,375	10.50%	$681,310	10.00%
Tier 1 capital to risk-weighted assets	$907,851	13.33%	$579,113	8.50%	$545,048	8.00%
Common equity tier 1 capital to risk-weighted assets	$907,851	13.33%	$476,917	7.00%	$442,851	6.50%
Tier 1 capital to average total assets	$907,851	8.96%	$405,219	4.00%	$506,524	5.00%
As of December 31, 2020
Total capital to risk-weighted assets	$1,044,275	15.32%	$714,480	10.50%	$680,457	10.00%
Tier 1 capital to risk-weighted assets	$786,731	14.06%	$578,388	8.50%	$544,366	8.00%
Common equity tier 1 capital to risk-weighted assets	$956,845	14.06%	$476,320	7.00%	$442,297	6.50%
Tier 1 capital to average total assets	$956,845	9.81%	$390,304	4.00%	$487,879	5.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

On April 30, 2021, OFG redeemed Series A and Series B preferred stock at a redemption price of $25.00 per share. As of June 30, 2021 and December 31, 2020 preferred stock amounted to $24.0 million and $92.0 million, respectively. At both June 30, 2021 and December 31, 2020, common stock amounted to $59.9 million.

Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of June 30, 2021 and December 31, 2020, accumulated preferred stock issuance costs charged against additional paid in capital amounted to $7.5 million and $10.1 million, respectively. At both June 30, 2021 and December 31, 2020, accumulated common stock issuance costs charged against additional paid in capital amounted to $13.6 million.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At June 30, 2021 and December 31, 2020, the Bank’s legal surplus amounted to $110.2 million and $103.3 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under OFG’s stock repurchase program in effect at June 30, 2021, it was authorized to purchase in the open market up to $5.5 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by OFG as treasury shares. During the six-month period ended June 30, 2020, OFG repurchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. OFG did not purchase any shares of its common stock during the six-month period ended June 30, 2020 other than through its publicly announced stock repurchase program. During the six-month period ended June 30, 2021, OFG did not repurchased any shares.

At June 30, 2021 the number of shares that may yet be purchased under the $70 million program is estimated at ,249116 and was calculated by dividing the remaining balance of $5.5 million by $22.12 (closing price of OFG’s common stock at June 30, 2021).

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in connection with common shares held in treasury by OFG for the six-months period ended June 30, 2021 and 2020 is set forth below:

	Six-Month Period Ended June 30,
	2021		2020
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	$8,498,163	$102,949	8,486,278	$102,339
Common shares used upon lapse of restricted stock units and options	(273,436)	(2,230)	(118,276)	(1,444)
Common shares repurchased as part of the stock repurchase program	-	-	175,000	2,226
End of period	$8,224,727	$100,719	8,543,002	$103,121

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of June 30, 2021 and December 31, 2020 consisted of:

	June 30,	December 31,
	2021	2020
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$10,298	$14,262
Income tax effect of unrealized gain on securities available-for-sale	(1,890)	(2,170)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	8,408	12,092
Unrealized loss on cash flow hedges	(1,293)	(1,711)
Income tax effect of unrealized loss on cash flow hedges	485	641
Net unrealized loss on cash flow hedges	(808)	(1,070)
Accumulated other comprehensive income, net of income taxes	$7,600	$11,022

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30,
	2021			2020
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	Securities	cash flow	comprehensive	Securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$7,145	$(915)	$6,230	$7,575	$(1,285)	$6,290
Other comprehensive loss before reclassifications	1,262	(345)	917	1,310	(517)	793
Amounts reclassified out of accumulated other comprehensive income	1	452	453	-	505	505
Other comprehensive income (loss)	1,263	107	1,370	1,310	(12)	1,298
Ending balance	$8,408	$(808)	$7,600	$8,885	$(1,297)	$7,588

	Six-Month Period Ended June 30,
	2021			2020
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	Securities	cash flow	comprehensive	Securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$12,092	$(1,070)	$11,022	$(441)	$(567)	$(1,008)
Other comprehensive income (loss) before reclassifications	(3,687)	(649)	(4,336)	4,598	(1,775)	2,823
Amounts reclassified out of accumulated other comprehensive income	3	911	914	4,728	1,045	5,773
Other comprehensive income (loss)	(3,684)	262	(3,422)	9,326	(730)	8,596
Ending balance	$8,408	$(808)	$7,600	$8,885	$(1,297)	$7,588

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and six-month periods ended June 30, 2021 and 2020:

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Quarter Ended June 30,
	2021	2020
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$452	$505	Net interest expense
Available-for-sale securities:
Tax effect from changes in tax rates	1	-	Income tax expense
	$453	$505

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Six-Month Period Ended June 30,
	2021	2020
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$911	$1,045	Net interest expense
Available-for-sale securities:
Gain on sale of investments	-	4,728	Net gain on sale of securities
Tax effect from changes in tax rates	3	-	Income tax expense
	$914	$5,773

NOTE 18 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2021 and 2020 is as follows:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income	$40,827	$21,787	$71,200	$23,588
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	-	(1,628)	(1,255)	(3,256)
Income available to common shareholders	$40,827	$20,159	$69,945	$20,332

Average common shares outstanding	$51,636	$51,336	$51,517	$51,370
Effect of dilutive securities:
Average potential common shares-options	412	134	368	214
Total weighted average common shares outstanding and equivalents	$52,048	$51,470	$51,885	$51,584
Earnings per common share - basic	$0.79	$0.39	$1.36	$0.40
Earnings per common share - diluted	$0.78	$0.39	$1.35	$0.39

For the quarters ended June 30, 2021 and 2020, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 1,514 and 6,164, respectively. For the six-month periods ended June 30, 2021 and 2020, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to zero and 2,688, respectively.

NOTE 19 – GUARANTEES

At June 30, 2021 and December 31, 2020, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit was $36.3 million and $19.5 million, respectively.

OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At June 30, 2021 and December 31, 2020, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $128.1 million and $135.3 million, respectively.

The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and six-month periods ended June 30, 2021 and 2020.

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Balance at beginning of period	$195	$906	$218	$985
Net (charge-offs/terminations) recoveries	10	(12)	(13)	(91)
Balance at end of period	$205	$894	$205	$894

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended June 30, 2021 and 2020, OFG repurchased $887 thousand and $1 thousand, respectively, in mortgage loans subject to credit recourse. During the six-month periods ended June 30, 2021 and 2020, Oriental repurchased $1.9 million and $480 thousand, respectively, in mortgage loans subject to credit recourse. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At June 30, 2021, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $205 thousand (December 31, 2020– $218 thousand).

When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended June 30, 2021, OFG repurchased $9.9 million (June 30, 2020 – $225 thousand) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. During the six-month period ended June 30, 2021, Oriental repurchased $22.5 million (June 30, 2020 – $8.6 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. At June 30, 2021 and December 31, 2020, OFG had $4.2 million and $2.6 million, respectively, liability for the estimated credit losses related to these loans.

During the quarters ended June 30, 2021 and 2020, OFG recognized $90 thousand and $44 thousand in losses, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $1.4 million in losses and $117 thousand in gain, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the six-month periods ended June 30, 2021 and 2020, Oriental recognized $68 thousand and $58 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $2.8 million and $288 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2021, OFG serviced $5.6 billion (December 31, 2020 - $5.4 billion) in mortgage loans for third parties. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At June 30, 2021, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $17.8 million (December 31, 2020 - $20.7 million). To the extent the mortgage loans underlying OFG's servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Credit-related financial instruments at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Commitments to extend credit	$1,229,975	$1,133,503
Commercial letters of credit	519	225

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

At June 30, 2021 and December 31, 2020, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2021 and December 31, 2020, is as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Standby letters of credit and financial guarantees	$36,307	$19,476
Loans sold with recourse	128,124	135,252

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

On January 1, 2020, OFG adopted CECL, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of expected credit losses inherent in all financial assets measured at amortized cost and off-balance-sheet credit exposures. At June 30, 2021 and December 31, 2020, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit and stand by letters of credit amounted to $1.3 million and $1.1 million, respectively, and is included in other liabilities in the statement of financial condition.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2021 and December 31, 2020, OFG maintained other non-credit commitments amounting to $11.4 million and $9.0 million, respectively, primarily for the acquisition of other investments.

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

In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At June 30, 2021 and December 31, 2020, this accrued liability amounted to $5.6 million and $8.1 million, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

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

NOTE 21— OPERATING LEASES

Substantially all leases in which OFG is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2038. OFG’s leases do not contain residual value guarantees or variable lease payments. All leases are classified as operating leases and are included on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. OFG leases to others certain space in its principal offices for terms extending through 2023; all are operating leases.

Operating Lease Cost

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020	Statement of Operations Classification
	(In thousands)
Lease costs	$2,851	$3,550	$6,224	$6,888	Occupancy and equipment
Variable lease costs	495	583	988	1,171	Occupancy and equipment
Short-term lease cost	126	185	146	28	Occupancy and equipment
Lease income	(112)	(125)	(232)	(248)	Occupancy and equipment
Total lease cost	$3,360	$4,193	$7,126	$7,839

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Lease Assets and Liabilities

	June 30,	December 31
	2021	2020	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$32,621	$31,383	Operating lease right-of-use assets
Lease Liabilities	$34,052	$32,566	Operating leases liabilities

June 30, 2021

(In thousands)
Weighted-average remaining lease term	5.6 years
Weighted-average discount rate	6.6%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2021 were as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2021	$9,959
2022	9,273
2023	8,197
2024	6,100
2025	4,417
Thereafter	10,264
Total lease payments	$48,210
Less imputed interest	14,158
Present value of lease liabilities	$34,052

OFG, as lessor, leases and subleases real property to lessee tenants under operating leases. As of June 30, 2021, no material lease concessions have been granted to lessees. OFG, as lessee, also leases real estate property for branch locations, ATM locations, and office space. As of June 30, 2021, OFG has not requested any lease concessions.

During the year ended December 31, 2020, OFG decided to consolidate several branches as a result of the Scotiabank Acquisition and modified certain lease contracts. These contracts were evaluated under Topic 842 lease modification guidance and removed from books, as they were considered short-term at December 31, 2020.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	June 30, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,910	$490,709	$-	$501,619
Trading securities	-	29	-	29
Money market investments	11,206	-	-	11,206
Servicing assets	-	-	47,712	47,712
Derivative liabilities	-	(1,293)	-	(1,293)
	$22,116	$489,445	$47,712	$559,273
Non-recurring fair value measurements:
Collateral dependent loans	-	-	25,189	25,189
Foreclosed real estate	-	-	15,093	15,093
Other repossessed assets	-	-	1,725	1,725
	$-	$-	$42,007	$42,007

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,983	$435,455	$-	$446,438
Trading securities	-	22	-	22
Money market investments	11,908	-	-	11,908
Servicing assets	-	-	47,295	47,295
Derivative liabilities	-	(1,712)	-	(1,712)
	$22,891	$433,765	$47,295	$503,951
Non-recurring fair value measurements:
Collateral dependent loans	$-	$-	$29,279	$29,279
Foreclosed real estate	-	-	11,596	11,596
Other repossessed assets	-	-	1,816	1,816
	$-	$-	$42,691	$42,691

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30,
	2021	2020
	Servicing Assets
	(In thousands)

Balance at beginning of period	$47,911	$49,287
New instruments acquired	2,023	124
Principal repayments	(1,862)	(678)
Changes in fair value of servicing assets	(360)	(807)
Balance at end of period	$47,712	$47,926

	Six-Month Period Ended June 30,
	2021	2020
	Servicing Assets
	(In thousands)

Balance at beginning of period	$47,295	$50,779
New instruments acquired	3,443	580
Principal repayments	(3,369)	(1,445)
Changes in fair value of servicing assets	343	(1,988)
Balance at end of period	$47,712	$47,926

There were no transfers into or out of level 3 and no changes in unrealized gains and losses from recurring level 3 fair value measurements held at June 30, 2021 and 2020 during the quarters and six-month periods then ended included in other comprehensive income. For more information on the qualitative information about level 3 fair value measurements, see Note 7 – Servicing Assets.

During the quarters and six-month periods ended June 30, 2021 and 2020, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at June 30, 2021:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$47,712	Cash flow valuation	Constant prepayment rate	4.82% - 25.64%	6.54%
			Discount rate	10.00% - 15.50%	11.47%

Collateral dependent loans	$25,189	Fair value of property or collateral	Appraised value less disposition costs	18.20% - 29.20%	19.57%

Foreclosed real estate	$15,093	Fair value of property or collateral	Appraised value less disposition costs	18.20% - 29.20%	19.19%

Other repossessed assets	$1,725	Fair value of property or collateral	Estimated net realizable value less disposition costs	37.00% - 68.00%	54.86%

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of OFG’s financial instruments at June 30, 2021 and December 31, 2020 is as follows:

	June 30,		December 31,
	2021		2020
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$2,767,494	$2,767,494	$2,154,202	$2,154,202
Restricted cash	$199	$199	$1,375	$1,375
Investment securities available-for-sale	$10,910	$10,910	$10,983	$10,983
Level 2
Financial Assets:
Trading securities	$29	$29	$22	$22
Investment securities available-for-sale	$490,709	$490,709	$435,455	$435,455
Investment securities held-to-maturity	$124,757	$125,138	$-	$-
Federal Home Loan Bank (FHLB) stock	$7,541	$7,541	$8,278	$8,278
Other investments	$9,168	$9,168	$3,962	$3,962
Financial Liabilities:
Derivative liabilities	$1,293	$1,293	$1,712	$1,712
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$6,130,109	$6,354,040	$6,323,689	$6,501,259
Accrued interest receivable	$59,850	$59,850	$65,547	$65,547
Servicing assets	$47,712	$47,712	$47,295	$47,295
Accounts receivable and other assets	$91,325	$91,325	$78,845	$78,845
Financial Liabilities:
Deposits	$9,130,934	$9,090,492	$8,422,599	$8,415,640
Advances from FHLB	$65,296	$63,569	$68,147	$65,561
Other borrowings	$298	$298	$707	$707
Subordinated capital notes	$36,405	$36,083	$33,325	$36,083
Accrued expenses and other liabilities	$128,326	$128,326	$154,418	$154,418

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2021 and December 31, 2020:

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 23 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Banking service revenues:
Checking accounts fees	$2,084	$1,971	$4,048	$4,631
Savings accounts fees	297	397	549	838
Electronic banking fees	14,640	10,574	27,523	21,822
Credit life commissions	70	13	187	142
Branch service commissions	275	216	636	727
Servicing and other loan fees	713	299	1,472	809
International fees	154	141	305	297
Miscellaneous income	15	57	21	115
Total banking service revenues	18,248	13,668	34,741	29,381

Wealth management revenue:
Insurance income	2,995	2,412	5,226	4,821
Broker fees	2,328	1,467	4,452	3,382
Trust fees	2,717	2,276	5,499	5,029
Retirement plan and administration fees	223	211	474	420
Total wealth management revenue	8,263	6,366	15,651	13,652

Mortgage banking activities:
Net servicing fees	3,127	2,676	7,477	5,366
Net gains on sale of mortgage loans and valuation	2,931	318	5,423	1,067
Other	(1,521)	78	(2,792)	(127)
Total mortgage banking activities	4,537	3,072	10,108	6,306
Total banking and financial service revenues	$31,048	$23,106	$60,500	$49,339

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

Trust fees are revenues related to investment advisory services provided to a registered investment company and fiduciary services provided to 401K retirement plans, an IRA trust, and retirement plans, which include investment management, payment of distributions, if any, safekeeping, custodial services of plan assets, servicing of Trust officers, on-going due diligence of the Trust, and recordkeeping of transactions. Fees are billed based on services contracted. Negotiated fees are detailed in the contract. Fees collected in advance, are amortized over the term of the contract. Fees are collected on a monthly basis once the administrative service has been completed. Monthly fee does not include future services.

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

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, and OPC. The core operations of this segment are financial planning, money management and investment banking, brokerage services, investment advisory services, insurance sales activity, corporate and individual trust and retirement services, as well as retirement plan administration services.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30, 2021
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$110,452	$6	$3,005	$113,463	$-	$113,463
Interest expense	(10,712)	-	(494)	(11,206)	-	(11,206)
Net interest income	99,740	6	2,511	102,257	-	102,257
Recapture of credit losses, net	7,737	-	568	8,305	-	8,305
Non-interest income	24,209	7,974	8	32,191	-	32,191
Non-interest expenses	(76,623)	(5,015)	(1,038)	(82,676)	-	(82,676)
Intersegment revenue	545	-	-	545	(545)	-
Intersegment expenses	-	(302)	(243)	(545)	545	-
Income before income taxes	$55,608	$2,663	$1,806	$60,077	$-	$60,077
Income tax expense	19,239	-	11	19,250	-	19,250
Net income	$36,369	$2,663	$1,795	$40,827	$-	$40,827
Total assets	$8,271,348	$31,165	$3,232,968	$11,535,481	$(1,073,668)	$10,461,813

	Six-Month Period Ended June 30, 2021
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$218,688	$18	$5,739	$224,445	$-	$224,445
Interest expense	(22,848)	-	(1,136)	(23,984)	-	(23,984)
Net interest income	195,840	18	4,603	200,461	-	200,461
Recapture of credit losses, net	1,149	-	832	1,981	-	1,981
Non-interest income	47,076	15,505	17	62,598	-	62,598
Non-interest expenses	(150,497)	(7,844)	(2,001)	(160,342)	-	(160,342)
Intersegment revenue	1,098	-	-	1,098	(1,098)	-
Intersegment expenses	-	(593)	(505)	(1,098)	1,098	-
Income before income taxes	$94,666	$7,086	$2,946	$104,698	$-	$104,698
Income tax expense	33,475	-	23	33,498	-	33,498
Net income	$61,191	$7,086	$2,923	$71,200	$-	$71,200
Total assets	$8,271,348	$31,165	$3,232,968	$11,535,481	$(1,073,668)	$10,461,813

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$119,722	$14	$1,956	$121,692	$-	$121,692
Interest expense	(14,326)	-	(2,306)	(16,632)	-	(16,632)
Net interest income	105,396	14	(350)	105,060	-	105,060
Provision for credit losses, net	(16,211)	-	(1,485)	(17,696)	-	(17,696)
Non-interest income	20,811	6,391	(50)	27,152	-	27,152
Non-interest expenses	(78,402)	(5,957)	(1,122)	(85,481)	-	(85,481)
Intersegment revenue	694	-	-	694	(694)	-
Intersegment expenses	-	(201)	(493)	(694)	694	-
Income before income taxes	$32,288	$247	$(3,500)	$29,035	$-	$29,035
Income tax expense	5,316	3,201	(1,269)	7,248	-	7,248
Net income	$26,972	$(2,954)	$(2,231)	$21,787	$-	$21,787
Total assets	$9,462,407	$30,214	$1,524,913	$11,017,534	$(1,084,815)	$9,932,719

	Six-Month Period Ended June 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$239,101	$32	$6,256	$245,389	$-	$245,389
Interest expense	(30,215)	-	(5,013)	(35,228)	-	(35,228)
Net interest income	208,886	32	1,243	210,161	-	210,161
Provision for credit losses, net	(63,334)	-	(1,493)	(64,827)	-	(64,827)
Non-interest income	40,355	13,766	4,481	58,602	-	58,602
Non-interest expenses	(160,955)	(9,681)	(2,167)	(172,803)	-	(172,803)
Intersegment revenue	1,151	-	-	1,151	(1,151)	-
Intersegment expenses	-	(355)	(796)	(1,151)	1,151	-
Income before income taxes	$26,103	$3,762	$1,268	$31,133	$-	$31,133
Income tax expense	2,997	4,519	29	7,545	-	7,545
Net income	$23,106	$(757)	$1,239	$23,588	$-	$23,588
Total assets	$9,462,407	$30,214	$1,524,913	$11,017,534	$(1,084,815)	$9,932,719

NOTE 25 – SUBSEQUENT EVENTS

On March 29, 2021, OFG announced the redemption of all three series of currently outstanding preferred stock, each at a redemption price of $25.00 per share. The last remaining series of preferred stock, the Series D Preferred Stock, was redeemed on July 15, 2021.

On July 28, 2021, OFG announced that its Board of Directors increased the regular quarterly cash dividend by 50%, to $0.12 per common share from $0.08 per share, for the quarter ending September 30, 2021. Such quarterly dividends are only payable as and when declared by the Board and there is no entitlement to any dividends prior thereto

On July 28, 2021, OFG announced that its Board of Directors approved a new stock repurchase authorization plan of $50.0 million as part of OFG’s capital actions thus far in 2021. The new stock repurchase program replaces and supersedes the previous stock repurchase program approved by the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of OFG’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and OFG’s consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and set forth in our Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

Other factors not identified above, including those described under the headings in our Annual Report on Form 10-K for the year ended December 31 may also cause actual results to differ materially from those described in our forward-looking statements.

OFG is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer, auto and mortgage lending; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. OFG operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG has 53 branches in Puerto Rico, 2 branches in the USVI, a subsidiary in Boca Raton, Florida, and a non-bank operating subsidiary in Cornelius, North Carolina. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

RECENT DEVELOPMENTS

Capital Actions

On July 28, 2021, OFG announced that its Board of Directors approved a 50% increase in its common stock dividend payable to shareholders of record on September 30, 2021, to $0.12 per share. OFG also announced that its Board of Directors approved a $50 million stock repurchase program.

Covid-19 Pandemic 2020

In the first quarter of 2020, the World Health Organization declared the outbreak of Covid-19 a pandemic. OFG has been and may continue to be impacted by the Covid-19 pandemic. Puerto Rico’s economy is improving as more people get vaccinated and restrictive measures have eased. However, uncertainty remains about the duration of the pandemic and the timing and strength of Puerto Rico’s economic recovery. In response to the pandemic, the federal government enacted several economic relief packages providing trillions of dollars in relief to businesses and individuals and have also decreased interest rates to further stimulate the economy. In addition to these government relief initiatives, OFG and other banks in Puerto Rico granted various forms of assistance to customers and clients impacted by the Covid-19 pandemic, including payment deferrals and extending forgivable loans to businesses for payroll and certain other expenses under the Paycheck Protection Program of the Small Business Administration. These relief measures have led to a surge in liquidity in Puerto Rico that have substantially increased OFG’s deposits ($9.1 billion as of June 30, 2021) and cash balances ($2.8 billion as of June 30, 2021). This increase in deposits caused OFG to exceed $10 billion in assets for the first time during the first quarter of 2021, and OFG has commenced preparing for the increased regulatory oversight and other requirements that will apply as a result of crossing such size threshold.

With respect to our loan portfolios, the increased liquidity has significantly reduced delinquent and non-performing loans by $89.4 million and $14.9 million, respectively, compared to December 31, 2020. Moreover, such liquidity coupled with the decrease in interest rates has led to increases in new home purchases, real estate values, and refinancing of owned residential mortgage loans with lower-rate residential mortgage loans sold to agency investors. These refinancing together with the decrease in PPP loans as they are forgiven have been partially offset by increases in the production of commercial and auto loans as the economy reopened and started to show signs of growth.

The macroeconomic outlook for Puerto Rico has improved from reduced Covid-19 related restrictions on economic activity, combined with the additional federal stimulus funds Puerto Rico is expected to receive related to the recovery from hurricane Maria in 2017, the early 2020 earthquakes, and now the Covid-19 pandemic.

Given OFG’s cash position and capital levels, OFG will seek opportunities to continue growing our loan portfolios organically and will continue to evaluate returning capital to shareholders through is stock repurchase program and quarterly common stock dividend.

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

FINANCIAL HIGHLIGHTS

OFG generated outstanding second quarter results. This reflects our larger scale and our focus on digital utilization and differentiation, combined with Puerto Rico’s early economic and post-pandemic recovery.

The economy is clearly benefitting from a massive amount of federal reconstruction and COVID stimulus, which are more meaningful here compared to mainland states given the size of our economy as it relates to reconstruction funds and the size of stimulus payments compared to average income levels.

OFG saw the effects of all this across all our businesses. New loan origination increased 27.7% from the first quarter of 2021 with gains in all major categories, led by commercial and auto lending. Interest income grew 2.2% from the first quarter of 2021 as average loan balances expanded 1.3%, excluding residential mortgage. Banking and financial services revenues rose 5.4%.

Asset quality trends continued to improve as reconstruction and stimulus funds provided significant liquidity to businesses and individuals. As a result of this, the provision for credit losses was a net benefit of $8.3 million.

Results were enhanced by a 12.3% reduction in cost of funds compared to the first quarter of 2021 and the previously announced deployment of excess capital to redeem all three of our outstanding series of preferred stock, eliminating $1.6 million in quarterly dividends.

Return on average assets and on average tangible equity expanded to 1.58% and 17.78%, respectively, compared to the previous and year ago quarters.

As Puerto Rico continues experiencing stronger signs of economic revival, OFG is strategically well-positioned to continue to benefit from and play a major role in this long-awaited development.

Second quarter of 2021:

Earnings: Earnings per share diluted was $0.78 compared to $0.56 in the first quarter of 2021 and $0.39 in the second quarter of 2020. Total core revenues were $133.3 million compared to $127.7 million in the first quarter of 2021 and $128.2 million in the second quarter of 2020. Net interest margin was 4.22% compared to 4.26% in the first quarter of 2021 and 4.78% in the second quarter of 2020.

Revenues: Total interest income of $113.5 million increased 2.2% from the first quarter of 2021 primarily due to higher income from increased average balances of commercial and auto loans and investment securities. Average loan balances were $6.60 billion compared to $6.64 billion in the first quarter of 2021 and $6.84 billion in the second quarter of 2020. Banking and Financial Services Revenues were $31.0 million compared to $29.5 million in the first quarter of 2021 and $23.1 million in in the second quarter of 2020. Second quarter of 2021 increased 5.4% from the first quarter of 2021 and 34.4% from the second quarter of 2020 primarily due to increased activity as pandemic related economic restrictions have subsided.

Expenses: Non-Interest Expenses were $82.7 million compared to $77.7 million in the first quarter of 2021 and $85.5 million in the second quarter of 2020. The first quarter of 2021 reflected previously announced cost savings, a $2.2 million technology project write down, and higher variable expenses related to higher revenues.

Pre-Provision Net Revenues: PPNR was $51.8 million, which includes the above non-cash write down, compared to $50.9 million in the first quarter of 2021 and $46.7 million in the second quarter of 2020.

Asset Quality and Provision for Credit Losses: The second quarter of 2021 reflected continued improvement in asset quality trends with the rates for net charge offs (0.13%) and early (1.86%) and total (3.90%) delinquency at their lowest levels in five quarters. Provision for credit losses was a net benefit of $8.3 million, resulting from $2.1 million net charge-offs and $10.4 million net reserve releases, compared to a provision expense of $6.3 million in the first quarter of 2021 and $17.7 million in the second quarter of 2020.

Loan Generation: New loan origination totaled $673.6 million compared to $527.6 million in the first quarter of 2021 and $506.0 million in the second quarter of 2020. Second quarter of 2021 increased 27.7% from the first quarter of 2021 due to gains in all major categories, led by commercial and auto lending.

Deposit Balances and Cost of Funds: Interest expense was $11.2 million compared to $12.8 million in the first quarter 2021 and $16.6 million in the second quarter of 2020. Interest expense declined 12.3% from the first quarter of 2021 primarily due to lower cost of core deposits, which was 38 bps compared to 47 bps in the first quarter of 2021 and 61 bps in the second quarter of 2020. Average customer deposit balances were $8.96 billion compared to $8.54 billion in the first quarter of 2021 and $7.85 billion in the second quarter of 2020.

Capital: Tangible book value per share was $18.13 compared to $17.39 in the first quarter of 2021 and $16.01 in the second quarter of 2020. The CET1 ratio was 13.95% compared to 13.56% in the first quarter of 2021 and 12.02% in the second quarter of 2020.

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2021	2020	%	2021	2020	%
EARNINGS DATA:	(In thousands, except per share data)			(In thousands, except per share data)
Interest income	$113,463	$121,692	-6.8%	$224,445	$245,389	-8.5%
Interest expense	11,206	16,632	-32.6%	23,984	35,228	-31.9%
Net interest income	102,257	105,060	-2.7%	200,461	210,161	-4.6%
Provision for loan and lease losses, net	(8,305)	17,696	-146.9%	(1,981)	64,827	-103.1%
Net interest income after provision for loan and lease losses	110,562	87,364	26.6%	202,442	145,334	39.3%
Non-interest income	32,191	27,152	18.6%	62,598	58,602	6.8%
Non-interest expenses	82,676	85,481	-3.3%	160,342	172,803	-7.2%
Income before taxes	60,077	29,035	106.9%	104,698	31,133	236.3%
Income tax expense	19,250	7,248	165.6%	33,498	7,545	344.0%
Net income	40,827	21,787	87.4%	71,200	23,588	201.8%
Less: dividends on preferred stock	-	(1,628)	100.0%	(1,255)	(3,256)	61.5%
Income available to common shareholders	$40,827	$20,159	102.5%	$69,945	$20,332	244.0%
PER SHARE DATA:
Basic	$0.79	$0.39	102.6%	$1.36	$0.40	240.0%
Diluted	$0.78	$0.39	100.0%	$1.35	$0.39	246.2%
Average common shares outstanding	51,636	51,336	0.6%	51,517	51,370	0.3%
Average common shares outstanding and equivalents	52,048	51,470	1.1%	51,885	51,584	0.6%
Cash dividends declared per common share	$0.08	$0.07	14.2%	$0.16	$0.14	14.3%
Cash dividends declared on common shares	$4,281	$3,595	19.1%	$8,397	$7,191	16.8%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.58%	0.92%	71.7%	1.40%	0.50%	180.0%
Return on average tangible common equity	17.78%	9.88%	80.0%	15.48%	4.97%	211.5%
Return on average common equity (ROE)	15.60%	8.44%	84.8%	13.54%	4.24%	219.4%
Efficiency ratio	62.02%	66.70%	-7.0%	61.44%	66.57%	-7.7%
Interest rate spread	4.19%	4.72%	-11.2%	4.20%	4.79%	-12.3%
Interest rate margin	4.22%	4.78%	-11.8%	4.24%	4.84%	-12.5%

	June 30,	December 31,	Variance
	2021	2020	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Cash, cash equivalents and restricted cash	$2,767,693	$2,155,577	28.4%
Investments and loans
Investment securities	$643,495	$458,700	40.3%
Loans and leases, net	6,354,040	6,501,259	-2.3%
Total investments and loans	$6,997,535	$6,959,959	0.5%
Deposits and borrowings
Deposits	$9,090,492	$8,415,640	8.0%
Other borrowings	99,950	102,351	-2.3%
Total deposits and borrowings	$9,190,442	$8,517,991	7.9%
Stockholders’ equity
Preferred stock	$24,000	$92,000	-73.9%
Common stock	59,885	59,885	0.0%
Additional paid-in capital	626,995	622,652	0.7%
Legal surplus	110,235	103,269	6.7%
Retained earnings	352,001	300,096	17.3%
Treasury stock, at cost	(100,719)	(102,949)	2.2%
Accumulated other comprehensive (loss)	7,600	11,022	-31.0%
Total stockholders' equity	$1,079,997	$1,085,975	-0.6%
Per share data
Book value per common share	$20.59	$19.54	5.3%
Tangible book value per common share	$18.13	$16.97	6.8%
Market price at end of period	$22.12	$18.54	19.3%
Capital ratios
Leverage capital	9.84%	10.30%	-4.5%
Common equity Tier 1 capital ratio	13.95%	13.08%	6.7%
Tier 1 risk-based capital	14.70%	14.78%	-0.5%
Total risk-based capital	15.95%	16.04%	-0.6%
Equity-to-assets ratio	10.32%	11.05%	-6.6%
Financial assets managed
Trust assets managed	$3,685,968	$3,476,491	6.0%
Broker-dealer assets	$2,380,286	$2,474,234	-3.8%

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2021 and 2020. Comparative June 30, 2020 to June 30, 2019 information has been omitted pursuant to Item 303(b) of Regulation S-K. For such comparative information, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Oriental’s June 30, 2020 quarterly report on Form 10-Q.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$113,463	$121,692	4.68%	5.53%	$9,726,905	$8,845,744
Tax equivalent adjustment	2,195	2,361	0.09%	0.11%	-	-
Interest-earning assets - tax equivalent	115,658	124,053	4.77%	5.64%	9,726,905	8,845,744
Interest-bearing liabilities	11,206	16,632	0.49%	0.81%	9,097,792	8,245,775
Tax equivalent net interest income / spread	104,452	107,421	4.28%	4.83%	629,113	599,969
Tax equivalent interest rate margin			4.36%	4.94%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	2,696	2,801	1.77%	1.83%	608,930	611,907
Interest bearing cash and money market investments	706	359	0.11%	0.10%	2,519,406	1,393,187
Total investments	3,402	3,160	0.44%	0.63%	3,128,336	2,005,094
Non-PCD:
Mortgage	10,018	10,745	5.17%	5.28%	775,303	814,513
Commercial	29,650	28,030	5.46%	5.38%	2,177,052	2,096,691
Consumer	11,212	14,046	11.28%	11.86%	398,852	476,406
Auto	34,301	31,011	8.67%	8.49%	1,586,395	1,469,671
Total Non-PCD loans	85,181	83,832	6.92%	6.94%	4,937,602	4,857,281

PCD loans:
Mortgage	20,731	28,051	5.97%	7.27%	1,372,625	1,552,087
Commercial	3,521	5,537	5.30%	5.74%	266,355	387,883
Consumer	76	162	20.11%	18.21%	1,513	3,551
Auto	552	950	10.81%	9.59%	20,474	39,848
Total PCD loans	24,880	34,700	5.99%	7.00%	1,660,967	1,983,369
Total loans	110,061	118,532	6.69%	6.97%	6,598,569	6,840,650
Total interest-earning assets	113,463	121,692	4.68%	5.53%	9,726,905	8,845,744

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	2,259	2,138	0.36%	0.42%	2,542,018	2,069,247
Savings and money market	2,097	1,976	0.38%	0.44%	2,236,281	1,809,517
Time deposits	4,243	7,835	1.08%	0.78%	1,579,414	1,990,639
Total core deposits	8,599	11,949	0.54%	0.82%	6,357,713	5,869,403
Brokered deposits	24	1,446	0.28%	2.47%	34,506	235,611
	8,623	13,395	0.28%	2.47%	6,392,219	6,105,014
Non-interest bearing deposits	-	-	0.00%	0.00%	2,605,623	1,983,092
Fair value premium and core deposit intangible amortizations	1,837	2,050	0.00%	0.00%	-	-
Total deposits	10,460	15,445	0.47%	0.77%	8,997,842	8,088,106
Borrowings:
Securities sold under agreements to repurchase	-	335	0.00%	2.91%	-	46,154
Advances from FHLB and other borrowings	452	505	2.84%	2.69%	63,867	75,432
Subordinated capital notes	294	347	3.27%	3.87%	36,083	36,083
Total borrowings	746	1,187	2.99%	3.03%	99,950	157,669
Total interest bearing liabilities	11,206	16,632	0.49%	0.81%	9,097,792	8,245,775
Net interest income / spread	$102,257	$105,060	4.19%	4.72%
Interest rate margin			4.22%	4.78%
Excess of average interest-earning assets over average interest-bearing liabilities					$629,113	$599,969
Average interest-earning assets to average interest-bearing liabilities ratio					106.92%	107.28%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$1,770	$(1,528)	$242
Loans	(4,255)	(4,216)	(8,471)
Total interest income	(2,485)	(5,744)	(8,229)
Interest Expense:
Deposits	1,737	(6,722)	(4,985)
Repurchase agreements	(335)	-	(335)
Other borrowings	(88)	(18)	(106)
Total interest expense	1,314	(6,740)	(5,426)
Net Interest Income	$(3,799)	$996	$(2,803)

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2021 AND 2020

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$224,445	$245,389	4.74%	5.66%	$9,543,525	$8,679,358
Tax equivalent adjustment	4,366	5,442	0.09%	0.13%	-	-
Interest-earning assets - tax equivalent	228,811	250,831	4.83%	5.79%	9,543,525	8,679,358
Interest-bearing liabilities	23,984	35,228	0.54%	0.87%	8,891,198	8,135,010
Tax equivalent net interest income / spread	204,827	215,603	4.29%	4.92%	652,327	544,348
Tax equivalent interest rate margin			4.38%	5.05%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	4,872	7,275	1.73%	1.89%	563,735	768,436
Interest bearing cash and money market investments	1,301	3,147	0.11%	0.54%	2,362,788	1,168,384
Total investments	6,173	10,422	0.43%	1.08%	2,926,523	1,936,820
Non-PCD
Mortgage	20,798	21,988	5.26%	5.50%	790,611	799,906
Commercial	57,376	57,856	5.38%	5.89%	2,151,963	1,970,492
Consumer	22,827	29,140	11.36%	12.06%	405,080	484,400
Auto and leasing	67,116	62,331	8.63%	8.46%	1,568,068	1,480,782
Total Non-PCD loans	168,117	171,315	6.90%	7.26%	4,915,722	4,735,580

PCD
Mortgage	40,763	50,728	5.80%	6.47%	1,404,929	1,569,012
Commercial	8,107	10,781	6.01%	5.54%	272,232	391,636
Consumer	113	288	13.54%	15.44%	1,663	3,735
Auto	1,172	1,855	10.52%	8.76%	22,456	42,575
Total PCD loans	50,155	63,652	5.90%	6.28%	1,701,280	2,006,958
Total loans	218,272	234,967	6.65%	6.97%	6,617,002	6,742,538
Total interest-earning assets	224,445	245,389	4.74%	5.66%	9,543,525	8,679,358

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	4,652	4,525	0.38%	0.45%	2,470,244	2,024,876
Savings and money market	4,220	4,416	0.40%	0.49%	2,120,764	1,803,587
Time deposits	9,748	15,967	1.17%	1.59%	1,677,079	2,014,975
Total core deposits	18,620	24,908	0.30%	0.43%	6,268,087	5,843,438
Brokered deposits	187	3,032	0.94%	2.58%	40,199	235,809
	18,807	27,940	0.60%	0.92%	6,308,286	6,079,247
Non-interest bearing deposits	-	-	0.00%	0.00%	2,482,464	1,841,028
Fair value premium and core deposit intangible amortizations	3,677	4,125	-	-	-	-
Total deposits	22,484	32,065	0.52%	0.81%	8,790,750	7,920,275
Borrowings:
Securities sold under agreements to repurchase	-	1,335	0.00%	2.62%	-	102,308
Advances from FHLB and other borrowings	911	1,045	2.86%	2.74%	64,365	76,344
Subordinated capital notes	589	783	3.29%	4.35%	36,083	36,083
Total borrowings	1,500	3,163	3.01%	5.64%	100,448	214,735
Total interest-bearing liabilities	23,984	35,228	0.54%	0.87%	8,891,198	8,135,010
Net interest income / spread	$200,461	$210,161	4.20%	4.79%
Interest rate margin			4.24%	4.84%
Excess of average interest-earning assets over average interest-bearing liabilities					$652,327	$544,348
Average interest-earning assets to average interest-bearing liabilities ratio					107.34%	$106.69%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$5,326	$(9,575)	$(4,249)
Loans	(3,178)	(13,517)	(16,695)
Total interest income	2,148	(23,092)	(20,944)
Interest Expense:
Deposits	3,524	(13,105)	(9,581)
Repurchase agreements	(1,335)	-	(1,335)
Other borrowings	(195)	(133)	(328)
Total interest expense	1,994	(13,238)	(11,244)
Net Interest Income	$154	$(9,854)	$(9,700)

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

Comparison of the quarters ended June 30, 2021 and 2020

Net interest income of $102.3 million decreased $2.8 million from $105.1 million. Interest rate spread decreased 54 basis points to 4.19% from 4.72% and net interest margin decreased 67 basis points to 4.22% from 4.78%. These decreases are mainly due to the net effect of a decrease of 85 basis points in the average yield of total interest-earning assets and a decrease of 31 basis points in the total average cost of interest-bearing liabilities.

Net interest income was adversely impacted by:

• Lower interest income from loans by $8.5 million, reflecting lower average balances in the mortgage and commercial PCD portfolios and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans offset by interest income of $2.0 million from unamortized yield for $140.6 million of forgiven PPP loans.

Net interest income was positively impacted by:

• Lower interest expense from deposits by $5.0 million, mainly related to pricing changes implemented during fourth quarter of 2020 and to the maturity and cancelation of higher cost time and brokered deposits and migration of these time deposits to checking and savings accounts at lower costs.

Comparison of the six-month periods ended June 30, 2021 and 2020

Net interest income of $200.5 million decreased $9.7 million from $210.2 million. Interest rate spread decreased 59 basis points to 4.20% from 4.79% and net interest margin decreased 60 basis points to 4.24% from 4.84%. These decreases are mainly due to the net effect of a decrease of 92 basis points in the average yield of total interest-earning assets and a decrease of 33 basis points in the total average cost of interest-bearing liabilities.

Net interest income was adversely impacted by:

• Lower interest income from loans by $16.7 million, reflecting lower average balances in the mortgage and commercial PCD portfolios, and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans, partially offset by interest income of $3.6 million from unamortized yield for $240 million of forgiven PPP loans;

• $6.0 million in one-time interest recoveries from acquired PCD loans recorded during prior year quarter; and

• Lower interest income from interest bearing cash and investment securities by $5.0 million, mainly impacted by the Federal Reserve Bank’s rate cuts.

Net interest income was positively impacted by:

• Lower interest expense from deposits by $9.6 million, mainly related to pricing changes implemented during fourth quarter of 2020 and to the maturity and cancelation of higher cost time and brokered deposits and migration of these time deposits to checking and savings accounts at lower costs; and

• Lower interest expense in borrowings by $1.7 million, reflecting the maturity and early extinguishment of repurchase agreements during the year 2020.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2021	2020	Variance	2021	2020	Variance
	(In thousands)
Banking service revenue	$18,248	$13,668	33.5%	$34,741	$29,381	18.2%
Wealth management revenue	8,263	6,366	29.8%	15,651	13,652	14.6%
Mortgage banking activities	4,537	3,072	47.7%	10,108	6,306	60.3%
Total banking and financial service revenue	31,048	23,106	34.4%	60,500	49,339	22.6%
Net gain (loss) on:
Sale of securities available for sale	-	-	0.0%	-	4,728	-100.0%
Bargain purchase from Scotiabank PR & USVI acquisition	-	3,462	-100.0%	-	3,872	-100.0%
Early extinguishment of debt	-	(63)	100.0%	-	(63)	100.0%
Other non-interest income	1,143	647	76.7%	2,098	726	189.0%
Total non-interest income, net	$32,191	$27,152	18.6%	$62,598	$58,602	6.8%

Non-Interest Income

Non-interest income is affected by the amount of the Bank’s trust department assets under management, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of quarters ended June 30, 2021 and 2020

OFG recorded non-interest income, net, in the amount of $32.2 million, compared to $27.2 million, an increase of 18.6%, or $5.0 million. The increase in non-interest income was mainly due to:

• An increase of $4.6 million in banking service revenues, mainly from higher transaction volume in electronic banking;

• An increase of $1.9 million in wealth management revenues, mainly related to by higher broker-dealer sales and insurance income of $1.0 million and $583 thousand, respectively; and

• An increase of $1.5 million in mortgage-banking activities, as quarterly mortgage-servicing rights valuation and gains on loans sold increased by $450 thousand and $1.0 million, respectively.

The decrease in non-interest income was offset by:

• A $3.5 million bargain purchase gain from the Scotiabank Acquisition to adjust the fair value of accrued interest receivable at closing, net of taxes recorded during prior year quarter.

Comparison of six-month periods ended June 30, 2021 and 2020

OFG recorded non-interest income, net, in the amount of $62.6 million, compared to $58.6 million, an increase of 6.8%, or $4.0 million. The increase in non-interest income was mainly due to:

• An increase of $5.4 million in banking service revenues, mainly from higher transaction volume in electronic banking;

• An increase of $2.0 million in wealth management revenue due to higher broker-dealer sales, insurance income and trust fees of $1.0 million, $404 thousand, and $469 thousand, respectively; and

• An increase of $3.8 million in mortgage-banking activities, as mortgage-servicing rights valuation and gains on loans sold increased by $2.1 million and $1.7 million, respectively.

The increase in non-interest income was offset by:

• A $4.7 million gain recorded during 2020 on the sales of $316.0 million mortgage-backed securities; and

• A $3.8 million bargain purchase gain from the Scotiabank Acquisition to adjust the fair value of accrued interest receivable at closing, net of taxes recorded during 2020.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2021	2020	Variance %	2021	2020	Variance %
	(In thousands)
Compensation and employee benefits	$32,919	$34,506	-4.6%	$65,537	$70,050	-6.4%
Occupancy, equipment and infrastructure costs	12,528	11,837	5.8%	25,656	23,276	10.2%
Electronic banking charges	9,316	7,962	17.0%	17,548	17,550	0.0%
Information technology expenses	5,532	3,944	40.3%	9,786	10,878	-10.0%
Professional and service fees	5,399	3,475	55.4%	9,935	9,264	7.2%
Taxes, other than payroll and income taxes	3,617	3,171	14.1%	7,278	6,349	14.6%
Insurance	2,673	2,761	-3.2%	5,129	6,239	-17.8%
Foreclosed real estate and other repossessed assets (income) expenses	327	2,918	-88.8%	278	5,440	-94.9%
Loan servicing and clearing expenses	1,942	1,148	69.2%	3,782	2,491	51.8%
Advertising, business promotion, and strategic initiatives	1,707	1,533	11.4%	3,137	3,163	-0.8%
Communication	1,039	905	14.8%	2,004	1,876	6.8%
Printing, postage, stationery and supplies	941	951	-1.1%	2,159	1,673	29.0%
Director and investor relations	324	316	2.5%	623	626	-0.5%
Merger and restructuring charges	-	3,006	-100.0%	-	3,310	-100.0%
Pandemic expenses	1,531	2,033	-24.7%	3,300	2,201	49.9%
Other	2,881	5,015	-42.6%	4,190	8,417	-50.2%
Total non-interest expenses	$82,676	$85,481	-3.3%	$160,342	$172,803	-7.2%
Relevant ratios and data:
Efficiency ratio	62.02%	66.70%		61.44%	66.59%
Compensation and benefits to non-interest expense	39.82%	40.37%		40.87%	40.54%
Compensation to average total assets owned (annualized)	1.27%	1.45%		1.29%	1.49%
Average number of employees	2,239	2,413		2,235	2,436
Average compensation per employee (annualized, in thousands)	$58.8	$57.2		$58.6	$57.5
Average loans per average employee	$2,947	$2,835		$2,960	$2,777

Non-Interest Expenses

Comparison of quarters ended June 30, 2021 and 2020

Non-interest expense was $82.7 million, representing a decrease of 3.3%, or $2.8 million, compared to $85.5 million.

Non-interest expenses were positively impacted by:

• Lower compensation and employee benefits by $1.6 million, reflecting lower employee count;

• Decrease in foreclosed real estate and other repossessed assets expenses by $1.8 million reflecting higher valuation and higher gains on sales;

• Merger and restructuring charges amounting $3.0 million in 2020 related to the Scotiabank Acquisition; and

• Decrease in claims and settlements accruals by $2.5 million.

The efficiency ratio improved to 62.02% from 66.70%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the quarters ended June 30, 2021 and 2020 amounted to $1.1 million and $4.0 million, respectively.

Comparison of six-month periods ended June 30, 2021 and 2020

Non-interest expense was $160.3 million, representing an decrease of 7.2%, or $12.5 million, compared to $172.8 million.

Non-interest expenses were positively impacted by:

• Lower compensation and employee benefits by $4.5 million, reflecting lower employee count and a $1.3 million Covid-19 employee tax credit;

• Decrease in foreclosed real estate and other repossessed assets expenses by $3.3 million reflecting higher valuation and higher gains on sales;

• Merger and restructuring charges amounting $3.3 million in 2020 related to the Scotiabank Acquisition; and

• Decrease in claims and settlements accruals by $3.5 million.

The efficiency ratio improved to 61.44% from 66.59%. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the six-months ended June 30, 2021 and 2020 amounted to $2.1 million and $9.3 million, respectively.

Provision for Credit Losses

Comparison of quarters ended June 30, 2021 and 2020

Based on an analysis of the credit quality and the composition of OFG’s loan portfolio, management determined that the provision for the quarter ended June 30, 2021 was adequate to maintain the allowance for credit losses at an appropriate level to provide for expected credit losses based upon an evaluation of known and inherent risks.

Provision for credit losses decreased $26.0 million from $17.7 million to a recapture of $8.3 million resulting from $2.1 million net charge-offs and a $10.4 million net reserve releases. The prior year quarter provision included a $5.0 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic.

Comparison of six-month periods ended June 30, 2021 and 2020

Based on an analysis of the credit quality and the composition of OFG’s loan portfolio, management determined that the provision for the six-month period ended June 30, 2021 was adequate to maintain the allowance for credit losses at an appropriate level to provide for expected credit losses based upon an evaluation of known and inherent risks.

Provision for credit losses decreased $66.8 million from $64.8 million to a recapture of $2.0 million reflecting continued improvement in asset quality trends. Prior year provision included a $39.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic.

Income Taxes

Comparison of quarters ended June 30, 2021 and 2020

OFG’s effective tax rate (ETR) was 32.0% in 2021 compared to 25.0% in 2020. The increase in ETR is mainly related to an increase in the projected proportion of taxable income to total income as per management’s projections for the year 2021.

Comparison of six-month periods ended June 30, 2021 and 2020

OFG’s effective tax rate (ETR) was 32.0% in 2021 compared to 24.2% in 2020. The increase in ETR is mainly related to an increase in the projected proportion of taxable income to total income as per management’s projections for the year 2021.

Business Segments

OFG segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2021 and 2020.

	Quarter Ended June 30, 2021
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$110,452	$6	$3,005	$113,463	$-	$113,463
Interest expense	(10,712)	-	(494)	(11,206)	-	(11,206)
Net interest income	99,740	6	2,511	102,257	-	102,257
Recapture of credit losses	7,737	-	568	8,305	-	8,305
Non-interest income	24,209	7,974	8	32,191	-	32,191
Non-interest expenses	(76,623)	(5,015)	(1,038)	(82,676)	-	(82,676)
Intersegment revenue	545	-	-	545	(545)	-
Intersegment expenses	-	(302)	(243)	(545)	545	-
Income before income taxes	$55,608	$2,663	1,806	$60,077	$-	$60,077
Income tax expense	19,239	-	11	19,250	-	19,250
Net income	$36,369	$2,663	$1,795	$40,827	$-	$40,827
Total assets	$8,271,348	$31,165	$3,232,968	$11,535,481	$(1,073,668)	$10,461,813

	Six-Month Period Ended June 30, 2021
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$218,688	$18	$5,739	$224,445	$-	$224,445
Interest expense	(22,848)	-	(1,136)	(23,984)	-	(23,984)
Net interest income	195,840	18	4,603	200,461	-	200,461
Recapture of credit losses	1,149	-	832	1,981	-	1,981
Non-interest income	47,076	15,505	17	62,598	-	62,598
Non-interest expenses	(150,497)	(7,844)	(2,001)	(160,342)	-	(160,342)
Intersegment revenue	1,098	-	-	1,098	(1,098)	-
Intersegment expenses	-	(593)	(505)	(1,098)	1,098	-
Income before income taxes	$94,666	$7,086	2,946	$104,698	$-	$104,698
Income tax expense	33,475	-	23	33,498	-	33,498
Net income	$61,191	$7,086	$2,923	$71,200	$-	$71,200
Total assets	$8,271,348	$31,165	$3,232,968	$11,535,481	$(1,073,668)	$10,461,813

	Quarter Ended June 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$119,722	$14	$1,956	$121,692	$-	$121,692
Interest expense	(14,326)	-	(2,306)	(16,632)	-	(16,632)
Net interest income	105,396	14	(350)	105,060	-	105,060
Provision for loan and lease losses	(16,211)	-	(1,485)	(17,696)	-	(17,696)
Non-interest income	20,811	6,391	(50)	27,152	-	27,152
Non-interest expenses	(78,402)	(5,957)	(1,122)	(85,481)	-	(85,481)
Intersegment revenue	694	-	-	694	(694)	-
Intersegment expenses	-	(201)	(493)	(694)	694	-
Income before income taxes	$32,288	$247	$(3,500)	$29,035	$-	$29,035
Income tax expense	5,316	3,201	(1,269)	7,248	-	7,248
Net income	$26,972	$(2,954)	$(2,231)	$21,787	$-	$21,787
Total assets	$9,462,407	$30,214	$1,524,913	$11,017,534	$(1,084,815)	$9,932,719

	Six-Month Period Ended June 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$239,101	$32	$6,256	$245,389	$-	$245,389
Interest expense	(30,215)	-	(5,013)	(35,228)	-	(35,228)
Net interest income	208,886	32	1,243	210,161	-	210,161
Provision for loan and lease losses	(63,334)	-	(1,493)	(64,827)	-	(64,827)
Non-interest income	40,355	13,766	4,481	58,602	-	58,602
Non-interest expenses	(160,955)	(9,681)	(2,167)	(172,803)	-	(172,803)
Intersegment revenue	1,151	-	-	1,151	(694)	457
Intersegment expenses	-	(355)	(796)	(1,151)	694	(457)
Income before income taxes	$26,103	$3,762	$1,268	$31,133	$-	$31,133
Income tax expense	2,997	4,519	29	7,545	-	7,545
Net income	$23,106	$(757)	$1,239	$23,588	$-	$23,588
Total assets	$9,462,407	$30,214	$1,524,913	$11,017,534	$(1,084,815)	$9,932,719

Comparison of quarters ended June 30, 2021 and 2020

Banking

OFG's banking segment net income before taxes increased $23.3 million from $32.3 million to income of $55.6 million, mainly reflecting:

• Decrease in provision for credit losses by $23.9 million, mainly due to prior year quarter $5.0 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic and the current quarter $10.4 million provision release as continued improvement in asset quality show rates for net charge offs and delinquency at their lowest levels in the last five quarters;

• Lower interest expense from deposits by $3.6 million, mainly related to pricing changes implemented during fourth quarter of 2020 and to the maturity and cancelation of higher cost time and brokered deposits and migration of these time deposits to checking and savings accounts at lower costs; and

• An increase of $4.6 million in banking service revenues, mainly from higher transaction volume in electronic banking.

Offset by:

• Lower interest income from loans by $8.5 million, reflecting lower balances in the mortgage and commercial PCD portfolios and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans offset by interest income of $2.0 million from unamortized yield for $140.6 million of forgiven PPP loans.

Wealth Management

Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment increased $2.4 million, mainly from a decrease in claims and settlements accruals.

Treasury

Treasury segment net income before taxes increased by $5.3 million, mainly reflecting:

• Lower interest expenses in borrowings by $1.8 million, reflecting the maturity and early extinguishment of repurchase agreements during 2020; and

• Decrease in provision for credit losses in US commercial loans by $2.1 million, mainly due asset quality improvements during the current period.

Comparison of six-month periods ended June 30, 2021 and 2020

Banking

OFG's banking segment net income before taxes increased $68.6 million from $26.1 million to $94.7 million, mainly reflecting:

• Decrease in provision for credit losses by $64.5 million, mainly due to prior year quarter $39.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic and the current year release of provision due to asset quality improvements as reflected in charge-off and delinquency rates;

• Lower interest expense from deposits by $7.4 million, mainly related to pricing changes implemented during fourth quarter of 2020 and to the maturity and cancelation of higher cost time and brokered deposits and migration of these time deposits to checking and savings accounts at lower costs;

• An increase of $5.4 million in banking service revenues, mainly from higher transaction volume in electronic banking;

• An increase of $3.8 million in mortgage-banking activities from higher mortgage-servicing rights valuation and gains on loans sold; and

• Decrease in non-interest expenses by $10.5 million mainly in compensation and employee benefits, foreclosed real estate and other repossessed assets expenses, merger and restructuring, and insurance expenses.

Partially offset by:

• Lower interest income from loans by $16.7 million, reflecting lower balances in the mortgage and commercial PCD portfolios and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans offset by interest income of $3.6 million from unamortized yield for $240 million of forgiven PPP loans.

Wealth Management

Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment increased $3.3 million, mainly from a decrease in claims and settlements accruals.

Treasury

Treasury segment net income before taxes increased by $1.7 million, mainly reflecting:

• Lower interest expenses in borrowings by $3.8 million, from the maturity and early extinguishment of repurchase agreements during 2020; and

• Decrease in provision for credit losses in US commercial loans by $2.3 million, mainly due asset quality improvements during the current period.

Partially offset by:

• A gain of $4.7 million on the sales of securities recorded in prior period.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At ##D<QTDL>, 2021, OFG’s total assets amounted to $10.462 billion representing an increase of 6.5%, when compared to $9.826 billion at December 31, 2020. Cash and due from banks and investments portfolios increased by $612.8 million and $184.8 million, respectively, while loans decreased by $147.2 million.

Cash and cash equivalents of $2.768 billion increased by $613.3 million primarily because of the influx of both commercial and retail deposits from increased liquidity in the economy as a result of government stimulus programs.

OFG’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At ##D<QTDL>, 2021, OFG’s loan portfolio decreased by 2.26% mainly due to loan portfolios run-off. PCD loan portfolio, excluding allowance for credits losses, decreased $166.9 million to $1.605 billion at ##D<QTDL>, 2021. This decrease was offset by loan production in the six-month period of 2021 of $1.201 billion, compared to $786.8 million in the year ago period, driven by mortgage and commercial lending, including $159.0 million PPP loan originations, which reflected an increase in our Non-PCD gross portfolio of $2.9 million when compared to $4.890 billion at December 31, 2020.

Financial Assets Managed

OFG’s financial assets include those managed by OFG’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary manages private retirement plans. At ##D<QTDL>, 2021, the total assets managed by OFG’s trust division and retirement plan administration subsidiary amounted to $3.686 billion, compared to $3.476 billion at December 31, 2020. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At ##D<QTDL>, 2021, total assets gathered by the broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.380 billion, compared to $2.474 billion at December 31, 2020.

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

As of ##D<QTDL>, 2021, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment. Please refer to Note 9 Goodwill and Other Intangible Assets for more information on the annual goodwill impairment test.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	June 30	December 31,	Variance
	2021	2020	%
	(In thousands)
Investments:
FNMA and FHLMC certificates	$335,217	$210,949	58.9%
Obligations of US government-sponsored agencies	1,407	1,606	-12.4%
US Treasury securities	10,910	10,983	-0.7%
CMOs issued by US government-sponsored agencies	31,308	39,214	-20.2%
GNMA certificates	245,627	182,772	34.4%
FHLB stock	7,541	8,278	-8.9%
Other debt securities	2,288	914	150.3%
Other investments	9,197	3,984	130.8%
Total investments	643,495	458,700	40.3%
Loans	6,354,040	6,501,259	-2.3%
Total investments and loans	6,997,535	6,959,959	0.5%
Other assets:
Cash and due from banks (including restricted cash)	2,756,487	2,143,669	28.6%
Money market investments	11,206	11,908	-5.9%
Foreclosed real estate	15,093	11,596	30.2%
Accrued interest receivable	59,850	65,547	-8.7%
Deferred tax asset, net	144,799	162,478	-10.9%
Premises and equipment, net	85,993	83,786	2.6%
Servicing assets	47,712	47,295	0.9%
Goodwill	86,069	86,069	0.0%
Operating lease right-of-use assets	32,621	31,383	3.9%
Other intangible assets	40,995	45,896	-10.7%
Other assets and customers' liability on acceptances	183,453	176,425	4.0%
Total other assets	3,464,278	2,866,052	20.9%
Total assets	$10,461,813	$9,826,011	6.5%
Investment portfolio composition:
FNMA and FHLMC certificates	52.1%	46.0%
Obligations of US government-sponsored agencies	0.2%	0.4%
US Treasury securities	1.7%	2.4%
CMOs issued by US government-sponsored agencies	4.9%	8.5%
GNMA certificates	38.2%	39.8%
FHLB stock	1.2%	1.8%
Other debt securities and other investments	1.7%	1.1%
	100.0%	100.0%

TABLE 5 - LOAN PORTFOLIO COMPOSITON

	June 30,	December 31,
	2021	2020
	(In thousands)
Loans held for investment:
Commercial	$2,393,170	$2,402,010
Mortgage	2,084,442	2,283,375
Consumer	382,456	414,946
Auto	1,638,024	1,561,802
	6,498,092	6,662,133
Allowance for credit losses	(191,717)	(204,809)
Total loans held for investment	6,306,375	6,457,324
Mortgage loans held for sale	37,885	41,654
Other loans held for sale	9,780	2,281
Total loans, net	$6,354,040	$6,501,259

OFG’s loan portfolio is composed of mortgage, commercial, consumer, and auto loans business products. As shown in Table 5 above, total loans, net, amounted to $6.354 billion at June 30, 2021 and $6.501 billion at December 31, 2020. OFG’s loans held-for-investment portfolio composition and trends were as follows:

• Commercial loan portfolio amounted to $2.393 billion (36.8% of the gross loan portfolio) compared to $2.402 billion (36.1% of the gross loan portfolio) at December 31, 2020. Commercial production, excluding PPP loan production, increased 144.2%, or $193.7 million, and 93.9% or $221.1 million to $327.9 million and $456.6 million in the quarter and six-month period ended June 30, 2021, respectively, from $134.3 and $235.5 million for the same periods in 2020. PPP loan production decreased $253.7 million and $127.4 million in quarter and six-months period ended June 30, 2021, respectively, from $286.4 million and $286.4 million for the same periods in 2020, as PPP program was initially launched in the second quarter of 2020.

• Mortgage loan portfolio amounted to $2.084 billion (32.1% of the gross loan portfolio) compared to $2.283 billion (34.3% of the gross originated loan portfolio) at December 31, 2020. Mortgage loan production totaled $103.8 million and $199.7 million for the quarter and six-month period ended June 30, 2021, respectively, which represents an increase of 337.3% and 264.8% from $23.7 million and $54.7 million for the same periods in 2020. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $28.1 million and $56.2 million at June 30, 2021 and December 31, 2020, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

• Consumer loan portfolio amounted to $382.5 million (5.9% of the gross loan portfolio) compared to $414.9 million (6.2% of the gross loan portfolio) at December 31, 2020. Consumer loan production increased 167.3% to $38.0 million and 22.6% to $65.5 million for the quarter and six-month period ended June 30, 2021, respectively, from $14.2 million and $53.4 million for the same periods in 2020.

• Auto and leasing portfolio amounted to $1.638 billion (25.2% of the gross loan portfolio) compared to $1.562 billion (23.4% of the gross loan portfolio) at December 31, 2020. Auto production increased 261.2% to $171.1 million and 104.5% to $320.5 million in the quarter and six-month period ended June 30, 2021, respectively, compared to $47.4 million and 156.7 million for the same periods in 2020.

The following table includes the maturities of OFG's lending exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and a loan to a public corporation acquired in the Scotiabank Acquisition. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $255.0 million at June 30, 2021.

TABLE 6 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

June 30, 2021
			Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Public corporations	$1,102	$1,102	$-	$-
Municipalities	98,176	79	18,515	79,582
Total	$99,278	$1,181	$18,515	$79,582

At June 30, 2021, OFG has $99.3 million of direct credit exposure to the Puerto Rico government, a $211 thousand increase from December 31, 2020.

Credit Risk Management

Allowance for Credit Losses

OFG maintains an allowance for credit losses at a level that management considers adequate to provide for lifetime expected losses based upon an evaluation of known and inherent risks and reasonable and supportable forecasts. OFG’s allowance for credit losses (“ACL”) policy provides for a detailed quarterly analysis of expected credit losses.

On January 1, 2020, OFG adopted the new CECL accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of future expected credit losses over the life of the Company’s relevant financial assets

The allowance for credit losses for the six-month period ended June 30, 2020 included a $39.1 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic. The allowance for credit losses for the six-month period ended June 30, 2021 included a $10.2 million provision release of last year’s Covid-19 related loan reserves and the effect of improvements in asset quality during the period.

Tables 7 through 9 set forth an analysis of activity in the allowance for credit losses for the quarters and six-month periods ended June 30, 2021 and 2020 and present selected credit loss statistics for June 30, 2021 and December 31, 2020. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Credit Losses” section in the MD&A for a more detailed analysis of provisions for credit losses.

Non-performing Assets

OFG’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 10 and 11). At June 30, 2021, OFG had $127.5 million of non-accrual loans, including $36.6 million PCD loans accounted for under ASU 2016-13, compared to $147.9 million at December 31, 2020.

At June 30, 2021 and December 31, 2020, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-performing assets amounted to $122.3 million and $109.2 million, respectively.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

At June 30, 2021, OFG’s non-performing assets decreased by 7% to $154.1 million (1.47% of total assets) from $165.6 million (1.69% of total assets) at December 31, 2020. Foreclosed real estate and other repossessed assets amounting to $15.1 million and $1.7 million, respectively, at June 30, 2021, increased from $11.6 million and $1.8 million, respectively, at December 31, 2020, recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At June 30, 2021, the allowance coverage ratio to non-performing loans was 139.7% (134.6% at December 31, 2020).

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

The following items comprise non-performing loans held for investment, Non-PCD and PCDs:

Commercial loans —At June 30, 2021, OFG’s non-performing commercial loans amounted to $87.3 million (63.58 % of OFG’s non-performing loans), a 4.6% increase from $83.4 million at December 31, 2020 (54.8% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.

Residential mortgage loans —At June 30, 2021, OFG’s non-performing mortgage loans totaled $39.9 million (29.1% of OFG’s non-performing loans), a 7.2% decrease from $43.0 million (28.3% of OFG’s non-performing loans) at December 31, 2020. Non-PCD residential mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.

Consumer loans —At June 30, 2021, OFG’s non-performing consumer loans amounted to $2.5 million (1.8% of OFG’s non-performing loans), a 50.6% decrease from $5.0 million at December 31, 2020 (3.3% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto loans and leases —At June 30, 2021, OFG’s non-performing auto loans and leases amounted to $7.6 million (5.5% of OFG’s total non-performing loans), a decrease of 63.4% from $20.8 million at December 31, 2020 (13.6% of OFG’s total non-performing loans). Non-PCD auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.

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

TABLE 7 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	June 30,	December 31,	Variance
	2021	2020	%
	(In thousands)
Allowance for credit losses:
Non-PCD:
Commercial	$43,523	$45,779	-4.9%
Mortgage	16,368	19,687	-16.9%
Consumer	19,065	25,253	-24.5%
Auto and leases	69,358	70,296	-1.3%
Total allowance for credit losses	$148,314	$161,015	$-7.9%

PCD:
Commercial	$12,756	16,405	-22.2%
Mortgage	30,108	26,389	14.1%
Consumer	38	57	-33.3%
Auto and leases	501	943	-46.9%
Total allowance for credit losses	$43,403	43,794	-0.9%

Allowance for credit losses summary
Commercial	$56,279	$62,184	-9.5%
Mortgage	46,476	46,076	0.9%
Consumer	19,103	25,310	-24.5%
Auto and leases	69,859	71,239	-1.9%
Total allowance for credit losses	$191,717	$204,809	$-6.4%

Allowance composition:
Commercial	29.4%	30.4%
Mortgage	24.2%	22.5%
Consumer	10.0%	12.4%
Auto and leases	36.4%	34.8%
	100.0%	100.0%

Allowance coverage ratio at end of period:
Commercial	2.4%	2.6%	-9.3%
Mortgage	2.2%	2.0%	10.4%
Consumer	5.0%	6.1%	-18.2%
Auto and leases	4.3%	4.6%	-6.6%
	2.95%	3.07%	-3.9%

Allowance coverage ratio to non-performing loans:
Commercial	64.5%	74.5%	-13.5%
Mortgage	116.4%	107.2%	8.6%
Consumer	774.7%	507.4%	52.7%
Auto and leases	918.5%	343.1%	167.7%
	139.7%	134.6%	3.8%

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2021	2020	%	2021	2020	%
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$201,973	$230,755	-12.5%	$204,809	$116,539	75.7%
Impact of ASC 326 adoption	-	-	0.0%	-	89,720	-100.0%
Provision for credit losses	(8,138)	17,696	-146.0%	(1,870)	66,226	-102.8%
Charge-offs	(10,962)	(21,363)	-48.7%	(28,481)	(52,926)	-46.2%
Recoveries	8,844	5,613	57.6%	17,259	13,142	31.3%
Balance at end of period	$191,717	$232,701	-17.6%	$191,717	$232,701	$-17.6%

TABLE 9 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2021	2020	%	2021	2020	%
	(Dollars in thousands)
Non-PCD:
Mortgage
Charge-offs	$(268)	$(185)	44.9%	$(1,056)	$(603)	75.1%
Recoveries	193	9	2044.4%	808	258	213.2%
Total	(75)	(176)	-57.4%	(248)	(345)	-28.1%
Commercial
Charge-offs	(653)	(497)	31.4%	(720)	(4,268)	-83.1%
Recoveries	996	631	57.8%	1,425	2,153	-33.8%
Total	343	134	156.0%	705	(2,115)	-133.3%
Consumer
Charge-offs	(2,897)	(4,187)	-30.8%	(7,366)	(10,202)	-27.8%
Recoveries	697	443	57.3%	1,263	1,087	16.2%
Total	(2,200)	(3,744)	-41.2%	(6,103)	(9,115)	-33.0%
Auto and leases
Charge-offs	(5,170)	(13,300)	-61.1%	(14,253)	(26,353)	-45.9%
Recoveries	5,997	3,405	76.1%	11,814	7,616	55.1%
Total	827	(9,895)	-108.4%	(2,439)	(18,737)	-87.0%

PCD:
Mortgage
Charge-offs	$(1,742)	$(2,178)	-20.0%	$(4,332)	$(7,321)	-40.8%
Recoveries	184	580	-68.3%	330	702	-53.0%
Total	(1,558)	(1,598)	-2.5%	(4,002)	(6,619)	-39.5%
Commercial
Charge-offs	(6)	(386)	-98.4%	(50)	(2,743)	-98.2%
Recoveries	430	286	50.3%	867	661	31.2%
Total	424	(100)	-524.0%	817	(2,082)	-139.2%
Consumer
Charge-offs	-	(30)	-100.0%	(22)	(461)	-95.2%
Recoveries	33	30	10.0%	55	93	-40.9%
Total	33	-	100.0%	33	(368)	-109.0%
Auto and leases
Charge-offs	(226)	(600)	-62.3%	(682)	(975)	-30.1%
Recoveries	314	229	37.1%	697	572	21.9%
Total	88	(371)	-123.7%	15	(403)	-103.7%

Total charge-offs	(10,962)	(21,363)	-48.7%	(28,481)	(52,926)	-46.2%
Total recoveries	8,844	5,613	57.6%	17,259	13,142	31.3%
Net charge-offs	$(2,118)	$(15,750)	-86.6%	$(11,222)	$(39,784)	-71.8%

Net credit losses to average loans outstanding:

Mortgage	0.30%	0.30%	1.42%	0.39%	0.58%	-33.55%
Commercial	-0.13%	-0.01%	2193.89%	-0.13%	0.36%	-135.33%
Consumer	2.17%	3.12%	-30.61%	2.98%	3.89%	-23.18%
Auto and leases	-0.23%	2.72%	-108.37%	0.30%	2.51%	-87.87%
Total	0.13%	0.92%	-86.06%	0.34%	1.18%	-71.16%
Recoveries to charge-offs	80.68%	26.27%	207.06%	60.60%	24.83%	144.04%
Average Loans Held for Investment
Mortgage	$2,147,927	$2,366,600	-9.2%	$2,195,540	$2,390,643	-8.2%
Commercial	2,443,407	2,484,573	-1.7%	2,424,383	2,362,096	2.6%
Consumer	400,365	479,957	-16.6%	406,743	488,167	-16.7%
Auto and leases	1,606,870	1,509,521	6.4%	1,590,336	1,523,356	4.4%
Total	$6,598,569	$6,840,651	-3.5%	$6,617,002	$6,764,262	-2.2%

TABLE 10 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance
	2021	2020	(%)
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans
Troubled-Debt Restructuring loans	$26,276	$28,297	-7.1%
Other loans	64,657	82,122	-21.3%
Accruing loans
Troubled-Debt Restructuring loans	8,184	3,411	139.9%
Other loans	1,586	889	78.4%
Total	$100,703	$114,719	-12.2%
PCD	36,569	37,475	-2.4%
Total non-performing loans	$137,272	$152,194	-9.8%
Foreclosed real estate	15,093	11,596	30.2%
Other repossessed assets	1,725	1,816	-5.0%
	$154,090	$165,606	-7.0%

Non-performing assets to total assets	1.47%	1.69%	-13.0%
Non-performing assets to total capital	14.27%	15.25%	-6.4%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$694	$686	$1,274	$1,102

TABLE 11 - NON-PERFORMING LOANS

	June 30,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial	$52,773	$46,967	12.4%
Mortgage	37,858	41,999	-9.9%
Consumer	2,466	4,987	-50.6%
Auto and leases	7,606	20,766	-63.4%
Total	$100,703	$114,719	-12.2%

PCD
Commercial	$34,502	$36,471	-5.4%
Mortgage	2,067	1,003	100.0%
Consumer	-	1	-100.0%
Total	$36,569	$37,475	-2.4%
Total non-performing loans	$137,272	$152,194	-9.8%

Non-performing loans composition percentages:
Commercial	63.6%	54.8%
Mortgage	29.1%	28.3%
Consumer	1.8%	3.3%
Auto and leases	5.5%	13.6%
	100.0%	100.0%

Non-performing loans to:
Total loans	2.1%	2.3%	-7.5%
Total assets	1.3%	1.6%	-15.5%
Total capital	12.7%	14.0%	-9.3%

Non-performing loans with partial charge-offs to:
Total loans	0.6%	0.6%	5.3%
Non-performing loans	28.6%	24.8%	15.2%

Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	134.2%	151.3%	-11.3%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	195.6%	179.0%	9.3%

TABLE 12 - LIABILITIES SUMMARY AND COMPOSITION
	June 30,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$2,678,800	$2,259,048	18.6%
NOW accounts	2,650,592	2,354,194	12.6%
Savings and money market accounts	2,285,553	1,944,426	17.5%
Certificates of deposit	1,474,549	1,856,400	-20.6%
Total deposits	9,089,494	8,414,068	8.0%
Accrued interest payable	998	1,572	-36.5%
Total deposits and accrued interest payable	9,090,492	8,415,640	8.0%
Borrowings:
Advances from FHLB	63,569	65,561	-3.0%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	298	707	-57.9%
Total borrowings	99,950	102,351	-2.3%
Total deposits and borrowings	9,190,442	8,517,991	7.9%

Other Liabilities:
Derivative liabilities	1,293	1,712	-24.5%
Acceptances outstanding	27,703	33,349	-16.9%
Lease liability	34,052	32,566	4.6%
Other liabilities	128,326	154,418	-16.9%
Total liabilities	$9,381,816	$8,740,036	7.3%
Deposits portfolio composition percentages:
Non-interest bearing deposits	29.5%	26.8%
NOW accounts	29.2%	28.0%
Savings and money market accounts	25.1%	23.1%
Certificates of deposit	16.2%	22.1%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	63.6%	64.1%
Other term notes	0.3%	0.7%
Subordinated capital notes	36.1%	35.2%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Daily average outstanding balance	$-	$50,492
Maximum outstanding balance at any month-end	$-	$190,000

Liabilities and Funding Sources

As shown in Table 12 above, at June 30, 2021, OFG’s total liabilities were $9.382 billion, 7.3% more than the $8.740 billion reported at December 31, 2020. Deposits and borrowings, OFG’s funding sources, amounted to $9.190 billion at June 30, 2021 versus $8.518 billion at December 31, 2020, a 7.9% increase, mainly from higher core deposits by $1.081 billion, while time deposits, brokered deposits and borrowings decreased by $368.8 million, $37.7 million and $2.4 million, respectively.

At June 30, 2021, deposits represented 99% and borrowings represented 1% of interest-bearing liabilities. At June 30, 2021, deposits, the largest category of OFG’s interest-bearing liabilities, were $9.090 billion, an increase of 8% from $8.416 billion at December 31, 2020, reflecting higher commercial deposits from existing and new clients and higher retail deposits as a result of increased liquidity in the economy from government stimulus.

Borrowings consist mainly of FHLB-NY advances and subordinated capital notes. The overall declines in time deposits, brokered deposits and borrowings are part of the strategy to replace higher cost funding with lower cost core deposits.

Stockholders’ Equity

At June 30, 2021, OFG’s total stockholders’ equity was $1.080 billion, a 0.6% decrease when compared to $1.086 billion at December 31, 2020. This decrease in stockholders’ equity reflects decrease in preferred stock of $68.0 million due to the Series A and Series B preferred stock redemptions and decrease in accumulated other comprehensive income, net of tax, of $3.4 million offset by, increase in legal surplus of $7.0 million, in retained earnings of $51.9 million, in treasury stock of $2.2 million and additional paid-in capital of $4.3 million. Book value per share was $20.59 at June 30, 2021 compared to $19.54 at December 31, 2020.

From December 31, 2020 to June 30, 2021, tangible common equity to tangible total assets increased from 9.00% to 9.06%, leverage capital ratio decreased from 10.30% to 9.84%, common equity tier 1 capital ratio increased from 13.08% to 13.95%, tier 1 risk-based capital ratio decreased from 14.78% to 14.70%, and total risk-based capital ratio decreased from 16.04% to 15.95%, as a result of the preferred stock redemptions.

Regulatory Capital

OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2021, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

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

The risk-based capital ratios presented in Table 13, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of June 30, 2021 and December 31, 2020, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at June 30, 2021 and December 31, 2020:

TABLE 13 — CAPITAL, DIVIDENDS AND STOCK DATA
	June 30,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,079,997	$1,085,975	-0.6%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	13.95%	13.08%	6.7%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$957,238	894,075	7.1%
Minimum common equity tier 1 capital required	$308,785	307,703	0.4%
Minimum capital conservation buffer required (2.5%)	$171,547	170,946	0.4%
Excess over regulatory requirement	$476,906	415,426	14.8%
Risk-weighted assets	$6,861,890	6,837,846	0.4%
Tier 1 risk-based capital ratio	14.70%	14.78%	-0.6%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$1,008,785	$1,010,945	-0.2%
Minimum tier 1 risk-based capital required	$411,713	$410,271	0.4%
Minimum capital conservation buffer required (2.5%)	$171,547	170,946	0.4%
Excess over regulatory requirement	$425,525	$429,728	-1.0%
Risk-weighted assets	$6,861,890	$6,837,846	0.4%
Total risk-based capital ratio	15.95%	16.04%	-0.5%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,094,786	$1,096,766	-0.2%
Minimum total risk-based capital required	$548,951	$547,028	0.4%
Minimum capital conservation buffer required (2.5%)	$171,547	170,946	0.4%
Excess over regulatory requirement	$374,288	$378,972	-1.2%
Risk-weighted assets	$6,861,890	$6,837,846	0.4%
Leverage capital ratio	9.84%	10.30%	-4.5%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$1,008,785	$1,010,945	-0.2%
Minimum tier 1 capital required	$409,975	$392,424	4.5%
Excess over regulatory requirement	$598,810	$618,521	-3.2%
Tangible common equity to total assets	8.95%	8.88%	0.8%
Tangible common equity to risk-weighted assets	13.65%	12.75%	7.1%
Total equity to total assets	10.32%	11.05%	-6.6%
Total equity to risk-weighted assets	15.74%	15.88%	-0.9%
Stock data:
Outstanding common shares	51,660,507	51,387,071	0.5%
Book value per common share	$20.59	$19.54	5.3%
Tangible book value per common share	$18.13	$16.97	6.8%
Market price at end of period	$22.12	$18.54	19.3%
Market capitalization at end of period	$1,142,730	$952,716	19.9%

The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(In thousands, except share or per share information)
Total stockholders' equity	$1,079,997	$1,085,975
Preferred stock	(24,000)	(92,000)
Preferred stock issuance costs	7,453	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(31,306)	(34,983)
Customer relationship intangible	(9,499)	(10,629)
Other intangibles	(190)	(284)
Total tangible common equity (non-GAAP)	$936,386	$872,140
Total assets	10,461,813	9,826,011
Goodwill	(86,069)	(86,069)
Core deposit intangible	(31,306)	(34,983)
Customer relationship intangible	(9,499)	(10,629)
Other intangibles	(190)	(284)
Total tangible assets	$10,334,749	$9,694,046
Tangible common equity to tangible assets	9.06%	9.00%
Common shares outstanding at end of period	51,660,507	51,387,071
Tangible book value per common share	$18.13	$16.97

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

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	June 30,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$957,238	$894,075	7.1%
Additional tier 1 capital	51,547	116,870	-55.9%
Tier 1 capital	1,008,785	1,010,945	-0.2%
Additional Tier 2 capital	86,001	85,820	0.2%
Total risk-based capital	$1,094,786	$1,096,765	-0.2%
Risk-weighted assets:
Balance sheet items	$6,320,381	$6,338,524	-0.3%
Off-balance sheet items	541,509	499,322	8.4%
Total risk-weighted assets	$6,861,890	$6,837,846	0.4%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	13.95%	13.08%	6.7%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.70%	14.78%	-0.5%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.95%	16.04%	-0.6%
Leverage ratio (minimum required - 4%)	9.84%	10.30%	-4.5%
Equity to assets	10.32%	11.05%	-6.6%
Tangible common equity to assets	8.95%	8.88%	0.8%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2021 and December 31, 2020:

	June 30,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.33%	14.06%	-5.2%
Actual common equity tier 1 capital	$907,851	$956,845	-5.1%
Minimum capital requirement (4.5%)	$306,589	$306,206	0.1%
Minimum capital conservation buffer requirement (2.5%)	$170,327	$170,114	0.1%
Minimum to be well capitalized (6.5%)	$442,851	$442,297	0.1%
Tier 1 Capital to Risk-Weighted Assets	13.33%	14.06%	-5.2%
Actual tier 1 risk-based capital	$907,851	$956,845	-5.1%
Minimum capital requirement (6%)	$408,786	$408,274	0.1%
Minimum capital conservation buffer requirement (2.5%)	$170,327	$170,114	0.1%
Minimum to be well capitalized (8%)	$545,048	$544,366	0.1%
Total Capital to Risk-Weighted Assets	14.58%	15.32%	-4.8%
Actual total risk-based capital	$993,250	$1,042,255	-4.7%
Minimum capital requirement (8%)	$545,048	$544,366	0.1%
Minimum capital conservation buffer requirement (2.5%)	$170,327	$170,114	0.1%
Minimum to be well capitalized (10%)	$681,310	$680,457	0.1%
Total Tier 1 Capital to Average Total Assets	8.96%	9.81%	-8.7%
Actual tier 1 capital	$907,851	$956,845	-5.1%
Minimum capital requirement (4%)	$405,219	$390,304	3.8%
Minimum to be well capitalized (5%)	$506,524	$487,879	3.8%

OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At ##D<QTDL>, 2021 and December 31, 2020, OFG’s market capitalization for its outstanding common stock was $1.143 billion ($22.12 per share) and $952.7 million ($18.54 per share), respectively.

The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2021
June 30, 2021	$25.14	$21.61	$0.08
March 31, 2021	$22.93	$16.48	$0.08
2020
December 31, 2020	$18.54	$12.59	$0.07
September 30, 2020	$14.35	$12.12	$0.07
June 30, 2020	$15.10	$9.38	$0.07
March 31, 2020	$23.50	$9.32	$0.07
2019
December 31, 2019	$23.61	$20.00	$0.07
September 30, 2019	$24.20	$19.84	$0.07
June 30, 2019	$23.77	$18.78	$0.07
March 31, 2019	$21.24	$16.37	$0.07

Under OFG’s stock repurchase program in effect at June 30, 2021, it was authorized to purchase in the open market up to $5.5 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by OFG as treasury shares. In the quarter ended June 30, 2020, OFG repurchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. OFG did not repurchase any shares of its common stock in the quarter ended on June 30, 2020, other than through its publicly announced stock repurchase program. There were no stock repurchases by OFG in the quarter ended on June 30, 2021.

At June 30, 2021, the number of shares that may yet be purchased under such program is estimated at 249,116 and was calculated by dividing the remaining balance of $5.5 million by $22.12 (closing price of OFG's common stock at June 30, 2021).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Background

OFG’s risk management policies are established by its Board of Directors (the “Board”) and implemented by management through the adoption of a risk management program, which is overseen and monitored by the Chief Risk and Compliance Officer, the Board’s Risk and Compliance Committee, the executive Risk and Compliance Team, the executive Credit Risk Team, and the executive Asset/Liability Team (“ALT”). OFG has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.

All aspects of OFG’s business activities are susceptible to risk. Consequently, risk identification and monitoring are essential to risk management. As more fully discussed below, OFG’s primary risk exposures include market, interest rate, credit, liquidity, operational and concentration risks.

Market Risk

Market risk is the risk to earnings or capital arising from adverse movements in market rates or prices, such as interest rates or prices. OFG evaluates market risk together with interest rate risk. OFG’s financial results and capital levels are constantly exposed to market risk. The Board and management are primarily responsible for ensuring that the market risk assumed by OFG complies with the guidelines established by policies approved by the Board. The Board has delegated the management of this risk to the ALT which is composed of certain executive officers from the business, treasury and finance areas. One of ALT’s primary goals is to ensure that the market risk assumed by OFG is within the parameters established in such policies.

Interest Rate Risk

Interest rate risk is the exposure of OFG’s earnings or capital to adverse movements in interest rates. It is a predominant market risk in terms of its potential impact on earnings. OFG manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income. ALT oversees interest rate risk, liquidity management and other related matters.

In executing its responsibilities, ALT examines current and expected conditions in global financial markets, competition and prevailing rates in the local deposit market, liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps, and any tax or regulatory issues which may be pertinent to these areas.

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

These simulations are complex and use many assumptions that are intended to reflect the general behavior of OFG over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2021 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$35,755	8.72%	$24,510	4.93%
+ 100 Basis points	$18,392	4.48%	$12,721	2.56%
- 50 Basis points	$754	0.18%	$207	0.04%

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of June 30, 2021.

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

Following is a summary of certain strategies, including derivative activities, currently used by OFG to manage interest rate risk:

Interest rate swaps and wholesale borrowings — OFG uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix OFG’s interest payments on these borrowings. As of June 30, 2021, OFG had $29.4 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $63.5 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis. A derivative liability of $1.3 million was recognized at June 30, 2021 related to the valuation of these swaps.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for OFG is its lending activities. In Puerto Rico, OFG’s principal market, economic conditions have been very challenging for over a decade due to a shrinking population, a protracted economic recession, declining real estate values, the Puerto Rico government’s fiscal and liquidity crisis, and the payment defaults on various Puerto Rico government bonds, with severe austerity measures expected for the Puerto Rico government to be able to restructure its debts under the supervision of the federally-created Fiscal Oversight and Management Board for Puerto Rico. In addition, as was demonstrated by the January 2020 earthquakes and hurricanes Irma and Maria in September 2017, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. Possible future climate changes may increase this risk. Moreover, the Puerto Rico government's fiscal challenges and Puerto Rico's unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing OFG's loans may suffer significant damages.

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

In the year 2020, the Covid-19 pandemic negatively impacted economic activity in Puerto Rico, the U.S. and around the world. To provide relief to individuals and businesses in the U.S., the government enacted several economic stimulus packages, including the CARES Act, the Coronavirus Response and Relief Supplemental Appropriations Act, and the American Rescue Plan. The federal banking regulatory agencies also issued interagency guidance to financial institutions working with borrowers affected by Covid-19. Stimulus funds have provided significant liquidity to businesses and individuals, and, during the six-month period ended June 30, 2021, Puerto Rico is experiencing signs of economic revival and asset quality trends continue to improve.

To support our customers, we implemented various loan modification programs and other forms of support, including offering loan payment deferrals, waiver of certain fees and pausing foreclosure sales, evictions and repossessions. For a description of the loan modification programs that we have implemented, see Recent Developments – Covid-19 Pandemic 2020 of the MD&A in this quarterly report. For information on the accounting for loan modifications related to the Covid-19 pandemic, see Note 1 – Summary of Significant Accounting Policies in the 2020 10-K Annual Report.

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

OFG’s business requires continuous access to various funding sources. While OFG is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of June 30, 2021, OFG had $11.0 million in brokered deposits.

Brokered deposits are typically offered through an intermediary to small retail investors. OFG’s ability to continue to attract brokered deposits is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, OFG’s credit rating, and the relative interest rates that it is prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates offered on deposits. As a result of the increase in core deposits from the Scotiabank Acquisition and organic growth, OFG has been limiting the offering of brokered deposits.

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.230 billion at June 30, 2021 as compared to $1.134 billion at December 31, 2020, while letters of credit provided to customers increased to $36.8 million as compared to $19.7 million at December 31, 2020. Loans sold with recourse at June 30, 2021 and December 31, 2020 amounted to $128.1 million and $135.3 million, respectively. In addition, at June 30, 2021 and December 31, 2020, OFG maintained other non-credit commitments amounting to $11.4 million and $9.0 million, respectively, primarily for the acquisition of other investments.

Our liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the Covid-19 pandemic. Requests for loan payment deferrals rose in the second quarter of 2020. Nevertheless, most payment deferrals ended in the third quarter of 2020, with only 1% of total loans remaining at June 30, 2021 compared to 30% at June 30, 2020. Even though OFG’s liquidity has been impacted by loan principal and interest payment deferrals that have been granted for certain customers due to Covid-19, liquidity has been growing from the federal stimulus programs Puerto Rico is receiving following 2017’s Hurricane Maria, the early 2020 earthquakes, and now the Covid-19 pandemic. In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government agency (FNMA). Additionally, liquidity could be adversely impacted if customers withdraw significant deposit balances due to Covid-19 concerns.

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

As of June 30, 2021, OFG had approximately $2.8 billion in unrestricted cash and cash equivalents, $414.2 million in investment securities that are not pledged as collateral, and $734.1 million in borrowing capacity at the FHLB-NY.

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

OFG classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, OFG has specialized groups, such as Information Security, Enterprise Risk Management, Corporate Compliance, Information Technology, Legal and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the executive Risk and Compliance Team and the executive Consumer Compliance Team. OFG also has a Business Continuity Plan to address situations where its capacity to perform critical functions is affected. Under such circumstances, a Crisis Management Team is activated to restore such critical functions within established timeframes.

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

Internal Control over Financial Reporting

There have not been any changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended ##D<QTDL>, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: August 6, 2021
José Rafael Fernández
Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: August 6, 2021
Maritza Arizmendi
Chief Financial Officer
By:	/s/ Krisen Aguirre Torres	Date: August 6, 2021
Krisen Aguirre Torres
Director, Reporting and Accounting Control