Form 10-Q
period 2021-09-30
OFG BANCORP
filed 2021-11-05
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

49,847,438 common shares ($1.00 par value per share) outstanding as of October 31, 2021

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

• the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the Covid-19 pandemic and its impact on the United States, Puerto Rico, and/or global economy, financial market conditions and our business, results of operations and financial condition; and

• the impact of the actions taken by federal and local governmental authorities to try and contain the Covid-19 virus and its variants or address the impact of the virus on the United States and Puerto Rico economy, and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers.

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

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30,	December 31,
	2021	2020
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,745,675	$2,142,294
Money market investments	9,837	11,908
Total cash and cash equivalents	2,755,512	2,154,202
Restricted cash	179	1,375
Investments:
Trading securities, at fair value, with amortized cost of $432 (December 31, 2020 - $432)	22	22
Investment securities available-for-sale, at fair value, with amortized cost of $497,450
(December 31, 2020, amortized cost $432,176); no allowance for credit losses	509,107	446,438
Investment securities held-to-maturity, at amortized cost, with fair value of $371,827
no allowance for credit losses	375,214	-
Federal Home Loan Bank (FHLB) stock, at cost	7,496	8,278
Other investments	10,434	3,962
Total investments	902,273	458,700
Loans:
Loans held-for-sale, at lower of cost or fair value	52,494	43,935
Loans held for investment, net of allowance for credit losses of $180,872 (December 31, 2020 - $204,809)	6,229,991	6,457,324
Total loans	6,282,485	6,501,259
Other assets:
Foreclosed real estate	13,904	11,596
Accrued interest receivable	56,815	65,547
Deferred tax asset, net	128,663	162,478
Premises and equipment, net	86,981	83,786
Customers' liability on acceptances	24,371	33,349
Servicing assets	48,227	47,295
Goodwill	86,069	86,069
Other intangible assets	38,545	45,896
Operating lease right-of-use assets	30,625	31,383
Other assets	152,216	143,076
Total assets	$10,606,865	$9,826,011

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 (CONTINUED)

	September 30,	December 31,
	2021	2020
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,531,124	$4,613,309
Savings accounts	2,378,211	1,944,415
Time deposits	1,335,054	1,857,916
Total deposits	9,244,389	8,415,640
Borrowings:
Advances from FHLB	62,559	65,561
Subordinated capital notes	36,083	36,083
Other borrowings	375	707
Total borrowings	99,017	102,351
Other liabilities:
Securities purchased but not yet received	31,565	-
Derivative liabilities	1,136	1,712
Acceptances executed and outstanding	24,371	33,349
Operating lease liabilities	32,167	32,566
Accrued expenses and other liabilities	120,555	154,418
Total liabilities	9,553,200	8,740,036
Commitments and contingencies (See Note 26)	nil	nil
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
(December 31, 2020 - 1,340,000 shares of Series A; 1,380,000 shares of Series B; and 960,000 shares of Series D issued and outstanding) $25 liquidation value	-	92,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 49,977,236 shares outstanding (December 31, 2020 - 59,885,234 shares issued;
51,387,071 shares outstanding)	59,885	59,885
Additional paid-in capital	635,808	622,652
Legal surplus	114,485	103,269
Retained earnings	375,729	300,096
Treasury stock, at cost, 9,907,998 shares (December 31, 2020 - 8,498,163 shares)	(140,862)	(102,949)
Accumulated other comprehensive income, net of tax of $1,901 (December 31, 2020 - $1,529)	8,620	11,022
Total stockholders’ equity	1,053,665	1,085,975
Total liabilities and stockholders’ equity	$10,606,865	$9,826,011

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Interest income:
Loans	$107,937	$112,047	$326,209	$347,014
Mortgage-backed securities	3,060	1,498	7,657	5,890
Investment securities and other	1,142	1,392	2,718	7,422
Total interest income	112,139	114,937	336,584	360,326
Interest expense:
Deposits	8,691	14,620	31,175	46,685
Securities sold under agreements to repurchase	-	-	-	1,335
Advances from FHLB and other borrowings	450	476	1,361	1,521
Subordinated capital notes	293	308	882	1,091
Total interest expense	9,434	15,404	33,418	50,632
Net interest income	102,705	99,533	303,166	309,694
(Recapture) provision for credit losses	(4,997)	13,669	(6,978)	78,496
Net interest income after (recapture) provision for credit losses	107,702	85,864	310,144	231,198
Non-interest income:
Banking service revenue	18,198	16,297	52,939	45,678
Wealth management revenue	7,619	7,272	23,270	20,924
Mortgage banking activities	6,195	3,917	16,303	10,223
Total banking and financial service revenues	32,012	27,486	92,512	76,825

Net gain on:
Sale of securities	-	-	-	4,728
Bargain purchase from Scotiabank acquisition	-	3,465	-	7,336
Other non-interest income	505	375	2,603	1,039
Total non-interest income, net	32,517	31,326	95,115	89,928

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020 (CONTINUED)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	33,745	31,955	99,282	102,005
Occupancy, equipment and infrastructure costs	12,078	11,943	37,734	35,220
Electronic banking charges	9,615	8,734	27,163	26,284
Information technology expenses	3,621	5,381	13,407	16,259
Professional and service fees	5,003	3,331	14,938	12,596
Taxes, other than payroll and income taxes	3,257	3,774	10,535	10,123
Insurance	2,530	2,428	7,659	8,667
Foreclosed real estate and other repossessed assets (income) expenses	(2,163)	1,323	(1,885)	6,763
Loan servicing and clearing expenses	1,908	2,345	5,690	4,836
Advertising, business promotion, and strategic initiatives	1,646	1,481	4,783	4,643
Communication	1,327	1,117	3,332	2,993
Printing, postage, stationary and supplies	878	1,094	3,037	2,767
Director and investor relations	243	302	867	928
Merger and restructuring charges	-	2,681	-	5,991
Pandemic expenses	1,223	2,090	4,523	4,291
Other	4,013	3,465	8,201	11,881
Total non-interest expense	78,924	83,444	239,266	256,247
Income before income taxes	61,295	33,746	165,993	64,879
Income tax expense	19,624	6,308	53,122	13,853
Net income	41,671	27,438	112,871	51,026
Less: dividends on preferred stock	-	(1,628)	(1,255)	(4,884)
Income available to common shareholders	$41,671	$25,810	$111,616	$46,142
Earnings per common share:
Basic	$0.82	$0.50	$2.18	$0.90
Diluted	$0.81	$0.50	$2.15	$0.89
Average common shares outstanding and equivalents	51,516	51,527	51,748	51,563
Cash dividends per share of common stock	$0.12	$0.07	$0.28	$0.21

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(In thousands)

Net income	$41,671	$27,438	$112,871	$51,026
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	1,359	661	(2,605)	15,949
Realized gain on sale of securities available-for-sale	-	-	-	(4,728)
Unrealized gain (loss) on cash flow hedges	157	181	576	(987)
Other comprehensive income (loss) before taxes	1,516	842	(2,029)	10,234
Income tax effect	(496)	(162)	(373)	(958)
Other comprehensive income (loss) after taxes	1,020	680	(2,402)	9,276
Comprehensive income	$42,691	$28,118	$110,469	$60,302

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Preferred stock:
Balance at beginning of period	$24,000	$92,000	$92,000	$92,000
Redemption of preferred stock	(24,000)	$-	(92,000)	-
Balance at end of period	-	92,000	-	92,000
Common stock:
Balance at beginning and end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	626,995	621,860	622,652	621,515
Stock-based compensation expense	1,378	144	4,993	1,468
Lapsed restricted stock units	(18)	(26)	(1,967)	(1,005)
Redemption of preferred stock, issuance costs	7,453	-	10,130	-
Balance at end of period	635,808	621,978	635,808	621,978
Legal surplus:
Balance at beginning of period	110,235	98,347	103,269	95,779
Transfer from retained earnings	4,250	2,886	11,216	5,454
Balance at end of period	114,485	101,233	114,485	101,233
Retained earnings:
Balance at beginning of period	352,001	264,724	300,096	279,646
Topic 326 adoption	-	-	-	(25,494)
Balance at beginning of period (as adjusted for change in accounting principle)	352,001	264,724	300,096	254,152
Net income	41,671	27,438	112,871	51,026
Cash dividends declared on common stock[1]	(6,240)	(3,595)	(14,637)	(10,787)
Cash dividends declared on preferred stock	-	(1,628)	(1,255)	(4,884)
Transfer to legal surplus	(4,250)	(2,886)	(11,216)	(5,454)
Redemption of preferred stock, issuance costs	(7,453)	-	(10,130)	-
Balance at end of period	375,729	284,053	375,729	284,053
Treasury stock:
Balance at beginning of period	(100,719)	(103,121)	(102,949)	(102,339)
Stock repurchased	(40,161)	-	(40,161)	(2,226)
Lapsed restricted stock units and options	18	26	2,248	1,470
Balance at end of period	(140,862)	(103,095)	(140,862)	(103,095)
Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	7,600	7,588	11,022	(1,008)
Other comprehensive income (loss), net of tax	1,020	680	(2,402)	9,276
Balance at end of period	8,620	8,268	8,620	8,268
Total stockholders’ equity	$1,053,665	$1,064,322	$1,053,665	$1,064,322

[1] Dividends declared per common share during the quarter ended September 30, 2021- $0.12 (September 30, 2020 - $0.07). Dividends declared per common share during the nine-month period ended September 30, 2021 - $0.28 (September 30, 2020 - $0.21).

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

	Nine-Month Period Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$112,871	$51,026
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value (discounts) premiums on loans	2,044	(7,606)
Amortization of fair value premiums on acquired deposits	-	(1,955)
Amortization of investment securities premiums, net of accretion of discounts	2,370	4,142
Amortization of other intangible assets	7,351	8,315
Net change in operating leases	359	401
Depreciation and amortization of premises and equipment	10,369	9,382
Deferred income tax expense, net	33,441	12,127
Provision for credit losses	(6,978)	78,496
Stock-based compensation	4,993	1,468
Bargain purchase from Scotiabank Acquisition	-	(7,336)
(Gain) loss on:
Sale of securities	-	(4,728)
Sale of loans	(5,752)	(2,202)
Early extinguishment of debt	-	63
Foreclosed real estate and other repossessed assets	(6,863)	1,078
Sale of other assets	(570)	(7)
Originations and purchases of loans held-for-sale	(284,966)	(143,394)
Proceeds from sale of loans held-for-sale	175,955	64,248
Net (increase) decrease in:
Trading securities	-	15
Accrued interest receivable	9,101	(29,996)
Servicing assets	(932)	3,537
Other assets	(8,895)	3,320
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(782)	(4,038)
Accrued expenses and other liabilities	49,005	13,438
Net cash provided by operating activities	92,121	49,794

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020 (CONTINUED)

	Nine-Month Period Ended September 30,
	2021	2020
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(28,273)	(1,778)
Investment securities held-to-maturity	(348,758)	-
Other investments	(6,472)	(1,645)
Maturities and redemptions of:
Investment securities available-for-sale	77,846	389,139
Investment securities held-to-maturity	4,943	-
FHLB stock	782	4,726
Proceeds from sales of:
Investment securities available-for-sale	-	320,984
Foreclosed real estate and other repossessed assets, including write-offs	33,669	25,517
Premises and equipment	570	7
Origination and purchase of loans, excluding loans held-for-sale	(1,472,546)	(1,101,167)
Principal repayment of loans	1,628,577	1,060,606
Additions to premises and equipment	(14,151)	(11,512)
Outlays for business acquisitions	-	402
Net cash (used in) provided by investing activities	$(123,813)	$685,279
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	782,908	915,076
Securities sold under agreements to repurchase	-	(190,063)
FHLB advances, federal funds purchased, and other borrowings	(3,330)	(12,361)
Exercise of stock options with treasury shares	281	465
Redemption of preferred stock	(92,000)	-
Purchase of treasury stock	(40,161)	(2,226)
Dividends paid on preferred stock	(1,255)	(4,884)
Dividends paid on common stock	(14,637)	(10,787)
Net cash provided by financing activities	$631,806	$695,220
Net change in cash, cash equivalents and restricted cash	600,114	1,430,293
Cash, cash equivalents and restricted cash at beginning of period	2,155,577	852,757
Cash, cash equivalents and restricted cash at end of period	$2,755,691	$2,283,050
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$2,745,675	$2,267,383
Money market investments	9,837	14,617
Restricted cash	179	1,050
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,755,691	$2,283,050

See notes to unaudited consolidated financial statements

	Nine-Month Period Ended September 30,
	2021	2020
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$28,686	$40,385
Income taxes paid	$2,467	$5,941
Operating lease liabilities paid	$8,455	$9,747
Mortgage loans held-for-sale securitized into mortgage-backed securities	$117,051	$46,184
Securities purchased but not yet received	$31,565	$-
Transfer from loans to foreclosed real estate and other repossessed assets	$29,947	$14,733
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$17,993	$261
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$7,053	$-
Interest capitalized on loans subject to the temporary payment moratorium	$-	$35,593
Financed sales of foreclosed real estate	$1,121	$-
Loans booked under the GNMA buy-back option	$19,944	$62,651
See notes to unaudited consolidated financial statements

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company organized under the laws of the Cayman Islands in 2021, OFG Reinsurance Ltd (“OFG Reinsurance”), and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), among other subsidiaries. OFG also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”) through which it issued trust preferred securities. Through its operating subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Operating results for the nine-months period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes.

Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation. For the nine-month period ended September 30, 2020, OFG recorded an immaterial correction in the statement of cash flows associated with the proceeds of mortgage loans held for sale. In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, OFG evaluated the materiality from quantitative and qualitative perspectives and concluded that were immaterial to OFG's prior period interim and annual consolidated financial statements.

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

Reference Rate Reform. In March 2020, the FASB issued guidance within ASU 2020-04, which provides accounting relief from the future impact of the cessation of LIBOR by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated resulting from such changes provided certain criteria are met. OFG has identified its LIBOR exposure, mainly concentrated within the commercial loan portfolio. LIBOR-based contracts that will be impacted by the cessation of LIBOR have been under review to ensure they contain adequate fallback language. The Bank has also been proactively working to transition to alternative reference rates (“ARR”) and/or fallback language in both existing as well as new contracts to prepare for the cessation of LIBOR. Furthermore, management has established a LIBOR transition team to lead OFG in the execution of its project plan and is monitoring the development and adoption of SOFR alternatives as well as other credit sensitive ARR and their liquidity in the market. The company is also working towards business and system readiness to originate SOFR based loans. Notwithstanding these efforts, OFG expects to use the optional expedients provided by ASU 2020-04 for contracts left unmodified.

As of September 30, 2021, OFG’s total LIBOR-based asset and liabilities exposure represents 5.9% of total consolidated assets, which consists of $491.8 million adjustable rate commercial loans, $42.8 million mortgage loans tied to variable rates, $28.9 million interest rate swaps, $26.2 million interest rate caps and $36.1 million in subordinated capital notes. The manner and impact of the transition from LIBOR to an ARR, as well as the effect of these developments on our loan portfolio, derivatives, asset-liability management, systems, processes, and business, is uncertain.

Amendments to SEC paragraphs pursuant to SEC final rules. On August 2021, OFG adopted ASU 2021-06, which updates certain SEC paragraphs in the Codification for two SEC final rules (No. 33-10786 and 33-10835) that address financial disclosures about acquired and disposed businesses and statistical disclosures for bank and savings and loan registrants. Our adoption of this standard did not have a material impact on our financial statements.

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

Issuer’s Accounting for Certain Modifications on Exchanges of Freestanding Equity-Classified Written Call Options. In May 2021, the FASB issued ASU 2021-04, which clarifies the accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after a modification or exchange and the related EPS effects of such transaction if recognized as an adjustment to equity. OFG does not expect to have a material impact by the adoption of this ASU.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of OFG’s restricted cash:

	September 30,	December 31,
	2021	2020
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Regulatory requirements	$-	$325
Obligations under agreement of loans sold with recourse	179	1,050
	$179	$1,375

As of December 31, 2020, cash of $325 thousand was held as the legal reserve required by the Puerto Rico’s Office of the Commissioner of Financial Institutions (“OCFI”) in connection with an international banking entity (“IBE”) unit license acquired in the Scotiabank Acquisition. This cash was released during the nine-month period ended September 30, 2021, as a result of the cancellation of this IBE license.

OFG has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At September 30, 2021 and December 31, 2020, OFG delivered as collateral cash amounting to approximately $179 thousand and $1.1 million, respectively.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered September 30, 2021 was $480.2 million (December 31, 2020 - $408.5 million). At September 30, 2021 and December 31, 2020, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2021 and December 31, 2020, money market instruments included as part of cash and cash equivalents amounted to $9.8 million and $11.9 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 5 to 10 years	$93,940	$3,219	$-	$97,159	1.95%
Due after 10 years	101,017	111	3,012	98,116	1.40%
Total FNMA and FHLMC certificates	194,957	3,330	3,012	195,275	1.67%
GNMA certificates
Due from 1 to 5 years	4,078	137	-	4,215	1.46%
Due from 5 to 10 years	38,961	1,133	-	40,094	1.77%
Due after 10 years	218,249	9,474	204	227,519	2.45%
Total GNMA certificates	261,288	10,744	204	271,828	2.33%
CMOs issued by US government-sponsored agencies
Due from 5 to 10 years	25,127	596	-	25,723	1.80%
Due after 10 years	1,878	24	-	1,902	4.05%
Total CMOs issued by US government-sponsored agencies	27,005	620	-	27,625	1.96%
Total mortgage-backed securities	483,250	14,694	3,216	494,728	2.04%
Investment securities
US Treasury securities
Due less than 1 year	10,738	137	-	10,875	1.49%
Total US Treasury securities	10,738	137	-	10,875	1.49%
Obligations of US government-sponsored agencies
Due less than 1 year	1,275	5	-	1,280	1.40%
Total Obligations of US government-sponsored agencies	1,275	5	-	1,280	1.40%
Other debt securities
Due less than 1 year	250	-	-	250	0.65%
Due from 1 to 5 years	1,937	37	-	1,974	5.31%
Total Other debt securities	2,187	37	-	2,224	4.78%
Total investment securities	14,200	179	-	14,379	1.99%
Total securities available for sale	$497,450	$14,873	$3,216	$509,107	2.04%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2021
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$375,214	$34	$3,421	$371,827	1.73%

Investment securities as of September 30, 2021 include $276.9 million pledged to secure government deposits, assets sold under agreements to repurchase, derivatives and regulatory collateral that the secured parties are not permitted to sell or repledge the collateral, of which $210.5 million serve as collateral for public funds.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2020
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due less than 1 year	$348	$16	$-	$364	1.77%
Due from 5 to 10 years	96,902	3,741	-	100,643	2.00%
Due after 10 years	108,945	1,029	32	109,942	1.58%
Total FNMA and FHLMC certificates	206,195	4,786	32	210,949	1.78%
GNMA certificates
Due from 1 to 5 years	469	3	-	472	1.83%
Due from 5 to 10 years	58,615	1,466	-	60,081	1.80%
Due after 10 years	115,388	7,009	178	122,219	2.42%
Total GNMA certificates	174,472	8,478	178	182,772	2.21%
CMOs issued by US government-sponsored agencies
Due from 5 to 10 years	32,220	793	-	33,013	1.78%
Due after 10 years	6,089	112	-	6,201	2.95%
Total CMOs issued by US government-sponsored agencies	38,309	905	-	39,214	1.96%
Total mortgage-backed securities	418,976	14,169	210	432,935	1.97%
Investment securities
US Treasury securities
Due less than 1 year	735	-	-	735	0.10%
Due from 1 to 5 years	10,005	243	-	10,248	1.59%
Total US Treasury securities	10,740	243	-	10,983	1.49%
Obligations of US government-sponsored agencies
Due from 1 to 5 years	1,585	21	-	1,606	1.39%
Total Obligations of US government-sponsored agencies	1,585	21	-	1,606	1.39%
Other debt securities
Due less than 1 year	251	-	-	251	0.65%
Due from 5 to 10 years	624	39	-	663	2.97%
Total Other debt securities	875	39	-	914	2.31%
Total investment securities	13,200	303	-	13,503	1.53%
Total securities available for sale	$432,176	$14,472	$210	$446,438	1.96%

Investment securities as of December 31, 2020 include $150.8 million pledged to secure government deposits, derivatives and regulatory collateral that the secured parties are not permitted to sell or repledge the collateral, of which $146.4 million serve as collateral for public funds.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average yield on debt securities available-for-sale is based on amortized cost; therefore, it does not give effect to changes in fair value.

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

At September 30, 2021 and December 31, 2020, most securities held by OFG are issued by U.S. government entities and agencies that have a zero-credit loss assumption.

At both September 30, 2021 and December 31, 2020, the Bank’s international banking entities held short-term US Treasury securities in the amount of $305 thousand and $325 thousand as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the OCFI.

During the nine-month periods ended September 30, 2021 and 2020, OFG retained securitized GNMA pools totaling $117.1 million and $46.2 million amortized cost, respectively, at a yield of 2.51% and 2.69%, from its own originations.

During the nine-month period ended September 30, 2020, OFG sold $316.3 million available-for-sale mortgage-backed securities and recognized a $4.7 million gain in the sale. There were no sales of securities during the nine-month period ended on September 30, 2021.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show OFG’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at September 30, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2021
	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$97,049	$3,012	$94,037
GNMA certificates	4,870	204	4,666
	$101,919	$3,216	$98,703

Held-to-maturity
FNMA and FHLMC certificates	$360,150	$3,421	$356,729

	December 31, 2020
	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$34,628	$32	$34,596
GNMA certificates	5,104	178	4,926
	$39,732	$210	$39,522

OFG had no investment securities in a continuous loss position for 12 months or more at September 30, 2021 or December 31, 2020.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - LOANS

OFG’s loan portfolio is composed of four segments, commercial, mortgage, consumer and auto. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio.

The composition of the amortized cost basis of OFG’s loan portfolio at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021			December 31, 2020
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)			(In thousands)
Commercial loans:
Commercial secured by real estate	$809,107	$210,538	$1,019,645	$807,284	$243,229	$1,050,513
Other commercial and industrial	722,859	29,016	751,875	647,444	39,931	687,375
Commercial Paycheck Protection Program (PPP Loans)	136,698	-	136,698	289,218	-	289,218
US commercial loans	422,838	-	422,838	374,904	-	374,904
	2,091,502	239,554	2,331,056	2,118,850	283,160	2,402,010
Mortgage	751,389	1,270,854	2,022,243	847,102	1,459,932	2,307,034
Consumer:
Personal loans	310,488	623	311,111	313,257	1,043	314,300
Credit lines	15,673	336	16,009	20,146	351	20,497
Credit cards	47,292	-	47,292	56,185	-	56,185
Overdraft	219	-	219	305	-	305
Auto	1,667,113	15,820	1,682,933	1,534,269	27,533	1,561,802
	2,040,785	16,779	2,057,564	1,924,162	28,927	1,953,089
	4,883,676	1,527,187	6,410,863	4,890,114	1,772,019	6,662,133
Allowance for credit losses	(138,874)	(41,998)	(180,872)	(161,015)	(43,794)	(204,809)
Total loans held for investment	4,744,802	1,485,189	6,229,991	4,729,099	1,728,225	6,457,324
Mortgage loans held for sale	35,031	-	35,031	41,654	-	41,654
Other loans held for sale	17,463	-	17,463	2,281	-	2,281
Total loans held for sale	52,494	-	52,494	43,935	-	43,935
Total loans, net	$4,797,296	$1,485,189	$6,282,485	$4,773,034	$1,728,225	$6,501,259

At September 30, 2021 and December 31, 2020, OFG had carrying balances of $87.1 million and $99.1 million, respectively, in loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, as part of the institutional commercial loan segment. The Bank’s loans to the Puerto Rico government amounting to $86.0 million and $98.0 million at September 30, 2021 and December 31, 2020, respectively, are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below present the aging of the amortized cost of loans held for investment at September 30, 2021 and December 31, 2020, by class of loans. Mortgage loans past due include $19.9 million and $56.2 million, respectively, of delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	September 30, 2021
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$2,745	$51	$8,630	$11,426	$797,681	$809,107	$-
Other commercial and industrial	662	463	962	2,087	857,470	859,557	-
US commercial loans	229	-	-	229	422,609	422,838	-
	3,636	514	9,592	13,742	2,077,760	2,091,502	-
Mortgage	8,364	6,877	62,860	78,101	673,288	751,389	3,078
Consumer
Personal loans	2,442	1,143	1,110	4,695	305,793	310,488	-
Credit lines	331	87	312	730	14,943	15,673	-
Credit cards	717	207	577	1,501	45,791	47,292	-
Overdraft	58	-	3	61	158	219	-
Auto	51,371	24,891	11,411	87,673	1,579,440	1,667,113	-
	54,919	26,328	13,413	94,660	1,946,125	2,040,785	-
Total loans	$66,919	$33,719	$85,865	$186,503	$4,697,173	$4,883,676	$3,078

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2020
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$2,781	$750	$17,862	$21,393	$785,891	$807,284	$-
Other commercial and industrial	1,674	234	4,695	6,603	930,059	936,662	-
US commercial loans	2,604	-	-	2,604	372,300	374,904	-
	7,059	984	22,557	30,600	2,088,250	2,118,850	-
Mortgage	8,475	15,100	102,291	125,866	721,236	847,102	3,974
Consumer
Personal loans	4,784	2,515	2,062	9,361	303,896	313,257	-
Credit lines	1,046	329	506	1,881	18,265	20,146	-
Credit cards	1,357	824	1,585	3,766	52,419	56,185	-
Overdraft	138	-	-	138	167	305	-
Auto	57,176	31,181	20,485	108,842	1,425,427	1,534,269	-
	64,501	34,849	24,638	123,988	1,800,174	1,924,162	-
Total loans	$80,035	$50,933	$149,486	$280,454	$4,609,660	$4,890,114	$3,974

Upon adoption of Current Expected Credit Losses accounting standard (“CECL”), OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the tables above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the amortized cost basis of loans on nonaccrual status as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Nonaccrual with	Nonaccrual with no		Nonaccrual with	Nonaccrual with no
	Allowance	Allowance		Allowance	Allowance
	for Credit Loss	for Credit Loss	Total	for Credit Loss	for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$6,906	$19,520	$26,426	$15,225	$21,462	$36,687
Other commercial and industrial	1,704	343	2,047	2,138	3,174	5,312
	8,610	19,863	28,473	17,363	24,636	41,999
Mortgage	20,112	22,280	42,392	25,683	17,747	43,430
Consumer
Personal loans	1,006	305	1,311	1,752	377	2,129
Personal lines of credit	312	-	312	509	-	509
Credit cards	577	-	577	1,586	-	1,586
Auto and leasing	12,054	1	12,055	20,766	-	20,766
	13,949	306	14,255	24,613	377	24,990
Total non-accrual loans	$42,671	$42,449	$85,120	$67,659	$42,760	$110,419

PCD:
Commercial
Commercial secured by real estate	$28,334	$7,319	$35,653	$31,338	$4,031	$35,369
Other commercial and industrial	1,103	42	1,145	1,102	-	1,102
	29,437	7,361	36,798	32,440	4,031	36,471
Mortgage	2,030	-	2,030	1,003	-	1,003
Consumer
Personal loans	-	-	-	1	-	1
	-	-	-	1	-	1
Total non-accrual loans	$31,467	$7,361	$38,828	$33,444	$4,031	$37,475
	$74,138	$49,810	$123,948	$101,103	$46,791	$147,894

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2021 and December 31, 2020, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $122.5 million and $113.9 million, respectively, as they were performing under their new terms.

Modifications

OFG offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure. The amount of outstanding commitments to lend additional funds to commercial borrowers whose terms have been modified in TDRs amounted to $2.1 million and $7.7 million at September 30, 2021 and December 31, 2020, respectively.

The following table presents the troubled-debt restructurings in all loan portfolios as of September 30, 2021 and December 31, 2020.

	September 30, 2021
				Related
	Accruing	Non-accruing	Total	Allowance
	(In thousands)
Commercial
Commercial secured by real estate	$11,285	$14,606	$25,891	$304
US commercial loans	7,156	-	7,156	176
Other commercial and industrial	3,038	337	3,375	46
	21,479	14,943	36,422	526
Mortgage	97,113	11,420	108,533	4,214
Consumer
Personal loans	3,662	201	3,863	182
Auto and leasing	246	22	268	17
	3,908	223	4,131	199
Total loans	$122,500	$26,586	$149,086	$4,939

	December 31, 2020
				Related
	Accruing	Non-accruing	Total	Allowance
	(In thousands)
Commercial
Commercial secured by real estate	$10,047	$16,609	$26,656	$223
US commercial loans	7,157	-	7,157	345
Other commercial and industrial	3,872	375	4,247	59
	21,076	16,984	38,060	627
Mortgage	87,539	11,202	98,741	4,882
Consumer
Personal loans	4,944	67	5,011	257
Auto and leasing	331	44	375	23
	5,275	111	5,386	280
Total loans	$113,890	$28,297	$142,187	$5,789

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the troubled-debt restructurings by loan portfolios and modification type as of September 30, 2021 and December 31, 2020.

	September 30, 2021
			Combination of reduction
	Reduction in	Maturity or term	in interest rate
	interest rate	extension	and extension of maturity	Forbearance	Total
	(In thousands)
Commercial
Commercial secured by real estate	$861	$1,289	$20,467	$3,274	$25,891
US commercial loans	7,156	-	-	-	7,156
Other commercial and industrial	693	2,123	529	30	3,375
	8,710	3,412	20,996	3,304	36,422
Mortgage	33,309	7,237	32,761	35,226	108,533
Consumer
Personal loans	1,789	312	1,528	234	3,863
Auto and leasing	77	-	31	160	268
	1,866	312	1,559	394	4,131
Total loans	$43,885	$10,961	$55,316	$38,924	$149,086

	December 31, 2020
			Combination of reduction
	Reduction in	Maturity or term	in interest rate
	interest rate	extension	and extension of maturity	Forbearance	Total
	(In thousands)
Commercial
Commercial secured by real estate	$740	$3,926	$21,990	$-	$26,656
US commercial loans	7,157	-	-	-	7,157
Other commercial and industrial	718	2,960	569	-	4,247
	8,615	6,886	22,559	-	38,060
Mortgage	27,593	6,271	29,734	35,143	98,741
Consumer
Personal loans	2,315	407	1,896	393	5,011
Auto and leasing	38	-	38	299	375
	2,353	407	1,934	692	5,386
Total loans	$38,561	$13,564	$54,227	$35,835	$142,187

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TDRs disclosed above were not related to Covid-19 modifications. Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an option to elect to not account for certain loan modifications related to Covid-19 as TDRs as long as the borrowers were not more than 30 days past due as of both December 31, 2019 and at the time of implementation of the modification program, and the borrowers met other applicable criteria. As of September 30, 2021 and December 31, 2020 there were $46.5 million and $95.7 million, respectively, of loans deferred as a result of the Covid-19 pandemic that were not classified as a TDR, which consist of commercial loans in the hospitality industry and FHA and VA insured mortgage loans.

Upon adoption of CECL, Oriental elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the table above.

Loan modifications that are considered TDR loans completed during the quarters and nine-month periods ended September 30, 2021 and 2020 were as follows:

	Quarter Ended September 30, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	40	$5,691	4.52%	349	$5,845	3.52%	350
Consumer	5	77	16.64%	67	77	12.19%	81
Auto	1	22	6.75%	84	22	6.00%	48

	Nine-Month Period Ended September 30, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	110	$14,352	4.29%	321	$14,305	3.57%	346
Commercial	3	1,176	4.72%	157	1,085	5.95%	60
Consumer	14	232	13.97%	69	233	10.40%	77
Auto	9	148	8.70%	72	148	9.35%	49

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	22	2,438	4.98%	286	2,268	4.36%	285
Consumer	1	150	5.50%	12	150	8.00%	36
Consumer	2	32	13.68%	68	32	10.61%	68
Auto	29	187	10.63%	76	187	10.87%	73

	Nine-Month Period Ended September 30, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	51	$5,982	5.04%	327	$5,736	4.34%	329
Commercial	3	581	6.71%	57	581	7.03%	135
Consumer	20	284	13.11%	67	289	10.63%	78
Auto	31	217	10.88%	74	219	11.02%	71

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended September 30, 2021 and 2020:

	Twelve month period ended September 30,
	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	23	$2,569	17	$2,394
Commercial	-	$-	1	$84
Consumer	2	$24	50	$627

As of September 30, 2021, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $24.6 million. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through the territories’ courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

Collateral-dependent Loans

The table below present the amortized cost of collateral-dependent loans held for investment at September 30, 2021 and December 31, 2020, by class of loans.

	September 30, 2021	December 31, 2020
	(In thousands)
Commercial loans:
Commercial secured by real estate	$10,439	$29,279

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2021 and based on the most recent analysis performed, the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans						Revolving
	Amortized Cost Basis by Origination Year						Loans
							Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$80,537	$121,695	$95,742	$102,357	$56,184	$196,155	$37,427	$690,097
Special Mention	662	637	51,735	3,964	12,212	4,327	2,195	75,732
Substandard	832	10,703	57	870	8,259	20,447	1,343	42,511
Doubtful	-	-	-	-	-	23	744	767
Loss	-	-	-	-	-	-	-	-
Total commercial secured by real estate	82,031	133,035	147,534	107,191	76,655	220,952	41,709	809,107
Other commercial and industrial:
Loan grade:
Pass	291,626	105,885	51,320	61,434	10,038	6,299	319,053	845,655
Special Mention	21	66	7,542	155	14	-	3,936	11,734
Substandard	405	21	209	421	70	26	961	2,113
Doubtful	-	-	-	-	-	-	55	55
Loss	-	-	-	-	-	-	-	-
Total other commercial and industrial:	292,052	105,972	59,071	62,010	10,122	6,325	324,005	859,557
US commercial loans:
Loan grade:
Pass	83,239	61,198	47,191	55,605	-	-	130,408	377,641
Special Mention	-	-	1,516	26,849	-	-	-	28,365
Substandard	-	7,156	-	9,676	-	-	-	16,832
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total US commercial loans:	83,239	68,354	48,707	92,130	-	-	130,408	422,838
Total commercial loans	$457,322	$307,361	$255,312	$261,331	$86,777	$227,277	$496,122	$2,091,502

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

At September 30, 2021 and December 31, 2020, the balance of revolving loans converted to term loans was $17.8 million and $21.0 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables presents the amortized cost in mortgage and consumer loans based on payment activity as of September 30, 2021:

								Revolving Loans
	Term Loans						Revolving	Converted to
	Amortized Cost Basis by Origination Year						Loans	Term Loans
							Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
	(In thousands)
Mortgage:
Payment performance:
Performing	$15,422	$16,534	$15,722	$19,934	$25,483	$606,682	$-	$-	$699,777
Nonperforming	-	126	329	315	1,890	48,952	-	-	51,612
Total mortgage loans:	15,422	16,660	16,051	20,249	27,373	655,634	-	-	751,389
Consumer:
Personal loans:
Payment performance:
Performing	106,438	63,963	77,261	36,185	15,855	9,475	-	-	309,177
Nonperforming	187	149	318	207	43	407	-	-	1,311
Total personal loans	106,625	64,112	77,579	36,392	15,898	9,882	-	-	310,488
Credit lines:
Payment performance:
Performing	-	-	-	-	-	-	15,361	-	15,361
Nonperforming	-	-	-	-	-	-	312	-	312
Total credit lines	-	-	-	-	-	-	15,673	-	15,673
Credit cards:
Payment performance:
Performing	-	-	-	-	-	-	46,715	-	46,715
Nonperforming	-	-	-	-	-	-	577	-	577
Total credit cards	-	-	-	-	-	-	47,292	-	47,292
Overdrafts:
Payment performance:
Performing	-	-	-	-	-	-	219	-	219
Nonperforming	-	-	-	-	-	-	-	-	-
Total overdrafts	-	-	-	-	-	-	219	-	219
Total consumer loans	106,625	64,112	77,579	36,392	15,898	9,882	63,184	-	373,672
Total mortgage and consumer loans	$122,047	$80,772	$93,630	$56,641	$43,271	$665,516	$63,184	$-	$1,125,061

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables presents the amortized cost in mortgage and consumer loans based on payment activity as of December 31, 2020:

								Revolving Loans
	Term Loans						Revolving	Converted to
	Amortized Cost Basis by Origination Year						Loans	Term Loans
							Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
	(In thousands)
Mortgage:
Payment performance:
Performing	$14,842	$20,516	$27,359	$33,088	$38,637	$664,941	$-	$-	$799,383
Nonperforming	-	347	722	894	950	44,806	-	-	47,719
Total mortgage loans:	14,842	20,863	28,081	33,982	39,587	709,747	-	-	847,102
Consumer:
Personal loans:
Payment performance:
Performing	88,653	115,295	58,009	28,424	13,565	7,181	-	-	311,127
Nonperforming	201	591	492	318	134	394	-	-	2,130
Total personal loans	88,854	115,886	58,501	28,742	13,699	7,575	-	-	313,257
Credit lines:
Payment performance:
Performing	-	-	-	-	-	-	19,635	-	19,635
Nonperforming	-	-	-	-	-	-	511	-	511
Total credit lines	-	-	-	-	-	-	20,146	-	20,146
Credit cards:
Payment performance:
Performing	-	-	-	-	-	-	54,599	-	54,599
Nonperforming	-	-	-	-	-	-	1,586	-	1,586
Total credit cards	-	-	-	-	-	-	56,185	-	56,185
Overdrafts:
Payment performance:
Performing	-	-	-	-	-	-	305	-	305
Nonperforming	-	-	-	-	-	-	-	-	-
Total overdrafts	-	-	-	-	-	-	305	-	305
Total consumer loans	88,854	115,886	58,501	28,742	13,699	7,575	76,636	-	389,893
Total mortgage and consumer loans	$103,696	$136,749	$86,582	$62,724	$53,286	$717,322	$76,636	$-	$1,236,995

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG evaluates credit quality for auto loans and leases based on FICO score. The following table presents the amortized cost in auto loans and leases based on their most recent FICO score as of September 30, 2021 and December 31, 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
	As of September 30, 2021

	2021	2020	2019	2018	2017	Prior	Total
	(In thousands)
Auto:
FICO score:
1-660	121,947	100,243	86,861	73,485	41,998	28,836	453,370
661-699	99,168	80,757	53,171	36,727	19,139	13,347	302,309
700+	186,415	183,076	199,477	145,310	70,449	48,066	832,793
No FICO	25,113	14,053	18,215	11,050	6,119	4,091	78,641
Total auto:	$432,643	$378,129	$357,724	$266,572	$137,705	$94,340	$1,667,113

	Term Loans
	Amortized Cost Basis by Origination Year
	As of December 31, 2020

	2020	2019	2018	2017	2016	Prior	Total
	(In thousands)
Auto:
FICO score:
1-660	121,878	112,476	97,725	56,935	30,307	22,360	441,681
661-699	84,673	68,698	44,633	23,308	13,571	9,031	243,914
700+	173,834	214,287	164,205	85,743	45,947	32,177	716,193
No FICO	21,512	42,597	33,305	18,127	9,656	7,284	132,481
Total auto:	$401,897	$438,058	$339,868	$184,113	$99,481	$70,852	$1,534,269

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

At September 30, 2021, OFG used a probability weighted scenario approach using Moody’s Economic Forecast Scenarios as it is expected that Puerto Rico’s economic performance should be close to the baseline scenario, and to a lesser extent to the S3 (pessimistic) scenario. In addition, the allowance for credit losses at September 30, 2021 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models such as commercial loans concentrated in certain industries. There are still many unknowns including the duration of the impact of Covid-19 on the economy and the results of the government fiscal and monetary actions.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the activity in OFG’s allowance for credit losses by segment for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended September 30, 2021
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$43,523	$16,368	$19,065	$69,358	$148,314
(Recapture) provision for credit losses	(3,323)	240	259	676	(2,148)
Charge-offs	(7,518)	(160)	(2,370)	(4,989)	(15,037)
Recoveries	558	419	894	5,874	7,745
Balance at end of period	$33,240	$16,867	$17,848	$70,919	$138,874
PCD:
Balance at beginning of period	$12,756	$30,108	$38	$501	$43,403
(Recapture) provision for credit losses	(2,838)	649	(220)	(237)	(2,646)
Charge-offs	(68)	(1,008)	-	(124)	(1,200)
Recoveries	1,316	641	219	265	2,441
Balance at end of period	$11,166	$30,390	$37	$405	$41,998
Total allowance for credit losses at end of period	$44,406	$47,257	$17,885	$71,324	$180,872

	Nine-Month Period Ended September 30, 2021
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$45,779	$19,687	$25,253	$70,296	$161,015
(Recapture) provision for credit losses	(6,284)	(2,831)	174	2,177	(6,764)
Charge-offs	(8,238)	(1,216)	(9,736)	(19,242)	(38,432)
Recoveries	1,983	1,227	2,157	17,688	23,055
Balance at end of period	$33,240	$16,867	$17,848	$70,919	$138,874
PCD:
Balance at beginning of period	$16,405	$26,389	$57	$943	$43,794
(Recapture) provision for credit losses	(7,304)	8,370	(272)	(694)	100
Charge-offs	(118)	(5,340)	(22)	(806)	(6,286)
Recoveries	2,183	971	274	962	4,390
Balance at end of period	$11,166	$30,390	$37	$405	$41,998
Total allowance for credit losses at end of period	$44,406	$47,257	$17,885	$71,324	$180,872

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter ended September 30, 2020
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$43,011	$19,973	$31,954	$56,569	$151,507
(Recapture) Provision for credit losses	(1,771)	(564)	(378)	16,071	13,358
Charge-offs	(298)	(56)	(5,114)	(10,123)	(15,591)
Recoveries	253	269	663	5,950	7,135
Balance at end of period	$41,195	$19,622	$27,125	$68,467	$156,409
PCD:
Balance at beginning of period	$48,913	$30,920	$169	$1,192	$81,194
Provision (recapture) for credit losses	(1,262)	1,077	-	9	(176)
Charge-offs	(293)	(1,677)	(61)	(474)	(2,505)
Recoveries	91	89	-	211	391
Balance at end of period	$47,449	$30,409	$108	$938	$78,904
Total allowance for loan and lease losses at end of period	$88,644	$50,031	$27,233	$69,405	$235,313

	Nine-Month Period Ended September 30, 2020
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$25,993	$8,727	$18,446	$31,878	$85,044
Impact of ASC 326 adoption	3,562	10,980	8,418	16,238	39,198
Provision for credit losses	13,799	47	13,827	43,261	70,934
Charge-offs	(4,566)	(659)	(15,316)	(36,476)	(57,017)
Recoveries	2,407	527	1,750	13,566	18,250
Balance at end of period	$41,195	$19,622	$27,125	$68,467	$156,409
PCD:
Balance at beginning of period	$8,893	$21,655	$-	$947	$31,495
Impact of ASC 326 adoption	42,143	7,830	181	368	50,522
(Recapture) provision for credit losses	(1,303)	9,131	356	289	8,473
Charge-offs	(3,036)	(8,998)	(521)	(1,449)	(14,004)
Recoveries	752	791	92	783	2,418
Balance at end of period	$47,449	$30,409	$108	$938	$78,904
Total allowance for loan and lease losses at end of period	$88,644	$50,031	$27,233	$69,405	$235,313

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(In thousands)

Balance at beginning of period	$15,093	$24,792	$11,596	$29,909
Additions	4,842	613	14,386	2,560
Sales	(5,978)	(5,209)	(11,499)	(11,250)
Decline in value	(53)	(740)	(579)	(1,763)
Balance at end of period	$13,904	$19,456	$13,904	$19,456

NOTE 7 - SERVICING ASSETS

At September 30, 2021, the servicing asset amounted to $48.2 million ($47.3 million — December 31, 2020) related to mortgage servicing rights. The impact of Covid-19 has been considered in the fair value for quarter and nine-month period ended September 30, 2021.

The following table presents the changes in servicing rights measured using the fair value method for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Fair value at beginning of period	$47,712	$47,926	$47,295	$50,779
Servicing from mortgage securitizations or asset transfers	1,339	656	4,782	1,236
Changes due to payments on loans[1]	(1,740)	(1,365)	(5,109)	(2,810)
Changes in fair value due to changes in valuation model inputs or assumptions	916	25	1,259	(1,963)
Fair value at end of period	$48,227	$47,242	$48,227	$47,242
[1] Represents changes due to collection/realization of expected cash flows over time.

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the nine-month periods ended September 30, 2021 and 2020:

	Nine-Month Period Ended September 30,
	2021	2020
Constant prepayment rate	4.37% - 21.09%	5.02% - 25.8%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

September 30, 2021
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$48,227
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$1,059
Decrease in fair value due to 20% adverse change	$(1,021)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,139)
Decrease in fair value due to 20% adverse change	$(4,116)

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarters ended September 30, 2021 and 2020 totaled $5.4 million and $4.5 million, respectively. Servicing fees on mortgage loans for the nine-months periods ended September 30, 2021 and 2020 totaled $15.9 million and $13.4 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — DERIVATIVES

The following table presents OFG’s derivatives at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(In thousands)
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$1,136	$1,712

Interest Rate Swaps

OFG enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix OFG’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These swaps are designated as cash flow hedges for the forecasted wholesale borrowing transactions and are properly documented as such; and therefore, these swaps qualify for cash flow hedge accounting. Any gain or loss associated with the effective portion of the cash flow hedges is recognized in other comprehensive income and is subsequently reclassified into operations in the period during which the hedged forecasted transactions affect earnings. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, OFG does not expect to reclassify any amount included in other comprehensive income related to these interest rate swaps to operations in the next twelve months.

The following table shows a summary of these swaps and their terms at September 30, 2021:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$28,933	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$28,933

Accumulated unrealized losses of $1.1 million and $1.7 million were recognized in accumulated other comprehensive income related to the valuation of these swaps at September 30, 2021 and December 31, 2020, respectively, and the related liability is being reflected in the consolidated statements of financial condition.

Interest Rate Caps

OFG has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, OFG simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of September 30, 2021 and December 31, 2020, the outstanding total notional amount of interest rate caps was $26.2 million and $40.4 million, respectively. At both September 30, 2021 and December 31, 2020, the interest rate caps sold to clients represented a liability with zero value. At both September 30, 2021 and December 31, 2020, the interest rate caps purchased as mirror-images represented an asset of zero value.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2021 and December 31, 2020, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment (refer to Note 24 for the definition of OFG’s reportable business segments). There were no changes in the carrying amount of goodwill as of September 30, 2021 and December 31, 2020.

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

OFG performed its annual impairment review of goodwill during the fourth quarter of 2020 using October 31, 2020, respectively, as the annual evaluation date and concluded that there was no impairment at 2020. There were no additional events that caused OFG to perform interim testing during the nine-month period ended September 30, 2021.

The following table reflects the components of other intangible assets subject to amortization at September 30, 2021 and December 31, 2020:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
	(In thousands)
September 30, 2021
Core deposit intangibles	$51,402	$21,934	$29,468
Customer relationship intangibles	17,753	8,819	8,934
Other intangibles	567	424	143
Total other intangible assets	$69,722	$31,177	$38,545
December 31, 2020
Core deposit intangibles	$51,402	$16,419	$34,983
Customer relationship intangibles	17,753	7,124	10,629
Other intangibles	567	283	284
Total other intangible assets	$69,722	$23,826	$45,896

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

Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended September 30, 2021 and 2020 was $2.5 million and $2.8 million, respectively. Amortization of other intangible assets for the nine-month periods ended September 30, 2021 and 2020 was $7.4 million and $8.3 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2021	$9,802
2022	8,501
2023	6,898
2024	5,913
2025	4,927
Thereafter	9,855

NOTE 10 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at September 30, 2021 and December 31, 2020 consists of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Loans	$55,069	$64,465
Investments	1,746	1,082
	$56,815	$65,547

OFG estimates expected credit losses on accrued interest receivable for loans that participated in the Covid-19 deferral programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At September 30, 2021 and December 31, 2020, the allowance for credit losses for accrued interest receivable for loans that participated in the Covid-19 deferral programs amounted to $342 thousand and $711 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.

Other assets at September 30, 2021 and December 31, 2020 consist of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Prepaid expenses	$65,024	$61,332
Other repossessed assets	1,528	1,816
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	84,581	78,845
	$152,216	$143,076

Prepaid expenses amounting to $65.0 million at September 30, 2021, include prepaid municipal, property and income taxes aggregating to $56.8 million. At December 31, 2020 prepaid expenses amounted to $61.3 million, including prepaid municipal, property and income taxes aggregating to $54.3 million.

Other repossessed assets totaled $1.5 million and $1.8 million at September 30, 2021 and December 31, 2020, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Non-interest bearing demand deposits	$2,695,993	$2,259,048
Interest-bearing savings and demand deposits	5,213,342	4,274,586
Retail certificates of deposit	1,087,160	1,540,406
Institutional certificates of deposit	236,528	292,485
Total core deposits	9,233,023	8,366,525
Brokered deposits	11,366	49,115
Total deposits	$9,244,389	$8,415,640

Brokered deposits include $11.4 million in certificates of deposits at September 30, 2021, and $25.0 million in certificates of deposits and $24.1 million in money market accounts at December 31, 2020. During the nine-month period ended on September 30, 2021, money market accounts were reclassified from brokered deposits to interest-bearing savings accounts as a result of an FDIC exemption from the brokered deposit definition. At September 30, 2021, these money market accounts amounted to $23.3 million.

At September 30, 2021 and December 31, 2020, the aggregate amount of uninsured deposits was $3.896 billion and $3.179 billion, respectively.

The weighted average interest rate of OFG’s deposits was 0.54% and 0.80%, respectively, at September 30, 2021 and December 31, 2020. Interest expense for the quarters and nine-month periods ended September 30, 2021 and 2020 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Demand and savings deposits	$5,767	$6,320	$18,347	$19,528
Certificates of deposit	2,924	8,300	12,828	27,157
	$8,691	$14,620	$31,175	$46,685

At September 30, 2021 and December 31, 2020, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $413.7 million and $628.4 million, respectively.

At September 30, 2021 and December 31, 2020, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $281.7 million and $218.9 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $290.7 million and $242.8 million at September 30, 2021 and December 31, 2020, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding accrued interest of approximately $731 thousand and $1.5 million, the scheduled maturities and uninsured amount of certificates of deposit at September 30, 2021 and December 31, 2020 are as follows:

September 30, 2021	Period-end	Uninsured
	amount	amount
	(In thousands)
Within one year:
Three months or less	$260,058	$30,995
Over 3 months through 6 months	169,483	26,898
Over 6 months through 1 year	291,306	49,311
	720,847	107,204
Over 1 through 2 years	341,319	59,694
Over 2 through 3 years	125,072	27,930
Over 3 through 4 years	74,835	20,121
Over 4 through 5 years	70,841	13,365
Over 5 years	1,409	-
	$1,334,323	$228,314

December 31, 2020	Period-end	Uninsured
	amount	amount
	(In thousands)
Within one year:
Three months or less	$379,563	$51,172
Over 3 months through 6 months	403,873	79,297
Over 6 months through 1 year	401,244	82,070
	1,184,680	212,539
Over 1 through 2 years	328,336	52,263
Over 2 through 3 years	177,701	37,351
Over 3 through 4 years	75,094	16,412
Over 4 through 5 years	84,390	23,799
Over 5 years	6,199	3,500
	$1,856,400	$345,864

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $475 thousand and $1.1 million as of September 30, 2021 and December 31, 2020, respectively.

NOTE 12— BORROWINGS AND RELATED INTEREST

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2021 and December 31, 2020, these advances were secured by mortgage and commercial loans amounting to $762.9 million and $1.159 billion, respectively. Also, at September 30, 2021 and December 31, 2020, OFG had an additional borrowing capacity with the FHLB-NY of $700 million and $814 million, respectively. At September 30, 2021 and December 31, 2020, the weighted average remaining maturity of FHLB’s advances was 13.4 months and 18.2 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of September 30, 2021.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $91 thousand and $96 thousand at September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 0.35% (December 31, 2020 - 0.34%)	$28,933	$30,259
Long-term fixed-rate advances from FHLB, with a weighted average interest rate from 2.92% to 3.24% (December 31, 2020 - from 2.92% to 3.24% )	33,535	35,206
	$62,468	$65,465

Advances from FHLB mature as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
Under 90 days	$28,933	$30,259
Over one to three years	29,396	30,972
Over three to five years	4,139	4,234
	$62,468	$65,465

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at September 30, 2021 and December 31, 2020.

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

The following table presents the potential effect of rights of set-off associated with OFG’s recognized financial liabilities at September 30, 2021 and December 31, 2020:

September 30, 2021
Gross Amounts Not Offset in the Statement of Financial Condition
Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
(In thousands)
Derivatives	$1,136	$-	$1,136	$-	$-	$1,136
Total	$1,136	$-	$1,136	$-	$-	$1,136

December 31, 2020
Gross Amounts Not Offset in the Statement of Financial Condition
Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
(In thousands)
Derivatives	$1,712	$-	$1,712	$-	-	$1,712
Total	$1,712	$-	$1,712	$-	$-	$1,712

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG also has operations in the United States mainland through its wholly owned subsidiary, OPC, a retirement plan administrator based in Florida. In October 2017, OFG expanded its operations in the United States through the Bank’s wholly owned subsidiary, OFG USA. In addition, in March 2019, OFG incorporated in Delaware OFG Ventures, a limited liability company, which will hold new investments; and, on December 31, 2019, OFG established a new branch in USVI acquired as a result of the Scotiabank Acquisition. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branch is subject to the federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OPC is subject to Florida state taxes, OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri.

At September 30, 2021 and December 31, 2020, OFG’s net deferred tax asset amounted to $128.7 million and $162.5 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is mainly dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset is deductible, management believes it is more likely than not that OFG will realize the deferred tax asset, net of the existing valuation allowances recorded at September 30, 2021 and December 31, 2020. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate lower than the statutory rate for the nine-month periods ended September 30, 2021 and 2020 of 32.0% and 21.4%, respectively; the increase is associated with a higher proportion of exempt income and income taxed at preferential rates in the previous year. The estimated annual effective tax rate was 32.8%, however, the current effective tax rate was 32.0% due to a discrete tax windfall on stock awards and other true up adjustments. The current effective tax rate was lower than statutory tax rates mainly due to the exempt income.

OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At September 30, 2021 and December 31, 2020, unrecognized tax benefits amounted to $780 thousand and $728 thousand, respectively.

Income tax expense for the quarters ended September 30, 2021 and 2020, was $19.6 million and $6.3 million, respectively. Income tax expense for the nine-month periods ended September 30, 2021 and 2020, was $53.1 million and $13.9 million, respectively.

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

As of September 30, 2021 and December 31, 2020, OFG and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2021 and December 31, 2020, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG’s and the Bank’s actual capital amounts and ratios as of September 30, 2021 and December 31, 2020 are as follows:

			Minimum Capital
			Requirement (including		Minimum to be Well
	Actual		capital conservation buffer)		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of September 30, 2021
Total capital to risk-weighted assets	$1,053,185	15.28%	$723,792	10.50%	$689,325	10.00%
Tier 1 capital to risk-weighted assets	$966,885	14.03%	$585,927	8.50%	$551,460	8.00%
Common equity tier 1 capital to risk-weighted assets	$931,885	13.52%	$482,528	7.00%	$448,062	6.50%
Tier 1 capital to average total assets	$966,885	9.33%	$414,708	4.00%	$518,384	5.00%
As of December 31, 2020
Total capital to risk-weighted assets	$1,096,766	16.04%	$717,974	10.50%	$683,785	10.00%
Tier 1 capital to risk-weighted assets	$1,010,945	14.78%	$581,217	8.50%	$547,028	8.00%
Common equity tier 1 capital to risk-weighted assets	$894,075	13.08%	$478,649	7.00%	$444,460	6.50%
Tier 1 capital to average total assets	$1,010,945	10.30%	$392,424	4.00%	$490,530	5.00%

			Minimum Capital
			Requirement (including		Minimum to be Well
	Actual		capital conservation buffer)		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2021
Total capital to risk-weighted assets	$1,007,817	14.70%	$719,898	10.50%	$685,617	10.00%
Tier 1 capital to risk-weighted assets	$921,975	13.45%	$582,774	8.50%	$548,493	8.00%
Common equity tier 1 capital to risk-weighted assets	$921,975	13.45%	$479,932	7.00%	$445,651	6.50%
Tier 1 capital to average total assets	$921,975	8.96%	$411,478	4.00%	$514,348	5.00%
As of December 31, 2020
Total capital to risk-weighted assets	$1,044,275	15.32%	$714,480	10.50%	$680,457	10.00%
Tier 1 capital to risk-weighted assets	$786,731	14.06%	$578,388	8.50%	$544,366	8.00%
Common equity tier 1 capital to risk-weighted assets	$956,845	14.06%	$476,320	7.00%	$442,297	6.50%
Tier 1 capital to average total assets	$956,845	9.81%	$390,304	4.00%	$487,879	5.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

In July 2021, OFG redeemed all of its outstanding Series D preferred stock and, on April 30, 2021, redeemed all of its outstanding Series A and Series B preferred stock at a redemption price of $25.00 per share. As a result of such redemptions, OFG no longer has any outstanding preferred stock. As of December 31, 2020 preferred stock amounted to $92.0 million. At both September 30, 2021 and December 31, 2020, common stock amounted to $59.9 million.

Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of December 31, 2020, accumulated preferred stock issuance costs charged against additional paid in capital amounted to $10.1 million. At both September 30, 2021 and December 31, 2020, accumulated common stock issuance costs charged against additional paid in capital amounted to $13.6 million.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At September 30, 2021 and December 31, 2020, the Bank’s legal surplus amounted to $114.5 million and $103.3 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

On July 2021, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase an additional $50.0 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by OFG as treasury shares. During the nine-month period ended September 30, 2021, OFG repurchased 1,684,921 shares under this program for a total of $40.2 million, at an average price of $23.83 per share. During the nine-month period ended September 30, 2020, Oriental purchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share.

At September 30, 2021 the number of shares that may yet be purchased under the $50 million program is estimated at 390,652 and was calculated by dividing the remaining balance of $9.9 million by $25.22 (closing price of OFG’s common stock at September 30, 2021).

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in connection with common shares held in treasury by OFG for the nine-months period ended September 30, 2021 and 2020 is set forth below:

	Nine-Month Period Ended September 30,
	2021		2020
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	$8,498,163	$102,949	8,486,278	$102,339
Common shares used upon lapse of restricted stock units and options	(275,086)	(2,248)	(120,630)	(1,470)
Common shares repurchased as part of the stock repurchase program	1,684,921	40,161	175,000	2,226
End of period	$9,907,998	$140,862	8,540,648	$103,095

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of September 30, 2021 and December 31, 2020 consisted of:

	September 30,	December 31,
	2021	2020
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$11,657	$14,262
Income tax effect of unrealized gain on securities available-for-sale	(2,327)	(2,170)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	9,330	12,092
Unrealized loss on cash flow hedges	(1,136)	(1,711)
Income tax effect of unrealized loss on cash flow hedges	426	641
Net unrealized loss on cash flow hedges	(710)	(1,070)
Accumulated other comprehensive income, net of income taxes	$8,620	$11,022

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended September 30,
	2021			2020
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	Securities	cash flow	comprehensive	Securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$8,408	$(808)	$7,600	$8,885	$(1,297)	$7,588
Other comprehensive income (loss) before reclassifications	920	(352)	568	566	(363)	203
Amounts reclassified out of accumulated other comprehensive income	2	450	452	1	476	477
Other comprehensive income	922	98	1,020	567	113	680
Ending balance	$9,330	$(710)	$8,620	$9,452	$(1,184)	$8,268

	Nine-Month Period Ended September 30,
	2021			2020
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	Securities	cash flow	comprehensive	Securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$12,092	$(1,070)	$11,022	$(441)	$(567)	$(1,008)
Other comprehensive (loss) income before reclassifications	(2,767)	(1,001)	(3,768)	5,165	(2,142)	3,023
Amounts reclassified out of accumulated other comprehensive income	5	1,361	1,366	4,728	1,525	6,253
Other comprehensive (loss) income	(2,762)	360	(2,402)	9,893	(617)	9,276
Ending balance	$9,330	$(710)	$8,620	$9,452	$(1,184)	$8,268

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Quarter Ended September 30,
	2021	2020
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$450	$476	Net interest expense
Available-for-sale securities:
Gain on sale of investments	-	-	Net gain on sale of securities
Tax effect from changes in tax rates	2	1	Income tax expense
	$452	$477

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Nine-Month Period Ended September 30,
	2021	2020
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,361	$1,525	Net interest expense
Available-for-sale securities:
Gain on sale of investments	-	4,728	Net gain on sale of securities
Tax effect from changes in tax rates	5	1	Income tax expense
	$1,366	$6,254

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2021 and 2020 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income	$41,671	$27,438	$112,871	$51,026
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	-	(1,628)	(1,255)	(4,884)
Income available to common shareholders	$41,671	$25,810	$111,616	$46,142

Average common shares outstanding	$51,063	$51,342	$51,364	$51,361
Effect of dilutive securities:
Average potential common shares-options	453	185	384	202
Total weighted average common shares outstanding and equivalents	$51,516	$51,527	$51,748	$51,563
Earnings per common share - basic	$0.82	$0.50	$2.18	$0.90
Earnings per common share - diluted	$0.81	$0.50	$2.15	$0.89

For the quarter ended September 30, 2020, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 132. For the quarter ended September 30, 2021, there were no weighted-average stock options with an anti-dilutive effect on earnings per share. For the nine-month periods ended September 30, 2021 and 2020, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 3,075 and 8,105, respectively.

NOTE 19 – GUARANTEES

At September 30, 2021 and December 31, 2020, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit was $33.9 million and $19.5 million, respectively.

OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At September 30, 2021 and December 31, 2020, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $124.9 million and $135.3 million, respectively.

The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2021 and 2020.

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Balance at beginning of period	$205	$894	$218	$985
Net (charge-offs/terminations) recoveries	86	(18)	73	(109)
Balance at end of period	$291	$876	$291	$876

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended September 30, 2021 and 2020, OFG repurchased $517 thousand and $1 thousand, respectively, in mortgage loans subject to credit recourse. During the nine-month periods ended September 30, 2021 and 2020, Oriental repurchased $2.4 million and $481 thousand, respectively, in mortgage loans subject to credit recourse. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At September 30, 2021, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $291 thousand (December 31, 2020– $218 thousand).

When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended September 30, 2021, OFG repurchased $8.8 million (September 30, 2020 – $9.6 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. During the nine-month period ended September 30, 2021, Oriental repurchased $31.4 million (September 30, 2020 – $18.2 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. At September 30, 2021 and December 31, 2020, OFG had $4.0 million and $2.6 million, respectively, liability for the estimated credit losses related to these loans.

During the quarters ended September 30, 2021 and 2020, OFG recognized $85 thousand and $57 thousand in losses, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $728 thousand in losses and $892 thousand in gain, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the nine-month periods ended September 30, 2021 and 2020, Oriental recognized $153 thousand and $1 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $3.5 million and $1.2 million, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2021, OFG serviced $5.6 billion (December 31, 2020 - $5.4 billion) in mortgage loans for third parties. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At September 30, 2021, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $16.8 million (December 31, 2020 - $20.7 million). To the extent the mortgage loans underlying OFG's servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
Commitments to extend credit	$1,297,736	$1,133,503
Commercial letters of credit	1,700	225

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

At September 30, 2021 and December 31, 2020, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2021 and December 31, 2020, is as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
Standby letters of credit and financial guarantees	$33,853	$19,476
Loans sold with recourse	124,860	135,252

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

On January 1, 2020, OFG adopted CECL, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of expected credit losses inherent in all financial assets measured at amortized cost and off-balance-sheet credit exposures. At September 30, 2021 and December 31, 2020, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit and stand by letters of credit amounted to $1.2 million and $1.1 million, respectively, and is included in other liabilities in the statement of financial condition.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2021 and December 31, 2020, OFG maintained other non-credit commitments amounting to $10.1 million and $9.0 million, respectively, primarily for the acquisition of other investments.

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

In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At September 30, 2021 and December 31, 2020, this accrued liability amounted to $5.6 million and $8.1 million, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

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

NOTE 21— OPERATING LEASES

Substantially all leases in which OFG is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2038. OFG’s leases do not contain residual value guarantees or variable lease payments. All leases are classified as operating leases and are included on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. OFG leases to others certain space in its principal offices for terms extending through 2022; and all are operating leases.

Operating Lease Cost

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020	Statement of Operations Classification
	(In thousands)
Lease costs	$2,590	$3,260	$8,814	$10,148	Occupancy and equipment
Variable lease costs	348	459	1,336	1,630	Occupancy and equipment
Short-term lease cost	414	358	560	386	Occupancy and equipment
Lease income	(110)	(125)	(342)	(374)	Occupancy and equipment
Total lease cost	$3,242	$3,952	$10,368	$11,790

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Lease Assets and Liabilities

	September 30,	December 31
	2021	2020	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$30,625	$31,383	Operating lease right-of-use assets
Lease Liabilities	$32,167	$32,566	Operating leases liabilities

September 30, 2021

(In thousands)
Weighted-average remaining lease term	5.7 years
Weighted-average discount rate	6.6%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2021 were as follows:

Minimum Rent
As of September 30, 2021	(In thousands)
2021	$10,253
2022	9,299
2023	8,197
2024	6,100
2025	4,417
Thereafter	10,264
Total lease payments	$48,530
Less imputed interest	16,363
Present value of lease liabilities	$32,167

OFG, as lessor, leases and subleases real property to lessee tenants under operating leases. As of September 30, 2021, no material lease concessions have been granted to lessees. OFG, as lessee, also leases real estate property for branch locations, ATM locations, and office space. As of September 30, 2021, OFG has not requested any lease concessions.

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

Investment securities

The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. OFG holds one security categorized as other debt that is classified as Level 3. The estimated fair value of the other debt security is determined by using an adjusted third-party model to calculate the present value of projected future cash flows. The assumptions are highly uncertain and include primarily market discount rates and current spread. The assumptions used are drawn from similar securities that are actively traded in the market and have similar risk characteristics. The valuation is performed on a quarterly basis.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	September 30, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,875	$496,725	$1,507	$509,107
Trading securities	-	22	-	22
Money market investments	9,837	-	-	9,837
Servicing assets	-	-	48,227	48,227
Derivative liabilities	-	(1,136)	-	(1,136)
	$20,712	$495,611	$49,734	$566,057
Non-recurring fair value measurements:
Collateral dependent loans	-	-	10,439	10,439
Foreclosed real estate	-	-	13,904	13,904
Other repossessed assets	-	-	1,528	1,528
	$-	$-	$25,871	$25,871

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,983	$435,455	$-	$446,438
Trading securities	-	22	-	22
Money market investments	11,908	-	-	11,908
Servicing assets	-	-	47,295	47,295
Derivative liabilities	-	(1,712)	-	(1,712)
	$22,891	$433,765	$47,295	$503,951
Non-recurring fair value measurements:
Collateral dependent loans	$-	$-	$29,279	$29,279
Foreclosed real estate	-	-	11,596	11,596
Other repossessed assets	-	-	1,816	1,816
	$-	$-	$42,691	$42,691

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value information included in the tables above for non-recurring fair value measurements is not as of period end, but as of the date that the fair value measurement was recorded during the quarters and nine-months ended September 30, 2021 and 2020 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended September 30,
	2021			2020
	Other debt securities available for sale	Servicing Assets	Total	Servicing Assets
	(In thousands)

Balance at beginning of period	$-	$47,712	47,712	$47,926
New instruments acquired	-	1,339	1,339	656
Transfers from Level 2	1,500	-	1,500	-
Principal repayments and amortization	-	(1,740)	(1,740)	(1,365)
Gains included in earnings	-	916	916	25
Gains included in other comprehensive income	7	-	7	-
Balance at end of period	$1,507	$48,227	$49,734	$47,242

	Nine-Month Period Ended September 30,
	2021			2020
	Other debt securities available for sale	Servicing Assets	Total	Servicing Assets
	(In thousands)

Balance at beginning of period	$-	$47,295	47,295	$50,779
New instruments acquired	-	4,782	4,782	1,236
Transfers from Level 2	1,500	-	1,500	-
Principal repayments and amortization	-	(5,109)	(5,109)	(2,810)
Gains (losses) included in earnings	-	1,259	1,259	(1,963)
Gains included in other comprehensive income	7	-	7	-
Balance at end of period	$1,507	48,227	$49,734	$47,242

The transfer of other debt securities available for sale amounting to $1.5 million during the quarter and nine-month period ended September 30, 2021 from level 2 to level 3 corresponded to a convertible note purchased on June 25, 2021. The fair value used at June 30, 2021 was its initial value due to the proximity of its acquisition date, where the transaction price equaled the fair value at acquisition. During the quarter ended September 30, 2021, it was reclassified as level 3 due to the significant unobservable inputs used to determine its fair value at September 30, 2021. There were no transfers into or out of level 3 during the quarter and nine-month period ended September 30, 2020.

Servicing assets gains (losses) included in earnings during the quarters and nine-month periods ended September 30, 2021 and 2020 were included as mortgage servicing activities in the consolidated statement of operations. There were no changes in unrealized gains and losses from recurring level 3 fair value measurements held at September 30, 2020 during the quarter and nine-month period then ended included in other comprehensive income. For more information on the qualitative information about level 3 fair value measurements, see Note 7 – Servicing Assets.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the quarters and nine-month periods ended September 30, 2021 and 2020, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2021:

	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$1,507	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.16% - 2.28%	0.35%
			Recovery Rate	33.08%	33.08%

Servicing assets	$48,227	Cash flow valuation	Constant prepayment rate	4.37% - 21.09%	6.25%
			Discount rate	10.00% - 15.50%	11.47%

Collateral dependent loans	$10,439	Fair value of property or collateral	Appraised value less disposition costs	14.20% - 29.20%	20.20%

Foreclosed real estate	$13,904	Fair value of property or collateral	Appraised value less disposition costs	14.20% - 29.20%	16.06%

Other repossessed assets	$1,528	Fair value of property or collateral	Estimated net realizable value less disposition costs	46.00% - 68.00%	57.66%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information about Sensitivity to Changes in Significant Unobservable Inputs

Other debt security available for sale – The significant unobservable inputs used in the fair value measurement of one of OFG’s other debt securities is a discounted cash flow methodology (DCF). DCF is a valuation method that uses the concept of the time value of money. The methodology used the future cash flows discounted through a yield to obtain a net present value. Assumptions applied in the model are obtained from Moody’s Default Trends.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of OFG’s financial instruments at September 30, 2021 and December 31, 2020 is as follows:

	September 30,		December 31,
	2021		2020
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$2,755,512	$2,755,512	$2,154,202	$2,154,202
Restricted cash	$179	$179	$1,375	$1,375
Investment securities available-for-sale	$10,875	$10,875	$10,983	$10,983
Level 2
Financial Assets:
Trading securities	$22	$22	$22	$22
Investment securities available-for-sale	$496,725	$496,725	$435,455	$435,455
Investment securities held-to-maturity	$371,827	$375,214	$-	$-
Federal Home Loan Bank (FHLB) stock	$7,496	$7,496	$8,278	$8,278
Other investments	$10,434	$10,434	$3,962	$3,962
Financial Liabilities:
Derivative liabilities	$1,136	$1,136	$1,712	$1,712
Level 3
Financial Assets:
Investment securities available-for-sale	$1,507	$1,507	$-	$-
Total loans (including loans held-for-sale)	$6,086,493	$6,282,485	$6,323,689	$6,501,259
Accrued interest receivable	$56,815	$56,815	$65,547	$65,547
Servicing assets	$48,227	$48,227	$47,295	$47,295
Accounts receivable and other assets	$84,581	$84,581	$78,845	$78,845
Financial Liabilities:
Deposits	$9,277,633	$9,244,389	$8,422,599	$8,415,640
Advances from FHLB	$64,049	$62,559	$68,147	$65,561
Other borrowings	$375	$375	$707	$707
Subordinated capital notes	$36,405	$36,083	$33,325	$36,083
Accrued expenses and other liabilities	$120,555	$120,555	$154,418	$154,418

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2021 and December 31, 2020:

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

• The fair value of investment securities, including trading securities and other investments, is based on quoted market prices, when available or prices provided from contracted pricing providers, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the convertible note is determined by using an adjusted third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model, when deemed necessary, or compared to counterparties’ prices and agreed by management.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 23 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Banking service revenues:
Checking accounts fees	$2,281	$1,940	$6,329	$6,572
Savings accounts fees	297	354	846	1,192
Electronic banking fees	13,940	12,760	41,463	34,582
Credit life commissions	182	59	369	201
Branch service commissions	301	232	937	959
Servicing and other loan fees	988	742	2,460	1,551
International fees	215	157	520	454
Miscellaneous income	(6)	53	15	167
Total banking service revenues	18,198	16,297	52,939	45,678

Wealth management revenue:
Insurance income	2,542	2,486	7,768	7,308
Broker fees	1,981	1,746	6,433	5,128
Trust fees	2,887	2,788	8,386	7,818
Retirement plan and administration fees	209	252	683	670
Total wealth management revenue	7,619	7,272	23,270	20,924

Mortgage banking activities:
Net servicing fees	4,388	3,139	11,865	8,506
Net gains on sale of mortgage loans and valuation	2,622	1,613	8,045	2,679
Other	(815)	(835)	(3,607)	(962)
Total mortgage banking activities	6,195	3,917	16,303	10,223
Total banking and financial service revenues	$32,012	$27,486	$92,512	$76,825

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

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, OPC and OFG Reinsurance. The core operations of this segment are financial planning, money management and investment banking, brokerage services, investment advisory services, insurance, corporate and individual trust and retirement services, as well as retirement plan administration services.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended September 30, 2021
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$108,479	$7	$3,653	$112,139	$-	$112,139
Interest expense	(8,946)	-	(488)	(9,434)	-	(9,434)
Net interest income	99,533	7	3,165	102,705	-	102,705
Recapture of credit losses, net	4,815	-	182	4,997	-	4,997
Non-interest income	24,348	8,079	90	32,517	-	32,517
Non-interest expenses	(72,463)	(5,245)	(1,216)	(78,924)	-	(78,924)
Intersegment revenue	616	-	-	616	(616)	-
Intersegment expenses	-	(318)	(298)	(616)	616	-
Income before income taxes	$56,849	$2,523	$1,923	$61,295	$-	$61,295
Income tax expense	19,614	-	10	19,624	-	19,624
Net income	$37,235	$2,523	$1,913	$41,671	$-	$41,671
Total assets	$8,116,648	$24,581	$3,558,568	$11,699,797	$(1,092,932)	$10,606,865

	Nine-Month Period Ended September 30, 2021
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$327,167	$25	$9,392	$336,584	$-	$336,584
Interest expense	(31,794)	-	(1,624)	(33,418)	-	(33,418)
Net interest income	295,373	25	7,768	303,166	-	303,166
Recapture of credit losses, net	5,964	-	1,014	6,978	-	6,978
Non-interest income	71,424	23,584	107	95,115	-	95,115
Non-interest expenses	(222,960)	(13,089)	(3,217)	(239,266)	-	(239,266)
Intersegment revenue	1,714	-	-	1,714	(1,714)	-
Intersegment expenses	-	(911)	(803)	(1,714)	1,714	-
Income before income taxes	$151,515	$9,609	$4,869	$165,993	$-	$165,993
Income tax expense	53,089	-	33	53,122	-	53,122
Net income	$98,426	$9,609	$4,836	$112,871	$-	$112,871
Total assets	$8,116,648	$24,581	$3,558,568	$11,699,797	$(1,092,932)	$10,606,865

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$112,832	$14	$2,091	$114,937	$-	$114,937
Interest expense	(14,092)	-	(1,312)	(15,404)	-	(15,404)
Net interest income	98,740	14	779	99,533	-	99,533
Provision (recapture) for credit losses, net	(14,461)	-	792	(13,669)	-	(13,669)
Non-interest income	23,994	7,323	9	31,326	-	31,326
Non-interest expenses	(76,988)	(5,138)	(1,318)	(83,444)	-	(83,444)
Intersegment revenue	769	-	-	769	(769)	-
Intersegment expenses	-	(225)	(544)	(769)	769	-
Income before income taxes	$32,054	$1,974	$(282)	$33,746	$-	$33,746
Income tax expense (benefit)	6,308	(13)	13	6,308	-	6,308
Net income	$25,746	$1,987	$(295)	$27,438	$-	$27,438
Total assets	$9,367,141	$33,006	$1,725,221	$11,125,368	$(1,106,377)	$10,018,991

	Nine-Month Period Ended September 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$351,933	$46	$8,347	$360,326	$-	$360,326
Interest expense	(44,307)	-	(6,325)	(50,632)	-	(50,632)
Net interest income	307,626	46	2,022	309,694	-	309,694
Provision for credit losses, net	(77,795)	-	(701)	(78,496)	-	(78,496)
Non-interest income	64,349	21,089	4,490	89,928	-	89,928
Non-interest expenses	(237,943)	(14,819)	(3,485)	(256,247)	-	(256,247)
Intersegment revenue	1,920	-	-	1,920	(1,920)	-
Intersegment expenses	-	(580)	(1,340)	(1,920)	1,920	-
Income before income taxes	$58,157	$5,736	$986	$64,879	$-	$64,879
Income tax expense	9,305	4,506	42	13,853	-	13,853
Net income	$48,852	$1,230	$944	$51,026	$-	$51,026
Total assets	$9,367,141	$33,006	$1,725,221	$11,125,368	$(1,106,377)	$10,018,991

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of OFG’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and OFG’s consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and set forth in our Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

Other factors not identified above, including those described under the headings in our Annual Report on Form 10-K for the year ended December 31 may also cause actual results to differ materially from those described in our forward-looking statements.

OFG is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer, auto and mortgage lending; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. OFG operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG has 50 branches in Puerto Rico, 2 branches in the USVI, a subsidiary in Boca Raton, Florida, and a non-bank operating subsidiary in Cornelius, North Carolina. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

RECENT DEVELOPMENTS

Capital Actions

In July 2021, OFG announced the approval by the Board of Directors of a new stock repurchase program to purchase $50 million of its common stock in the open market. At September 30, 2021, OFG has repurchased approximately 1.7 million shares of its common stock for a total purchase price of $40.2 million at an average of $23.83 per share.

Also, on July 2021, OFG announced that its Board of Directors approved a 50% increase in its common stock dividend payable to shareholders of record on September 30, 2021, to $0.12 per share.

During the nine-months period ended September 30, 2021, OFG completed the redemption of $92.0 million of Series A, B and D preferred stock which represented all of OFG’s outstanding preferred stock.

Covid-19 Pandemic

In the first quarter of 2020, the World Health Organization declared the outbreak of Covid-19 a pandemic. OFG has been and may continue to be impacted by the Covid-19 pandemic. Puerto Rico’s economy is improving as more people get vaccinated and restrictive measures have eased. However, uncertainty remains about the duration of the pandemic and the timing and strength of Puerto Rico’s economic recovery. In response to the pandemic, the federal government enacted several economic relief packages providing trillions of dollars in relief to businesses and individuals and have also decreased interest rates to further stimulate the economy. In addition to these government relief initiatives, OFG and other banks in Puerto Rico granted various forms of assistance to customers and clients impacted by the Covid-19 pandemic, including payment deferrals and extending forgivable loans to businesses for payroll and certain other expenses under the Paycheck Protection Program of the Small Business Administration. These relief measures have led to a surge in liquidity in Puerto Rico that have substantially increased OFG’s deposits ($9.2 billion as of September 30, 2021) and cash balances ($2.8 billion as of September 30, 2021). This increase in deposits caused OFG to exceed $10 billion in assets for the first time during the first quarter of 2021, and OFG has commenced preparing for the increased regulatory oversight and other requirements that will apply as a result of crossing such size threshold.

With respect to our loan portfolios, the increased liquidity has significantly reduced delinquent and non-performing loans by $94.0 million and $20.4 million, respectively, compared to December 31, 2020. Moreover, such liquidity coupled with the decrease in interest rates has led to increases in new home purchases, real estate values, and refinancing of owned residential mortgage loans with lower-rate residential mortgage loans sold to agency investors. These refinancing together with the decrease in PPP loans as they are forgiven have been partially offset by increases in the production of commercial and auto loans as the economy reopened and started to show signs of growth.

The macroeconomic outlook for Puerto Rico has improved from reduced Covid-19 related restrictions on economic activity, combined with the additional federal stimulus funds Puerto Rico is expected to receive related to the recovery from hurricane Maria in 2017, the early 2020 earthquakes, and now the Covid-19 pandemic.

For our people, we have decided on a mandatory Covid vaccination policy to keep our customers and people safe. We have also implemented a hybrid work model to increase flexibility for our people and have increased the hourly base pay rate for non-salaried staff.

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

FINANCIAL HIGHLIGHTS

OFG generated outstanding results during the quarter ended September 30, 2021. This reflects the consistent growing recurring net income, our larger scale, our focus on increasing digital utilization and customer service differentiation, and Puerto Rico’s nascent economic and post-pandemic recovery.

OFG saw the effects of all this across all our businesses. New loan origination remained strong at $556.0 million. Asset quality trends continued to improve as reconstruction and stimulus funds provided significant liquidity to businesses and individuals. As a result of this, the provision for credit losses was a net benefit of $5.0 million.

Results were enhanced by a 17.0% reduction in cost of funds compared to the quarter ended June 30, 2021 and the previously announced deployment of excess capital to redeem all three of our outstanding series of preferred stock, eliminating $1.6 million in quarterly dividends.

Return on average assets and on average tangible equity expanded to 1.59% and 17.72%, respectively, compared to the previous and year ago quarters.

During the quarter ended September 30, 2021, OFG successfully executed on the buyback program, acquiring $40.2 million of shares as part of our previously announced $50.0 million authorization.

OFG is strategically well-positioned to continue to benefit from and play a major role supporting the economic development of the communities we serve.

Third quarter of 2021:

Earnings: Earnings per share diluted was $0.81 compared to $0.78 in the second quarter of 2021 and $0.50 in the third quarter of 2020. Total core revenues were $134.7 million compared to $133.3 million in the second quarter of 2021 and $127.0 million in the third quarter of 2020. Net interest margin was 4.12% compared to 4.22% in the second quarter of 2021 and 4.30% in the third quarter of 2020.

Interest Income: Total interest income of $112.1 million compared to $113.5 million in second quarter and $114.9 million in the third quarter of 2020. Third quarter reflected mortgage paydowns and PPP loan forgiveness mostly offset by increased income from auto and commercial loans, and investment securities. Average loan balances were $6.47 billion compared to $6.60 billion in second quarter and $6.79 billion in third quarter of 2020.

Loan Origination: Loan origination totaled $556.2 million compared to $673.6 million in second quarter and $457.8 million in third quarter of 2020. Third quarter reflected continued high levels of auto, commercial, consumer, and mortgage lending.

Deposit Balances and Cost of Funds: Interest Expense was $9.4 million compared to $11.2 million in second quarter and $15.4 million in third quarter of 2020. This quarter reflected lower cost of core deposits (30 bps compared to 38 bps in second quarter and 56 bps in third quarter of 2020) primarily due to generally lower rates and CD maturities. Average customer deposit balances were $9.10 billion compared to $8.96 billion in second quarter and $8.38 billion in third quarter of 2020.

Asset Quality and Provision for Credit Losses: The third quarter of 2021 reflected a net benefit of $5.0 million, reflecting $4.3 million in net reserve releases. This compares to a net benefit of $8.3 million in the second quarter and a net expense of $13.7 million in prior year quarter. This quarter reflected continued improvement in asset quality trends. Third quarters net charge-offs of $6 million included $6.5 million for a previously reserved amount on a commercial loan.

Banking and Financial Service Revenues: Total banking and financial service revenue totaled $32.0 million compared to $31.0 million in the second quarter and $27.5 million in prior year quarter. This quarter reflected continued higher levels of banking service, wealth management, and mortgage banking activity as pandemic-related restrictions have subsided.

Expenses: Non-interest expenses were $78.9 million compared to $82.7 million in the second quarter and $83.4 million in prior year quarter. This quarter reflects a $2.2 million benefit in credit related expenses from gains on sales of real estate owned, previously announced cost savings, and increased compensation. The second quarter included a $2.2 million technology project write down.

Pre-Provision Net Revenues: PPNR was $56.3 million, which includes the above non-cash write down, compared to $51.8 million in the second quarter of 2021 and $47.4 million in the third quarter of 2020.

Loans held for investment: Loans totaled $6.41 billion at third quarter compared to $6.50 billion at second quarter and $6.76 billion at prior year quarter. Excluding PPP loans, loans held for investment of $6.27 billion increased $5.0 million compared to second quarter.

Capital: Tangible book value per share was $18.59 compared to $18.13 in the second quarter and $16.51 in prior year quarter. CET1 ratio was 13.52% compared to 13.95% in the second quarter and 12.55% in prior year quarter.

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2021	2020	%	2021	2020	%
EARNINGS DATA:	(In thousands, except per share data)			(In thousands, except per share data)
Interest income	$112,139	$114,937	-2.4%	$336,584	$360,326	-6.6%
Interest expense	9,434	15,404	-38.8%	33,418	50,632	-34.0%
Net interest income	102,705	99,533	3.2%	303,166	309,694	-2.1%
(Recapture) provision for credit losses, net	(4,997)	13,669	-136.6%	(6,978)	78,496	-108.9%
Net interest income after (recapture) provision for credit losses	107,702	85,864	25.4%	310,144	231,198	34.1%
Non-interest income	32,517	31,326	3.8%	95,115	89,928	5.8%
Non-interest expenses	78,924	83,444	-5.4%	239,266	256,247	-6.6%
Income before taxes	61,295	33,746	81.6%	165,993	64,879	155.9%
Income tax expense	19,624	6,308	211.1%	53,122	13,853	283.5%
Net income	41,671	27,438	51.9%	112,871	51,026	121.2%
Less: dividends on preferred stock	-	(1,628)	100.0%	(1,255)	(4,884)	74.3%
Income available to common shareholders	$41,671	$25,810	61.5%	$111,616	$46,142	141.9%
PER SHARE DATA:
Basic	$0.82	$0.50	64.0%	$2.18	$0.90	142.2%
Diluted	$0.81	$0.50	62.0%	$2.15	$0.89	141.6%
Average common shares outstanding	51,063	51,342	-0.5%	51,364	51,361	0.0%
Average common shares outstanding and equivalents	51,516	51,527	0.0%	51,748	51,563	0.4%
Cash dividends declared per common share	$0.12	$0.07	75.2%	$0.28	$0.21	33.0%
Cash dividends declared on common shares	$6,240	$3,595	73.6%	$14,637	$10,787	35.7%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.59%	1.11%	43.2%	1.46%	0.71%	105.6%
Return on average tangible common equity	17.72%	12.23%	44.9%	16.25%	7.44%	118.4%
Return on average common equity (ROE)	15.63%	10.53%	48.4%	14.25%	6.37%	123.7%
Efficiency ratio	58.59%	65.69%	-10.8%	60.47%	66.30%	-8.8%
Interest rate spread	4.09%	4.25%	-3.8%	4.16%	4.60%	-9.6%
Interest rate margin	4.12%	4.30%	-4.0%	4.20%	4.65%	-9.7%

	September 30,	December 31,	Variance
	2021	2020	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Cash, cash equivalents and restricted cash	$2,755,691	$2,155,577	27.8%
Investments and loans
Investment securities	$902,273	$458,700	96.7%
Loans and leases, net	6,282,485	6,501,259	-3.4%
Total investments and loans	$7,184,758	$6,959,959	3.2%
Deposits and borrowings
Deposits	$9,244,389	$8,415,640	9.8%
Other borrowings	99,017	102,351	-3.3%
Total deposits and borrowings	$9,343,406	$8,517,991	9.7%
Stockholders’ equity
Preferred stock	$-	$92,000	-100.0%
Common stock	59,885	59,885	0.0%
Additional paid-in capital	635,808	622,652	2.1%
Legal surplus	114,485	103,269	10.9%
Retained earnings	375,729	300,096	25.2%
Treasury stock, at cost	(140,862)	(102,949)	-36.8%
Accumulated other comprehensive (loss)	8,620	11,022	-21.8%
Total stockholders' equity	$1,053,665	$1,085,975	-3.0%
Per share data
Book value per common share	$21.08	$19.54	7.9%
Tangible book value per common share	$18.59	$16.97	9.5%
Market price at end of period	$25.22	$18.54	36.0%
Capital ratios
Leverage capital	9.33%	10.30%	-9.4%
Common equity Tier 1 capital ratio	13.52%	13.08%	3.4%
Tier 1 risk-based capital	14.03%	14.78%	-5.1%
Total risk-based capital	15.28%	16.04%	-4.7%
Equity-to-assets ratio	9.93%	11.05%	-10.1%
Financial assets managed
Trust assets managed	$3,685,968	$3,476,491	6.0%
Broker-dealer assets	$2,362,317	$2,474,234	-4.5%

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2021 and 2020. Comparative September 30, 2020 to September 30, 2019 information has been omitted pursuant to Item 303(b) of Regulation S-K. For such comparative information, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Oriental’s September 30, 2020 quarterly report on Form 10-Q.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$112,139	$114,938	4.50%	4.96%	$9,879,687	$9,218,717
Tax equivalent adjustment	2,438	2,427	0.10%	0.10%	-	-
Interest-earning assets - tax equivalent	114,577	117,365	4.60%	5.06%	9,879,687	9,218,717
Interest-bearing liabilities	9,434	15,404	0.41%	0.71%	9,213,530	8,619,955
Tax equivalent net interest income / spread	105,143	101,961	4.19%	4.35%	666,157	598,762
Tax equivalent interest rate margin			4.30%	4.45%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	3,216	2,278	1.80%	1.81%	714,669	502,671
Interest bearing cash and money market investments	986	613	0.14%	0.13%	2,699,144	1,929,024
Total investments	4,202	2,891	0.49%	0.47%	3,413,813	2,431,695
Non-PCD:
Mortgage	9,759	11,208	5.22%	5.51%	747,942	814,189
Commercial	29,558	27,667	5.55%	5.20%	2,111,935	2,117,502
Consumer	11,180	12,931	11.12%	11.31%	399,002	454,780
Auto	34,535	31,223	8.35%	8.37%	1,640,433	1,484,282
Total Non-PCD loans	85,032	83,029	6.89%	6.78%	4,899,312	4,870,753

PCD loans:
Mortgage	18,785	21,843	5.66%	5.75%	1,299,330	1,511,567
Commercial	3,609	6,390	5.76%	6.92%	248,708	367,475
Consumer	64	35	16.16%	4.87%	1,580	2,839
Auto	447	750	10.47%	8.68%	16,944	34,388
Total PCD loans	22,905	29,018	5.85%	6.06%	1,566,562	1,916,269
Total loans	107,937	112,047	6.62%	6.57%	6,465,874	6,787,022
Total interest-earning assets	112,139	114,938	4.50%	4.96%	9,879,687	9,218,717

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	2,288	2,247	0.33%	0.40%	2,754,985	2,227,687
Savings and money market	1,639	2,010	0.28%	0.41%	2,330,121	1,927,680
Time deposits	2,916	7,512	0.84%	1.55%	1,378,505	1,944,856
Total core deposits	6,843	11,769	0.42%	0.78%	6,463,611	6,100,223
Brokered deposits	10	812	0.34%	2.30%	11,366	140,416
	6,853	12,581	0.42%	0.81%	6,474,977	6,240,639
Non-interest bearing deposits	-	-	0.00%	0.00%	2,639,610	2,276,400
Fair value premium and core deposit intangible amortizations	1,838	2,039	-	-	-	-
Total deposits	8,691	14,620	0.38%	0.68%	9,114,587	8,517,039
Borrowings:
Advances from FHLB and other borrowings	450	476	2.84%	2.83%	62,860	66,833
Subordinated capital notes	293	308	3.21%	3.39%	36,083	36,083
Total borrowings	743	784	2.98%	3.03%	98,943	102,916
Total interest bearing liabilities	9,434	15,404	0.41%	0.71%	9,213,530	8,619,955
Net interest income / spread	$102,705	$99,534	4.09%	4.25%
Interest rate margin			4.12%	4.30%
Excess of average interest-earning assets over average interest-bearing liabilities					$666,157	$598,762
Average interest-earning assets to average interest-bearing liabilities ratio					107.23%	106.95%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$1,168	$143	$1,311
Loans	(4,809)	699	(4,110)
Total interest income	(3,641)	842	(2,799)
Interest Expense:
Deposits	1,026	(6,955)	(5,929)
Other borrowings	(30)	(11)	(41)
Total interest expense	996	(6,966)	(5,970)
Net Interest Income	$(4,637)	$7,808	$3,171

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$336,584	$360,326	4.66%	5.41%	$9,656,838	$8,874,886
Tax equivalent adjustment	6,803	7,869	0.09%	0.12%	-	-
Interest-earning assets - tax equivalent	343,387	368,195	4.75%	5.53%	9,656,838	8,874,886
Interest-bearing liabilities	33,418	50,632	0.50%	0.81%	8,999,822	8,297,837
Tax equivalent net interest income / spread	309,969	317,563	4.25%	4.72%	657,016	577,049
Tax equivalent interest rate margin			4.34%	4.84%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	8,088	9,552	1.75%	1.88%	614,599	679,201
Interest bearing cash and money market investments	2,287	3,760	0.12%	0.35%	2,476,139	1,423,781
Total investments	10,375	13,312	0.45%	0.85%	3,090,738	2,102,982
Non-PCD
Mortgage	30,557	33,196	5.25%	5.50%	776,225	804,702
Commercial	86,934	85,528	5.44%	5.64%	2,138,474	2,019,853
Consumer	34,006	42,064	11.28%	11.81%	403,037	474,455
Auto and leasing	101,652	93,555	8.53%	8.43%	1,592,482	1,481,956
Total Non-PCD loans	253,149	254,343	6.89%	7.09%	4,910,218	4,780,966

PCD
Mortgage	59,548	72,570	5.80%	6.19%	1,369,410	1,564,153
Commercial	11,716	17,172	5.93%	5.98%	264,238	383,525
Consumer	176	323	14.39%	12.54%	1,635	3,434
Auto	1,620	2,606	10.51%	8.74%	20,599	39,826
Total PCD loans	73,060	92,671	5.88%	6.21%	1,655,882	1,990,938
Total loans	326,209	347,014	6.64%	6.83%	6,566,100	6,771,904
Total interest-earning assets	336,584	360,326	4.66%	5.41%	9,656,838	8,874,886

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	6,940	6,772	0.36%	0.43%	2,566,201	2,092,973
Savings and money market	5,859	6,426	0.36%	0.46%	2,191,316	1,845,253
Time deposits	12,664	23,480	1.07%	2.37%	1,576,460	1,991,432
Total core deposits	25,463	36,678	0.54%	0.85%	6,333,977	5,929,658
Brokered deposits	197	3,844	0.86%	2.51%	30,482	203,779
	25,660	40,522	0.54%	0.88%	6,364,459	6,133,437
Non-interest bearing deposits	-	-	0.00%	0.00%	2,535,422	1,987,211
Fair value premium and core deposit intangible amortizations	5,515	6,163	-	-	-	-
Total deposits	31,175	46,685	0.47%	0.77%	8,899,881	8,120,648
Borrowings:
Securities sold under agreements to repurchase	-	1,335	0.00%	2.62%	-	67,956
Advances from FHLB and other borrowings	1,361	1,521	2.85%	2.77%	63,858	73,150
Subordinated capital notes	882	1,091	3.26%	4.02%	36,083	36,083
Total borrowings	2,243	3,947	3.00%	2.97%	99,941	177,189
Total interest-bearing liabilities	33,418	50,632	0.50%	0.81%	8,999,822	8,297,837
Net interest income / spread	$303,166	$309,694	4.16%	4.60%
Interest rate margin			4.20%	4.65%
Excess of average interest-earning assets over average interest-bearing liabilities					$657,016	$577,049
Average interest-earning assets to average interest-bearing liabilities ratio					107.30%	$106.95%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$6,253	$(9,190)	$(2,937)
Loans	(8,720)	(12,085)	(20,805)
Total interest income	(2,467)	(21,275)	(23,742)
Interest Expense:
Deposits	4,480	(19,990)	(15,510)
Repurchase agreements	(1,335)	-	(1,335)
Other borrowings	(222)	(147)	(369)
Total interest expense	2,923	(20,137)	(17,214)
Net Interest Income	$(5,390)	$(1,138)	$(6,528)

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

Comparison of the quarters ended September 30, 2021 and 2020

Net interest income of $102.7 million increased $3.2 million from $99.5 million. Tax equivalent basis net interest income of $105.1 million increased $3.2 million, or 3.1%, from $101.9 million.

Interest rate spread decreased 16 basis points to 4.09% from 4.25% and net interest margin decreased 18 basis points to 4.12% from 4.30%. These decreases are mainly due to the net effect of a decrease of 46 basis points in the average yield of total interest-earning assets, driven by the increase in cash and investment securities, and a decrease of 30 basis points in the total average cost of interest-bearing liabilities. Net interest margin, on a taxable equivalent basis, is 4.30%, a decrease of 15 basis points compared to 4.45% for the same quarter of 2020.

Net interest income was adversely impacted by:

• Lower interest income from loans by $4.1 million, reflecting lower average balances in the mortgage and commercial PCD portfolios and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans offset by interest income of $3.4 million from unamortized yield for $95.6 million of forgiven PPP loans.

Net interest income was positively impacted by:

• Lower interest expense from deposits by $5.9 million, mainly related to pricing changes implemented during fourth quarter of 2020 and to the maturity and cancelation of higher cost time and brokered deposits and migration of these time deposits to checking and savings accounts at lower costs.

Comparison of the nine-month periods ended September 30, 2021 and 2020

Net interest income of $303.2 million decreased $6.5 million from $309.7 million. Tax equivalent net interest income of $310.0 million decreased $7.6 million, or 2.4%, from $317.6 million.

Interest rate spread decreased 44 basis points to 4.16% from 4.60% and net interest margin decreased 45 basis points to 4.20% from 4.65%. These decreases are mainly due to the net effect of a decrease of 75 basis points in the average yield of total interest-earning assets, driven by the increase in cash and investment securities, and a decrease of 31 basis points in the total average cost of interest-bearing liabilities.

Net interest income was adversely impacted by:

• Lower interest income from loans by $20.8 million, reflecting lower average balances in the mortgage and commercial PCD portfolios, and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans, partially offset by interest income of $7.0 million from unamortized yield for $310.7 million of forgiven PPP loans;

• $6.5 million in one-time interest recoveries from acquired PCD loans recorded during prior year; and

• Lower interest income from interest bearing cash and investment securities by $2.9 million, mainly impacted by the Federal Reserve Bank’s rate cuts.

Net interest income was positively impacted by:

• Lower interest expense from deposits by $15.5 million, mainly related to pricing changes implemented during fourth quarter of 2020 and to the maturity and cancelation of higher cost time and brokered deposits and migration of these time deposits to checking and savings accounts at lower costs; and

• Lower interest expense in borrowings by $1.7 million, mainly as a result of a decrease in interest expense from securities sold under agreements to repurchase from $1.3 million in the prior year period to none in the current period. During the nine-month period ended September 30, 2020, all repurchase agreements matured or were early extinguished.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2021	2020	Variance	2021	2020	Variance
	(In thousands)
Banking service revenue	$18,198	$16,297	11.7%	$52,939	$45,678	15.9%
Wealth management revenue	7,619	7,272	4.8%	23,270	20,924	11.2%
Mortgage banking activities	6,195	3,917	58.2%	16,303	10,223	59.5%
Total banking and financial service revenue	32,012	27,486	16.5%	92,512	76,825	20.4%
Net gain on:
Sale of securities available for sale	-	-	0.0%	-	4,728	-100.0%
Bargain purchase from Scotiabank acquisition	-	3,465	-100.0%	-	7,336	-100.0%
Other non-interest income	505	375	34.7%	2,603	1,039	150.5%
Total non-interest income, net	$32,517	$31,326	3.8%	$95,115	$89,928	5.8%

Non-Interest Income

Non-interest income is affected by the amount of the Bank’s trust department assets under management, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of quarters ended September 30, 2021 and 2020

OFG recorded non-interest income, net, in the amount of $32.5 million, compared to $31.3 million, an increase of 3.8%, or $1.2 million. The increase in non-interest income was mainly due to:

• An increase of $1.9 million in banking service revenues, mainly from higher fees on deposit accounts, credit and debit cards interchange fees and higher volume of transactions due to the impact of the COVID-19 on economic activity last year; and

• An increase of $2.3 million in mortgage-banking activities, as quarterly mortgage-servicing rights valuation and gains on loans sold increased by $1.2 million and $1.0 million, respectively.

The increase in non-interest income was offset by:

• A $3.5 million bargain purchase gain from the Scotiabank Acquisition to adjust the fair value of accrued interest receivable at closing, net of taxes, recorded during prior year quarter.

Comparison of nine-month periods ended September 30, 2021 and 2020

OFG recorded non-interest income, net, in the amount of $95.1 million, compared to $89.9 million, an increase of 5.8%, or $5.2 million. The increase in non-interest income was mainly due to:

• An increase of $7.3 million in banking service revenues, mainly from higher fees on deposit accounts, credit and debit cards interchange fees and higher volume of transactions reflecting the impact of the COVID-19 on economic activity last year;

• An increase of $2.3 million in wealth management revenue due to higher broker-dealer sales, insurance income and trust fees of $1.3 million, $460 thousand, and $568 thousand, respectively; and

• An increase of $6.1 million in mortgage-banking activities, as net servicing fees and gains on loans sold increased by $3.4 million and $5.1 million, respectively. This increase was offset by higher losses of $2.4 million on repurchased loans as average volume increased during the period.

The increase in non-interest income was offset by:

• A $4.7 million gain recorded during 2020 on the sales of $316.0 million mortgage-backed securities; and

• A $7.3 million bargain purchase gain from the Scotiabank Acquisition to adjust the fair value of accrued interest receivable at closing, net of taxes, recorded during 2020.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2021	2020	Variance %	2021	2020	Variance %
	(In thousands)
Compensation and employee benefits	$33,745	$31,955	5.6%	$99,282	$102,005	-2.7%
Occupancy, equipment and infrastructure costs	12,078	11,943	1.1%	37,734	35,220	7.1%
Electronic banking charges	9,615	8,734	10.1%	27,163	26,284	3.3%
Information technology expenses	3,621	5,381	-32.7%	13,407	16,259	-17.5%
Professional and service fees	5,003	3,331	50.2%	14,938	12,596	18.6%
Taxes, other than payroll and income taxes	3,257	3,774	-13.7%	10,535	10,123	4.1%
Insurance	2,530	2,428	4.2%	7,659	8,667	-11.6%
Foreclosed real estate and other repossessed assets (income) expenses	(2,163)	1,323	-263.5%	(1,885)	6,763	-127.9%
Loan servicing and clearing expenses	1,908	2,345	-18.6%	5,690	4,836	17.7%
Advertising, business promotion, and strategic initiatives	1,646	1,481	11.1%	4,783	4,643	3.0%
Communication	1,327	1,117	18.8%	3,332	2,993	11.3%
Printing, postage, stationery and supplies	878	1,094	-19.7%	3,037	2,767	9.8%
Director and investor relations	243	302	-19.5%	867	928	-6.6%
Merger and restructuring charges	-	2,681	-100.0%	-	5,991	-100.0%
Pandemic expenses	1,223	2,090	-41.5%	4,523	4,291	5.4%
Other	4,013	3,465	15.8%	8,201	11,881	-31.0%
Total non-interest expenses	$78,924	$83,444	-5.4%	$239,266	$256,247	-6.6%
Relevant ratios and data:
Efficiency ratio	58.59%	65.69%		60.47%	66.30%
Compensation and benefits to non-interest expense	42.76%	38.30%		41.49%	39.81%
Compensation to average total assets owned (annualized)	1.29%	1.29%		1.29%	1.42%
Average number of employees	2,251	2,343		2,241	2,405
Average compensation per employee (annualized, in thousands)	$60.0	$54.6		$59.1	$56.6
Average loans per average employee	$2,872	$2,897		$2,931	$2,816

Non-Interest Expenses

Comparison of quarters ended September 30, 2021 and 2020

Non-interest expense was $78.9 million, representing a decrease of 5.4%, or $4.5 million, compared to $83.4 million.

Non-interest expenses were positively impacted by:

• Decrease in foreclosed real estate and other repossessed assets expenses by $3.5 million reflecting higher gains on sales and favorable valuation of $2.2 million and $800 thousand, respectively;

• Decrease in information technology expenses by $1.8 million reflecting systems integrations expenses related to Scotiabank Acquisition recorded in the prior year quarter; and

• Merger and restructuring charges amounting $2.7 million in 2020 related to the Scotiabank Acquisition.

Non-interest expenses were adversely impacted by:

• Increase in compensation and employee benefits by $1.8 million reflecting $1.2 million of higher stock-based compensation expense and increased compensation for hourly employees; and

• Increase in professional and service fees expenses by $1.7 million mainly due to higher consulting and advisory expenses and legal expenses by $832 thousand and $512 thousand, respectively.

The efficiency ratio improved to 58.59% from 65.69%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the quarters ended September 30, 2021 and 2020 amounted to $505 thousand and $3.8 million, respectively.

Comparison of nine-month periods ended September 30, 2021 and 2020

Non-interest expense was $239.3 million, representing a decrease of 6.6%, or $17.0 million, compared to $256.2 million.

Non-interest expenses were positively impacted by:

• Lower compensation and employee benefits by $2.7 million, reflecting lower employee count and a $1.3 million Covid-19 employee tax credit;

• Decrease in information technology expenses by $2.9 million reflecting systems integrations expenses related to Scotiabank Acquisition recorded during prior year period;

• Improvements in foreclosed real estate and other repossessed assets (income) expenses by $8.6 million reflecting higher valuations and gains on sales on other real estate owned of $1.9 million and $2.9 million, respectively. Also, higher gains on repossessed auto of $1.6 million due to higher demand and volume compared to prior year period;

• Merger and restructuring charges amounting $6.0 million in 2020 related to the Scotiabank Acquisition in the prior year period; and

• Decrease in claims and settlements accruals by $3.6 million.

Non-interest expenses were adversely impacted by:

• Increase in professional and service fees expenses by $2.3 million mainly due to higher legal expenses by $1.8 million.

• Increase in occupancy, equipment, and infrastructure costs by $2.5 million reflecting higher information technology infrastructure expenses by $1.8 million.

The efficiency ratio improved to 60.47% from 66.30%. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the nine-months ended September 30, 2021 and 2020 amounted to $2.6 million and $13.1 million, respectively.

Provision for Credit Losses

Comparison of quarters ended September 30, 2021 and 2020

Based on an analysis of the credit quality and the composition of OFG’s loan portfolio, management determined that the provision for the quarter ended September 30, 2021 was adequate to maintain the allowance for credit losses at an appropriate level to provide for expected credit losses.

Provision for credit losses decreased $18.7 million from $13.7 million to a recapture of $5.0 million resulting from $4.3 million net reserve releases. Net charge-offs for the quarter amounting to $6.0 million included $6.5 million for a previously reserved amount on a commercial loan.

Comparison of nine-month periods ended September 30, 2021 and 2020

Based on an analysis of the credit quality and the composition of OFG’s loan portfolio, management determined that the provision for the nine-month period ended September 30, 2021 was adequate to maintain the allowance for credit losses at an appropriate level to provide for expected credit losses based upon an evaluation of known and inherent risks.

Provision for credit losses decreased $85.5 million from $78.5 million to a recapture of $7.0 million reflecting continued improvement in asset quality trends. Prior year provision included a $39.9 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic.

Income Taxes

Comparison of quarters ended September 30, 2021 and 2020

OFG’s effective tax rate (ETR) was 32.0% in 2021 compared to 18.7% in 2020. The increase in ETR is associated with a higher proportion of exempt income and income taxed at preferential rates in the previous year quarter.

Comparison of nine-month periods ended September 30, 2021 and 2020

OFG’s effective tax rate (ETR) was 32.0% in 2021 compared to 21.4% in 2020. The increase in ETR is associated with a higher proportion of exempt income and income taxed at preferential rates in the previous year.

Business Segments

OFG segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2021 and 2020.

	Quarter Ended September 30, 2021
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$108,479	$7	$3,653	$112,139	$-	$112,139
Interest expense	(8,946)	-	(488)	(9,434)	-	(9,434)
Net interest income	99,533	7	3,165	102,705	-	102,705
Recapture of credit losses	4,815	-	182	4,997	-	4,997
Non-interest income	24,348	8,079	90	32,517	-	32,517
Non-interest expenses	(72,463)	(5,245)	(1,216)	(78,924)	-	(78,924)
Intersegment revenue	616	-	-	616	(616)	-
Intersegment expenses	-	(318)	(298)	(616)	616	-
Income before income taxes	$56,849	$2,523	1,923	$61,295	$-	$61,295
Income tax expense	19,614	-	10	19,624	-	19,624
Net income	$37,235	$2,523	$1,913	$41,671	$-	$41,671
Total assets	$8,116,648	$24,581	$3,558,568	$11,699,797	$(1,092,932)	$10,606,865

	Nine-Month Period Ended September 30, 2021
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$327,167	$25	$9,392	$336,584	$-	$336,584
Interest expense	(31,794)	-	(1,624)	(33,418)	-	(33,418)
Net interest income	295,373	25	7,768	303,166	-	303,166
Recapture of credit losses	5,964	-	1,014	6,978	-	6,978
Non-interest income	71,424	23,584	107	95,115	-	95,115
Non-interest expenses	(222,960)	(13,089)	(3,217)	(239,266)	-	(239,266)
Intersegment revenue	1,714	-	-	1,714	(1,714)	-
Intersegment expenses	-	(911)	(803)	(1,714)	1,714	-
Income before income taxes	$151,515	$9,609	4,869	$165,993	$-	$165,993
Income tax expense	53,089	-	33	53,122	-	53,122
Net income	$98,426	$9,609	$4,836	$112,871	$-	$112,871
Total assets	$8,116,648	$24,581	$3,558,568	$11,699,797	$(1,092,932)	$10,606,865

	Quarter Ended September 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$112,832	$14	$2,091	$114,937	$-	$114,937
Interest expense	(14,092)	-	(1,312)	(15,404)	-	(15,404)
Net interest income	98,740	14	779	99,533	-	99,533
Provision for loan and lease losses	(14,461)	-	792	(13,669)	-	(13,669)
Non-interest income	23,994	7,323	9	31,326	-	31,326
Non-interest expenses	(76,988)	(5,138)	(1,318)	(83,444)	-	(83,444)
Intersegment revenue	769	-	-	769	(769)	-
Intersegment expenses	-	(225)	(544)	(769)	769	-
Income before income taxes	$32,054	$1,974	$(282)	$33,746	$-	$33,746
Income tax expense	6,308	(13)	13	6,308	-	6,308
Net income	$25,746	$1,987	$(295)	$27,438	$-	$27,438
Total assets	$9,367,141	$33,006	$1,725,221	$11,125,368	$(1,106,377)	$10,018,991

	Nine-Month Period Ended September 30, 2020
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$351,933	$46	$8,347	$360,326	$-	$360,326
Interest expense	(44,307)	-	(6,325)	(50,632)	-	(50,632)
Net interest income	307,626	46	2,022	309,694	-	309,694
Provision for loan and lease losses	(77,795)	-	(701)	(78,496)	-	(78,496)
Non-interest income	64,349	21,089	4,490	89,928	-	89,928
Non-interest expenses	(237,943)	(14,819)	(3,485)	(256,247)	-	(256,247)
Intersegment revenue	1,920	-	-	1,920	(1,920)	-
Intersegment expenses	-	(580)	(1,340)	(1,920)	1,920	-
Income before income taxes	$58,157	$5,736	$986	$64,879	$-	$64,879
Income tax expense	9,305	4,506	42	13,853	-	13,853
Net income	$48,852	$1,230	$944	$51,026	$-	$51,026
Total assets	$9,367,141	$33,006	$1,725,221	$11,125,368	$(1,106,377)	$10,018,991

Comparison of quarters ended September 30, 2021 and 2020

Banking

OFG's banking segment net income before taxes increased $24.8 million from $32.1 million to income of $56.8 million, mainly reflecting:

• Decrease in provision for credit losses by $19.3 million, mainly due to current quarter $4.3 million provision release as a result of continued significant improvement in asset quality;

• Lower interest expense from deposits by $5.1 million, mainly related to pricing changes implemented during fourth quarter of 2020 and to the maturity and cancelation of higher cost time and brokered deposits and migration of these time deposits to checking and savings accounts at lower costs;

• An increase of $1.9 million in banking service revenues, mainly from higher fees on deposit accounts, credit and debit cards interchange fees and higher volume of transactions reflecting the impact of the COVID-19 on economic activity last year; and

• An increase of $2.3 million in mortgage-banking activities, as quarterly mortgage-servicing rights valuation and gains on loans sold increased by $1.2 million and $1.0 million, respectively.

The increases in the banking segment’s net income was partially offset by, lower interest income from loans by $4.4 million, reflecting lower average balances in the mortgage and commercial PCD portfolios and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans offset by interest income of $3.4 million from unamortized yield for $95.6 million of forgiven PPP loans.

Wealth Management

Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment increased $549 thousand, mainly from higher broker-dealer sales and trust fees of $265 thousand and $99 thousand, respectively.

Treasury

Treasury segment net income before taxes increased by $2.2 million, mainly reflecting:

• Increase in interest income by $1.6 million, reflecting the purchase of held to maturity securities during current quarter; and

• Decrease in provision for credit losses in US commercial loans by $610 thousand, mainly due to continued asset quality improvements.

Comparison of nine-month periods ended September 30, 2021 and 2020

Banking

OFG's banking segment net income before taxes increased $93.4 million from $58.2 million to $151.5 million, mainly reflecting:

• Decrease in provision for credit losses by $83.8 million, mainly due to updates in macro-economic outlook and continued asset quality improvement, as reflected in charge-off, non-performing, and delinquency rates. Prior year period included a $39.9 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic;

• Lower interest expense from deposits by $12.5 million, mainly related to pricing changes implemented during fourth quarter of 2020 and to the maturity and cancelation of higher cost time and brokered deposits and migration of these time deposits to checking and savings accounts at lower costs;

• An increase of $7.3 million in banking service revenues, mainly from higher fees on deposit accounts, credit and debit cards interchange fees and higher volume of transactions reflecting the impact of the COVID-19 on economic activity last year;

• An increase of $6.1 million in mortgage-banking activities, as net servicing fees and gains on loans sold increased by $3.4 million and $5.1 million, respectively. This increase was offset by higher losses of $2.4 million on repurchased loans as average volume increased during the period; and

• Decrease in non-interest expenses by $15.0 million, mainly in compensation and employee benefits, information technology expenses, foreclosed real estate and other repossessed assets expenses, merger and restructuring, and insurance expenses.

The increases in the banking segment’s net income were partially offset by:

• Lower interest income from loans by $25.0 million, reflecting lower balances in the mortgage and commercial PCD portfolios and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans offset by interest income of $7.0 million from unamortized yield for $310.7 million of forgiven PPP loans.

• A $7.3 million bargain purchase gain from the Scotiabank Acquisition recorded in prior year.

Wealth Management

Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment increased $3.9 million, mainly from higher broker-dealer sales, insurance income and trust fees of $1.3 million, $460 thousand, and $568 thousand, respectively.

Treasury

Treasury segment net income before taxes increased by $3.9 million, mainly reflecting:

• Lower interest expenses in borrowings by $4.7 million, from the maturity and early extinguishment of repurchase agreements during 2020; and

• Decrease in provision for credit losses in US commercial loans by $1.7 million, mainly due asset quality improvements during the current period.

Such increases were partially offset by a gain of $4.7 million on the sales of securities recorded in prior period.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At September 30, 2021, OFG’s total assets amounted to $10.607 billion representing an increase of 7.9%, when compared to $9.826 billion at December 31, 2020. Cash and due from banks and investments portfolios increased by $602.2 million and $443.6 million, respectively, while loans decreased by $218.8 million.

Cash and cash equivalents of $2.756 billion increased by $600.1 million primarily because of the influx of both commercial and retail deposits from increased liquidity in the economy because of government stimulus programs.

OFG’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At September 30, 2021, OFG’s loan portfolio decreased by 3.4% mainly due to loan portfolios run-off. PCD loan portfolio, excluding allowance for credits losses, decreased $244.8 million to $1.527 billion at September 30, 2021. This decrease was offset by loan production in the nine-month period of 2021 of $1.758 billion, compared to $1.245 billion in the year ago period, driven by auto and commercial lending, including $159.0 million PPP loan originations.

Financial Assets Managed

OFG’s financial assets include those managed by OFG’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary manages private retirement plans. At September 30, 2021, the total assets managed by OFG’s trust division and retirement plan administration subsidiary amounted to $3.667 billion, compared to $3.476 billion at December 31, 2020. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2021, total assets gathered by the broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.362 billion, compared to $2.474 billion at December 31, 2020.

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

As of September 30, 2021, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment. Please refer to Note 9 Goodwill and Other Intangible Assets for more information on the annual goodwill impairment test.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	September 30	December 31,	Variance
	2021	2020	%
	(In thousands)
Investments:
FNMA and FHLMC certificates	$570,489	$210,949	170.4%
Obligations of US government-sponsored agencies	1,280	1,606	-20.3%
US Treasury securities	10,875	10,983	-1.0%
CMOs issued by US government-sponsored agencies	27,625	39,214	-29.6%
GNMA certificates	271,828	182,772	48.7%
FHLB stock	7,496	8,278	-9.4%
Other debt securities	2,224	914	143.3%
Other investments	10,456	3,984	162.4%
Total investments	902,273	458,700	96.7%
Loans	6,282,485	6,501,259	-3.4%
Total investments and loans	7,184,758	6,959,959	3.2%
Other assets:
Cash and due from banks (including restricted cash)	2,745,854	2,143,669	28.1%
Money market investments	9,837	11,908	-17.4%
Foreclosed real estate	13,904	11,596	19.9%
Accrued interest receivable	56,815	65,547	-13.3%
Deferred tax asset, net	128,663	162,478	-20.8%
Premises and equipment, net	86,981	83,786	3.8%
Servicing assets	48,227	47,295	2.0%
Goodwill	86,069	86,069	0.0%
Operating lease right-of-use assets	30,625	31,383	-2.4%
Other intangible assets	38,545	45,896	-16.0%
Other assets and customers' liability on acceptances	176,587	176,425	0.1%
Total other assets	3,422,107	2,866,052	19.4%
Total assets	$10,606,865	$9,826,011	7.9%
Investment portfolio composition:
FNMA and FHLMC certificates	63.2%	46.0%
Obligations of US government-sponsored agencies	0.1%	0.4%
US Treasury securities	1.2%	2.4%
CMOs issued by US government-sponsored agencies	3.1%	8.5%
GNMA certificates	30.1%	39.8%
FHLB stock	0.8%	1.8%
Other debt securities and other investments	1.5%	1.1%
	100.0%	100.0%

TABLE 5 - LOAN PORTFOLIO COMPOSITON

	September 30,	December 31,
	2021	2020
	(In thousands)
Loans held for investment:
Commercial	$2,331,056	$2,402,010
Mortgage	2,022,243	2,307,034
Consumer	374,631	391,287
Auto	1,682,933	1,561,802
	6,410,863	6,662,133
Allowance for credit losses	(180,872)	(204,809)
Total loans held for investment	6,229,991	6,457,324
Mortgage loans held for sale	35,031	41,654
Other loans held for sale	17,463	2,281
Total loans, net	$6,282,485	$6,501,259

OFG’s loan portfolio is composed of mortgage, commercial, consumer, and auto loans business products. As shown in Table 5 above, total loans, net, amounted to $6.282 billion at September 30, 2021 and $6.501 billion at December 31, 2020. OFG’s loans held-for-investment portfolio composition and trends were as follows:

• Commercial loan portfolio amounted to $2.331 billion (36.4% of the gross loan portfolio) compared to $2.402 billion (36.1% of the gross loan portfolio) at December 31, 2020. Commercial production, excluding PPP loan production, increased 45.8%, or $79.8 million, and 73.4% or $300.9 million to $254.2 million and $710.8 million in the quarter and nine-month period ended September 30, 2021, respectively, from $174.4 and $409.9 million for the same periods in 2020. PPP loan production decreased $10.3 million and $137.7 million in quarter and nine-months period ended September 30, 2021, respectively, from $10.3 million and $296.7 million for the same periods in 2020, as PPP program was initially launched in the second quarter of 2020 and concluded in 2021.

• Mortgage loan portfolio amounted to $2.022 billion (31.5% of the gross loan portfolio) compared to $2.307 billion (34.6% of the gross originated loan portfolio) at December 31, 2020. Mortgage loan production totaled $85.5 million and $285.2 million for the quarter and nine-month period ended September 30, 2021, respectively, which represents a decrease of 8.7% and an increase of 92.2% from $93.7 million and $148.4 million for the same periods in 2020. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $19.9 million and $56.2 million at September 30, 2021 and December 31, 2020, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

• Consumer loan portfolio amounted to $374.6 million (5.8% of the gross loan portfolio) compared to $391.3 million (5.9% of the gross loan portfolio) at December 31, 2020. Consumer loan production increased 115.0% to $50.6 million and 50.9% to $116.2 million for the quarter and nine-month period ended September 30, 2021, respectively, from $23.5 million and $77.0 million for the same periods in 2020.

• Auto and leasing portfolio amounted to $1.683 billion (26.3% of the gross loan portfolio) compared to $1.562 billion (23.4% of the gross loan portfolio) at December 31, 2020. Auto production increased 6.4% to $165.9 million and 55.6% to $486.3 million in the quarter and nine-month period ended September 30, 2021, respectively, compared to $155.9 million and $312.6 million for the same periods in 2020.

The following table includes the maturities of OFG's lending exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and a loan to a public corporation acquired in the Scotiabank Acquisition. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $281.7 million at September 30, 2021.

TABLE 6 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

September 30, 2021
			Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Public corporations	$1,102	$1,102	$-	$-
Municipalities	86,010	-	34,818	51,192
Total	$87,112	$1,102	$34,818	$51,192

At September 30, 2021, OFG has $87.1 million of direct credit exposure to the Puerto Rico government, a $12.0 million decrease from December 31, 2020.

Credit Risk Management

Allowance for Credit Losses

OFG maintains an allowance for credit losses at a level that management considers adequate to provide for lifetime expected losses based upon an evaluation of known and inherent risks and reasonable and supportable forecasts. OFG’s allowance for credit losses (“ACL”) policy provides for a detailed quarterly analysis of expected credit losses.

On January 1, 2020, OFG adopted the new CECL accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of future expected credit losses over the life of the Company’s relevant financial assets.

Tables 7 through 9 set forth an analysis of activity in the allowance for credit losses for the quarters and nine-month periods ended September 30, 2021 and 2020 and present selected credit loss statistics for September 30, 2021 and December 31, 2020. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Credit Losses” section in the MD&A for a more detailed analysis of provisions for credit losses.

Non-performing Assets

OFG’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 10 and 12). At September 30, 2021, OFG had $123.9 million of non-accrual loans, including $38.8 million PCD loans accounted for under ASU 2016-13, compared to $147.9 million at December 31, 2020.

At September 30, 2021 and December 31, 2020, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-performing assets amounted to $122.5 million and $113.9 million, respectively.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

At September 30, 2021, OFG’s non-performing assets decreased by 10.3% to $148.6 million (1.40% of total assets) from $165.6 million (1.69% of total assets) at December 31, 2020. Foreclosed real estate amounting to $13.9 million at September 30, 2021, increased from $11.6 million at December 31, 2020. Other repossessed assets amounting to $1.5 million at September 30, 2021, decreased from $1.8 million at December 31, 2020. OFG does not expect non-performing loans to result in significantly higher losses. At September 30, 2021, the allowance coverage ratio to non-performing loans was 135.8% (134.6% at December 31, 2020).

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

The following items comprise non-performing loans held for investment, Non-PCD and PCDs:

Commercial loans —At September 30, 2021, OFG’s non-performing commercial loans amounted to $65.3 million (49.0 % of OFG’s non-performing loans), a 16.8% decrease from $78.5 million at December 31, 2020 (51.6% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.

Residential mortgage loans —At September 30, 2021, OFG’s non-performing mortgage loans totaled $53.6 million (40.3% of OFG’s non-performing loans), a 10.1% increase from $48.7 million (32.0% of OFG’s non-performing loans) at December 31, 2020. Non-PCD residential mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.

Consumer loans —At September 30, 2021, OFG’s non-performing consumer loans amounted to $2.2 million (1.7% of OFG’s non-performing loans), a 47.9% decrease from $4.2 million at December 31, 2020 (2.8% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto loans and leases —At September 30, 2021, OFG’s non-performing auto loans and leases amounted to $12.1 million (9.1% of OFG’s total non-performing loans), a decrease of 41.9% from $20.8 million at December 31, 2020 (13.6% of OFG’s total non-performing loans). Non-PCD auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.

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

TABLE 7 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	September 30,	December 31,	Variance
	2021	2020	%
	(In thousands)
Allowance for credit losses:
Non-PCD:
Commercial	$33,240	$45,779	-27.4%
Mortgage	16,867	19,687	-14.3%
Consumer	17,848	25,253	-29.3%
Auto and leases	70,919	70,296	0.9%
Total allowance for credit losses	$138,874	$161,015	$-13.8%

PCD:
Commercial	$11,166	16,405	-31.9%
Mortgage	30,390	26,389	15.2%
Consumer	37	57	-35.1%
Auto and leases	405	943	-57.1%
Total allowance for credit losses	$41,998	43,794	-4.1%

Allowance for credit losses summary
Commercial	$44,406	$62,184	-28.6%
Mortgage	47,257	46,076	2.6%
Consumer	17,885	25,310	-29.3%
Auto and leases	71,324	71,239	0.1%
Total allowance for credit losses	$180,872	$204,809	$-11.7%

Allowance composition:
Commercial	24.6%	30.4%
Mortgage	26.1%	22.5%
Consumer	9.9%	12.4%
Auto and leases	39.4%	34.8%
	100.0%	100.0%

Allowance coverage ratio at end of period:
Commercial	1.9%	2.6%	-26.6%
Mortgage	2.3%	2.0%	17.0%
Consumer	4.8%	6.5%	-26.3%
Auto and leases	4.2%	4.6%	-7.0%
	2.82%	3.1%	-8.1%

Allowance coverage ratio to non-performing loans:
Commercial	68.0%	79.3%	-14.2%
Mortgage	88.1%	94.6%	-6.8%
Consumer	811.9%	599.1%	35.5%
Auto and leases	591.7%	343.1%	72.5%
	135.8%	134.6%	0.9%

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended September 30,		Variance	Nine-Month Period Ended September 30,		Variance
	2021	2020	%	2021	2020	%
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$191,717	$232,701	-17.6%	$204,809	$116,539	75.7%
Impact of ASC 326 adoption	-	-	0.0%	-	89,720	-100.0%
Provision for credit losses	(4,794)	13,182	-136.4%	(6,664)	79,407	-108.4%
Charge-offs	(16,237)	(18,095)	-10.3%	(44,718)	(71,021)	-37.0%
Recoveries	10,186	7,525	35.4%	27,445	20,668	32.8%
Balance at end of period	$180,872	$235,313	-23.1%	$180,872	$235,313	$-23.1%

TABLE 9 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Quarter Ended September 30,		Variance	Nine-Month Period Ended September 30,		Variance
	2021	2020	%	2021	2020	%
	(Dollars in thousands)
Non-PCD:
Mortgage
Charge-offs	$(160)	$(56)	185.7%	$(1,216)	$(659)	84.5%
Recoveries	419	269	55.8%	1,227	527	132.8%
Total	259	213	21.6%	11	(132)	-108.3%
Commercial
Charge-offs	(7,518)	(298)	2422.8%	(8,238)	(4,566)	80.4%
Recoveries	558	253	120.6%	1,983	2,407	-17.6%
Total	(6,960)	(45)	15366.7%	(6,255)	(2,159)	189.7%
Consumer
Charge-offs	(2,370)	(5,114)	-53.7%	(9,736)	(15,316)	-36.4%
Recoveries	894	663	34.8%	2,157	1,750	23.3%
Total	(1,476)	(4,451)	-66.8%	(7,579)	(13,566)	-44.1%
Auto and leases
Charge-offs	(4,989)	(10,123)	-50.7%	(19,242)	(36,476)	-47.2%
Recoveries	5,874	5,950	-1.3%	17,688	13,566	30.4%
Total	885	(4,173)	-121.2%	(1,554)	(22,910)	-93.2%

PCD:
Mortgage
Charge-offs	$(1,008)	$(1,677)	-39.9%	$(5,340)	$(8,998)	-40.7%
Recoveries	641	89	620.2%	971	791	22.8%
Total	(367)	(1,588)	-76.9%	(4,369)	(8,207)	-46.8%
Commercial
Charge-offs	(68)	(293)	-76.8%	(118)	(3,036)	-96.1%
Recoveries	1,316	91	1346.2%	2,183	752	190.3%
Total	1,248	(202)	-717.8%	2,065	(2,284)	-190.4%
Consumer
Charge-offs	-	(61)	-100.0%	(22)	(521)	-95.8%
Recoveries	219	-	100.0%	274	92	197.8%
Total	219	(61)	100.0%	252	(429)	-158.7%
Auto and leases
Charge-offs	(124)	(474)	-73.8%	(806)	(1,449)	-44.4%
Recoveries	265	211	25.6%	962	783	22.9%
Total	141	(263)	-153.6%	156	(666)	-123.4%

Total charge-offs	(16,237)	(18,096)	-10.3%	(44,718)	(71,021)	-37.0%
Total recoveries	10,186	7,526	35.3%	27,445	20,668	32.8%
Net charge-offs	$(6,051)	$(10,570)	-42.8%	$(17,273)	$(50,353)	-65.7%

Net credit losses to average loans outstanding:

Mortgage	0.02%	0.24%	-91.08%	0.27%	0.47%	-42.30%
Commercial	0.97%	0.04%	2334.35%	0.23%	0.25%	-5.68%
Consumer	1.26%	3.94%	-68.17%	2.41%	3.90%	-38.17%
Auto and leases	-0.25%	1.17%	-121.19%	0.12%	2.07%	-94.41%
Total	0.37%	0.62%	-39.91%	0.35%	0.99%	-64.62%
Recoveries to charge-offs	62.73%	41.59%	50.84%	61.37%	29.10%	110.90%
Average Loans Held for Investment
Mortgage	$2,047,272	$2,325,756	-12.0%	$2,145,635	$2,368,855	-9.4%
Commercial	2,360,642	2,484,977	-5.0%	2,402,904	2,403,377	0.0%
Consumer	400,582	457,620	-12.5%	404,672	477,889	-15.3%
Auto and leases	1,657,378	1,518,669	9.1%	1,612,889	1,521,783	6.0%
Total	$6,465,874	$6,787,022	-4.7%	$6,566,100	$6,771,904	-3.0%

TABLE 10 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance
	2021	2020	(%)
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans
Troubled-Debt Restructuring loans	$26,586	$28,297	-6.0%
Other loans	58,537	82,122	-28.7%
Accruing loans
Troubled-Debt Restructuring loans	8,239	3,411	141.5%
Other loans	980	889	10.2%
Total	$94,342	$114,719	-17.8%
PCD[1]	38,828	37,475	3.6%
Total non-performing loans	$133,170	$152,194	-12.5%
Foreclosed real estate	13,904	11,596	19.9%
Other repossessed assets	1,528	1,816	-15.9%
	$148,602	$165,606	-10.3%

Non-performing assets to total assets	1.40%	1.69%	-17.2%
Non-performing assets to total capital	14.10%	15.25%	-7.5%

[1] PCD loans on nonaccrual status

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$634	$855	$1,558	$1,879

TABLE 11 — NON-ACCRUAL LOANS

	September 30,	December 31	Variance
	2021	2020	%
	(Dollars in thousands)
Non-accrual loans:
Non-PCD loans
Commercial	$28,473	$41,999	-32.2%
Mortgage	42,392	43,430	-2.4%
Consumer	2,200	4,224	-47.9%
Auto and leasing	12,055	20,766	-41.9%
	85,120	110,419	-22.9%
PCD loans
Commercial	36,798	36,471	0.9%
Mortgage	2,030	1,003	102.4%
Consumer	-	1	-100.0%
	38,828	37,475	3.6%
Total	$123,948	$147,894	-16.2%
Non-performing loans composition percentages:
Commercial	52.7%	53.1%
Mortgage	35.8%	30.0%
Consumer	1.8%	2.9%
Auto and leasing	9.7%	14.0%
Total	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.93%	2.22%	-13.1%
Allowance for credit losses to non-accrual loans	145.93%	138.48%	5.4%

TABLE 12 - NON-PERFORMING LOANS

	September 30,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial	$28,472	$41,999	-32.2%
Mortgage	51,612	47,730	8.1%
Consumer	2,203	4,224	-47.8%
Auto and leases	12,055	20,766	-41.9%
Total	$94,342	$114,719	-17.8%

PCD
Commercial	$36,798	$36,471	0.9%
Mortgage	2,030	1,003	100.0%
Consumer	-	1	-100.0%
Total	$38,828	$37,475	3.6%
Total non-performing loans	$133,170	$152,194	-12.5%

Non-performing loans composition percentages:
Commercial	49.0%	51.6%
Mortgage	40.3%	32.0%
Consumer	1.7%	2.8%
Auto and leases	9.1%	13.6%
	100.0%	100.0%

Non-performing loans to:
Total loans	2.1%	2.3%	-8.8%
Total assets	1.3%	1.6%	-18.7%
Total capital	12.6%	14.0%	-9.8%

Non-performing loans with partial charge-offs to:
Total loans	0.5%	0.6%	-8.8%
Non-performing loans	25.1%	24.8%	1.2%

Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	181.2%	151.3%	19.7%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	181.4%	179.0%	1.3%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	September 30,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$2,695,993	$2,259,048	19.3%
NOW accounts	2,835,075	2,354,194	20.4%
Savings and money market accounts	2,378,205	1,944,426	22.3%
Certificates of deposit	1,334,324	1,856,400	-28.1%
Total deposits	9,243,597	8,414,068	9.9%
Accrued interest payable	792	1,572	-49.6%
Total deposits and accrued interest payable	9,244,389	8,415,640	9.8%
Borrowings:
Advances from FHLB	62,559	65,561	-4.6%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	375	707	-47.0%
Total borrowings	99,017	102,351	-3.3%
Total deposits and borrowings	9,343,406	8,517,991	9.7%

Other Liabilities:
Securities purchased but not yet received	31,565	-	100.0%
Derivative liabilities	1,136	1,712	-33.6%
Acceptances outstanding	24,371	33,349	-26.9%
Lease liability	32,167	32,566	-1.2%
Other liabilities	120,555	154,418	-21.9%
Total liabilities	$9,553,200	$8,740,036	9.3%
Deposits portfolio composition percentages:
Non-interest bearing deposits	29.2%	26.8%
NOW accounts	30.7%	28.0%
Savings and money market accounts	25.7%	23.1%
Certificates of deposit	14.4%	22.1%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	63.2%	64.1%
Other term notes	0.4%	0.7%
Subordinated capital notes	36.4%	35.2%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$-	$-
Daily average outstanding balance	$-	$50,492
Maximum outstanding balance at any month-end	$-	$190,000

Liabilities and Funding Sources

As shown in Table 13 above, at September 30, 2021, OFG’s total liabilities were $9.553 billion, 9.3% more than the $8.740 billion reported at December 31, 2020. Deposits and borrowings, OFG’s funding sources, amounted to $9.343 billion at September 30, 2021 versus $8.518 billion at December 31, 2020, a 9.7% increase, mainly from higher core deposits by $1.352 billion, while time deposits, brokered deposits and borrowings decreased by $509.2 million, $13.6 million and $3.3 million, respectively.

At September 30, 2021, deposits represented 99% and borrowings represented 1% of interest-bearing liabilities. At September 30, 2021, deposits, the largest category of OFG’s interest-bearing liabilities, were $9.244 billion, an increase of 9.8% from $8.416 billion at December 31, 2020, reflecting higher commercial deposits from existing and new clients and higher retail deposits as a result of increased liquidity in the economy from government stimulus.

Borrowings consist mainly of FHLB-NY advances and subordinated capital notes. The overall declines in time deposits, brokered deposits and borrowings are part of the strategy to replace higher cost funding with lower cost core deposits.

Stockholders’ Equity

At September 30, 2021, OFG’s total stockholders’ equity was $1.054 billion, a 3.0% decrease when compared to $1.086 billion at December 31, 2020. This reduction in stockholders’ equity reflects decrease in preferred stock of $92.0 million due to the Series A, Series B and Series D preferred stock redemptions, in accumulated other comprehensive income, net of tax, of $2.4 million, and in treasury stock of $37.9 million due to repurchases of $41.2 million, as part of buy back program of $50 million implemented during the quarter ended September 30, 2021. Decrease was offset by, increase in legal surplus of $11.2 million, in retained earnings of $75.6 million, and additional paid-in capital of $13.2 million. Book value per share was $21.08 at September 30, 2021 compared to $19.54 at December 31, 2020.

From December 31, 2020 to September 30, 2021, tangible common equity to tangible total assets decreased from 9.00% to 8.86%, leverage capital ratio decreased from 10.30% to 9.33%, tier 1 risk-based capital ratio decreased from 14.78% to 14.03%, and total risk-based capital ratio decreased from 16.04% to 15.28%, as a result of the preferred stock redemptions and stock repurchase program. Common equity tier 1 capital ratio increased from 13.08% to 13.52% from net income during the nine-month period ended September 30, 2021, partially offset by the stock repurchase program.

Regulatory Capital

OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2021, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

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

The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of September 30, 2021 and December 31, 2020, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at September 30, 2021 and December 31, 2020:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA
	September 30,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,053,665	$1,085,975	-3.0%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	13.52%	13.08%	3.4%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$931,885	894,075	4.2%
Minimum common equity tier 1 capital required	$310,196	307,703	0.8%
Minimum capital conservation buffer required (2.5%)	$172,331	170,946	0.8%
Excess over regulatory requirement	$449,357	415,426	8.2%
Risk-weighted assets	$6,893,254	6,837,846	0.8%
Tier 1 risk-based capital ratio	14.03%	14.78%	-5.1%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$966,885	$1,010,945	-4.4%
Minimum tier 1 risk-based capital required	$413,595	$410,271	0.8%
Minimum capital conservation buffer required (2.5%)	$172,331	170,946	0.8%
Excess over regulatory requirement	$380,959	$429,728	-11.3%
Risk-weighted assets	$6,893,254	$6,837,846	0.8%
Total risk-based capital ratio	15.28%	16.04%	-4.7%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,053,185	$1,096,766	-4.0%
Minimum total risk-based capital required	$551,460	$547,028	0.8%
Minimum capital conservation buffer required (2.5%)	$172,331	170,946	0.8%
Excess over regulatory requirement	$329,394	$378,972	-13.1%
Risk-weighted assets	$6,893,254	$6,837,846	0.8%
Leverage capital ratio	9.33%	10.30%	-9.5%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$966,885	$1,010,945	-4.4%
Minimum tier 1 capital required	$414,708	$392,424	5.7%
Excess over regulatory requirement	$552,177	$618,521	-10.7%
Tangible common equity to total assets	8.76%	8.88%	-1.4%
Tangible common equity to risk-weighted assets	13.48%	12.75%	5.7%
Total equity to total assets	9.93%	11.05%	-10.1%
Total equity to risk-weighted assets	15.29%	15.88%	-3.8%
Stock data:
Outstanding common shares	49,977,236	51,387,071	-2.7%
Book value per common share	$21.08	$19.54	7.9%
Tangible book value per common share	$18.59	$16.97	9.5%
Market price at end of period	$25.22	$18.54	36.0%
Market capitalization at end of period	$1,260,426	$952,716	32.3%

The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(In thousands, except share or per share information)
Total stockholders' equity	$1,053,665	$1,085,975
Preferred stock	-	(92,000)
Preferred stock issuance costs	-	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(29,468)	(34,983)
Customer relationship intangible	(8,934)	(10,629)
Other intangibles	(143)	(284)
Total tangible common equity (non-GAAP)	$929,051	$872,140
Total assets	10,606,865	9,826,011
Goodwill	(86,069)	(86,069)
Core deposit intangible	(29,468)	(34,983)
Customer relationship intangible	(8,934)	(10,629)
Other intangibles	(143)	(284)
Total tangible assets	$10,482,251	$9,694,046
Tangible common equity to tangible assets	8.86%	9.00%
Common shares outstanding at end of period	49,977,236	51,387,071
Tangible book value per common share	$18.59	$16.97

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

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	September 30,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$931,885	$894,075	4.2%
Additional tier 1 capital	35,000	116,870	-70.1%
Tier 1 capital	966,885	1,010,945	-4.4%
Additional Tier 2 capital	86,300	85,820	0.6%
Total risk-based capital	$1,053,185	$1,096,765	-4.0%
Risk-weighted assets:
Balance sheet items	$6,312,427	$6,338,524	-0.4%
Off-balance sheet items	580,827	499,322	16.3%
Total risk-weighted assets	$6,893,254	$6,837,846	0.8%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	13.52%	13.08%	3.4%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.03%	14.78%	-5.1%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.28%	16.04%	-4.7%
Leverage ratio (minimum required - 4%)	9.33%	10.30%	-9.4%
Equity to assets	9.93%	11.05%	-10.1%
Tangible common equity to assets	8.76%	8.88%	-1.4%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2021 and December 31, 2020:

	September 30,	December 31,	Variance
	2021	2020	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.45%	14.06%	-4.3%
Actual common equity tier 1 capital	$921,975	$956,845	-3.6%
Minimum capital requirement (4.5%)	$308,528	$306,206	0.8%
Minimum capital conservation buffer requirement (2.5%)	$171,404	$170,114	0.8%
Minimum to be well capitalized (6.5%)	$445,651	$442,297	0.8%
Tier 1 Capital to Risk-Weighted Assets	13.45%	14.06%	-4.3%
Actual tier 1 risk-based capital	$921,975	$956,845	-3.6%
Minimum capital requirement (6%)	$411,370	$408,274	0.8%
Minimum capital conservation buffer requirement (2.5%)	$171,404	$170,114	0.8%
Minimum to be well capitalized (8%)	$548,493	$544,366	0.8%
Total Capital to Risk-Weighted Assets	14.70%	15.32%	-4.0%
Actual total risk-based capital	$1,007,817	$1,042,255	-3.3%
Minimum capital requirement (8%)	$548,493	$544,366	0.8%
Minimum capital conservation buffer requirement (2.5%)	$171,404	$170,114	0.8%
Minimum to be well capitalized (10%)	$685,617	$680,457	0.8%
Total Tier 1 Capital to Average Total Assets	8.96%	9.81%	-8.7%
Actual tier 1 capital	$921,975	$956,845	-3.6%
Minimum capital requirement (4%)	$411,478	$390,304	5.4%
Minimum to be well capitalized (5%)	$514,348	$487,879	5.4%

OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At September 30, 2021 and December 31, 2020, OFG’s market capitalization for its outstanding common stock was $1.260 billion ($25.22 per share) and $952.7 million ($18.54 per share), respectively.

The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2021
September 30, 2021	$25.66	$20.04	$0.12
June 30, 2021	$25.14	$21.61	$0.08
March 31, 2021	$22.93	$16.48	$0.08
2020
December 31, 2020	$18.54	$12.59	$0.07
September 30, 2020	$14.35	$12.12	$0.07
June 30, 2020	$15.10	$9.38	$0.07
March 31, 2020	$23.50	$9.32	$0.07
2019
December 31, 2019	$23.61	$20.00	$0.07
September 30, 2019	$24.20	$19.84	$0.07
June 30, 2019	$23.77	$18.78	$0.07
March 31, 2019	$21.24	$16.37	$0.07

In July 2021, the Company announced the approval by the Board of Directors of a stock repurchase program to purchase an additional $50 million of the Company’s common stock in the open market.

Under OFG’s stock repurchase program in effect at September 30, 2021, it was authorized to purchase in the open market up to $50.0 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by OFG as treasury shares. During the nine-month period ended September 30, 2021, OFG repurchased 1,684,921 shares under this program for a total of $40.2 million, at an average price of $23.83 per share. During the nine-month period ended September 30, 2020, OFG repurchased 175,000 shares under this program for a total of $2.2 million, at an average price of $12.69 per share. OFG did not repurchase any shares of its common stock in the quarters and nine-month periods ended on September 30, 2021 and 2020, other than through its publicly announced stock repurchase program.

At September 30, 2021, the number of shares that may yet be purchased under such program is estimated at 390,652 and was calculated by dividing the remaining balance of $9.8 million by $25.22 (closing price of OFG's common stock at September 30, 2021).

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

These simulations are complex and use many assumptions that are intended to reflect the general behavior of OFG over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2021 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$32,476	8.57%	$24,568	5.57%
+ 100 Basis points	$16,431	4.34%	$12,532	2.84%
- 50 Basis points	$(6,569)	-1.73%	$(7,427)	-1.68%

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of September 30, 2021.

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

Following is a summary of certain strategies, including derivative activities, currently used by OFG to manage interest rate risk:

Interest rate swaps and wholesale borrowings — OFG uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix OFG’s interest payments on these borrowings. As of September 30, 2021, OFG had $28.9 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $62.6 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis. A derivative liability of $1.1 million was recognized at September 30, 2021 related to the valuation of these swaps.

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

OFG may also encounter risk of default in relation to its securities portfolio. The securities held by OFG are mostly agency mortgage-backed securities. Thus, these instruments are guaranteed by mortgages, a U.S. government-sponsored entity, or the full faith and credit of the U.S. government.

OFG’s executive Credit Risk Team, composed of its Chief Operating Officer, Chief Risk and Compliance Officer, and other senior executives, has primary responsibility for setting strategies to achieve OFG’s credit risk goals and objectives. Those goals and objectives are set forth in OFG’s Credit Policy as approved by the Board.

In the year 2020, the Covid-19 pandemic negatively impacted economic activity in Puerto Rico, the U.S. and around the world. To provide relief to individuals and businesses in the U.S., the government enacted several economic stimulus packages, including the CARES Act, the Coronavirus Response and Relief Supplemental Appropriations Act, and the American Rescue Plan. The federal banking regulatory agencies also issued interagency guidance to financial institutions working with borrowers affected by Covid-19. Stimulus funds have provided significant liquidity to businesses and individuals, and, during the nine-month period ended September 30, 2021, Puerto Rico is experiencing signs of economic revival and asset quality trends continue to improve.

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

OFG’s business requires continuous access to various funding sources. While OFG is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of September 30, 2021, OFG had $11.4 million in brokered deposits.

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

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.298 billion at September 30, 2021 as compared to $1.134 billion at December 31, 2020, while letters of credit provided to customers increased to $35.6 million as compared to $19.7 million at December 31, 2020. Loans sold with recourse at September 30, 2021 and December 31, 2020 amounted to $124.9 million and $135.3 million, respectively. In addition, at September 30, 2021 and December 31, 2020, OFG maintained other non-credit commitments amounting to $10.1 million and $9.0 million, respectively, primarily for the acquisition of other investments.

Our liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the Covid-19 pandemic. Requests for loan payment deferrals rose in the second quarter of 2020. Nevertheless, most payment deferrals ended in the third quarter of 2020, with only 0.7% of total loans remaining at September 30, 2021 compared to 30% at September 30, 2020. Even though OFG’s liquidity has been impacted by loan principal and interest payment deferrals that have been granted for certain customers due to Covid-19, liquidity has been growing from the federal stimulus programs Puerto Rico is receiving following 2017’s Hurricane Maria, the early 2020 earthquakes, and now the Covid-19 pandemic. In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government agency (FNMA). Additionally, liquidity could be adversely impacted if customers withdraw significant deposit balances due to Covid-19 concerns.

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

As of September 30, 2021, OFG had approximately $2.8 billion in unrestricted cash and cash equivalents, $571.3 million in investment securities that are not pledged as collateral, and $700.5 million in borrowing capacity at the FHLB-NY.

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

Internal Control over Financial Reporting

There have not been any changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

In July 2021, the Company announced the approval by the Board of Directors of a stock repurchase program to purchase $50 million of the Company’s common stock in the open market.

Any shares of common stock repurchased are held by the Company as treasury shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the nine-month period ended September 30, 2021, the Company purchased 1,684,921 shares under this program for a total of $40.2 million, at an average price of $23.83 per share.

The following table presents the shares repurchased for each month during the nine-month period ended September 30, 2021, excluding the months during which no shares were purchased as part of the stock repurchase program:

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number of	Average price paid	as part of publicly	that may yet be purchased
Period	shares purchased	per share	announced programs	under the programs
	(In thousands, except per share data)
August 1-31, 2021	1,100	$23.85	1,100	$23,768
September 1-30, 2021	585	23.78	585	9,839
Nine month period ended September 30, 2021	1,685	$23.83	1,685	$9,839

The number of shares that may yet be purchased under the current $50 million program is estimated at 390,652 and was calculated by dividing the remaining balance of $9.8 million by $25.22 (closing price of the Company’s common stock at September 30, 2021). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the nine month period ended September 30, 2021.

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

ITEM 6. EXHIBITS

Exhibit No. Description of Document:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101 The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: November 5, 2021
José Rafael Fernández
Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Date: November 5, 2021
Maritza Arizmendi Díaz
Chief Financial Officer
By:	/s/ Krisen Aguirre Torres	Date: November 5, 2021
Krisen Aguirre Torres
Director, Reporting and Accounting Control