Form 10-K
period 2021-12-31
OFG BANCORP
filed 2022-02-25
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $1.143 billion as of June 30, 2021 based upon 51,660,507 shares outstanding and the reported closing price of $22.12 on the New York Stock Exchange on that date.
As of January 31, 2022, the Company had 48,947,931 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement relating to the 2022 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp
FORM 10-K
Year Ended December 31, 2021

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
These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which by their nature are beyond OFG’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:
•the rate of growth in the economy and employment levels, inflationary pressures or recessionary conditions, as well as general business and economic conditions;
•changes in interest rates, as well as the magnitude of such changes;
•a credit default by municipalities of the government of Puerto Rico;
•amendments to the fiscal plan approved by the Financial Oversight and Management Board for Puerto Rico;
•determinations in the court-supervised debt-restructuring process under Title III of PROMESA for the Puerto Rico government and all of its agencies, including some of its public corporations, as well as the ability to successfully implement any court-approved plan of adjustment;
•unforeseen or catastrophic events, including extreme weather events, other natural disasters, man-made disasters or the emergence of pandemics, which could cause a disruption in our operations or other adverse consequences for our business;
•the impact of property, credit and other losses in Puerto Rico as a result of hurricanes, earthquakes and other natural disasters;
•the amount of government, private and philanthropic financial assistance for the reconstruction of Puerto Rico’s critical infrastructure, which suffered catastrophic damages caused by hurricane Maria in 2017 and earthquakes in 2020;
•the pace and magnitude of Puerto Rico’s economic recovery;
•the fiscal and monetary policies of the federal government and its agencies;
•changes in federal bank regulatory and supervisory policies, including with respect to required levels of capital;
•the relative strength or weakness of the commercial and consumer credit sectors and the real estate market in Puerto Rico;
•the performance of the stock and bond markets;
•competition in the financial services industry;
•possible legislative, tax or regulatory changes;
•the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the Covid-19 pandemic and its impact on the United States, Puerto Rico, and/or global economy, financial market conditions and our business, results of operations and financial condition;

•the impact of the actions taken by federal and local governmental authorities to try and contain the Covid-19 virus and its variants or address the impact of the virus on the United States and Puerto Rico economy, and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers; and
•factors beyond our control such as continued waves of Covid-19 cases, the severity and contagiousness of new variants, severe weather conditions, natural disasters, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect delinquency rates, loan and receivable balances and other aspects of our business and results of operations.
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
All forward-looking statements included in this annual report on Form 10-K are based upon information available to OFG as of the date of this report, and other than as required by law, including the requirements of applicable securities laws, OFG assumes no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1. BUSINESS
General
OFG Bancorp (“OFG”) is a financial holding company headquartered in San Juan, Puerto Rico. OFG is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “BHC Act”) and accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). OFG’s principal subsidiary is Oriental Bank (“Oriental” or the “Bank”), an FDIC insured Puerto Rico commercial bank founded as a federal savings and loan in 1964.

OFG provides comprehensive banking and financial services and solutions to its clients through Oriental and various other subsidiaries, including commercial, consumer, auto, leasing, and mortgage lending; checking and savings accounts; financial planning, insurance, financial services, and securities brokerage; and corporate and individual trust and retirement services. OFG operates through three major business segments: Banking, Wealth Management, and Treasury. OFG provides most of its products and services to clients in Puerto Rico and U.S. Virgin Islands (the “USVI”) and certain loan products in the continental United States. OFG provides these services through various subsidiaries, including a commercial bank, Oriental Bank, a securities broker-dealer, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company organized under the laws of the Cayman Islands in 2021, OFG Reinsurance Ltd (“OFG Reinsurance”), a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), and a commercial lender, OFG USA LLC (“OFG USA”), which is a subsidiary of the Bank. Most of our subsidiaries are based in San Juan, Puerto Rico and the USVI, except for OPC which is based in Boca Raton, Florida, OFG USA which is based in Cornelius, North Carolina, and OFG Reinsurance which is based in the Cayman Islands. In addition, OFG organized and owns OFG Ventures LLC, a Delaware limited liability company, which holds certain equity investments. OFG has 50 branches in Puerto Rico and 2 branches in the USVI.

OFG’s mission is to make possible the progress of our customers, employees, shareholders, and communities we serve. OFG has been deploying its Digital First strategy to achieve this mission. Our strategy highly differentiates OFG through a sales and service business model and culture that emphasizes convenience and accessibility through digital channels while creating a simple, self-service and enjoyable customer experience. OFG strives to proactively identify the customer’s objectives and needs to offer value added services, that help them achieve financial progress and well-being. Our promise is to provide financial services and solutions that are “Rápido, Fácil y Bien Hecho” (“Fast, Easy and Well Done”). This Digital First vision is anchored on four main pillars:

•Digital: All customers interactions are on digital channels that are (a) always available, (b) with low friction, (c) low effort, (d) consistent (e) self-service with instant results with customers controlling how and when to transact.

•Banking services are (a) low latency, (b) trouble free, (c) secure, (d) automated and (e) efficient with employees always looking for continuous improvement in achieving better and more efficient processes.

•Relationships and Interactions: Interactions with expert bankers limited to most complex situations and can be over digital mediums. Branches transformed from a place mainly for transactions to a place where advice and business development are primarily provided.

•Data and Insight: Readily available, timely insights that helps customers to monitor and manage their finances. Our banking experts use insights from data to proactively help customers achieve their life goals and aspirations.

Our strategy to become a digital first bank will continue to be carried by investing in our:

•Technology to make systems and processes oriented to provide digital customer service interactions above all else aiming for self-service to become the norm.
•People to attract, retain, and develop people with necessary capabilities and skills for digital transformation with a strong customer service orientation, flexibility, and good collaboration skills, in addition to technical capabilities needed for specific jobs.

•Analytics to enhance our vision, empower business and drive profitability by anticipating our customers’ needs and proactively offer them solutions.

•Business Development to build an engine of growth with intelligence of customer behavior and experience across the whole sales process from awareness to the final purchase and amplify digital sales models.
OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuously improving our already effective asset-liability management, growing non-interest revenue from banking and financial services, and achieving greater operating efficiencies. OFG’s key drivers are:
•Build relationships with customers by refining service delivery and providing innovative banking technologies for day-to-day customer transactions, and achieving sustainable levels of differentiation in the market;
•Further grow and improve performance in all operating areas;
•Continue to invest for the future in transforming our business model, emphasize customer experience, further simplifying operations, improving efficiencies and enhancing our ability to serve customers;
•Focusing on greater growth in commercial and retail lending and financial services; and
•Implementing a broad ranging effort to instill in employees and make customers aware of OFG’s determination to effectively serve and advise its customer base in a responsive and professional manner.

OFG’s principal funding source is branch deposits. Through its branch network, Oriental offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically, adjusting the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, the applicable market benchmarks, and mainland U.S. market interest rates.
Segment Disclosure
OFG has three reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organizational structure, nature of products, distribution channels and economic characteristics of the products or services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established annual goals involving different financial parameters such as net income, interest rate spread, loan production, and fees generated.
For detailed information regarding the performance of OFG’s operating segments, please refer to Note 29 – Business Segments in OFG’s accompanying consolidated financial statements.
Banking Activities
The Bank, OFG’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 50 branches throughout Puerto Rico and 2 branches in the USVI. As an FDIC-insured Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, consumer, and mortgage lending, savings and time deposit products, wealth management services, and corporate and individual trust services, and capitalizes on its retail banking network to provide commercial and mortgage lending products to its clients. The Bank has an operating subsidiary, OFG USA, which is organized in Delaware. It also has two international banking entities (each an “IBE”) organized in Puerto Rico pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), a unit operating within the Bank, named Oriental Overseas (the “IBE Unit”), and the other is a wholly-owned subsidiary of the Bank, named Oriental International Bank, Inc. (the “IBE Subsidiary”). The IBE Unit and IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.
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
OFG’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates Federal Housing Administration (“FHA”) insured mortgages, Veterans Administration (“VA”) guaranteed mortgages, and Rural Housing Service (“RHS”) guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA and FHLMC mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio and has a subservicing arrangement with a third party for a portion of its acquired loan portfolio. OFG services most of its mortgage loan portfolio.
Loan Underwriting
Auto loans and leases: OFG provides financing for the purchase of new or used motor vehicles. These loans are generated mainly through dealers authorized and approved by the auto credit department of OFG. The auto credit department has the specialized structure and resources to provide the service required for this product according to market demands and trends. The auto loan credit policy establishes specific guidance and parameters for the underwriting and origination processes. Underwriting procedures, lending limits, interest rate approval, insurance coverage, Fair Isaac Corporation (“FICO”) score, and automobile brand restrictions are some parameters and internal controls implemented to ensure the quality and profitability of the auto loan portfolio. The proprietary credit scoring system is a fundamental part of the decision process.
Consumer loans: Consumer loans include personal loans, credit cards, lines of credit and other loans made by the Bank to individual borrowers. All loan originations must be underwritten in accordance with OFG’s underwriting criteria and include an assessment of each borrower’s personal financial condition, including verification of income, assets, FICO score, and credit reports. The proprietary credit scoring system is a fundamental part of the decision process.
Residential mortgage loans: All loan originations, regardless of whether originated through OFG’s retail banking network or purchased from third parties, must be underwritten in accordance with OFG’s underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, FICO score, investor requirements, and title insurance and property appraisal requirements. OFG’s mortgage underwriting standards comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, as applicable. OFG’s underwriting personnel, while operating within OFG’s loan offices, make underwriting decisions independent of OFG’s mortgage loan origination personnel.
Commercial loans: Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, OFG’s analysis of the credit risk focuses heavily on the borrower’s debt-repayment capacity. Commercial term loans generally have terms from one to five years, may be collateralized by the asset being acquired, real estate, or other available assets, and bear interest rates that float with the prime rate, LIBOR or another established index, or are fixed for the term of the loan. Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured primarily by real estate, accounts receivables or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with a base rate, the prime rate, LIBOR, or another established index.
Sale of Loans and Securitization Activities
OFG may engage in the sale or securitization of the residential mortgage loans that it originates. OFG is an approved issuer of GNMA-guaranteed mortgage-backed securities which involves the packaging of FHA loans, RHS loans and VA loans into pools. OFG can also act as issuer in the case of conforming conventional loans which involves grouping these types of loans into pools and issuing FNMA or FHLMC mortgage-backed securities. The issuance of mortgage-backed securities provides OFG with the flexibility of either selling the security into the open market or retaining it on books. In the case of conforming conventional loans, OFG may also sell such loans through the FNMA and FHLMC cash window programs.

Wealth Management Activities
Wealth management activities at OFG are generated by four wholly-owned subsidiaries and a division of the Bank. These activities include such businesses as securities brokerage, insurance agency, captive reinsurance, pension plan administration and servicing, trust services, and other financial services.
Oriental Financial Services LLC, a Puerto Rico limited liability company, is Oriental’s subsidiary engaged in securities brokerage and investment advisory activities. It operates in accordance with Oriental’s strategy of providing retail and institutional clients fully integrated financial solutions which can include a variety of investment alternatives such as tax-advantaged fixed income securities, mutual funds, stocks, and bonds. It also offers separately-managed accounts and mutual fund asset allocation programs sponsored by unaffiliated professional asset managers. These services are designed to meet each client’s specific needs and preferences, including transaction-based pricing and asset-based fee pricing. It has managed and participated in public offerings and private placements of debt and equity securities in Puerto Rico and has engaged in municipal securities business with the Commonwealth of Puerto Rico and its instrumentalities, municipalities, and public corporations. Oriental Financial Services, a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oriental Financial Services does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3). It clears securities transactions through Pershing LLC, a clearing agent that carries the accounts of its customers on a “fully disclosed” basis.
Oriental Insurance LLC, a Puerto Rico limited liability company, is Oriental’s subsidiary engaged in insurance agency services in Puerto Rico. It provides Oriental with cross-marketing opportunities under the legal framework established by the financial modernization legislation. Oriental Insurance currently earns commissions by acting as a licensed insurance agent in connection with the issuance of insurance policies by unaffiliated insurance companies and continues to cross market its services to Oriental’s existing customer base.
OFG Reinsurance Ltd., a Cayman Islands company, is Oriental’s subsidiary engaged in the reinsurance business. It reinsures credit insurance policies on consumer loans originated at Oriental Bank, as well as personal accident and health policies underwritten by unaffiliated insurers.
Oriental Pension Consultants Inc., a Florida corporation, is Oriental’s subsidiary engaged in the administration and servicing of retirement plans in the U.S., Puerto Rico, and the Caribbean.
Corporate and individual trust services are provided by Oriental Trust, the Bank’s trust division.
Treasury Activities
Treasury activities encompass all of the Company’s treasury-related functions. OFG’s investment portfolio consists of mortgage-backed securities, obligations of U.S. government-sponsored agencies, U.S. Treasury securities and money market instruments. U.S. agency mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and could be either retained as AFS securities or resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of those pools is guaranteed by GNMA, FNMA or FHLMC.
Market Area and Competition
The main geographic business and service area of OFG is Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the U.S. OFG also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. OFG encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that OFG has been able to compete effectively for deposits and loans by offering a variety of transactional account products and loans with competitive terms, emphasizing the quality of its service and its innovative banking technologies. OFG’s ability to originate loans depends primarily on the services that it provides to its borrowers, in making prompt credit decisions, and on the rates and fees that it charges.
OFG continues to develop commercial relationships in the United States, as it launched in late 2017 the U.S. commercial loan program. This program, through its internally developed and managed relationship with commercial and investment banks across the United States, engages primarily in the activities of purchasing participations in credit facilities through underwriting and portfolio management of commercial and industrial loans to middle-market and lower middle-market commercial borrowers in the mainland United States.

As part of the Scotiabank PR & USVI Acquisition on December 31, 2019, OFG began to operate in the USVI with the intention to grow the business acquired in such jurisdiction.
Regulation and Supervision
General
OFG is a financial holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act, as amended by the Gramm-Leach-Bliley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that a bank holding company and all of the subsidiary banks controlled by it at the time of election must be and remain at all times “well capitalized” and “well managed.”
OFG elected to be treated as a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under that law, if OFG fails to meet the requirements for being a financial holding company and is unable to correct such deficiencies within certain prescribed time periods, the Federal Reserve Board could require OFG to divest control of its depository institution subsidiary or alternatively cease conducting activities that are not permissible for bank holding companies that are not financial holding companies.
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
OFG is required to file with the Federal Reserve Board and the U.S Securities and Exchange Commission (the “SEC”) periodic reports and other information concerning its own business operations and those of its subsidiaries. In addition, Federal Reserve Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has the authority to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.
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
OFG’s mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing, servicing and selling of mortgage loans and the sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisal reports, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. OFG is also subject to regulation by the OCFI with respect to, among other things, licensing requirements and maximum origination fees on certain types of mortgage loan products.
OFG and its subsidiaries are subject to the rules and regulations of certain other regulatory agencies. Oriental Financial Services, as a registered broker-dealer, is subject to the supervision, examination and regulation of FINRA, the SEC, and the OCFI in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees, and obligations to customers. As a registered investment adviser, it is subject to the supervision, examination and regulation of the SEC in connection with its advisory activities and is subject to custody, disclosure, books and records, contractual and other requirements.
Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico in matters relating to insurance sales, including but not limited to, licensing of employees, sales practices, charging of commissions and reporting requirements.
OFG Reinsurance is subject to regulation by the Cayman Islands Monetary Authority ("CIMA"). The laws and regulations of the Cayman Islands require that, among other things, OFG Reinsurance maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that OFG Reinsurance is subject to may also restrict the ability of OFG Reinsurance to write insurance and reinsurance policies, make certain investments and distribute funds. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject it to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act implemented a variety of far-reaching changes and has been described as the most sweeping reform of the financial services industry since the 1930’s. It has a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (iii) increased capital and liquidity requirements; (iv) increased regulatory examination fees; (v) changes to assessments to be paid to the FDIC for federal deposit insurance; (vi) prohibiting bank holding companies, such as OFG, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (vii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that affect most U.S. publicly traded companies, including OFG. A few provisions of the Dodd-Frank Act became effective immediately, while various provisions have become effective in stages. Many of the requirements called for in the Dodd-Frank Act have been implemented over time and most are subject to implementing regulations.
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
Holding Company Structure
The Bank is subject to restrictions under federal laws that limit the transfer of funds to its affiliates (including OFG), whether in the form of loans, other extensions of credit, investments or asset purchases, among others. Such transfers are limited to 10% of the transferring institution’s capital stock and surplus with respect to any affiliate (including OFG), and, with respect to all affiliates, to an aggregate of 20% of the transferring institution’s capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts, carried out on an arm’s length basis, and consistent with safe and sound banking practices.
Under the Dodd-Frank Act, a bank holding company, such as OFG, must serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. This support may be required at times when, absent such requirement, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of OFG.
Since OFG is a financial holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank) except to the extent that OFG is a creditor with recognized claims against the subsidiary.
Dividend Restrictions
The principal source of funds for OFG is the dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the “Banking Act”), the Federal Deposit Insurance Act, as amended (the “FDIA”), and the FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than its receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance, in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.
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
Federal Home Loan Bank System

The FHLB system, of which the Bank is a member, consists of 11 regional FHLBs supervised and regulated by the Federal Housing Finance Agency. The FHLB serves as a credit facility for member institutions within their assigned regions. They are funded primarily by raising funds in the global financial markets and then lending in the form of advances (loans) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

As a system member, the Bank is entitled to borrow from the FHLB of New York (the “FHLB-NY”) and is required to invest in FHLB membership and activity-based stock. The Bank must purchase membership stock equal to the greater of $1,000 or 0.125% of certain mortgage-related assets held by the Bank. The Bank is also required to purchase activity-based stock equal to 4.50% of outstanding advances to the Bank by the FHLB. The Bank is in compliance with the membership and activity-based stock ownership requirements described above. All loans, advances and other extensions of credit made by the FHLB to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments, and the capital stock of the FHLB held by the Bank.

Regulatory Capital Requirements
Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act, which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment generally excludes certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital. However, such instruments issued before May 19, 2010 by a bank holding company, such as OFG, with total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendments, are “grandfathered” under such capital rules, and may continue to be included in tier 1 Capital as a restricted core capital element.
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
In July 2019, the federal banking regulatory agencies adopted a final rule, pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996, that simplifies for banking organizations following non-advanced approaches, as OFG, the regulatory capital treatment for mortgage servicing assets (“MSAs”) and certain deferred tax assets arising from temporary differences (temporary difference DTAs). It increases common equity tier 1 capital threshold deductions from 10% to 25% and removes the aggregate 15% common equity tier 1 threshold deduction. However, it retains the 250% risk weight applicable to non-deducted amounts of MSAs and temporary difference DTAs. In November 2019, the agencies jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020 or wait until the quarter beginning April 1, 2020. OFG elected to early implement the simplifications to the capital rule on January 1, 2020.
Failure to meet the capital rules could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2021, OFG was in compliance with all applicable capital requirements. For more information, please refer to the accompanying consolidated financial statements.
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
The Basel III capital rules expand such categories by introducing a common equity tier 1 capital requirement for all depository institutions, revising the minimum risk-based capital ratios and, beginning in 2018, the proposed supplementary leverage requirement for advanced approaches banking organizations. The common equity tier 1 capital ratio is a minimum requirement designed to ensure that banking organizations hold sufficient high-quality regulatory capital that is available to absorb losses on a going-concern basis. Under such rules, an insured depository institution is:
(i)“well capitalized,” if it has a total risk-based capital ratio of 10% or more, a tier 1 risk-based capital ratio of 8% or more, a common equity tier 1 capital ratio of 6.5% or more, and a tier 1 leverage capital ratio of 5% or more, and is not subject to any written capital order or directive;
(ii)“adequately capitalized,” if it has a total risk-based capital ratio of 8% or more, a tier 1 risk-based capital ratio of 6% or more, a common equity tier 1 capital ratio of 4.5% or more, and a tier 1 leverage capital ratio of 4% or more;
(iii)“undercapitalized,” if it has a total risk-based capital ratio that is less than 8%, a tier 1 risk-based ratio that is less than 6%, a common equity tier 1 capital ratio that is less than 4.5%, or a tier 1 leverage capital ratio that is less than 4%;
(iv)“significantly undercapitalized,” if it has a total risk-based capital ratio that is less than 6%, a tier 1 risk-based capital ratio that is less than 4%, a common equity tier 1 capital ratio that is less than 3%, or a tier 1 leverage capital ratio that is less than 3%; and
(v)“critically undercapitalized,” if it has a ratio of tangible equity (defined as tier 1 capital plus non-tier 1 perpetual preferred stock) to total assets that is equal to or less than 2%.
The capital rules also include a policy statement by the agencies that all banking organizations should maintain capital commensurate with their risk profiles, which may entail holding capital significantly above the minimum requirements. They also provide a reservation of authority permitting examiners to require that such organizations hold additional regulatory capital.
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
The Dodd-Frank Act contains several important deposit insurance reforms, including the following: (i) the maximum deposit insurance amount was permanently increased to $250,000; (ii) the deposit insurance assessment is now based on the insured depository institution’s average consolidated assets minus its average tangible equity, rather than on its deposit base; (iii) the minimum reserve ratio for the Deposit Insurance Fund was raised from 1.15% to 1.35% of estimated insured deposits by September 30, 2020; (iv) the FDIC is required to “offset the effect” of increased assessments on insured depository institutions with total consolidated assets of less than $10 billion; (v) the FDIC is no longer required to pay dividends if the Deposit Insurance Fund’s reserve ratio is greater than the minimum ratio; and (vi) the FDIC temporarily insured the full amount of qualifying “noninterest-bearing transaction accounts” until December 31, 2012. As defined in the Dodd-Frank Act, a “noninterest-bearing transaction account” is a deposit or account maintained at a depository institution with respect to which interest is neither accrued nor paid, on which the depositor or account holder is permitted to make withdrawals by negotiable or transferable instrument, payment orders of withdrawals, telephone or other electronic media transfers, or other similar items for the purpose of making payments or transfers to third parties or others, and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal.
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
Brokered Deposits
FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2021, the Bank meets the requirements to be considered a well-capitalized institution and is therefore not subject to these limitations on brokered deposits.
However, under the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, which amended the FDIA, reciprocal deposits are excluded from such limitations if the total reciprocal deposits of the institution do not exceed 20% of its total liabilities. Reciprocal deposits are deposits that banks make with each other in equal amounts.
During the year ended December 31, 2021, money market accounts were reclassified from brokered deposits to interest-bearing savings accounts pursuant to an exemption under Section 204.2(d)(2) of the Federal Reserve Board’s Regulation D. As of December 31, 2021, these money market accounts amounted to $22.5 million.
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
USA Patriot Act
Under Title III of the USA Patriot Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including OFG, Oriental Financial Services, and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions.
The U.S. Treasury Department (the “US Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.
Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal consequences for the institution. OFG and its subsidiaries, including the Bank, have adopted policies, procedures and controls to address compliance with the USA Patriot Act under existing regulations, and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA Patriot Act and the US Treasury’s regulations.
Privacy Policies
Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. OFG and its subsidiaries have established policies and procedures to assure OFG’s compliance with all privacy provisions of the Gramm-Leach-Bliley Act.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOX established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between a publicly-traded company, such as OFG, and its external auditors, imposed additional responsibilities for the external financial statements on the chief executive officer and the chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.
OFG has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of OFG’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for OFG; management’s assessment as to the effectiveness of OFG’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of OFG’s internal control over financial reporting. As of December 31, 2021, OFG’s management concluded that its internal control over financial reporting was effective.
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

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2021 and 2020, legal surplus amounted to $117.7 million and $103.3 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
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
Puerto Rico Internal Revenue Code
Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”), a corporation pays taxes at a fixed rate of 18.5% (the regular corporate tax) plus a surtax that ranges from 5% for net income subject to surtax not greater than $75,000 to 19% for net income subject to surtax in excess of $275,000. Net income subject to surtax is net income less $25,000. The result is a maximum combined rate of 37.5% under the PR Code for years beginning after December 31, 2018. The Bank and other subsidiaries of OFG are treated as separate taxable corporations and are not entitled to file consolidated returns. The PR Code also provides a dividends-received deduction of 100% on dividends received from "controlled subsidiaries" subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Net operating losses (“NOLs”) are allowed as a deduction in computing the net income of the taxpayer. The carryover period for NOLs is currently 10 years. Moreover, the amount to be carried over to a particular year is limited to the excess of the NOL over 90% of the net income for the year.
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
Durbin Amendment
The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment”. In the Federal Reserve’s final rules implementing the Durbin Amendment, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets, and presently does not apply to OFG. Additional information regarding the Durbin Amendment is presented in Item 1A. Risk Factors.
Managing Our Human Capital
OFG’s mission is to make possible the progress of our customers, employees, shareholders, and communities we serve. For this reason, as we manage our most important asset: our human capital, we aim to provide them with a top-notch experience that enables their progress and well-being during each interaction with us. From hiring to exiting we care to deliver an employee experience that resembles the experience we aspire for our customers. We believe this experience, a performance driven culture and highly proficient skills-based talent translates into business results and strategy achievement.
Covid-19: Supporting our employees’ well-being amid crises
As we continue to manage the Covid-19 pandemic in our workplace beyond the preventive measures and safety protocols already established, we implemented a mandatory vaccination policy for all our employees. Our proactive approach towards the health and well-being of our employees was expanded to include on-site vaccination fairs along with the continuation of on-site Covid-19 testing program, in each case free of charge.
Work from home arrangements for employees (about 50% of our workforce) were kept as part of our comprehensive approach to their health and safety. Onsite measures continue to include: providing protective equipment to employees, increased sanitation procedures, group segmentation and restrictions to reduce the number of people allowed in our premises, masks required for all employees and visitors, and an appointment system for visiting our branches, among many others.
Diversity, equity and inclusion
OFG’s hiring and talent management practices promotes a diverse workforce that reflects the makeup of the communities in which it operates. Oriental prepares an annual diversity plan, whereby it identifies members of the community that are underrepresented in our workforce. We are continuously reviewing and ensuring a diverse workforce representation at all levels.
In addition, OFG’s anti-discrimination policy forbids employment decisions, including hiring, promotions, or terminations, based on race, gender, age, sexual orientation, or disability and prohibits harassment in the workplace. The anti-discrimination policy also includes procedures for protecting employees from domestic abuse.
Compensation
A key component of delivering our mission is our compensation program. OFG’s Human Resources Department develops offers for new salaried employees and develops and administers promotions to maintain the internal integrity of the compensation levels for comparable positions. The Board’s Compensation Committee, with the recommendation of the full Board in the case of incentive compensation, determines annual salaries of the OFG’s senior executive management team, taking into account similarly situated executives employed by a peer group of companies while also considering input of the Compensation Committee’s independent compensation consultant.
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
We also offer a comprehensive benefits package to all eligible employees. We continuously review our compensation and benefits package through the participation of market surveys. These results and metrics assist us to improve, and drive pay equity while ensuring our competitiveness.
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
We continually monitor employee turnover rates, as our success depends upon retaining our highly skilled and dedicated talent. We believe that our philosophy of providing highly competitive compensation, along with significant opportunities for career growth and development opportunities, encourage a high level of employee retention.
Company Culture
We expect all our employees to observe the highest levels of business ethics, integrity, mutual respect, tolerance, and inclusivity. OFG has controls in place related to compliance with its Code of Business Conduct and Ethics, including a requirement for annual employee certifications thereof, as well as an established whistleblower line and related procedures.
Learning and development
OFG ensures we have the right talent in the right place to meet our needs. As such, we are constantly providing training and developing opportunities to enhance the skills and competencies our employees need in order to achieve the expected performance standards. We assess talent needs continuously and with guidance of our leaders an annual training plan is scheduled, and learning opportunities are made accessible virtually and online through our learning platform. Among other learning offerings, we provide a trainee program for emerging top talent, and a manager’s academy for more seasoned managers to further develop their leadership skills. Oriental also has customer service and sales-service academies provided to client-facing sales and service employees.
OFG conducts a succession planning process once a year for senior leaders and presents it to our Board of Directors. Besides providing business continuity, the process serves as tool to drive our diversity and inclusion practices. The process is also carried out for other managerial levels periodically allowing time to act on the development plans.

In addition, as a highly regulated entity, OFG makes sure that its employees are properly trained on company policies and important compliance matters, including regulatory compliance and anti-money laundering programs, among others. All employees are required to complete annual online trainings covering all required topics.
Community Involvement
OFG has leveraged on internships and partnerships with universities to enrich recruiting efforts. OFG has also utilized outreach and partnerships with local community resources at different locations such as workforce development agencies, industry groups and other entities to strengthen OFG’s hiring process and expand the future workforce candidate pool.
Employee Engagement and Wellness
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. Our wellness program offers onsite and virtual activities throughout the year for employees interested in enhancing their physical, emotional and financial well-being. Given its focus on individualized counseling, we believe the employee wellness program aids employees in emotional, financial and family issues. Continuing financial planning education is provided by OFG’s 401(k) plan administrator to assist employees in financial and retirement planning. For many years, OFG’s investment in human capital has also involved commitments to worker training, apprenticeship programs and funding college scholarships for employee’s dependents.
Management and Board Oversight
Management is engaged in OFG’s efforts regarding management of human capital resources through regular informational meetings, OFG’s Enterprise Risk Management program and organized succession planning. The Board oversees these activities through regular reports by senior management regarding new or altered programs and as part of the Compensation Committee and Enterprise Risk Management process. In addition, the compensation committee of the Board is actively engaged in achieving and maintaining internal and external pay equity for the executive team and the Board members while overseeing incentive compensation more broadly throughout the organization. In promoting external pay equity, the Board and the compensation committee make use of peer comparisons and benchmarking measures.
Employee Statistics
At December 31, 2021, OFG had 2,269 employees. None of its employees is represented by a collective bargaining group. OFG considers its employee relations to be good.
Internet Access to Reports
OFG’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on or through the “SEC filings” link of OFG’s internet website at www.ofgbancorp.com, as soon as reasonably practicable after OFG electronically files such material with, or furnishes it to, the SEC.
OFG’s corporate governance principles and guidelines, code of business conduct and ethics, and the charters of its audit committee, compensation committee, risk and compliance committee, and corporate governance and nominating committee are available free of charge on OFG’s website at www.ofgbancorp.com under the corporate governance link. OFG’s Code of Business Conduct and Ethics applies to its directors, officers, employees and agents, including its principal executive, financial and accounting officers.
ITEM 1A. RISK FACTORS
In addition to other information set forth in this report, you should carefully consider the following risk factors, as updated by other filings OFG makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to us at this time or that OFG currently deems immaterial may also adversely affect OFG’s business, financial condition or results of operations.

ECONOMIC AND MARKET CONDITIONS RISK
Most of our business is conducted in Puerto Rico, whose economic and government fiscal and liquidity challenges, as well as the impact of two major hurricanes in 2017 and earthquakes and a pandemic beginning in 2020, have adversely impacted and may continue to adversely impact us.
Our business is directly affected by economic conditions within Puerto Rico. A significant portion of our credit risk exposure on our loan portfolio is concentrated in Puerto Rico. Thus, our profitability and financial condition may be adversely affected by an extended economic recession, adverse political, fiscal or economic developments in Puerto Rico, or the effects of natural disasters, all of which could result in a reduction in loan originations, an increase in credit losses and a reduction in the value of our loans and loan servicing portfolio.
In the past decades, Puerto Rico has experienced a significant economic contraction that began in 2006; a government fiscal crisis that led to the appointment of a federal oversight board in 2016 and a bankruptcy type restructuring process of the government’s finances; and various significant natural disasters, hurricanes Irma and Maria in September 2017 and a series of earthquakes primarily affecting the southwest region of the Island in January 2020, and the Covid-19 pandemic throughout 2020 and 2021. Although federal assistance for recovering from the natural disasters and insurance recoveries are expected to drive economic growth in the short term, there is no guarantee that funds set aside for these purposes will not be repurposed by the federal government or that their disbursement will not be unreasonably conditioned or delayed. In addition, there is no assurance that the government will be able to satisfy its obligations as restructured. Puerto Rico also continues to be vulnerable to hurricanes and earthquakes and may be impacted by future natural disasters. Furthermore, the government fiscal crisis may limit the ability of the Puerto Rico government to respond effectively to future disasters.
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
Puerto Rico and the USVI are susceptible to earthquakes, hurricanes and major storms, the severity of which could be heightened by the effect of climate change, which could further deteriorate their economy and infrastructure.
Our branch network and business are concentrated in Puerto Rico and the USVI, which are susceptible to earthquakes, hurricanes and major storms that affect the local economy and the demand for our loans and financial services, as well as the ability of our customers to repay their loans. Any such natural disasters may further adversely affect Puerto Rico’s and the USVI’s critical infrastructure, which are generally weak and necessitating capital investment. This makes us vulnerable to downturns in Puerto Rico’s and the USVI’s economy as a result of natural disasters, such as earthquakes in 2020 and hurricanes Irma and Maria in 2017, the severity of which could increase as a result of the effects of climate change. Any subsequent earthquakes, hurricanes, major storms or other natural disasters could further deteriorate Puerto Rico’s and USVI’s economy and infrastructure and negatively affect or disrupt our operations and customer base and materially impact our business.
Climate change presents both immediate and long-term risks to OFG and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on OFG and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, OFG’s carbon footprint, and its business relationships with clients who operate in carbon-intensive industries.

The Covid-19 pandemic has adversely impacted our business and financial results, and the extent to which the pandemic and measures taken in response to the pandemic could materially and adversely impact our business, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and are difficult to predict.
The Covid-19 pandemic has had widespread, rapidly evolving and unpredictable effects on global society, economies, and financial markets. The global macroeconomic outlook continues to remain uncertain due to a variety of factors, including Covid-19 variants, labor shortages, supply chain disruptions and inflation, and the impacts of the Covid-19 pandemic may continue even after outbreaks subside and containment measures are lifted, all of which may continue to exacerbate many of the other risks described in this “Risk Factors” section. Although we believe Puerto Rico’s economic prospects may improve as more people get vaccinated and restrictive measures imposed by the government are eased, uncertainty remains about the duration of the pandemic and the timing and strength of Puerto Rico’s economic recovery, as Puerto Rico and the United States have recently faced a surge in cases from a highly contagious variant.
The Covid-19 pandemic has impacted, and may continue to impact, our business, financial condition, capital and results of operations. The extent of these impacts depends on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and magnitude of the pandemic, the actions taken to contain the virus or treat its impact, the effectiveness of economic stimulus measures in Puerto Rico and the United States, and how quickly and to what extent economic and operating conditions and consumer and business spending can return to their pre-pandemic levels. OFG’s interest income could also be reduced due to Covid-19. Interest and fees still accrue on amounts that are deemed collectible during the deferral period; however, should OFG later determine that collection of payments is not expected and eventual credit losses on these deferred payments emerge, accrued and unpaid interest income and fees will need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of December 31, 2021, OFG has established an allowance for credit losses (“ACL”) on this accrued interest receivable amounting to $161 thousand. We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital. Even after the Covid-19 pandemic has subsided, we may continue to experience adverse impacts to our business and results of operations as a result of the macroeconomic impact of the pandemic and the containment and stimulus measures adopted as a response to the pandemic, including inflationary pressure, labor shortages and recessions.
The spread of Covid-19 has caused us to modify our business practices and operations, including providing forbearance options to our customers in certain circumstances. We have also implemented work-from-home policies, social distancing plans for our employees who are working from OFG’s facilities, and we may take further actions as required by government authorities or that we otherwise determine are in the best interests of our customers, employees and business partners. Our business operations may be disrupted further if significant portions of our workforce are unable to work effectively because of illness or other restrictions in connection with the Covid-19 pandemic.
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
Changes in interest rates could adversely affect OFG’s results of operations and financial condition.
OFG’s earnings depend substantially on OFG’s interest rate spread, which is the difference between (i) the rates earn on loans, securities, and other earning assets and (ii) the interest rates payments on deposits and other borrowings. These rates are highly sensitive to many factors beyond OFG’s control, including general economic conditions, inflation, unemployment, money supply, fiscal policies of the U.S. government and regulatory authorities, domestic and international events, and events in U.S. and other financial markets. In particular, we expect interest rates to increase in 2022 as a result rising inflation in the U.S. economy or a shift in monetary policy by the applicable federal regulatory authorities. If market interest rates rise, OFG will have competitive pressure to increase the rates on deposits, which could result in a decrease of net interest income. If market interest rates decline, OFG could experience fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets. OFG’s earnings can also be impacted by the spread between short-term and long-term market interest rates.
Changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations.

Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to an index, or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. However, the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings until June 30, 2023 and has ceased publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts as soon as practicable and in any event by

December 31, 2021. It is not possible to predict which rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.

There is considerable uncertainty as to how the financial services industry will address the discontinuance of LIBOR in financial instruments. Specifically, the discontinuation of LIBOR could result in changes to our risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product. There can be no assurance that legislative or regulatory actions will dictate what happens if LIBOR ceases or is no longer representative or viable, or what those actions might be.

Although OFG believes that its exposure to LIBOR is not material, as it represents only 6.5% of total assets, LIBOR-based contracts that will be impacted by the cessation of LIBOR have been under review to ensure they contain adequate fallback language. OFG has also been proactively working to transition to alternative reference rates (“ARR”) and/or fallback language in both existing as well as new contracts to prepare for the cessation of LIBOR. Furthermore, management has established a LIBOR transition team to lead OFG in the execution of its project plan and is monitoring the development and adoption of Secured Overnight Financing Rate (“SOFR”) alternatives as well as other credit sensitive ARR and their liquidity in the market. OFG is also working towards business and system readiness to originate SOFR based loans.
CREDIT RISK
We are exposed to credit risk in connection with our loans to certain government agencies and municipalities of Puerto Rico, and the restructuring of Puerto Rico government’s debt could adversely affect the value of such loans.
At December 31, 2021, we have approximately $87.3 million of direct credit exposure to four municipalities and a Puerto Rico public corporation, a $11.8 decrease from December 31, 2020. Mainly, the credit exposure consists of collateralized loans or obligations that have special additional property tax revenues pledged for their repayment.
The Puerto Rico government faces a number of severe economic and fiscal challenges that are expected to require a significant government restructuring, as well as any additional austerity measures to balance its budget.If the government restructuring affects the ability of the municipalities to pay their obligations to us as they become due, or under certain other circumstances, we may be required to adversely classify such loans and increase the provision for loan losses in connection therewith. Such provision may significantly impact our earnings.
Heightened credit risk could require us to increase our provision for credit losses, which could have a material adverse effect on our results of operations and financial condition.
Making loans is an essential element of our business, and there is a risk that the loans will not be repaid. This default risk is affected by a number of factors, including:
•the duration of the loan;
•credit risks of a particular borrower;
•changes in economic or industry conditions; and
•in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.
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
Although we believe our allowance for credit losses is currently sufficient given the constant monitoring of the risk inherent in the loan portfolio, there is no precise method of predicting loan losses and therefore we always face the risk that charge-offs in future periods will exceed the allowance for credit losses and that additional increases in the allowance for credit losses will be required. Additions to the allowance for credit losses would result in a decrease of net earnings and capital and could hinder our ability to pay dividends.
Given the economic conditions in Puerto Rico, we may experience increased credit costs or need to take greater than anticipated markdowns and make greater than anticipated provisions to increase the allowances for loan losses that could adversely affect our financial condition and results of operations in the future.
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
From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any such representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of our representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans. For the year ended December 31, 2021, we repurchased $38.9 million of loans from GNMA and FNMA.
We have established reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by us. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation related to us and the industry, actual recoveries on the collateral, and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our allowance for credit losses, see “Note 7 – Allowance for Credit Losses” to our consolidated financial statements included in this annual report on Form 10-K.
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

The decline in Puerto Rico’s economy has had an adverse effect in the credit quality of our loan portfolios. Among other things, during the local recession, we experienced an increase in the level of non-performing assets and loan loss provision, which adversely affected our profitability. Although our delinquency rates and the amount of our non-performing assets have decreased in 2021 as a result of increased liquidity from government and private sector relief initiatives, including, for example, the Payment Protection Program and payment deferrals granted by OFG and other banks, in response to the Covid-19 pandemic, delinquency rates and non-performing assets may increase if Puerto Rico’s economic recession continues or worsens. If there is another decline in economic activity, additional increases in the allowance for credit losses could be necessary with further adverse effects on our profitability.
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
OPERATIONS AND BUSINESS RISK
We may experience losses related to fraud and theft.
OFG has experienced, and may experience in the future, losses incurred due to customer or employee fraud and theft. These losses may be material and negatively affect OFG’s results of operations, financial condition or prospects. These losses could also lead to significant reputational risks and other effects. The sophistication of external fraud actors continues to increase, and in some cases includes large criminal rings, which increases the resources and infrastructure needed to thwart these attacks. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. OFG continues to invest in fraud prevention in the forms of people and systems designed to prevent, detect and mitigate the customer and financial impacts.
We are subject to security and operational risks related to our use of technology, including the risk of cyber-attack or cyber theft.
Financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer system. A major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our services.
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
Cybersecurity incidents may include unauthorized access to our digital systems for purposes of misappropriation of assets, gaining access to sensitive information, corrupting data, or causing operational disruption. Although our information technology structure continues to be subject to cyber-attacks, we have not, to our knowledge, experience a breach of cyber-security. Such an event could compromise our confidential information, as well as that of our customers and third parties with whom we interact with and may result in negative consequences.
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

We rely on third parties to provide services and systems essential to the operation of our business, and any failure, interruption or termination of such services or systems could have a material adverse effect on our financial condition and results of operations.
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
Service disruptions or degradations could prevent access to our online services and account information, compromise or limit access to company or customer data, impede or prevent transaction processing and financial reporting, and lead to regulatory investigations and fines, increased regulatory oversight, and litigation. Any such service disruption or degradation could adversely affect the perception of the reliability of our products and services and materially adversely affect our overall business, reputation and results of operations.
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
Consumer protection laws and the Durbin Amendment may reduce our noninterest income.
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge non-sufficient funds (“NSF”) fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees. Violations of applicable consumer protection laws could result in enforcement actions and significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.
In addition, the Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in consolidated assets and limits these banks on what they charge for debit card interchange fees. If OFG’s assets exceed $10 billion as of December 31 of any calendar year, the Durbin Amendment will reduce OFG’s income from debit card interchange fees by approximately $8 to $10 million on an annual basis in subsequent years based on current volume.
Prior to the COVID-19 pandemic, there was little or no likelihood that OFG or the Bank would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown significantly during the pandemic. OFG and the Bank exceeded $10 billion in assets for the first time during the first quarter of 2021, and even though OFG ended 2021 with less than $10 billion in total assets, thereby postponing the applicability of the Durbin Amendment and other regulatory changes, OFG has commenced preparing for the increased regulatory oversight and other requirements that will apply as a result of crossing such size threshold in the future. To the extent that the pandemic continues and the government’s response continues in the same or similar manner, OFG and the Bank, without legislative or regulatory relief, have a strong possibility of exceeding $10 billion in total assets in four consecutive quarters and at December 31, 2022.
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
Our business requires continuous access to various funding sources. Although we are normally able to fund our operations through deposits, as well as through advances from the FHLB-NY, our business may need to access other wholesale funding sources to satisfy our liquidity needs.
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
Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends to our shareholders.
We are a separate and distinct legal entity from our subsidiaries. Dividends to us from our subsidiaries have represented a major source of funds for us to pay dividends on our common stock, make payments on corporate debt securities and meet other obligations. There are various U.S. federal and Puerto Rico law limitations on the extent to which Oriental Bank, our main subsidiary, can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, U.S. federal and Puerto Rico banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. Further, under the Basel III capital rules adopted by the federal banking regulatory agencies, a banking organization will need to hold a capital conservation buffer (composed of common equity tier 1 capital) greater than 2.5% of total risk-weighted assets to avoid limitations on capital distributions and discretionary bonus payments. Compliance with the capital conservation buffer is determined as of the end of the calendar quarter prior to any such capital distribution or discretionary bonus payment.
If our subsidiaries’ earnings are not sufficient to make dividend payments while maintaining adequate capital levels, our liquidity may be affected, and we may not be able to make dividend payments to our holders of common stock or payments on outstanding corporate debt securities or meet other obligations, each of which could have a material adverse impact on our results of operations, financial position or perception of financial health.
In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
COMPETITIVE AND STRATEGIC RISK
Failure to keep pace with technological change could adversely affect OFG’s results of operations and financial condition.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve clients and to reduce costs. OFG’s future success depends, in part, upon its ability to address client needs by using technology to provide products and services that will satisfy client demands, as well as to create additional efficiencies in OFG’s operations. OFG may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its clients. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect OFG’s growth, revenue, and profit.

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
We operate in a highly regulated industry and may be adversely affected by changes in federal and local laws and regulations.
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
Our financial statements are subject to the application of Generally Accepted Accounting Principles (“GAAP”), which are periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. See “Note 1– Summary of Significant Accounting Policies” to our consolidated financial statements included herein for a discussion of any accounting developments that have been issued but not yet implemented. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our consolidated financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that applies to the consolidated financial statements and that such changes could have a material effect on our financial condition and results of operations.
Our goodwill and other intangible assets could be determined to be impaired in the future and could decrease OFG’s earnings.
We are required to test our goodwill, core deposit intangible, customer relationship intangible and other intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict OFG’s ability to make dividend payments without prior regulatory approval.
Based on our annual goodwill impairment test, we determined that no impairment charges were necessary. As of December 31, 2021, we had on our consolidated balance sheet $86.1 million of goodwill in connection with the BBVAPR Acquisition and the Eurobank Acquisition, $27.6 million of core deposit intangible in connection with the Scotiabank Acquisition, the Eurobank Acquisition and the BBVAPR Acquisition, a $8.4 million of customer relationship intangible in connection with the Scotiabank Acquisition and the BBVAPR Acquisition, and $95 thousand of other intangibles in connection with the Scotiabank Acquisition. There can be no assurance that future evaluations of such goodwill or intangibles will not result in any impairment charges. Among other factors, further declines in our common stock as a result of macroeconomic conditions and the general weakness of the Puerto Rico economy, could lead to an impairment of such assets. If such assets become impaired, it could have a negative impact on our results of operations.
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
We operate an IBE unit and an IBE subsidiary pursuant to the IBE Act which provides significant tax advantages. The IBEs have an exemption from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage-backed securities. This exemption has allowed us to have an effective tax rate below the maximum statutory tax rate. In the past, the Legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to IBEs. For example, Puerto Rico enacted legislation in 2012 under which no new IBEs may be organized and newly organized “international financial entities” are generally subject to a 4%

Puerto Rico income tax rate. In the event other legislation is enacted by the Puerto Rico government to eliminate or modify the tax exemption provided to IBEs, the consequences could have a materially adverse impact on our financial results, including an increase in income tax expense and consequently our effective tax rate, adversely affecting our financial condition, results of operations and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
At December 31, 2021, OFG owns a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan, Puerto Rico, known as “Oriental Center”, where its executive offices are located. OFG operates a full-service branch at the plaza level and its centralized units and subsidiaries occupy approximately 99% of the office floor space. Approximately 1% of the office space is leased to outside tenants.
In addition, at December 31, 2021, the Bank owns four branch premises and leases forty-six branch locations throughout Puerto Rico. As part of the Scotiabank Acquisition on December 31, 2019, OFG acquired two branch premises in the USVI.
The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.
At December 31, 2021, the aggregate future rental commitments under the terms of its leases, exclusive of taxes, insurance and maintenance expenses payable by OFG, was approximately $30.5 million.
OFG’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2021, was $144.6 million, gross of accumulated depreciation.
ITEM 3. LEGAL PROCEEDINGS
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
Common Stock
OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”.
As of December 31, 2021, OFG had approximately 6,614 holders of record of its common stock, including all directors and officers of OFG, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.
Stock Performance Graph
The stock performance graph below compares the percentage change in OFG’s cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Russell 2000 Index and the SNL Bank Index. The information contained in this stock performance graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
The cumulative total stockholder return was obtained by dividing (a) the sum of (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2016, and (ii) the difference between the share price at the beginning and the end of the measurement period, by (b) the share price at the beginning of the measurement period.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

Total Return Perfomance
OFG Bancorp
Russell 2000 Index
SNL Bank Index
Index Value
250
200
150
100
50
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021

Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
OFG Bancorp	100.00	73.57	131.17	190.64	152.91	222.69
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
SNL Bank	100.00	118.21	98.75	135.64	118.33	160.89
Dividends
You can find dividend information concerning our common stock in Table 14 of Item 7 in this annual report on Form 10-K and our Consolidated Statements of Shareholders’ Equity in our consolidated financial statements accompanying this annual report on Form 10-K. For information on dividend restrictions, see “Dividend Restrictions” under “Regulation and Supervision” in Item 1 of this annual report on Form 10-K and Note 31 to our consolidated financial statements included herein.
Equity Based Compensation
For information about the securities remaining available for issuance under our equity-based plans, refer to Part III, Item 12 of this annual report on Form 10-K.
Repurchase of Common Stock

Refer to “Recent Developments—Capital Actions” in Part III, Item 7 of this annual report on Form 10-K for information regarding OFG’s common stock repurchase programs.
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the quarter ended December 31, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the program
				(In thousands)
10/1/21 - 10/31/21	130,896	$25.60	130,896	$6,485
11/1/21 - 11/30/21	236,612	26.85	236,612	128
12/1/21 - 12/31/21	—	—	—	128
Total	367,508	$26.40	367,508	$128

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021

Please read the following discussion and analysis of our financial condition and results of operations together with “Note about Forward-Looking Statements,” Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors,” and our consolidated financial statements and related notes included under Item 8 of this annual report on Form 10-K. We have omitted discussion of 2019 results where it would be redundant to the discussion previously included in Item 7 of our 2020 annual report on Form 10-K.
RECENT DEVELOPMENTS
Capital Actions

2021 Capital Actions

In July 2021, OFG announced that its Board of Directors approved a stock repurchase program to purchase $50 million of its common stock in the open market. As of December 31, 2021, OFG completed the stock repurchase program and has repurchased approximately 2.1 million shares of its common stock for a total aggregate purchase price of $49.9 million at an average of $24.29 per share.

In July 2021, OFG also announced that its Board of Directors approved a 50% increase in its common stock dividend payable to shareholders of record to $0.12 per share from $0.08 per share, beginning with the quarter ended on September 30, 2021.

During the year ended December 31, 2021, OFG completed the redemption of $92.0 million of its Series A, B and D preferred stock, which represented all of its outstanding preferred stock.

Announcement of Forthcoming 2022 Capital Actions
On January 26, 2022, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend by 25%, to $0.15 per common share from $0.12 per share, beginning on the quarter ending March 31, 2022. The Board of Directors also approved a new stock repurchase program to purchase $100 million of its common stock in the open market, which OFG expects to complete during the 2022 fiscal year.
Covid-19 Pandemic and Economic Conditions
In the first quarter of 2020, the World Health Organization declared the outbreak of Covid-19 a pandemic. OFG has been and may continue to be impacted by the Covid-19 pandemic. Although we believe Puerto Rico’s economic prospects may improve as more people get vaccinated and restrictive measures imposed by the government are eased, uncertainty remains about the duration of the pandemic and the timing and strength of Puerto Rico’s economic recovery, as Puerto Rico and the United States have recently faced a surge in cases from a highly contagious variant. In response to the pandemic, the federal government enacted several economic relief packages providing trillions of dollars in relief to businesses and individuals and have also decreased interest rates to further stimulate the economy. In addition to these government relief initiatives, OFG and other banks in Puerto Rico granted various forms of assistance to customers and clients impacted by the Covid-19 pandemic, including payment deferrals and extending forgivable loans to businesses for payroll and certain other expenses under the Paycheck Protection Program (“PPP”) of the Small Business Administration. These relief measures have led to a surge in liquidity in Puerto Rico that have substantially increased OFG’s deposits ($8.6 billion as of December 31, 2021) and cash balances ($2.0 billion as of December 31, 2021). This increase in deposits caused OFG to exceed $10 billion in assets for the first time during the first quarter of 2021, and even though it ended 2021 with less than $10 billion of assets, thereby postponing the applicability to the Bank of Regulation II (Debit Card Interchange Fees and Routing) of the Federal Reserve Board (promulgated pursuant to the Durbin Amendment of the Dodd-Frank Act), OFG has nonetheless commenced preparing for the increased regulatory oversight and other requirements that will apply as a result of crossing such size threshold in the future.

With respect to our loan portfolios, the increased liquidity has significantly contributed to a reduction in delinquent and non-performing loans by $95.3 million and $40.2 million, respectively, compared to December 31, 2020. Moreover, such liquidity coupled with the decrease in interest rates has led to increases in new home purchases, real estate values, and refinancing of owned residential mortgage loans with lower-rate residential mortgage loans sold to agency investors. These refinancing together with the decrease in PPP loans as they are forgiven have been partially offset by increase in the origination of loans.

Given OFG’s cash position and capital levels, OFG will seek opportunities to continue growing our loan portfolios organically and will continue to evaluate returning capital to shareholders through is stock repurchase program and quarterly common stock dividend.

For our employees and staff, we have implemented a mandatory Covid-19 vaccination policy in order to keep our customers and employees safe. We have also implemented a hybrid work model to increase flexibility for our employees and have increased the hourly base pay rate for non-salaried staff.
We believe that Puerto Rico is entering a period of expected economic growth. The macroeconomic outlook for Puerto Rico has improved from the loosening of Covid-19-related restrictions on economic activity, combined with the additional federal disaster recovery and stimulus funds Puerto Rico is expected to receive related to the recovery from hurricane Maria in 2017, the early 2020 earthquakes, and now the Covid-19 pandemic. In addition, following five years of bankruptcy proceedings under Title III of PROMESA, and seven years since it announced that it was unable to pay its outstanding debt obligations, on January 18, 2022, the Title III bankruptcy court approved a plan of adjustment that would restructure $33 billion of public debt to $7.4 billion in new bonds. Nevertheless, any recovery of the Puerto Rican economy could be adversely impacted by macroeconomic developments within the United States and across the globe. The global macroeconomic outlook continues to remain uncertain due to a variety of factors, including Covid-19 variants, labor shortages, supply chain disruptions and inflation, and the impacts of the Covid-19 pandemic may continue even after outbreaks subside and containment measures are lifted.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accounting and reporting policies followed by OFG conform with GAAP and general practices within the financial services industry. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management's historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. The following critical accounting estimate involves significant estimation uncertainty that has or is reasonably likely to have a material impact on our financial condition or results of operations. A discussion of OFG's significant accounting policies, including further discussion of the accounting estimate described below, can be found in Note 1 to the consolidated financial statements and should be read in conjunction with this section.
Allowance for Credit Losses related to loans collectively evaluated for impairment

The most critical and complex accounting estimates is associated with the determination of the allowance for credit losses. The provision for credit losses charged to current operations is based on this determination. The allowance for credit losses represents management’s best estimate deemed appropriate to provide current expected future credit losses in the portfolio as of the date of the reporting period. As discussed in “Note 1– Summary of Significant Accounting Policies” to the consolidated financial statements, OFG adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326), as of January 1, 2020. The total allowance for credit losses as of December 31, 2021 and 2020, which included loans evaluated on a collective basis, was calculated consistent with our adopted policy.
OFG’s management evaluates the adequacy of the allowance for credit losses on a quarterly basis following a systematic methodology in order to provide for known and inherent risks in the loan portfolio. In developing its assessment of the adequacy of the allowance for credit losses, OFG must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the key drivers used for each macroeconomic scenario, the macroeconomic scenarios selected, and the weighting given to each scenario, among others. Significant changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for credit losses. Consequently, the business, financial condition, liquidity, capital and results of operations could also be affected.
The ACL estimation require management to use relevant forward-looking economic forecasts, by using variables such as unemployment rate, gross national product, retail sales, and house price index, including in the application of reasonable and supportable forecasts. ACL estimations are performed by aggregating loans with similar risk characteristics.

OFG applied a discounted cash flow method for non-purchased credit deteriorated loans (non-PCD) and undiscounted cash flow method for purchased credit deteriorated (PCD) loans to determine the allowance for credit losses for loans collectively measured for impairment, except for credit cards and overdrafts which utilize a remaining life methodology. For non-PCD, the expected cash flows are calculated for each loan and discounted using the effective yield. The discounted amount of expected cash flows is compared to the amortized cost, and any shortfall is recorded as a reserve. For PCD loans, OFG uses the unpaid principal balance to determine its expected cash flows. Expected cash flows are resulted from applying the contractual payment term, probability of defaults, loss given defaults, and prepayment assumptions.

Management's judgment is required in selecting the macroeconomic scenarios and the weighting of the economic scenarios, which consist of baseline and moderate recession scenarios, giving more weight to the baseline scenario as of December 31, 2021. The applicability of qualitative adjustments includes adjustments in the economic forecast and inherent risk not captured by the quantitative model. Management selects the macroeconomic forecast that is most reflective of expectations at that point in time.

OFG's sensitivity analysis does not represent management’s view of expected credit losses at December 31, 2021. OFG evaluated sensitivities by applying 100% weight to both the baseline and moderate recession scenarios. The impact on assigning a 100% weight to the baseline scenario was a hypothetical decrease of 3% to the collective ACL, and the impact on assigning a 100% with to the moderate recession scenario was a hypothetical increase of 9% to the collective ACL. These hypothetical sensitivities do not incorporate the impact of management's judgment for qualitative factors applied in the current ACL for loans. It is possible that others performing similar sensitivity analyses could reach different conclusions or results. The sensitivity analysis excludes the allowance for credit losses for off-balance sheet credit exposures.

For a detailed description of the principal factors used to determine the allowance for credit losses related to loans collectively evaluated for impairment and for the principal enhancement’s management made to its methodology, please refer to Notes 1 and 6 to the consolidated financial statements.

FINANCIAL HIGHLIGHTS
Results for the fourth quarter and year ended December 31, 2021 underscore OFG’s opportunities for the future. We are extremely proud of our accomplishments in 2021 and look forward to continuing to invest in improving the customer experience and growing together with our clients and the communities we serve.
Fourth Quarter of 2021:
Earnings Per Share (“EPS”) diluted was $0.66 compared to $0.81 in the third quarter of 2021 and $0.42 in the fourth quarter of 2020. Fourth quarter 2021 results were impacted by the strategic decision to sell $65.5 million of past due loans, which had been partially reserved, but required $9.7 million in additional provision. Total core revenues were $141.0 million compared to $134.7 million in the third quarter of 2021 and $132.8 million in the fourth quarter of 2020.

Net Interest Income (“NII”) of $104.2 million compared to $102.7 million in the third quarter of 2021 and $98.7 million in the fourth quarter of 2020. Compared to the third quarter of 2021, the fourth quarter of 2021 NII reflected level interest income from loans and cash, increased income from investment securities, and lower cost of deposits and borrowings.

Loans Held for Investment totaled $6.40 billion at December 31, 2021 compared to $6.41 billion at September 30, 2021 and $6.66 billion at December 31, 2020. Decrease in the fourth quarter of 2021 of $8.3 million included a $65.5 million reduction from the previously mentioned decision to sell past due loans.
New Loan Originations totaled $632.7 million compared to $556.2 million in the third quarter of 2021 and $485.3 million in the fourth quarter of 2020. Fourth quarter 2021 reflected continued high levels of auto, commercial, and mortgage lending, and increased demand for consumer loans.
Total Interest Expense was $8.4 million compared to $9.4 million in the third quarter of 2021 and $14.3 million in in the fourth quarter of 2020. The fourth quarter of 2021 results reflected lower cost of core deposits (26 bps vs. 30 bps in the third quarter of 2021 and 53 bps in in the fourth quarter of 2020) due to generally lower rates and CD maturities. Fourth quarter 2021 also reflected lower borrowings with the cancellation of $33.3 million in 2.98% FHLB advances.
Customer Deposits totaled $8.59 billion at December 31, 2021 compared to $9.23 billion at September 30, 2021 and $8.37 billion at December 31, 2020. The $641.3 million sequential decline from the third quarter of 2021 reflected withdrawals at year-end by government-related and institutional commercial clients, partially offset by increased retail deposits.

Provision for credit losses of $7.2 million included $9.7 million for the previously mentioned decision to sell past due loans and $2.7 million in net reserve releases. This compares to a net benefit of $5.0 million in the third quarter of 2021 and a net expense of $14.2 million in in the fourth quarter of 2020. Fourth quarter 2021 net charge-offs of $32.5 million are primarily related to the decision to sell past due loans. Total non-performing loan rate fell to 1.75% from 2.08% in the third quarter of 2021 and 2.28% in the fourth quarter of 2020.
Banking and Financial Service Revenues were $36.7 million compared to $32.0 million in the third quarter of 2021 and $34.0 million in the fourth quarter of 2020. Fourth quarter 2021 results reflected higher levels of banking service, mortgage banking activity, and wealth management, which included $4.3 million in annual insurance commissions.
Non-Interest Expenses were $86.5 million compared to $78.9 million in the third quarter of 2021 and $89.0 million in the fourth quarter of 2020. Fourth quarter 2021 included increased compensation related investment in our employees and staff, $2.4 million for a legal reserve and to cover operational losses, $2.0 million in technology enhancements, $1.0 million lower gains on sales of real estate owned compared to the third quarter of 2021, and costs related to higher levels of business activity.

Pre-Provision Net Revenues were $55.8 million compared to $56.3 million in the third quarter of 2021 and $44.1 million in the fourth quarter of 2020.

Capital: CET1 ratio was 13.77% compared to 13.52% in the third quarter of 2021 and 13.08% in the fourth quarter of 2020.
Year Ended 2021:
EPS diluted was $2.81 compared to $1.32 in 2020. Total core revenues were $536.6 million compared to $519.3 million. During the year ended December 31, 2021, OFG completed the $92.0 million redemption of its outstanding preferred stock and its $50.0 million common stock repurchase plan. Tangible Book Value per share of $19.08 grew 12.4% year over year.
Selected income statement data, selected balance sheet data and key performance indicators are presented in the tables below:

OFG Bancorp
FINANCIAL OVERVIEW
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Year Ended December 31,
	2021	2020	2019
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$449,199	$473,347	$373,795
Interest expense	41,829	64,915	51,002
Net interest income	407,370	408,432	322,793
Provision for loan and lease losses	221	92,672	96,792
Net interest income after provision for loan and leases losses	407,149	315,760	226,001
Non-interest income	133,210	124,352	82,493
Non-interest expenses	325,756	345,286	233,244
Income before taxes	214,603	94,826	75,250
Income tax expense	68,452	20,499	21,409
Net income	146,151	74,327	53,841
Less: dividends on preferred stock	(1,255)	(6,512)	(6,512)
Income available to common shareholders	$144,896	$67,815	$47,329
PER SHARE DATA:
Basic	$2.85	$1.32	$0.92
Diluted	$2.81	$1.32	$0.92
Average common shares outstanding	50,956	51,358	51,335
Average common shares outstanding and equivalents	51,370	51,555	51,719
Cash dividends declared per common share	$0.40	0.28	0.28
Cash dividends declared on common shares	$20,505	14,381	14,375
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.42%	0.77%	0.83%
Return on average tangible common stockholders' equity	15.70%	8.10%	5.42%
Return on average common equity (ROE)	13.80%	6.96%	4.91%
Equity-to-assets ratio	10.80%	11.05%	11.24%
Efficiency ratio	60.70%	66.49%	58.88%
Interest rate spread	4.18%	4.51%	5.26%
Interest rate margin	4.20%	4.55%	5.37%

	December 31,
	2021	2020	2019
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$895,818	$458,700	$1,087,814
Loans, net	6,329,311	6,501,259	6,641,847
Total investments and loans	$7,225,129	$6,959,959	$7,729,661
Deposits and borrowings
Deposits	$8,603,118	$8,415,640	$7,698,610
Securities sold under agreements to repurchase	—	—	190,274
Other borrowings	64,571	102,351	115,287
Total deposits and borrowings	$8,667,689	$8,517,991	$8,004,171
Stockholders’ equity
Preferred stock	$—	$92,000	$92,000
Common stock	59,885	59,885	59,885
Additional paid-in capital	637,061	622,652	621,515
Legal surplus	117,677	103,269	95,779
Retained earnings	399,949	300,096	279,646
Treasury stock, at cost	(150,572)	(102,949)	(102,339)
Accumulated other comprehensive income (loss)	5,160	11,022	(1,008)
Total stockholders' equity	$1,069,160	$1,085,975	$1,045,478
Per share data
Book value per common share	$21.54	$19.54	$18.75
Tangible book value per common share	$19.08	$16.97	$15.96
Market price at end of year	$26.56	$18.54	$23.61
Capital ratios
Leverage capital	9.69%	10.30%	9.24%
Common equity Tier 1 capital	13.77%	13.08%	10.78%
Tier 1 risk-based capital	14.27%	14.78%	12.49%
Total risk-based capital	15.52%	16.04%	13.76%
Financial assets managed
Trust assets managed	$3,758,895	$3,476,491	$3,136,884
Broker-dealer assets gathered	2,466,004	2,474,234	2,375,871
Total assets managed	$6,224,899	$5,950,725	$5,512,755

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the years ended December 31, 2021 and 2020.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Interest		Average rate		Average balance
	December 2021	December 2020	December 2021	December 2020	December 2021	December 2020
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$449,199	$473,347	4.64%	5.28%	$9,688,890	$8,966,989
Tax equivalent adjustment	9,350	10,127	0.10%	0.11%	—	—
Interest-earning assets - tax equivalent	458,549	483,474	4.74%	5.39%	9,688,890	8,966,989
Interest-bearing liabilities	41,829	64,915	0.46%	0.77%	9,043,126	8,378,207
Tax equivalent net interest income / spread	416,720	418,559	4.28%	4.62%	645,764	588,782
Tax equivalent interest rate margin			4.38%	4.73%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	12,180	11,539	1.78%	1.84%	684,476	626,866
Interest bearing cash and money market investments	3,231	4,373	0.13%	0.27%	2,466,926	1,591,613
Total investments	15,411	15,912	0.49%	0.72%	3,151,402	2,218,479
Non-PCD loans
Mortgage	40,270	43,974	5.27%	5.43%	764,153	809,134
Commercial	115,684	112,234	5.42%	5.51%	2,134,805	2,036,728
Consumer	45,669	54,078	11.21%	11.66%	407,403	463,846
Auto and leasing	136,445	125,228	8.45%	8.39%	1,614,825	1,492,105
Total Non-PCD loans	338,068	335,514	6.87%	6.99%	4,921,186	4,801,813
PCD loans
Mortgage	77,252	93,343	5.77%	6.08%	1,338,062	1,536,431
Commercial	16,213	24,811	6.29%	6.71%	257,820	369,960
Consumer	238	388	14.98%	12.31%	1,592	3,153
Auto and leasing	2,017	3,379	10.71%	9.09%	18,828	37,153
Total PCD loans	95,720	121,921	5.92%	6.26%	1,616,302	1,946,697
Total loans (1)	433,788	457,435	6.64%	6.78%	6,537,488	6,748,510
Total interest-earning assets	449,199	473,347	4.64%	5.28%	9,688,890	8,966,989

	Interest		Average rate		Average balance
	December 2021	December 2020	December 2021	December 2020	December 2021	December 2020
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	9,179	9,029	0.35%	0.42%	2,623,358	2,156,300
Savings and money market	7,149	8,380	0.32%	0.45%	2,233,824	1,858,416
Time deposits	15,130	30,455	1.01%	1.55%	1,499,457	1,966,706
Total core deposits	31,458	47,864	0.49%	0.80%	6,356,639	5,981,422
Brokered deposits	206	4,132	0.80%	2.45%	25,664	168,728
	31,664	51,996	0.50%	0.85%	6,382,303	6,150,150
Non-interest bearing deposits	—	—	—	0.00%	2,566,924	2,069,786
Fair value premium and core deposit intangible amortizations	7,350	8,202	—	0.00%	—	—
Total deposits	39,014	60,198	0.44%	0.73%	8,949,227	8,219,936
Borrowings:
Securities sold under agreements to repurchase	—	1,335	—%	2.63%	—	50,874
Advances from FHLB and other borrowings	1,641	1,988	2.84%	2.79%	57,816	71,314
Subordinated capital notes	1,174	1,394	3.25%	3.86%	36,083	36,083
Total borrowings	2,815	4,717	3.00%	2.98%	93,899	158,271
Total interest bearing liabilities	41,829	64,915	0.46%	0.77%	9,043,126	8,378,207
Net interest income / spread	$407,370	$408,432	4.18%	4.51%
Interest rate margin			4.20%	4.55%
Excess of average interest-earning assets over average interest-bearing liabilities					$645,764	$588,782
Average interest-earning assets to average interest-bearing liabilities ratio					107.14%	107.03%

(1) Includes loans held for sale and excludes allowance for credit losses.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$1,464	$(823)	$641
Interest bearing cash and money market investments	1,756	(2,898)	(1,142)
Loans	(13,676)	(9,971)	(23,647)
Total interest income	(10,456)	(13,692)	(24,148)
Interest Expense:
NOW Accounts	1,770	(1,620)	150
Savings and money market	1,488	(2,719)	(1,231)
Time deposits	(6,532)	(8,793)	(15,325)
Brokered deposits	(2,184)	(1,742)	(3,926)
Fair value premium and core deposit intangible amortizations	—	(852)	(852)
Securities sold under agreements to repurchase	(666)	(669)	(1,335)
Advances from FHLB and other borrowings	(382)	35	(347)
Subordinated capital notes	—	(220)	(220)
Total interest expense	(6,506)	(16,580)	(23,086)
Net Interest Income	$(3,950)	$2,888	$(1,062)
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
Comparison of years ended December 31, 2021 and 2020
Net interest income of $407.4 million decreased $1 million from $408.4 million. Tax equivalent basis net interest income of $416.7 million decreased $1.8 million, or 0.4%, from $418.6 million.
Interest rate spread decreased 33 basis points to 4.18% from 4.51% and net interest margin decreased 35 basis points to 4.20% from 4.55%. These decreases are mainly due to the net effect of a decrease of 64 basis points in the average yield of total interest-earning assets, driven by the increase in average balances of cash and investment securities, as well as a decrease of 31 basis point in the total average cost of interest-bearing liabilities.
Net interest income was adversely impacted by:
•Lower interest income from loans by $23.6 million, reflecting lower average balances in the mortgage and commercial purchased with credit deterioration (“PCD”) portfolios, and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans, a $6.5 million in one-time interest recoveries from acquired PCD loans recorded during prior year, partially offset by interest income of $9.3 million from unamortized yield for $362.6 million of forgiven PPP loans.
Net interest income was positively impacted by:
•Lower interest expense from deposits by $21.2 million, mainly related to pricing changes implemented during fourth quarter of 2020 and to the maturity and cancellation of higher cost time and brokered deposits and migration of these time deposits to checking and savings accounts at lower costs; and
•Lower interest expense in borrowings by $1.9 million, mainly as a result of a decrease in interest expense from securities sold under agreements to repurchase from $1.3 million in the prior year to none in the current period, as all agreements to repurchase have matured or were terminated prior to maturity during 2020.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2021	2020	Variance
	(In thousands)
Banking service revenue	$71,706	$62,579	14.6%
Wealth management revenue	35,044	31,789	10.2%
Mortgage banking activities	22,508	16,504	36.4%
Total banking and financial service revenue	129,258	110,872	16.6%
Net gain (loss) on:
Sale of securities	19	4,728	-99.6%
Early extinguishment of debt	(1,481)	(63)	2,250.8%
Bargain purchase from Scotiabank Acquisition	—	7,336	(100.0)%
Other non-interest income	5,414	1,479	266.1%
Total non-interest income, net	$133,210	$124,352	7.1%

Non-Interest Income
Non-interest income is affected by the amount of the Bank’s trust department assets under management, transactions generated by clients’ financial assets serviced by OFG’s the securities broker-dealer and insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.
Comparison of years ended December 31, 2021 and 2020
OFG recorded non-interest income, net, in the amount of $133.2 million, compared to $124.4 million, an increase of 7.1%, or $8.9 million. The increase in non-interest income was mainly due to:
•An increase of $9.1 million in banking service revenues, mainly from higher fees on deposit accounts, credit and debit cards interchange fees and higher volume of transactions reflecting the impact of the COVID-19 on economic activity during 2020;
•An increase of $3.3 million in wealth management revenue due to higher broker-dealer sales by $1.6 million, increase in insurance income by $1.0 million, which includes income from the new captive reinsurance company, OFG Reinsurance, and increase in trust division fees by approximately $857 thousand;
•An increase of $6.0 million in mortgage-banking activities, as net servicing fees and gains on loans sold increased by $4.7 million and $4.4 million, respectively. This increase was offset by higher losses of $3.1 million on repurchased loans as average volume increased during the period; and
•An increase of $3.9 million in other non-interest income due to a $2.4 million warrant revenue and $1.5 million from receivable recoveries written-off in the Scotiabank Acquisition.
The increase in non-interest income was offset by:
•A $4.7 million gain recorded during 2020 on the sales of $316.0 million mortgage-backed securities;
•A $7.3 million bargain purchase gain from the Scotiabank Acquisition to adjust the fair value of accrued interest receivable at closing, net of taxes, recorded during 2020; and
•A $1.5 million loss recorded for the early termination of $33.3 million in Federal Home Loan Bank advances with an average cost of 2.98%.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2021	2020	Variance %
	(In thousands)
Compensation and employee benefits	$133,442	$132,926	0.4%
Occupancy, equipment and infrastructure costs	50,158	47,283	6.1%
Electronic banking charges	37,202	34,698	7.2%
Professional and service fees	20,080	17,135	17.2%
Information technology expenses	18,965	20,823	-8.9%
Taxes, other than payroll and income taxes	13,829	13,831	0.0%
Insurance	10,092	11,424	-11.7%
Loan servicing and clearing expenses	7,604	6,752	12.6%
Advertising, business promotion, and strategic initiatives	6,999	5,851	19.6%
Pandemic expenses	5,631	5,795	-2.8%
Communication	4,555	4,067	12.0%
Printing, postage, stationery and supplies	4,037	3,847	4.9%
Director and investor relations	1,135	1,174	-3.3%
Foreclosed real estate and other repossessed assets (income) expenses, net	(3,007)	7,767	-138.7%
Merger and restructuring charges	—	16,083	-100.0%
Other	15,034	15,830	-5.0%
Total non-interest expenses	$325,756	$345,286	-5.7%
Relevant ratios and data:
Efficiency ratio	60.70%	66.49%
Compensation and benefits to non-interest expense	40.96%	38.50%
Compensation to average total assets owned	1.29%	1.37%
Number of employees end of year	2,269	2,278
Average number of employees	2,251	2,384
Average compensation per employee	$59.28	$55.76
Average loans per average employee	$2,904	$2,831
Non-Interest Expenses
Comparison of years ended December 31, 2021 and 2020
Non-interest expense was $325.8 million, representing a decrease of 5.7%, or $19.5 million, compared to $345.3 million.
Non-interest expenses were positively impacted by:
•Decrease in information technology expenses by $1.9 million reflecting systems integrations expenses related to Scotiabank Acquisition recorded during prior year period;
•Decrease in insurance expenses by $1.3 million related to the effect of higher FDIC annual assessment during 2020 due to the Scotiabank Acquisition integration;
•Improvements in foreclosed real estate and other repossessed assets (income) expenses by $10.8 million reflecting higher valuations and gains on sales of foreclosed real estate of $3.0 million and $3.6 million, respectively, as well as, higher gains in sales of repossessed autos of $2.5 million due to higher demand and volume compared to 2020; and
•Merger and restructuring charges amounting to $16.1 million that were recorded in 2020 related to the Scotiabank Acquisition on December 31, 2019.

Non-interest expenses were adversely impacted by:
•Increase in occupancy, equipment, and infrastructure costs by $2.9 million reflecting an increase of information technology infrastructure expenses by $2.3 million.
•Increase in professional and service fees expenses by $2.9 million mainly due an increase in legal expenses by $2.0 million.
The efficiency ratio was 60.70%, improved from 66.49%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the years ended December 31, 2021 and 2020 amounted to $4.0 million and $13.5 million, respectively.
Provision for Credit Losses
Comparison of years ended December 31, 2021 and 2020
Provision for credit losses decreased $92.5 million from $92.7 million to $221 thousand mainly due to updates in macro-economic forecasts and continued asset quality improvement, as reflected in net credit losses, non-performing, and delinquency rates. The provision for credit losses for 2021 includes an additional expense of $9.7 million related to the decision to sell $65.5 million of past due loans. The provision for credit losses for 2020 included a $39.9 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic.
Income Taxes
Comparison of years ended December 31, 2021 and 2020
OFG’s effective tax rate (“ETR”) was 31.9% in 2021 compared to 21.6% in 2020. The increase in ETR is mainly due to a decrease in transactions subject to preferential tax rate and credits from non-recurring true-ups recorded in 2020, which contributed to substantially decrease the 2020 ETR.
Business Segments
OFG segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2021 and 2020.

	December 31, 2021
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$435,530	$30	$13,639	$449,199	$—	$449,199
Interest expense	(39,889)	—	(1,940)	(41,829)	—	(41,829)
Net interest income	395,641	30	11,699	407,370	—	407,370
Provision (recapture) for credit losses	1,342	—	(1,121)	221	—	221
Non-interest income (loss)	98,950	35,625	(1,365)	133,210	—	133,210
Non-interest expenses	(300,568)	(20,941)	(4,247)	(325,756)	—	(325,756)
Intersegment revenue	2,355	—	—	2,355	(2,355)	—
Intersegment expenses	—	(1,269)	(1,086)	(2,355)	2,355	—
Income before income taxes	$197,720	$13,445	$3,880	$215,045	$—	$215,045
Income tax expense	68,409	—	43	68,452	—	68,452
Net income	$129,311	$13,445	$3,837	$146,593	$—	$146,593
Total assets	$8,041,725	$32,082	$2,894,612	$10,968,419	$(1,068,699)	$9,899,720

	December 31, 2020
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$462,493	$59	$10,795	$473,347	$—	$473,347
Interest expense	(57,811)	—	(7,104)	(64,915)	—	(64,915)
Net interest income	404,682	59	3,691	408,432	—	408,432
Provision for credit losses	92,237	—	435	92,672	—	92,672
Non-interest income	87,810	32,043	4,499	124,352	—	124,352
Non-interest expenses	(320,997)	(20,240)	(4,049)	(345,286)	—	(345,286)
Intersegment revenue	2,443	—	—	2,443	(2,443)	—
Intersegment expenses	—	(1,164)	(1,279)	(2,443)	2,443	—
Income before income taxes	$266,175	$10,698	$3,297	$280,170	$—	$280,170
Income tax expense	15,939	4,506	54	20,499	—	20,499
Net income	$250,236	$6,192	$3,243	$259,671	$—	$259,671
Total assets	$8,478,326	$32,893	$2,436,029	$10,947,248	$(1,121,237)	$9,826,011

Comparison of years ended December 31, 2021 and 2020
Banking
OFG’s banking segment net income before taxes increased by $113.3 million from $81.7 million to $195.0 million, mainly reflecting:
•Lower interest expense by $17.9 million, mainly related to customer deposits pricing changes implemented during fourth quarter of 2020 and to the maturity and cancellation of higher cost time and brokered deposits and migration of these time and brokered deposits to checking and savings accounts at lower costs;

•Decrease in provision for credit losses by $90.9 million, mainly due to updates in macro-economic outlook and continued asset quality improvement, as reflected in charge-off, non-performing, and delinquency rates. The provision for credit losses for 2021 includes an additional expense of $9.7 million related to the decision to sell $65.5 million of past due loans. The provision for credit losses for 2020 included a $39.9 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic;
•An increase of $11.1 million in non-interest income, mainly from banking service revenues of $9.1 million on deposit accounts, credit and debit cards interchange fees and higher volume of transactions, net increase of $6.0 million in mortgage-banking activities due to higher servicing fees and gains on loans sold, a $2.4 million warrant revenue recorded for the cancellation of a loan and $1.5 million from receivable recoveries charged-off in the Scotiabank Acquisition. This increase was offset by a $7.3 million bargain purchase gain recorded during 2020 from the Scotiabank Acquisition to adjust the fair value of accrued interest receivable at closing.
•Decrease in non-interest expenses by $20.4 million, mainly due to merger and restructuring charges amounting to $16.1 million in 2020 related to the Scotiabank Acquisition, improvements in foreclosed real estate and other repossessed assets income by $10.8 million reflecting higher valuations and gains on sales on other real estate owned and repossessed autos. This decrease was partially offset by higher professional services and occupancy expenses by $5.8 million.
The increases in the banking segment’s net income were partially offset by:
•Lower interest income from loans by $27.0 million, reflecting lower average balances in the mortgage and commercial PCD portfolios, and the effect of Federal Reserve Board’s rate cuts on variable rate commercial loans, a $6.5 million in one-time interest recoveries from acquired PCD loans recorded during prior year, partially offset by interest income of $9.3 million from unamortized yield for $362.6 million of forgiven PPP loans.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment increased by $2.7 million due to higher broker-dealers sales by $1.6 million, higher insurance income by $1.0 million, which includes income from the new captive reinsurance company, OFG Reinsurance, and higher trust division fees by approximately $857 thousand.
Treasury
Treasury segment net income before taxes increased by $3.7 million, mainly reflecting:
•Increase in interest income by $2.8 million, reflecting the purchase of agency mortgage-backed securities (MBS) amounting to $405.6 million during 2021;
•Lower interest expense by $5.2 million, reflecting the maturity of brokered deposits during current year and the maturity and early extinguishment of repurchase agreements during 2020; and
•Decrease to the provision for credit losses in US commercial loans by $1.6 million, mainly due asset quality improvements during 2021.
The increases in the treasury segment’s net income were partially offset by:
•A $4.7 million gain recorded during 2020 on the sales of $316.0 million mortgage-backed securities; and
•A $1.5 million loss recorded for the early termination of $33.3 million in Federal Home Loan Bank advances.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At December 31, 2021, OFG’s total assets amounted to $9.900 billion, for an increase of $73.7 million, when compared to $9.826 billion at December 31, 2020.
The investment portfolio increased by $437.1 million or 95.3% due to the purchase of agency mortgage-backed securities during the year amounting to $405.6 million. OFG’s strategy is to invest its liquidity in mortgage-backed securities and designate them as held-to-maturity or available for sale after taking into account the bond’s characteristics with respect to yield and term and the current market environment.
OFG’s loan portfolio is comprised of residential mortgage loans, commercial loans secured by real estate, other commercial and industrial loans, consumer loans, and auto loans and leases. For the year ended December 31, 2021, OFG’s net loan portfolio decreased by $171.9 million or 2.6%, mainly due to loan repayments and PPP loans forgiven during the year by the Small Business Administration amounting to $362.6 million. This decrease was offset by loan production in 2021 of $2.390 billion, compared to $1.730 billion in the year ago period, reflecting higher production in all loan portfolios.
During 2021, OFG decided to sell $65.5 million in past due loans. During the fourth quarter of 2021, OFG sold commercial past due loans amounting to $4.2 million and residential mortgage past due loans amounting to $629 thousand. In addition, OFG transferred to held for sale past due residential mortgage loans with reporting balance of $39.8 million and a PCD commercial loan with reporting balance of $20.9 million. As a result, OFG recognized $30.1 million in net charge-offs and an additional provision of $9.7 million, decreasing the allowance for credit losses by $20.4 million.
Cash and due from banks of $2.0 billion decreased by $127.8 million primarily from withdrawals at 2021 year-end by government-related and institutional commercial clients, partially offset by increased retail deposits.
Financial Assets Managed
OFG’s financial assets include those managed by OFG’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary manages private retirement plans. At December 31, 2021, the total assets managed by OFG’s trust division and retirement plan administration subsidiary amounted to $3.759 billion, compared to $3.476 billion at December 31, 2020. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2021, total assets gathered by the broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.466 billion, compared to $2.474 billion at December 31, 2020.
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
In connection with reviewing our financial condition in light of the Covid-19 pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of December 31, 2021, no impairments have been recorded.
As of December 31, 2021 and 2020, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment. Please refer to Note 12 Goodwill and Other Intangible Assets to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	December 31,		Variance %
	2021	2020
	(In thousands)
Investments:
FNMA and FHLMC certificates	$550,809	$210,949	161.1%
Obligations of US government-sponsored agencies	1,183	1,606	-26.3%
US Treasury securities	10,825	10,983	-1.4%
CMOs issued by US government-sponsored agencies	24,430	39,214	-37.7%
GNMA certificates	288,578	182,772	57.9%
Equity securities	17,578	12,240	43.6%
Other debt securities	2,395	914	162.0%
Trading securities	20	22	-9.1%
Total investments	895,818	458,700	95.3%
Loans, net	6,329,311	6,501,259	-2.6%
Total investments and loans	7,225,129	6,959,959	3.8%
Other assets:
Cash and due from banks (including restricted cash)	2,014,698	2,143,669	-6.0%
Money market investments	8,952	11,908	-24.8%
Foreclosed real estate	15,039	11,596	29.7%
Accrued interest receivable	56,560	65,547	-13.7%
Deferred tax asset, net	99,063	162,478	-39.0%
Premises and equipment, net	92,124	83,786	10.0%
Servicing assets	48,973	47,295	3.5%
Goodwill	86,069	86,069	0.0%
Right of use assets	28,846	31,383	-8.1%
Core deposit, customer relationship and other intangibles	36,093	45,896	-21.4%
Other assets and customers' liability on acceptances	188,174	176,425	6.7%
Total other assets	2,674,591	2,866,052	-6.7%
Total assets	$9,899,720	$9,826,011	0.8%
Investment portfolio composition:
FNMA and FHLMC certificates	61.5%	46.0%
Obligations of US government-sponsored agencies	0.1%	0.4%
US Treasury securities	1.2%	2.4%
CMOs issued by US government-sponsored agencies	2.7%	8.5%
GNMA certificates	32.2%	39.8%
Equity securities	2.0%	2.7%
Other debt securities and trading securities	0.3%	0.2%
	100.0%	100.0%

TABLE 5 - LOAN PORTFOLIO COMPOSITION

	December 31,		Variance %
	2021	2020
	(In thousands)
Loans held for investment:
Commercial	$2,379,330	$2,402,010	(0.9)%
Mortgage	1,907,271	2,307,034	(17.3)%
Consumer	409,675	391,287	4.7%
Auto and leasing	1,706,310	1,561,802	9.3%
	6,402,586	6,662,133	(3.9)%
Allowance for credit losses	(155,937)	(204,809)	(23.9)%
Total loans held for investment	6,246,649	6,457,324	(3.3)%
Mortgage loans held for sale	51,096	41,654	22.7%
Other loans held for sale	31,566	2,281	1283.9%
Total loans, net	$6,329,311	$6,501,259	(2.6)%
OFG’s loan portfolio is composed of mortgage, commercial, consumer, and auto and leasing loans business products. As shown in Table 5 above, total loans, net, amounted to $6.329 billion at December 31, 2021 and $6.501 billion at December 31, 2020. OFG’s loans held-for-investment portfolio composition and trends were as follows:
•Commercial loan portfolio amounted to $2.379 billion (37.2% of the gross loan portfolio) compared to $2.402 billion (36.1% of the gross loan portfolio) at December 31, 2020. During the fourth quarter of 2021, OFG sold past due commercial loans amounting to $4.2 million. In addition, OFG transferred to held for sale a PCD commercial loan amounting to $20.9 million.
Commercial production, excluding PPP loans, increased 62.2%, or $394.4 million from $634.1 million in 2020 to $1.028 billion. PPP loan production decreased $137.7 million in 2021 from $296.7 million in 2020, as the PPP program was initially launched in the second quarter of 2020 and concluded in May 2021.
•Mortgage loan portfolio amounted to $1.907 billion (29.8% of the gross loan portfolio) compared to $2.307 billion (34.6% of the gross originated loan portfolio) at December 31, 2020. During the fourth quarter of 2021, OFG transferred to held for sale past due residential mortgage loans amounting to $39.8 million.
Mortgage loan production totaled $364.2 million for the year ended December 31, 2021 which represents an increase of 48.0% from $246.0 million in 2020. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $14.5 million and $56.2 million at December 31, 2021 and 2020, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.
•Consumer loan portfolio amounted to $409.7 million (6.4% of the gross loan portfolio) compared to $391.3 million (5.9% of the gross loan portfolio) at December 31, 2020. Consumer loan production increased 91.2% to $196.8 million in 2021 from $103.0 million in 2020.
•Auto and leasing portfolio amounted to $1.706 billion (26.7% of the gross loan portfolio) compared to $1.562 billion (23.4% of the gross originated loan portfolio) at December 31, 2020. Auto loans production increased 42.6% to $641.7 million in 2021 compared to $450.1 million in 2020.

	Balance Outstanding at December 31, 2021	Maturities
		One Year or Less	From One to Five Years		After Five Years To 15 Years		After 15 Years
			Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
	(In thousands)
Non-PCD
Mortgage	$718,848	$23,818	$8,177	$608	$220,270	$520	$449,004	$16,451
Commercial	2,174,995	586,774	621,404	574,189	107,770	230,947	21,059	32,852
Consumer	408,759	77,362	214,835	—	107,292	—	9,270	—
Auto and leasing	1,693,029	28,524	895,145	—	769,360	—	—	—
Total	$4,995,631	$716,478	$1,739,561	$574,797	$1,204,692	$231,467	$479,333	$49,303
PCD
Mortgage	$1,188,423	$8,829	$15,852	$423	$370,832	$885	$775,397	$16,205
Commercial	204,335	81,870	89,863	18,082	923	13,407	190	—
Consumer	916	426	186	—	26	—	278	—
Auto and leasing	13,281	2,696	10,507	—	78	—	—	—
Total	$1,406,955	$93,821	$116,408	$18,505	$371,859	$14,292	$775,865	$16,205

Total loans	$6,402,586	$810,299	$1,855,969	$593,302	$1,576,551	$245,759	$1,255,198	$65,508

The following table includes the maturities of OFG’s lending exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and a loan to a public corporation acquired in the Scotiabank Acquisition. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $183.8 million at December 31, 2021.
TABLE 6 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

December 31, 2021
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Public corporations	$1,102	$1,102	$—	$—
Municipalities	86,177	—	34,931	51,246
Total	$87,279	$1,102	$34,931	$51,246
At December 31, 2021, OFG has $87.3 million of direct credit exposure to the Puerto Rico government, a 11.8 million decrease from December 31, 2020.
Credit Risk Management
Allowance for Credit Losses
On January 1, 2020, OFG adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of future expected credit losses inherent in OFG’s relevant financial assets.
Tables 7 through 9 set forth an analysis of activity in the allowance for credit losses and present selected credit loss statistics for December 31, 2021 and 2020. In addition, Table 5 sets forth the composition of the loan portfolio.

The allowance for credit losses for December 31, 2021 reflects a decrease of $20.4 million associated with OFG’s decision to sell $65.5 million past due loans. As a result of the decision to sell loans, OFG recognized $30.1 million in net-charge-offs and an additional provision of $9.7 million.
Please refer to the "Provision for Credit Losses" and "Critical Accounting Estimates" sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Note 7 – Allowance for Credit Losses of this annual report for a more detailed analysis of provisions and allowance for credit losses.
Non-performing Assets
OFG’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 10 and 12). At December 31, 2021, OFG had $101.9 million of non-accrual loans, including $12.9 million PCD loans, compared to $147.9 million at December 31, 2020.
At December 31, 2021 and 2020, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $125.9 million and $113.9 million, respectively, as they were performing under their new terms.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans.
At December 31, 2021, OFG’s non-performing assets decreased by 22.1% to $129.0 million (1.30% of total assets) from $165.6 million (1.69% of total assets) at December 31, 2020. Foreclosed real estate and other repossessed assets amounting to $15.0 million and $1.9 million, respectively, at December 31, 2021, increased from $11.6 million and $1.8 million, respectively, at December 31, 2020, recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At December 31, 2021, the allowance coverage ratio to non-performing loans was 139.2% (134.6% at December 31, 2020).
Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, for PCD loans the determination of nonaccrual or accrual status is made at the pool level, not the individual loan level. Upon adoption of CECL, the allowance for credit losses was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount which will be amortized interest income over the remaining life of the pool. On a quarterly basis, management will monitor the composition and behavior of the pools to assess the ability for cash flow estimation and timing. If based on the analysis performed, the pool is classified as non-accrual the accretion/amortization of the non-credit (discount) premium will cease.
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
The following items comprise non-performing loans held for investment, including Non-PCD and PCDs:
Commercial loans - At December 31, 2021, OFG’s non-performing commercial loans amounted to $50.1 million (44.8% of OFG’s non-performing loans), a 36.1% decrease from $78.5 million at December 31, 2020 (51.6% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At December 31, 2021, OFG’s non-performing mortgage loans totaled $39.7 million (35.5% of OFG’s non-performing loans), a 18.5% decrease from $48.7 million (32.0% of OFG’s non-performing loans) at December 31, 2020. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At December 31, 2021, OFG’s non-performing consumer loans amounted to $2.3 million (2.1% of OFG’s non-performing loans), a 45.5% decrease from $4.2 million at December 31, 2020 (2.8% of OFG’s non-

performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto and leasing loans - At December 31, 2021, OFG’s non-performing auto and leasing loans amounted to $19.8 million (17.6% of OFG’s total non-performing loans), a decrease of 4.5% from $20.8 million at December 31, 2020 (13.6% of OFG’s total non-performing loans). Non-PCD auto and leasing loans a are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2020 annual report on Form 10-K for detailed information for the year ended December 31, 2019.
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

TABLE 7 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	December 31,		Variance %
	2021	2020
	(In thousands)
Allowance for credit losses:
Non-PCD
Commercial	$32,262	$45,779	-29.5%
Mortgage	15,299	19,687	-22.3%
Consumer	19,141	25,253	-24.2%
Auto and leasing	65,363	70,296	-7.0%
Total allowance for credit losses	$132,065	$161,015	-18.0%

PCD
Commercial	$4,508	$16,405	-72.5%
Mortgage	19,018	26,389	-27.9%
Consumer	34	57	-40.4%
Auto and leasing	312	943	-66.9%
Total allowance for credit losses	$23,872	$43,794	-45.5%

Allowance for credit losses summary
Commercial	$36,770	$62,184	-40.9%
Mortgage	34,317	46,076	-25.5%
Consumer	19,175	25,310	-24.2%
Auto and leasing	65,675	71,239	-7.8%
Total allowance for credit losses	$155,937	$204,809	-23.9%

Allowance composition:
Commercial	23.6%	30.4%
Mortgage	22.0%	22.5%
Consumer	12.3%	12.4%
Auto and leasing	42.1%	34.8%
	100.0%	100.0%

Allowance coverage ratio at end of year:
Commercial	1.6%	2.6%	-40.2%
Mortgage	1.8%	2.0%	-10.0%
Consumer	4.7%	6.5%	-27.7%
Auto and leasing	3.9%	4.6%	-15.6%
	2.4%	3.1%	-20.5%

Allowance coverage ratio to non-performing loans:
Commercial	73.3%	79.3%	-7.5%
Mortgage	86.4%	94.6%	-8.6%
Consumer	832.6%	599.1%	39.0%
Auto and leasing	331.2%	343.1%	-3.5%
	139.2%	134.6%	3.5%

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Year Ended December 31,		Variance %
	2021	2020
	(Dollars in thousands)
Allowance for credit losses:
Balance at beginning of year	$204,809	$116,539	75.7%
Impact of ASC 326 adoption	—	89,720	-100.0%
Provision for credit losses	883	93,717	-99.1%
Charge-offs	(86,546)	(125,186)	-30.9%
Recoveries	36,791	30,019	22.6%
Balance at end of year	$155,937	$204,809	-23.9%

TABLE 9 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Year Ended December 31,		Variance %
	2021	2020
	(Dollars in thousands)
Non-PCD
Mortgage
Charge-offs	$(5,789)	$(884)	554.9%
Recoveries	1,643	606	171.1%
Total	(4,146)	(278)	1,391.4%
Commercial
Charge-offs	(8,788)	(4,979)	76.5%
Recoveries	2,401	2,741	-12.4%
Total	(6,387)	(2,238)	185.4%
Consumer
Charge-offs	(11,880)	(21,772)	-45.4%
Recoveries	2,900	3,582	-19.0%
Total	(8,980)	(18,190)	-50.6%
Auto and leasing
Charge-offs	(26,530)	(48,547)	-45.4%
Recoveries	23,970	19,494	23.0%
Total	(2,560)	(29,053)	-91.2%

PCD Loans:
Mortgage
Charge-offs	$(20,350)	$(10,342)	96.8%
Recoveries	1,423	854	66.6%
Total	(18,927)	(9,488)	99.5%
Commercial
Charge-offs	(12,241)	(36,097)	(66.1)%
Recoveries	2,929	986	197.1%
Total	(9,312)	(35,111)	(73.5)%
Consumer
Charge-offs	(22)	(542)	(95.9)%
Recoveries	316	292	8.2%
Total	294	(250)	(217.6)%
Auto and leasing
Charge-offs	(946)	(2,023)	(53.2)%
Recoveries	1,209	1,464	(17.4)%
Total	263	(559)	(147.0)%

Total charge-offs	(86,546)	(125,186)	(30.9)%
Total recoveries	36,791	30,019	22.6%
Net credit losses	$(49,755)	$(95,167)	(47.7)%

TABLE 9 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES (CONTINUED)

	Year Ended December 31,		Variance %
	2021	2020
	(Dollars in thousands)
Net credit losses to average loans outstanding:
Mortgage	1.10%	0.42%	163.61%
Commercial	0.66%	1.55%	-57.7%
Consumer	2.12%	3.95%	-46.2%
Auto and leasing	0.14%	1.94%	-92.7%
Total	0.76%	1.41%	-46.0%
Recoveries to charge-offs	42.51%	23.98%	77.3%
Average Loans Held for Investment
Mortgage	$2,102,215	$2,345,565	-10.4%
Commercial	2,392,625	2,406,728	-0.6%
Consumer	408,995	466,998	-12.4%
Auto and leasing	1,633,653	1,529,219	6.8%
Total	$6,537,488	$6,748,510	-3.1%
TABLE 10 — NON-PERFORMING ASSETS

	December 31,		Variance %
	2021	2020
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans
Troubled-Debt Restructuring loans	$24,539	$28,297	-13.3%
Other loans	64,465	82,122	-21.5%
Accruing loans
Troubled-Debt Restructuring loans	9,087	3,411	166.4%
Other loans	1,038	889	16.8%
Total	$99,129	$114,719	-13.6%
PCD	12,879	37,475	-65.6%
Total non-performing loans	$112,008	$152,194	-26.4%
Foreclosed real estate	15,039	11,596	29.7%
Other repossessed assets	1,945	1,816	7.1%
	$128,992	$165,606	-22.1%

Non-performing assets to total assets	1.30%	1.69%	-23.1%
Non-performing assets to total capital	12.06%	15.25%	-20.9%

	Year Ended December 31,
	2021	2020
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,467	$2,419

TABLE 11 - NON-ACCRUAL LOANS

	December 31,		Variance %
	2021	2020
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial	$37,604	$41,999	-10.5%
Mortgage	29,268	43,430	-32.6%
Consumer	2,303	4,224	-45.5%
Auto and leasing	19,829	20,766	-4.5%
Total	$89,004	$110,419	-19.4%
PCD
Commercial	$12,545	$36,471	-65.6%
Mortgage	334	1,003	-66.7%
Consumer	—	1	-100.0%
Total	$12,879	$37,475	-65.6%
Total non-accrual loans	$101,883	$147,894	-31.1%
Non-accruals loans composition percentages:
Commercial	49.2%	53.1%
Mortgage	29.1%	30.0%
Consumer	2.3%	2.9%
Auto and leasing	19.4%	14.0%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.59%	2.22%	-28.38%
Allowance for credit losses to non-accrual loans	153.05%	138.48%	10.52%

TABLE 12 - NON-PERFORMING LOANS

	December 31,		Variance %
	2021	2020
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial	$37,603	$41,999	-10.5%
Mortgage	39,394	47,730	-17.5%
Consumer	2,303	4,224	-45.5%
Auto and leasing	19,829	20,766	-4.5%
Total	$99,129	$114,719	-13.6%
PCD
Commercial	$12,545	$36,471	-65.6%
Mortgage	334	1,003	-66.7%
Consumer	—	1	-100.0%
Total	$12,879	$37,475	-65.6%
Total non-performing loans	$112,008	$152,194	-26.4%
Non-performing loans composition percentages:
Commercial	44.8%	51.6%
Mortgage	35.5%	32.0%
Consumer	2.1%	2.8%
Auto and leasing	17.6%	13.6%
	100.0%	100.0%
Non-performing loans to:
Total loans	1.75%	2.28%	-23.25%
Total assets	1.13%	1.60%	-29.4%
Total capital	10.48%	14.01%	-25.2%
Non-performing loans with partial charge-offs to:
Total loans	0.46%	0.57%	-19.3%
Non-performing loans	26.53%	24.81%	6.9%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	170.31%	151.33%	12.5%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	189.49%	178.98%	5.9%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION

	December 31,		Variance %
	2021	2020
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$2,501,644	$2,259,048	10.7%
NOW accounts	2,702,636	2,354,194	14.8%
Savings and money market accounts	2,177,779	1,944,426	12.0%
Certificates of deposit	1,220,262	1,856,400	-34.3%
Total deposits	8,602,321	8,414,068	2.2%
Accrued interest payable	797	1,572	-49.3%
Total deposits and accrued interest payable	8,603,118	8,415,640	2.2%
Borrowings:
Advances from FHLB	28,488	65,561	-56.5%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	—	707	-100.0%
Total borrowings	64,571	102,351	-36.9%
Total deposits and borrowings	8,667,689	8,517,991	1.8%
Other Liabilities:
Securities purchased not yet received	—	—	—%
Derivative liabilities	804	1,712	-53.0%
Acceptances outstanding	35,329	33,349	5.9%
Lease liability	30,498	32,566	-6.4%
Other liabilities	96,240	154,418	-37.7%
Total liabilities	$8,830,560	$8,740,036	1.0%
Deposits portfolio composition percentages:
Non-interest bearing deposits	29.1%	26.8%
NOW accounts	31.4%	28.0%
Savings and money market accounts	25.3%	23.1%
Certificates of deposit	14.2%	22.1%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	44.1%	64.1%
Subordinated capital notes	55.9%	35.2%
Other term notes	0.0%	0.7%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$—	$—
Daily average outstanding balance	$—	$50,492
Maximum outstanding balance at any month-end	$—	$190,000

Liabilities and Funding Sources
As shown in Table 13 above, at December 31, 2021, OFG’s total liabilities were $8.831 billion, 1.0% more than the $8.740 billion reported at December 31, 2020. Deposits and borrowings, OFG’s funding sources, amounted to $8.668 billion at December 31, 2021 compared to $8.518 billion at December 31, 2020. Deposits, excluding accrued interest payable, increased 2.2% mainly from higher core deposits by $824.4 million offset by decreases of $623.3 million and $37.7 million in time deposits and brokered deposits, respectively, associated with the maturity of CD's with the majority of them transferred into demand deposit and savings accounts. During the year ended December 31, 2021, money market deposit accounts were reclassified from brokered deposits to interest-bearing savings accounts as a result of an FDIC exemption from the brokered deposit definition. At December 31, 2021, these money market deposit accounts amounted to $22.5 million.
Borrowings consist mainly of FHLB-NY advances and subordinated capital notes. Borrowings decrease of $37.8 million reflects the early termination of $33.3 million in Federal Home Loan Bank advances with an average cost of 2.98% during 2021.
Stockholders’ Equity
At December 31, 2021, OFG’s total stockholders’ equity was $1.069 billion, a 2% decrease when compared to $1.086 billion at December 31, 2020. This reduction in stockholders’ equity reflects decreases in preferred stock of $92.0 million due to the Series A, Series B and Series D preferred stock redemptions; in accumulated other comprehensive income, net of tax, of $5.9 million from changes in market rates; and in treasury stock of $47.6 million due to repurchases of $49.9 million common stocks, as part of the $50 million buyback program implemented during 2021. Decrease was offset by, increase in retained earnings of $99.9 million, mainly from 2021 net income, in legal surplus of $14.4 million, and in additional paid-in capital of $14.4 million. Book value per share was $21.54 at December 31, 2021 compared to $19.54 at December 31, 2020.
From December 31, 2020 to December 31, 2021, tangible common equity to tangible total assets increased from 9.00% to 9.69%, leverage capital ratio decreased from 10.30% to 9.69%, tier 1 risk-based capital ratio decreased from 14.78% to 14.27%, and total risk-based capital ratio decreased from 16.04% to 15.52%, mainly as a result of the preferred stock redemptions and stock repurchase program during the year ended December 31, 2021. Common equity tier 1 capital ratio increased from 13.08% to 13.77%, mainly from net income during the year ended December 31, 2021, partially offset by the stock repurchase program.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of December 31, 2021, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
On January 1, 2020, the Company implemented CECL using the modified retrospective approach, with an impact to capital of $25.5 million, net of its corresponding deferred tax effect. On March 27, 2020, in response to the Covid-19 pandemic, U.S. banking regulators issued an interim final rule that the Company adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). During the two-year delay, OFG added back to common equity tier 1 (“CET1”) capital 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over a three-year period.
The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of December 31, 2021 and 2020, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.
Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2020 annual report on Form 10-K for detailed information for the year ended December 31, 2019.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at December 31, 2021 and 2020:
TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA

	December 31,		Variance
	2021	2020	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,069,160	$1,085,975	(1.5)%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	13.77%	13.08%	5.3%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$964,284	894,075	7.9%
Minimum common equity tier 1 capital required	$315,219	307,703	2.4%
Minimum capital conservation buffer required (2.5%)	$175,122	170,946	2.4%
Excess over regulatory requirement	$473,943	415,426	14.1%
Risk-weighted assets	$7,004,876	6,837,846	2.4%
Tier 1 risk-based capital ratio	14.27%	14.78%	(3.5)%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$999,284	$1,010,945	(1.2)%
Minimum tier 1 risk-based capital required	$420,293	$140,271	199.6%
Minimum capital conservation buffer required (2.5%)	$175,122	170,946	2.4%
Excess over regulatory requirement	$403,869	$429,728	(6.0)%
Risk-weighted assets	$7,004,876	$6,837,846	2.4%
Total risk-based capital ratio	15.52%	16.04%	(3.2)%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,086,897	$1,096,766	(0.9)%
Minimum total risk-based capital required	$560,390	$547,028	2.4%
Minimum capital conservation buffer required (2.5%)	$175,122	170,946	2.4%
Excess over regulatory requirement	$351,385	$378,792	(7.2)%
Risk-weighted assets	$7,004,876	$6,837,846	2.4%
Leverage capital ratio	9.69%	10.30%	(5.9)%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$999,284	$1,010,945	(1.2)%
Minimum tier 1 capital required	$412,359	$392,424	5.1%
Excess over regulatory requirement	$586,925	$618,521	(5.1)%
Tangible common equity to total assets	9.57%	8.88%	7.8%
Tangible common equity to risk-weighted assets	13.52%	12.75%	6.0%
Total equity to total assets	10.80%	11.05%	-2.3%
Total equity to risk-weighted assets	15.26%	15.88%	(3.9)%
Stock data:
Outstanding common shares	49,636,352	51,387,071	(3.4)%
Book value per common share	$21.54	$19.54	10.2%
Tangible book value per common share	$19.08	$16.97	12.4%
Market price at end of year	$26.56	$18.54	43.3%
Market capitalization at end of year	$1,318,342	$952,716	38.4%

	Year Ended December 31,		Variance
	2021	2020	%
	(Dollars in thousands)
Common dividend data:
Cash dividends declared	$20,505	$14,381	42.6%
Cash dividends declared per share	$0.40	$0.28	42.9%
Payout ratio	14.19%	21.20%	-33.1%
Dividend yield	1.50%	1.51%	(0.7)%
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands, except share or per share information)
Total stockholders' equity	$1,069,160	$1,085,975
Preferred stock	—	$(92,000)
Preferred stock issuance costs	—	$10,130
Goodwill	(86,069)	$(86,069)
Core deposit intangible	(27,630)	$(34,983)
Customer relationship intangible	(8,368)	$(10,629)
Other intangibles	(95)	$(284)
Total tangible common equity (non-GAAP)	$946,998	$872,140
Total assets	$9,899,720	9,826,011
Goodwill	(86,069)	(86,069)
Core deposit intangible	(27,630)	(34,983)
Customer relationship intangible	(8,368)	(10,629)
Other intangibles	(95)	(284)
Total tangible assets	$9,777,558	$9,694,046
Tangible common equity to tangible assets	9.69%	9.00%
Common shares outstanding at end of period	49,636,352	51,387,071
Tangible book value per common share	$19.08	$16.97
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

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	December 31,		Variance
	2021	2020	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$964,284	$894,075	7.9%
Additional tier 1 capital	35,000	116,870	(70.1)%
Tier 1 capital	999,284	1,010,945	(1.2)%
Additional Tier 2 capital	87,613	85,820	2.1%
Total risk-based capital	$1,086,897	$1,096,765	(0.9)%
Risk-weighted assets:
Balance sheet items	$6,406,115	$6,338,524	1.1%
Off-balance sheet items	598,761	499,322	19.9%
Total risk-weighted assets	$7,004,876	$6,837,846	2.4%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	13.77%	13.08%	5.3%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.27%	14.78%	(3.5)%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.52%	16.04%	(3.2)%
Leverage ratio (minimum required - 4%)	9.69%	10.30%	(5.9)%
Equity to assets	10.80%	11.05%	-2.3%
Tangible common equity to assets	9.57%	8.88%	7.8%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2021 and 2020:

	December 31,		Variance
	2021	2020	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.09%	14.06%	(6.90)%
Actual common equity tier 1 capital	$908,717	$956,845	(5.0)%
Minimum capital requirement (4.5%)	$312,371	$306,206	2.0%
Minimum capital conservation buffer requirement (2.5%)	$173,540	$170,114	2.0%
Minimum to be well capitalized (6.5%)	$451,203	$442,297	2.0%
Tier 1 Capital to Risk-Weighted Assets	13.09%	14.06%	(6.9)%
Actual tier 1 risk-based capital	$908,717	$956,845	(5.0)%
Minimum capital requirement (6%)	$416,495	$408,274	2.0%
Minimum capital conservation buffer requirement (2.5%)	$173,540	$170,114	2.0%
Minimum to be well capitalized (8%)	$555,327	$544,366	2.0%
Total Capital to Risk-Weighted Assets	14.34%	15.32%	(6.4)%
Actual total risk-based capital	$995,549	$1,042,255	(4.5)%
Minimum capital requirement (8%)	$555,327	$544,366	2.0%
Minimum capital conservation buffer requirement (2.5%)	$173,540	$170,114	2.0%
Minimum to be well capitalized (10%)	$694,159	$680,457	2.0%
Total Tier 1 Capital to Average Total Assets	8.87%	9.81%	(9.6)%
Actual tier 1 capital	$908,717	$956,845	(5.0)%
Minimum capital requirement (4%)	$409,855	$390,304	5.0%
Minimum to be well capitalized (5%)	$512,319	$487,879	5.0%
OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At December 31, 2021 and 2020, OFG’s market capitalization for its outstanding common stock was $1.318 billion ($26.56 per share) and $952.7 million ($18.54 per share), respectively.
The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2021
December 31, 2021	$27.33	$23.84	$0.12
September 30, 2021	$25.66	$20.04	$0.12
June 30, 2021	$25.14	$21.61	$0.08
March 31, 2021	$22.93	$16.48	$0.08
2020
December 31, 2020	$18.54	$12.59	$0.07
September 30, 2020	$14.35	$12.12	$0.07
June 30, 2020	$15.10	$9.38	$0.07
March 31, 2020	$23.50	$9.32	$0.07
2019
December 31, 2019	$23.61	$20.00	$0.07
September 30, 2019	$24.20	$19.84	$0.07
June 30, 2019	$23.77	$18.78	$0.07
March 31, 2019	$21.24	$16.37	$0.07

In July 2021, OFG announced that its Board of Directors approved a stock repurchase program to purchase $50 million of its common stock in the open market. As of December 31, 2021, OFG completed the stock repurchase program and repurchased approximately 2.1 million shares of its common stock for a total aggregate purchase price of $49.9 million at an average of $24.29 per share.
Under OFG’s $5.5 million repurchase program effective in 2020, OFG repurchased 175,000 shares of common stock for a total aggregate purchase price of $2.2 million, at an average price of $12.69 per share.
OFG did not repurchase any shares of its common stock during the years ended December 31, 2021 and 2020, other than through its publicly announced stock repurchase programs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk

Interest rate risk is the exposure to decline in earnings or capital due to changes in interest rates. To actively monitor the interest rate risk, the Board of Directors has created the Asset Liability Team (“ALT”) whose principal responsibilities consist in overseeing the management of the Bank’s assets and liabilities to balance its risk exposures. In executing its responsibilities, ALT considers different methods to enhance profitability while maintaining acceptable levels of interest rate risks by implementing investment, pricing and financial strategies that helps managing OFG vulnerability to changes in interest rates.
On a quarterly basis, OFG performs net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a five-year time horizon, assuming certain upward and downward interest rate movements, achieved during a twelve-month period. Market scenarios that include instantaneous and parallel interest rate movements as well as other scenarios with gradual interest rate ramps, speed of interest rate changes, and changes in the slope of the yield curve are also modeled. In addition to the change in interest rates, the results of the analysis could be affected by prepayments, caps, and floors. Management exercises its best judgment in formulating assumptions regarding events that management can influence such as non-maturity deposits repricing, as well as events outside management’s control such as customer behavior on loans and deposits activity and the effects that competition has on both lending and deposits pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.
OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations.

The following table presents the results of the simulations for the most likely scenarios at December 31, 2021. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table, presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$17,953	4.47%	$9,630	2.40%
+ 100 Basis points	$36,118	9.00%	$19,191	4.78%
+ 200 Basis points	$73,262	18.26%	$38,441	9.58%
- 50 Basis points	$(10,981)	-2.74%	$(8,185)	-2.04%
The scenarios above are both instantaneous shocks and gradual interest rate ramps that assume balance sheet management will mirror the base case. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as anticipated. Additionally, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to net interest income than indicated above. OFG strategic management of the balance sheet would be adjusted to accommodate these movements. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag changes in market rates. Also, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. ALT strategies consider all these factors as part of the monitoring of the exposure to interest rate risk.

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed, in the past, certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms and using hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY still outstanding as of December 31, 2021.

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

Following is a summary of certain strategies, including derivative activities, currently used by OFG to manage interest rate risk:
Interest rate swaps and borrowings — OFG uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix OFG’s interest payments on these borrowings. As of December 31, 2021, OFG had $28.5 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $28.5 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis. A derivative liability of $803 thousand was recognized at December 31, 2021 related to the valuation of these swaps.
Credit Risk
Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for OFG is its lending activities. In Puerto Rico, OFG’s principal market, economic conditions have been very challenging for over a decade due to a shrinking population, a protracted economic recession, declining real estate values in some areas, and the Puerto Rico government’s fiscal and liquidity crisis, and debt-restructuring under the supervision of the federally-created Fiscal Oversight and Management Board for Puerto Rico. In addition, as was demonstrated by the January 2020 earthquakes and hurricanes Irma and Maria in September 2017, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. The effects of climate change may further increase the risk of natural disasters in the future and the correlative risk that the physical impact of such events could adversely affect our customers, operations, and business. Moreover, the Puerto Rico government’s fiscal challenges and Puerto Rico’s unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing OFG’s loans may suffer significant damages.
OFG manages its credit risk through a comprehensive credit policy which we believe establishes sound underwriting standards by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations. OFG also employs proactive collection and loss mitigation practices.
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
In the year 2020, the Covid-19 pandemic negatively impacted economic activity in Puerto Rico, the U.S. and around the world. To provide relief to individuals and businesses in the U.S., the federal government enacted several economic stimulus packages, including the CARES Act, the Coronavirus Response and Relief Supplemental Appropriations Act, and the American Rescue Plan. The federal banking regulatory agencies also issued interagency guidance to financial institutions working with borrowers affected by Covid-19. Stimulus funds have provided significant liquidity to businesses and individuals, and, during the year ended December 31, 2021, the Puerto Rican economy is showing signs of economic recovery and asset quality trends continue to improve.
To support our customers, we implemented various loan modification programs and other forms of support, including offering loan payment deferrals, waiver of certain fees and pausing foreclosure sales, evictions and repossessions. For a description of the loan modification programs that we have implemented, see Note 6 – Loans. For information on the accounting for loan modifications related to the Covid-19 pandemic, see Note 1 – Summary of Significant Accounting Policies to our consolidated financial statements.
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

OFG’s business requires continuous access to various funding sources. While OFG is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of December 31, 2021, OFG had $11.4 million in brokered deposits.
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
Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.365 billion at December 31, 2021 ($280.6 million with maturity of one year or less and $1.1 billion with maturity over one year) as compared to $1.134 billion at December 31, 2020 ($198.2 million with maturity of one year or less and $935.3 million with maturity over one year), while letters of credit provided to customers increased to $25.2 million as compared to $19.5 million at December 31, 2020. Loans sold with recourse at December 31, 2021 and 2020 amounted to $121.8 million and $135.3 million, respectively.
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
At December 31, 2021 and 2020, OFG maintained other non-credit commitments amounting to $8.9 million and $9.0 million, respectively, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At December 31, 2021, OFG had commitments for capital expenditures in technology amounting to $15.4 million, which are expected to be satisfied with OFG’s unrestricted cash.
Our liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the Covid-19 pandemic. Requests for loan payment deferrals rose in the second quarter of 2020. Nevertheless, most payment deferrals ended in the third quarter of 2020, with only 0.4% of total loans remaining at December 31, 2021 compared to 30% at June 30, 2020. Even though OFG’s liquidity has been impacted by loan principal and interest payment deferrals that have been granted for certain customers due to Covid-19, liquidity has been growing from the federal stimulus programs Puerto Rico is receiving following 2017’s Hurricane Maria, the early 2020 earthquakes, and now the Covid-19 pandemic. However, liquidity could be adversely impacted if customers withdraw significant deposit balances due to Covid-19 concerns.
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
As of December 31, 2021, OFG had approximately $2.0 billion in unrestricted cash and cash equivalents, $732.7 million in investment securities that are not pledged as collateral, and $697.3 million in borrowing capacity at the FHLB-NY.
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
The Business Continuity Plan has allowed us to effectively manage the operational disruption that began in the first quarter of 2020 from the Covid-19 pandemic. For more information on the effects of the pandemic, see Recent Developments – Covid-19 Pandemic of the MD&A in this annual report.
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
FINANCIAL DATA INDEX

OFG Bancorp
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and stockholders of OFG Bancorp:
The management of OFG Bancorp (“OFG”) is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the assessment of internal control over financial reporting. OFG’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
OFG’s internal control over financial reporting includes those policies and procedures that:
(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of OFG;
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of OFG are being made only in accordance with authorization of management and directors of OFG; and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of OFG’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of OFG’s internal control over financial reporting as of December 31, 2021. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).
Based on its assessment, management has concluded that OFG maintained effective internal control over financial reporting as of December 31, 2021 based on the COSO Criteria.
The effectiveness of OFG’s internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, OFG’s independent registered public accounting firm, as stated in their report dated February 25, 2022.

By:	/s/ José Rafael Fernández	By:	/s/ Maritza Arizmendi
José Rafael Fernández		Maritza Arizmendi
President and Chief Executive Officer		Chief Financial Officer
Date: February 25, 2022		Date: February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFG Bancorp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial condition of OFG Bancorp and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.
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

Allowance for Credit Losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for credit losses for loans was $156 million as of December 31, 2021, which includes loans evaluated on a collective basis when they share similar risk characteristics (the December 31, 2021 collective ACL). The Company uses a discounted cash flow (DCF) method to measure credit losses on most of the Non-Purchased Credit Deteriorated (Non- PCD) portfolios and undiscounted cash flow (UDCF) method for Purchased Credit Deteriorated (PCD) portfolios. The Company estimated the collective ACL using probability of default (PD), loss given default (LGD), and exposure at default (EAD). The PD and LGD incorporate consideration of economic forecast scenarios and macroeconomic assumptions based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis to the historical information for the remainder of the contractual term adjusted for prepayment. The Company estimates the EAD using prepayment models which projects prepayment over the life of the loans. Qualitative adjustments are made to the collective ACL to consider factors for asset-specific risk characteristics to the extent they do not exist in the historical information that have not been accounted for and are expected to impact the amount of future losses.
We identified the assessment of the December 31, 2021 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment of the collective ACL methodology encompassed the evaluation of the methods and models used to estimate the PD, LGD, and prepayment and their significant assumptions, including the selection of macroeconomic forecast scenarios and the weighting of the scenarios, the reasonable and supportable forecast periods, and the historical observation periods. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayment models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:

•development of the collective ACL methodology, including of the DCF and UDCF methods
•continued use and appropriateness of PD, LGD, and prepayment models
•performance monitoring of the PD, LGD, and prepayment models
•identification and determination of the significant assumptions used in the PD, LGD, and prepayment models
•analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the December 31, 2021 collective ACL estimates by testing the selection of the method, certain sources of relevant data, assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of macroeconomic forecast scenarios and weighting of the scenarios by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing them to specific portfolio risk characteristics and trends

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2021 collective ACL estimates by evaluating the:
•cumulative result of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 2005.

San Juan, Puerto Rico
February 25, 2022

Stamp No. E470473 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFG Bancorp:
Opinion on Internal Control Over Financial Reporting

We have audited OFG Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2022
Stamp No. E470474 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

OFG BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2021 AND 2020

	December 31,
	2021	2020
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,014,523	$2,142,294
Money market investments	8,952	11,908
Total cash and cash equivalents	2,023,475	2,154,202
Restricted cash	175	1,375
Investments:
Trading securities, at fair value, with amortized cost of $162 (December 31, 2020 - $432)	20	22
Investment securities available-for-sale, at fair value, with amortized cost of $503,421 (December 31, 2020, amortized cost $432,176); no allowance for credit losses	510,713	446,438
Investment securities held-to-maturity, at amortized cost, with fair value of $363,653; no allowance for credit losses	367,507	—
Equity securities	17,578	12,240
Total investments	895,818	458,700
Loans:
Loans held-for-sale, at lower of cost or fair value	82,662	43,935
Loans held for investment, net of allowance for credit losses of $155,937 (December 31, 2020 - $204,809)	6,246,649	6,457,324
Total loans	6,329,311	6,501,259
Other assets:
Foreclosed real estate	15,039	11,596
Accrued interest receivable	56,560	65,547
Deferred tax asset, net	99,063	162,478
Premises and equipment, net	92,124	83,786
Customers' liability on acceptances	35,329	33,349
Servicing assets	48,973	47,295
Goodwill	86,069	86,069
Other intangible assets	36,093	45,896
Operating lease right-of-use assets	28,846	31,383
Other assets	152,845	143,076
Total assets	$9,899,720	$9,826,011
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2021 AND 2020 (CONTINUED)

	December 31,
	2021	2020
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,204,340	$4,613,309
Savings accounts	2,177,780	1,944,415
Time deposits	1,220,998	1,857,916
Total deposits	8,603,118	8,415,640
Borrowings:
Advances from FHLB	28,488	65,561
Subordinated capital notes	36,083	36,083
Other borrowings	—	707
Total borrowings	64,571	102,351
Other liabilities:
Derivative liabilities	804	1,712
Acceptances executed and outstanding	35,329	33,349
Operating lease liabilities	30,498	32,566
Accrued expenses and other liabilities	96,240	154,418
Total liabilities	8,830,560	8,740,036
Commitments and contingencies (See Note 26)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized; (December 31, 2020 - 1,340,000 shares of Series A; 1,380,000 shares of Series B; and 960,000 shares of Series D issued and outstanding) $25 liquidation value	—	92,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 49,636,352 shares outstanding (December 31, 2020 - 59,885,234 shares issued; 51,387,071 shares outstanding)	59,885	59,885
Additional paid-in capital	637,061	622,652
Legal surplus	117,677	103,269
Retained earnings	399,949	300,096
Treasury stock, at cost, 10,248,882 shares (December 31, 2020 - 8,498,163 shares)	(150,572)	(102,949)
Accumulated other comprehensive income, net of tax of $1,328 (December 31, 2020 - $1,529)	5,160	11,022
Total stockholders’ equity	1,069,160	1,085,975
Total liabilities and stockholders’ equity	$9,899,720	$9,826,011
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Year Ended December 31,
	2021	2020	2019
Interest income:	(In thousands, except per share data)
Loans	$433,788	$457,435	$339,875
Mortgage-backed securities	11,614	7,558	19,854
Investment securities and other	3,797	8,354	14,066
Total interest income	449,199	473,347	373,795
Interest expense:
Deposits	39,014	60,198	39,355
Securities sold under agreements to repurchase	—	1,335	7,423
Advances from FHLB and other borrowings	1,641	1,988	2,212
Subordinated capital notes	1,174	1,394	2,012
Total interest expense	41,829	64,915	51,002
Net interest income	407,370	408,432	322,793
Provision for credit losses	221	92,672	96,792
Net interest income after provision for credit losses	407,149	315,760	226,001
Non-interest income:
Banking service revenue	71,706	62,579	42,866
Wealth management revenue	35,044	31,789	26,224
Mortgage banking activities	22,508	16,504	4,275
Total banking and financial service revenues	129,258	110,872	73,365

Net gain (loss) on:
Sale of securities	19	4,728	8,274
Early extinguishment of debt	(1,481)	(63)	(7)
Bargain purchase from Scotiabank Acquisition	—	7,336	315
Other non-interest income	5,414	1,479	546
Total non-interest income, net	133,210	124,352	82,493
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 (CONTINUED)

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	133,442	132,926	82,533
Occupancy, equipment and infrastructure costs	50,158	47,283	30,052
Electronic banking charges	37,202	34,698	21,244
Professional and service fees	20,080	17,135	14,629
Information technology expenses	18,965	20,823	9,865
Taxes, other than payroll and income taxes	13,829	13,831	8,749
Insurance	10,092	11,424	3,309
Loan servicing and clearing expenses	7,604	6,752	4,853
Advertising, business promotion, and strategic initiatives	6,999	5,851	5,208
Pandemic expenses	5,631	5,795	—
Communication	4,555	4,067	3,315
Printing, postage, stationary and supplies	4,037	3,847	2,468
Director and investor relations	1,135	1,174	1,216
Foreclosed real estate and other repossessed assets (income) expenses, net	(3,007)	7,767	11,498
Merger and restructuring charges	—	16,083	24,054
Other	15,034	15,830	10,251
Total non-interest expense	325,756	345,286	233,244
Income before income taxes	214,603	94,826	75,250
Income tax expense	68,452	20,499	21,409
Net income	146,151	74,327	53,841
Less: dividends on preferred stock	(1,255)	(6,512)	(6,512)
Income available to common shareholders	$144,896	$67,815	$47,329
Earnings per common share:
Basic	$2.85	$1.32	$0.92
Diluted	$2.81	$1.32	$0.92
Average common shares outstanding and equivalents	51,370	51,555	51,719
Cash dividends per share of common stock	$0.40	$0.28	$0.28
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$146,151	$74,327	$53,841
Other comprehensive income (loss) before tax:
Unrealized (loss) gain on securities available-for-sale	(6,951)	19,296	20,622
Realized gain on sale of securities available-for-sale	(19)	(4,728)	(8,274)
Unrealized gain (loss) on cash flow hedges	908	(804)	(921)
Other comprehensive (loss) income before taxes	(6,062)	13,764	11,427
Income tax effect	200	(1,734)	(1,472)
Other comprehensive (loss) income after taxes	(5,862)	12,030	9,955
Comprehensive income	$140,289	$86,357	$63,796
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Preferred stock:
Balance at beginning of year	$92,000	$92,000	$92,000
Redemption of preferred stock	(92,000)	—	—
Balance at end of year	—	92,000	92,000
Common stock:
Balance at the beginning and end of year	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of year	622,652	621,515	619,381
Stock-based compensation expense	6,245	2,170	2,134
Lapsed restricted stock units	(1,966)	(1,033)	—
Redemption of preferred stock, issuance costs	10,130	—	—
Balance at end of year	637,061	622,652	621,515
Legal surplus:
Balance at beginning of year	103,269	95,779	90,167
Transfer from retained earnings	14,408	7,490	5,612
Balance at end of year	117,677	103,269	95,779
Retained earnings:
Balance at beginning of year	300,096	279,646	253,040
Topic 326 adoption	—	(25,494)	—
Topic 842 adoption	—	—	(736)
Balance at beginning of year (as adjusted for change in accounting principle)	300,096	254,152	252,304
Net income	146,151	74,327	53,841
Cash dividends declared on common stock[1]	(20,505)	(14,381)	(14,375)
Cash dividends declared on preferred stock	(1,255)	(6,512)	(6,512)
Transfer to legal surplus	(14,408)	(7,490)	(5,612)
Redemption of preferred stock, issuance costs	(10,130)	—	—
Balance at end of year	399,949	300,096	279,646
Treasury stock:
Balance at beginning of year	(102,949)	(102,339)	(103,633)
Stock repurchased	(49,872)	(2,226)	—
Lapsed restricted stock units and options	2,249	1,616	1,294
Balance at end of year	(150,572)	(102,949)	(102,339)
Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	11,022	(1,008)	(10,963)
Other comprehensive income (loss), net of tax	(5,862)	12,030	9,955
Balance at end of year	5,160	11,022	(1,008)
Total stockholders’ equity	$1,069,160	$1,085,975	$1,045,478
[1] Dividends declared per common share during the year ended December 31, 2021 - $0.40 (2020 - $0.28; 2019 - $0.28).
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$146,151	$74,327	$53,841
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value (discounts) premiums on loans	(10,193)	(11,061)	4,624
Amortization of fair value premiums on acquired deposits	—	(2,607)	—
Amortization of investment securities premiums, net of accretion of discounts	3,111	4,971	4,956
Amortization of other intangible assets	9,803	11,069	1,170
Net change in operating leases	469	455	(75)
Depreciation and amortization of premises and equipment	14,128	12,687	8,513
Deferred income tax expense (benefit), net	63,616	27,846	(4,068)
Provision for credit losses	221	92,672	96,792
Stock-based compensation	6,245	2,170	2,134
Bargain purchase from Scotiabank PR & USVI acquisition	—	(7,336)	(315)
(Gain) loss on:
Sale of securities	(19)	(4,728)	(8,274)
Sale of loans	(7,292)	(4,451)	(524)
Early extinguishment of debt	1,481	63	7
Foreclosed real estate and other repossessed assets	(10,435)	2,250	3,145
Sale of other assets	(571)	(6)	(187)
Originations and purchases of loans held-for-sale	(353,685)	(236,107)	(82,111)
Proceeds from sale of loans held-for-sale	220,684	128,018	48,991
Net (increase) decrease in:
Trading securities	2	15	323
Accrued interest receivable	9,537	(23,598)	1,904
Servicing assets	(1,678)	3,484	401
Other assets	(9,053)	(7,199)	(1,957)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(861)	(10,538)	8,088
Accrued expenses and other liabilities	18,383	(17,436)	(27,761)
Net cash provided by operating activities	100,044	34,960	109,617

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (CONTINUED)
	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(29,095)	(158,412)	(1,734)
Investment securities held-to-maturity	(380,322)	—	—
FHLB stock	—	—	(1,167)
Equity securities	(7,650)	(3,402)	(467)
Maturities and redemptions of:
Investment securities available-for-sale	102,034	569,658	165,683
Investment securities held-to-maturity	12,445	—	—
FHLB stock	2,312	4,770	3,332
Proceeds from sales of:
Investment securities available-for-sale	2,174	320,984	680,466
Foreclosed real estate and other repossessed assets, including write-offs	44,966	40,622	51,481
Loans held for investment	4,846	—	—
Fully charged-off loans	—	—	2,382
Premises and equipment	570	52	2,225
Origination and purchase of loans, excluding loans held-for-sale	(2,036,516)	(1,493,854)	(1,217,137)
Principal repayment of loans	2,124,355	1,492,748	1,102,805
Additions to premises and equipment	(23,053)	(15,263)	(12,966)
Outlays for business acquisitions	—	(402)	(425,242)
Cash and cash equivalents received in Scotiabank Acquisition	—	—	492,512
Net cash (used in) provided by investing activities	$(182,934)	$757,501	$842,173
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	152,699	735,830	(265,162)
Securities sold under agreements to repurchase	—	(190,063)	(264,730)
FHLB advances, federal funds purchased, and other borrowings	(39,174)	(12,872)	386
Exercise of stock options with treasury shares	283	583	1,294
Purchase of treasury stock	(49,872)	(2,226)	—
Redemption of preferred stock	(92,000)	—	—
Dividends paid on preferred stock	(1,255)	(6,512)	(6,509)
Dividends paid on common stock	(19,718)	(14,381)	(14,375)
Net cash (used in) provided by financing activities	$(49,037)	$510,359	$(549,096)
Net change in cash, cash equivalents and restricted cash	(131,927)	1,302,820	402,694
Cash, cash equivalents and restricted cash at beginning of year	2,155,577	852,757	450,063
Cash, cash equivalents and restricted cash at end of year	$2,023,650	$2,155,577	$852,757
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (CONTINUED)
	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$2,014,523	$2,142,294	$844,532
Money market investments	8,952	11,908	6,775
Restricted cash	175	1,375	1,450
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$2,023,650	$2,155,577	$852,757

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$35,338	$56,442	$41,310
Income taxes paid	$2,794	$6,255	$39,375
Operating lease liabilities paid	$10,948	$12,778	$6,873
Mortgage loans held-for-sale securitized into mortgage-backed securities	$149,080	$90,174	$62,764
Transfer from held-to-maturity securities to available-for-sale securities	$—	$—	$424,740
Transfer from loans to foreclosed real estate and other repossessed assets	$39,547	$23,332	$43,915
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$54,983	$2,542	$27,775
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$7,053	$—	$49
Financed sales of foreclosed real estate	$1,444	$284	$1,091
Interest on loans subject to the temporary payment moratorium	$—	$35,593	$—
Delinquent loans booked under the GNMA buy-back option	$14,511	$56,193	$75,181
Cash consideration payable	$—	$—	$5,195
Initial recognition of operating lease right-of-use assets	$—	$—	$21,930
Initial recognition of operating lease liabilities	$—	$—	$23,689
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of OFG Bancorp (“OFG” or the “Company”) conform with GAAP and to banking industry practices. The following is a description of OFG’s most significant accounting policies:
Nature of Operations
OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company organized under the laws of the Cayman Islands in 2021, OFG Reinsurance Ltd (“OFG Reinsurance”), and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”). OFG also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”) and two other limited liability company subsidiaries, OFG USA LLC (“OFG USA”) and OFG Ventures LLC (“OFG Ventures”), which holds investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.
OFG conducts its business through its main office in San Juan, Puerto Rico, fifty branches in Puerto Rico and two branches in the U.S. Virgin Islands (the “USVI”). OFG has three subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services and Oriental Insurance; one subsidiary in the United States, OPC; and one subsidiary in the Cayman Islands, OFG Reinsurance. OFG is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.
The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank offers banking services such as commercial and consumer lending, leasing, auto loans, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank has an operating subsidiary, OFG USA, a wholly-owned subsidiary of the Bank, which is a commercial lender organized in Delaware. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are international banking entities licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to persons located in Puerto Rico with assets/liabilities located outside of Puerto Rico. The Bank’s USVI operations are also subject to the supervision, examination and regulation of the USVI Banking Board.
Oriental Financial Services is registered as a securities broker-dealer and as an investment adviser, and is subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (“FINRA”), the U.S. Securities and Exchange Commission (the “SEC”), and the OCFI. Oriental Financial Services is also a member of the Securities Investor Protection Corporation. Oriental Insurance is an insurance agency and is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico. OFG Reinsurance is subject to regulation by the Cayman Islands Monetary Authority (the “CIMA”).
OFG’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”) guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA and FHLMC mortgage loans for issuance of FNMA and FHLMC

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio and has a subservicing arrangement with a third party for a portion of its acquired loan portfolio. OFG services most of its mortgage loan portfolio.
On December 31, 2019, Oriental Bank purchased from The Bank of Nova Scotia (“BNS”) all outstanding common stock of Scotiabank de Puerto Rico (“SBPR”) and immediately merged SBPR with and into the Bank, with the Bank continuing as the surviving entity. As part of this transaction, the Bank also acquired the USVI banking operations of BNS through the acquisition of certain assets and the assumption of certain liabilities. In addition, the Bank acquired certain loans and assumed certain liabilities, from BNS’s Puerto Rico branch. This transaction is referred to as the “Scotiabank Acquisition”.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of OFG Bancorp and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Statutory Trust II is exempt from the consolidation requirements of GAAP.
Business Combinations
OFG accounted for the Scotiabank Acquisition under the accounting guidance of ASC Topic No. 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets and liabilities acquired were initially recorded at fair value. No allowance for credit losses related to the acquired loans was recorded on the acquisition date. Loans acquired were recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. These fair value estimates associated with the loans included estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. The valuation of these loans required management to make subjective judgments concerning estimates about how the acquired loans would perform in the future using valuation methods, including discounted cash flow analyses and other factors as market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the timing of foreclosure and liquidation of collateral, expected prepayment rates, and specific industry and market conditions. Refer to Note 2 Business Combination for further discussion of the Scotiabank Acquisition.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses, the valuation of securities, the determination of income taxes, impairment of securities, and goodwill valuation and impairment assessment.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment Securities
OFG classifies its investments in debt and equity securities into one of four categories:
Held-to-maturity - Securities that management has the intent and ability to hold to maturity. These securities are carried at amortized cost. Since the adoption of CECL on January 1, 2020, an allowance for credit losses is established for the expected credit losses over the remaining term of debt securities held to maturity. OFG’s portfolio of held to maturity securities is comprised of obligations from the U.S. Government. These securities have an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, OFG applies a zero-credit loss assumption and no ACL for these securities has been established. OFG monitors its securities portfolio composition and credit performance on a quarterly basis to determine if any allowance is considered necessary.
Available for sale - Securities to be held for indefinite periods of time. These securities are carried at fair value. Declines in fair value below the securities’ amortized cost which are not related to estimated credit losses are recorded through other comprehensive income or loss, net of taxes. If OFG intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through earnings. Since the adoption of CECL on January 1, 2020, credit losses relating to available-for-sale debt securities are recorded through an ACL, which are limited to the difference between the amortized cost and the fair value of the asset. The ACL is established for the expected credit losses over the remaining term of debt security. OFG’s portfolio of available for sale securities is comprised mainly of U.S. Treasury notes and obligations from the U.S. Government. These securities have an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, OFG applies a zero-credit loss assumption and no ACL for these securities has been established. OFG monitors its securities portfolio composition and credit performance on a quarterly basis to determine if any allowance is considered necessary. Debt securities available-for-sale are written-off when a portion or the entire amount is deemed uncollectible, based on the information considered to develop expected credit losses through the life of the asset. The specific identification method is used to determine realized gains and losses on debt securities available for sale, which are included in net gain (loss) on sale of securities in the Consolidated Statements of Operations.
Trading - Securities held for resale in anticipation of short-term market movements. These securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase.
Equity securities - Equity securities do not have readily available fair values and are measured at cost, less any impairment. Impairment is reviewed on a quarterly basis through a qualitative assessment. Stock that is owned by OFG to comply with regulatory requirements, such as Federal Home Loan Bank (“FHLB”) stock, is included in this category, and their realizable value equals their cost. Unrealized and realized gains and losses and any impairment on equity securities are included in net gain (loss), including impairment on equity securities in the Consolidated Statements of Operations. Dividend income from investments in equity securities is included in interest income in the Consolidated Statements of Operations.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG determines the fair value of its financial instruments based on the fair value measurement framework, which establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:
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
During the year ended December 31, 2021, OFG transferred from level 2 to level 3 a $1.5 million convertible note classified as other debt securities. For more information about this reclassification, see Note 28 - Fair Value of Financial Instruments. There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the years ended December 31, 2020, and 2019. OFG’s policy is to recognize transfers at the date of the event or change in circumstances that caused the transfer.
Derivative Instruments and Hedging Activities
OFG uses financial derivatives, as interest rate swaps and caps, to both mitigate exposure to market (primarily interest rate) and credit risks inherent in its business activities, as well as to facilitate customer risk management activities. OFG manages these risks as part of its asset and liability management process and through credit policies and procedures.
OFG recognizes all derivative instruments at fair value as either other assets or derivative liabilities on the consolidated statement of financial condition and the related cash flows in the operating activities section of the consolidated statement of cash flows. Adjustments for counterparty credit risk are included in the determination of fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a cash flow or net investment hedging relationship. For all other derivatives, changes in fair value are recognized in earnings.

OFG utilizes a net presentation for derivative instruments on the consolidated statement of financial condition taking into consideration the effects of legally enforceable master netting agreements. Cash collateral exchanged with counterparties is also netted against the applicable derivative exposures by offsetting obligations to return, or general rights to reclaim, cash collateral against the fair values of the net derivatives being collateralized.

For those derivative instruments that are designated and qualify as accounting hedges, OFG designates the hedging instrument, based on the exposure being hedged, as a cash flow hedge. OFG formally documents the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy, before undertaking an accounting hedge.

To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge at inception of the hedge relationship. In addition, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. For accounting hedge relationships, OFG formally assesses, both at the inception of the hedge and on an ongoing basis, if the derivatives are highly effective in offsetting designated changes in the fair value or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective, hedge accounting is discontinued. OFG

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
assesses effectiveness using statistical regression analysis. Where the critical terms of the derivative and hedged item match, effectiveness may be assessed qualitatively.

For derivatives designated as cash flow hedges (hedging the exposure to variability in expected future cash flows), the gain or loss on derivatives is reported as a component of AOCI and subsequently reclassified to income in the same period or periods during which the hedged cash flows affect earnings and recorded in the same income statement line item as the hedged cash flows.

OFG discontinues hedge accounting when it is determined that the derivative no longer qualifies as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a cash flow hedge.
Mortgage Banking Activities and Mortgage Loans Held-For-Sale
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
Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities
OFG recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. OFG is not engaged in sales of mortgage loans and mortgage-backed securities subject to recourse provisions except for those provisions that allow for the repurchase of loans as a result of a breach of certain representations and warranties other than those related to the credit quality of the loans included in the sale transactions.
The transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which OFG surrenders control over the assets is accounted for as a sale if all of the following conditions set forth in Accounting Standards Codification ("ASC") Topic 860 are met: (i) the assets must be isolated from creditors of the transferor, (ii) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When OFG transfers financial assets and the transfer fails any one of these criteria, OFG is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing. For transfers of financial assets that satisfy the conditions to be accounted for as sales, OFG derecognizes all assets sold; recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale, including servicing assets and servicing liabilities, if applicable; initially measures at fair value assets obtained and liabilities incurred in a sale; and recognizes in earnings any gain or loss on the sale. The guidance on transfer of financial assets requires a true sale analysis of the treatment of the transfer under state law as if OFG was a debtor under the bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the intent of the parties, the nature and level of recourse to the transferor, and the nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, and contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as any unsettled matters of state law or common law. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Conforming conventional mortgage loans are combined into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or sold directly to FNMA or other private investors for cash. To the extent the loans do not meet the specified characteristics, investors are generally entitled to require OFG to repurchase such loans or indemnify the investor against losses if the assets do not meet certain guidelines. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which OFG provides servicing. At OFG’s option and without GNMA prior authorization, OFG may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, OFG treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that OFG does

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
not maintain effective control over the loans and, therefore, these are derecognized from the statement of financial condition. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, OFG is deemed to have regained effective control over these loans, and these must be brought back onto OFG’s books as assets, regardless of whether OFG intends to exercise the buy-back option. Quality review procedures are performed by OFG as required under the government agency programs to ensure that asset guideline qualifications are met. OFG has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by OFG, and management believes that, based on historical data, the probability of payments and expected losses under these representation and warranty arrangements is not significant.
OFG has liability for residential mortgage loans sold subject to credit recourse, principally loans associated with FNMA residential mortgage loan sales and securitization programs. In the event of any customer default, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. In the event of nonperformance by the borrower, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. OFG has established a liability to cover the estimated credit loss exposure related to loans sold with credit recourse.
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
Servicing Assets
OFG periodically sells or securitizes mortgage loans while retaining the obligation to perform the servicing of such loans. In addition, OFG may purchase or assume the right to service mortgage loans originated by others. Whenever OFG undertakes an obligation to service a loan, management assesses whether a servicing asset and/or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate OFG for servicing the loans. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate OFG for its expected cost.
All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, OFG measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing asset in the statement of operations in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statement of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG discontinues accrual of interest after payments become more than 90 days past due or earlier if OFG does not expect the full collection of principal or interest, except for residential mortgage loans insured or guaranteed under applicable FHA and VA programs that are not placed in non-accrual status until they become 12 months or more past due, as they are insured loans. At that time, any accrued income is reversed. The delinquency status is based upon the contractual terms of the loans. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Collections are accounted for on the cash method thereafter, until qualifying to return to accrual status. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist. The determination as to the ultimate collectability of the loan’s balance may involve management’s judgment in the evaluation of the borrower’s financial condition and prospects for repayment. Interest income is based on effective yield on the Non-PCD loans.
Purchased Credit Deteriorated (PCD) Loans: OFG has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. OFG considered the following factors as indicators that an acquired loan had evidence of deterioration in credit quality: loans that were 90 days or more past due; loans that had an internal loan grade of substandard or worse - substandard loans have a well-defined weakness that jeopardizes collection of the loan; loans that were classified as nonaccrual by the acquired bank at the time of acquisition; and loans that had been previously modified in a troubled debt restructuring. As such, our PCD loans are recorded at the purchase price plus the allowance for credit losses expected at the time of acquisition or implementation of the standard. An allowance for credit losses is determined using an undiscounted cash flow methodology.
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
Allowance for Credit Losses (“ACL”) – Loans: On January 1, 2020, OFG adopted CECL, which utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected credit losses. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Re-evaluation of the ACL estimate in future periods in light of changes in composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. OFG continues to monitor and modify the level of the ACL to ensure it is adequate.
Our methodology for estimating expected credit losses for our loan portfolios include the following key components:
•Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. Factors that may be considered in aggregating loans for this purpose include, but are not necessarily limited to, product or collateral type, internal risk rating, credit characteristics such as credit scores or collateral values, and historical or expected credit loss patterns.
•Credit losses for loans that do not share similar risk characteristics are estimated on an individual basis. Individual evaluations are typically performed for nonaccrual loans and nonaccrual modified loans classified as troubled debt restructurings. The lifetime losses for individually measured loans are estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.
•ACL reserves are estimated over the contractual term of the financial asset adjusted for expected prepayments. As part of the calculation of the contractual term, expected extension are generally not considered unless the option to extend the loan cannot be canceled unilaterally by OFG, and loan modifications are also not considered, unless OFG has a reasonable expectation that it will execute a troubled debt restructuring (“TDR”). In the case of

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
unconditionally cancellable accounts, such as credit cards, reserves are based on the expected life of the balance as of the evaluation date (assuming no further charges) and do not include any undrawn commitments that are unconditionally cancellable.
•The quantitative model utilizes a discounted cash flow (“DCF”) or undiscounted cash flow (“UDCF”) approach to estimate expected credit losses using probability of default (“PD”), loss given default (“LGD”), and exposure at default ("EAD”). DCF method is used for most of the Non-PCD portfolio using the amortized cost, and UDCF method for the PCD portfolio using the unpaid principal balance. For the EAD, the Company uses a prepayment model which projects prepayments over the life of the loans.
•An economic forecast period based on the relationship of losses with key economic variables for each portfolio segment; OFG has elected a 2-year reasonable and supportable forecast period, with an additional 1-year to mean straight-line reversion occurring within the credit loss models based on the economic inputs. The length of the reasonable and supportable forecast is evaluated at each reporting period and adjusted if deemed necessary.
•Inclusion of qualitative adjustment to consider factors for asset-specific risk characteristics to the extent they do not exist in the historical information that have not been accounted and could impact the amount of future losses. For example, factors that OFG considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others.
•The estimate of credit losses includes expected recoveries of amounts previously charged off as well as consideration of expected amounts to be written off. If a loan has been charged off, the expected cash flows on the loan are not limited by the current amortized cost balance. Instead, expected cash flows can be assumed up to the unpaid principal balance immediately prior to the charge-off.
•The ACL excludes accrued interest since all our products are subject to a non-accrual and timely write-off policy, except for accrued interest receivable on loans that participated in the Covid-19 deferral programs with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance.
In our loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, employment rates, real estate prices, gross domestic product levels, gross national product levels, and retail sales. As any one economic outlook is inherently uncertain, OFG leverages multiple scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends.
Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses, except for accrued interest receivable on loans that participated in the Covid-19 deferral programs. OFG has elected to estimate expected credit losses on accrued interest receivable for loans that participated in the Covid-19 deferral programs separately from other components of the amortized costs basis. Accrued interest receivable totaled $54.8 million and $64.5 million on December 31, 2021 and 2020, respectively, reported in accrued interest receivable on the consolidated statement of financial condition. Accrued interest receivable on loans that participated in the Covid-19 deferral programs amounted to $23.9 million at December 31, 2021 (December 31, 2020 - $35.4 million), of which $21.5 million (December 31, 2020 - 30.5 million) corresponds to loans in current status. Allowance for credit losses for accrued interest receivable on loans that participated in the Covid-19 deferral programs amounted to $161 thousand and $711 thousand at December 31, 2021 and 2020, respectively.
Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income through the life of the loan.
OFG has identified the following portfolio segments, commercial loans, mortgage loans, consumer loans, and auto loans and leases, and measures the allowance for credit losses using the methods described below for each.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Commercial Loans – The segmentation of commercial loans was established by business line, collateral type, and size, delinquency or risk rating/classification to assess the loans based on common risk characteristics. The segmentation aligns with OFG’s current credit policies, and procedures for these portfolios. The estimate of expected credit losses on commercial loans is forecasted using models that estimate credit losses over the loan’s contractual life at an individual loan level. The models use the contractual terms to forecast future principal cash flows while also considering expected prepayments, considering that all our lines of credit are unconditionally cancellable. The loss forecasting model determines the probabilities of transition to different credit risk ratings or default at each point over the life of the asset based on the borrower’s current credit risk rating and business segment. Assumptions of expected loss are conditioned to the economic outlook and the model considers key economic variables such as unemployment rate, gross national product (“GNP”) (P.R. projections), gross domestic product (U.S. projections) and employment rates (U.S. projections).
Loans that do not share risk characteristics are evaluated on an individual basis. Individual evaluations are typically performed for nonaccrual loans and nonaccrual modified loans classified as troubled debt restructurings. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate, as OFG elected the collateral-dependent practical expedient. For loans evaluated individually that are not collateral dependent, a discounted cash flow method is used to determine the allowance for credit losses.
Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
OFG’s lending activities in the continental United States – referred to as U.S. commercial loans – are conducted through OIB and OFG USA. These activities include the purchase of middle market senior secured cash flow loan participations and the purchase of participations of loans to small and medium sized businesses.
OFG participated in the Paycheck Protection Program (PPP), which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act. The PPP was designed to provide U.S. small businesses with cash-flow assistance through loans fully guaranteed by the Small Business Administration ("SBA"). If the borrower met certain criteria and used the proceeds towards certain eligible expenses, the borrower’s obligation to repay the loan can be forgiven up to the full principal amount of the loan and any accrued interest. Upon borrower forgiveness, the SBA pays OFG for the principal and accrued interest owed on the loan. If the full principal of the loan is not forgiven, the loan will operate according to the original loan terms with the 100 percent SBA guaranty remaining. As compensation for originating the loans, OFG received lender processing fees from the SBA, which are capitalized, along with the loan origination costs, and will be amortized over the loans’ contractual lives and recognized as interest income. Upon forgiveness of a loan and repayment by the SBA, any unrecognized net capitalized fees and costs related to the loan will be recognized as interest income in that period.
Mortgage Loans – This segment includes traditional mortgages, non-traditional mortgages, mortgages in the loss mitigation program, residential performing TDRs and residential non-performing TDRs. The most significant attribute in estimating OFG’s lifetime expected credit losses is the vintage. The estimates are based on OFG’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on the housing price index and unemployment are key factors that impact the frequency and severity of loss estimates. OFG expects to collect the amortized cost basis of government insured residential loans due to the nature of the government guarantee, so the ACL is zero for these loans.
Mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due. For loans that are more than 180 days past due, with the exception of OFG’s fully insured portfolio, the outstanding balance of loans that is in excess of the estimated property value after adjusting for costs to sell is charged off. If the estimated property value decreases in periods subsequent to the initial charge-off, OFG will record additional charge-offs.
Consumer Loans – This portfolio consists of smaller retail loans such as unsecured personal loans, unsecured personal lines of credit, retail credit cards and overdrafts. The estimates are based on the OFG’s historical experience with the loan portfolios, adjusted to reflect the economic outlook. The outlook on the GNP and unemployment rate are key factors that impact the frequency and severity of loss estimates. Credit cards are revolving lines of credit without a defined maturity

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
date. OFG elected to apply the remaining life methodology for the credit cards and revolving line segments. The remaining life methodology takes projected losses based on economic forecast and applies it to a pool of loans on a periodic basis, based on the remaining life expectation of that pool. Future draws on the credit card lines are excluded from the estimated expected credit losses as they are unconditionally cancellable.
Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans and leases - This portfolio consists of auto loans and leases. The most significant attribute in estimating OFG’s expected credit losses is the FICO score. The estimates are based on OFG’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on the GNP and unemployment are key factors that impact the frequency and severity of loss estimates.
Auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
For the principal enhancements that management made to its methodology, refer to Note 7.
Allowance for Loan and Lease Losses Under the Incurred Losses Model for the Year Ended December 31, 2019
OFG followed a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in loan portfolio. This methodology included the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans.
OFG’s assessment of the allowance for loan losses was determined in accordance with the guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. Also, OFG determined the allowance for loan losses on purchased impaired loans and purchased loans accounted for under ASC Subtopic 310-30 by analogy, by evaluating decreases in expected cash flows after the acquisition date.
The quantitative component used a loss factor for the general reserve of these loans established by considering OFG’s historical loss experience adjusted for an estimated loss emergence period and the consideration of qualitative factors. Qualitative factors considered were: change in non-performing loans; migration in classification; trends in charge offs; trends in volume of loans; changes in collateral values; changes in risk selections and underwriting standards, and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff, including OFG’s loan review system; national and local economic trends and industry conditions; and effect of external factors such as competition and regulatory requirements on the level of estimated credit losses. The sum of the adjusted loss experience factors and the qualitative factors were the general valuation reserve (“GVA”) factor used for the determination of the allowance for loan and lease losses in each category.
Loans and Leases Held for Investment, Excluding Loans Accounted for under ASC 310-30
OFG determined the allowance for loan and lease losses by portfolio segment, which consisted of mortgage loans, commercial loans, consumer loans, and auto and leasing, as follows:
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
Commercial loans: The commercial portfolio was segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial assets), and loan grades. Quantitative components used a loss factor for the GVA of these loans established by considering OFG's historical loss experience of each segment adjusted for the loss realization period and the consideration of

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
qualitative factors. The sum of the adjusted loss experience and the qualitative factors was the GVA factor used for the determination of the allowance for loan and lease losses on each segment.
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
OFG established its allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of the loan portfolio. This evaluation, which included a review of loans on which full collectability may not have been reasonably assured, considered, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warranted recognition in determining our allowance for loan losses. OFG continuously monitored and modified, if applicable, the level of the allowance for loan losses to ensure it was adequate to cover losses inherent in our loan portfolio.
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
Loan loss ratios and loan grades, for commercial loans, were updated at least quarterly and were applied in the context of GAAP. Management used current available information in estimating possible loan and lease losses, factors beyond OFG’s control, such as those affecting general economic conditions, may have required future changes to the allowance.
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
Troubled Debt Restructuring
A TDR is the restructuring of a receivable in which OFG, as creditor, grants a concession for legal or economic reasons due to the debtor’s financial difficulties. A concession is granted when, as a result of the restructuring, OFG does not expect to collect all amounts due, according to original contractual terms of the loan agreement. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
To assess whether the debtor is having financial difficulties, OFG evaluates whether it is probable that the debtor will default on any of its debt in the foreseeable future.
Receivables that are restructured in a TDR are presumed to be impaired and are subject to a specific impairment-measurement method. If the repayment of the loan is expected to be provided solely by the underlying collateral and there are no other available sources of repayment, OFG considers the current value of that collateral in determining whether the principal will be paid. For non-collateral dependent loans, the specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate.
TDR loans are classified as either accrual or nonaccrual. An accruing loan that is modified in a TDR can remain in accrual status if, based on a current, well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before the modification. To restore a non-accruing loan that has been modified in a TDR to accrual status, the credit officer must perform a current, well-documented credit analysis supporting a return to accrual status based on the borrower's financial condition and prospects for repayment under the revised terms. Otherwise, the TDR must remain in nonaccrual status. The analysis must consider the borrower's sustained historical repayment performance for a reasonable period prior to the return-to-accrual date but may take into account payments made for a reasonable period prior to the restructuring if the payments are consistent with the modified terms. A sustained period of repayment performance generally would be a minimum of six consecutive payments and would involve payments in the form of cash or cash equivalents.
OFG implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of Covid-19. The majority of OFG’s Covid-19 related loan modifications have not been considered TDRs as they represent short-term delay of payments or other insignificant modifications, whether under OFG’s regular loan modification assessments or the Interagency Statement guidance; or OFG has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under Section 4013 of the CARES Act. To the extent that certain modifications do not meet any of the above criteria, OFG accounts for them as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. These loans are not considered past due until after the deferral period is over and scheduled payments resume. Accrued interest on these Covid-19 modified loans is due when the deferral period ends. The credit quality of these loans is re-evaluated after the deferral period ends. Loans are generally placed on a nonaccrual basis when they become 90 days past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan. OFG’s policy is to write-off all accrued interest on loans when they are placed on nonaccrual status.
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
Goodwill and Other Intangible Assets
Goodwill is recognized when the purchase price is higher than the fair value of net assets acquired in business combinations under the purchase method of accounting. OFG’s goodwill is not amortized to expense but is tested for impairment at least annually, and on a more frequent basis, if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment and a decision to change the operations or dispose of a reporting unit.
A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG performs annual goodwill impairment test as of October 31 and monitors for interim triggering events on an ongoing basis. OFG tests for impairment based on the allocation of goodwill and other assets and liabilities, as necessary, to defined reporting segments. A fair value is then determined for each reporting segment. If the fair values of the reporting segments exceed their book

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill.
Reporting segment valuation is inherently subjective, with a number of factors based on assumptions and management judgments or estimates. Actual values may differ significantly from such estimates. Among these are future growth rates for the reporting segments, selection of comparable market transactions, discount rates and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors, and reporting unit performance and cash flow projections could result in different assessments of the fair values of reporting segments and could result in impairment charges. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount, an interim impairment test is required.
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
Impairment of Long-Lived Assets
OFG periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2021 and 2020, there was no indication of impairment as a result of such review.
Off-Balance Sheet Instruments
In the ordinary course of business, OFG enters into off-balance sheet instruments consisting of commitments to extend credit, further discussed in Note 25 – Commitments and Contingencies hereto. Such financial instruments are recorded in the financial statements when these are funded or related fees are incurred or received. OFG periodically evaluates the credit risks inherent in these commitments and establishes reserves for such risks if and when these are deemed necessary.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
OFG estimates the expected credit losses related to unfunded lending commitments such as letters of credit, financial guarantees, unfunded banker’s acceptances and binding loan commitments. Reserves are estimated for the unfunded exposure using the same factors as the funded exposure and are reported as reserves for unfunded lending commitments. Net adjustments to the reserve for unfunded commitments are included in the provision for credit losses in the Consolidated Statements of Operations.
Income Taxes
In preparing the consolidated financial statements, OFG is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of deferred taxes resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require OFG to assume certain positions based on its interpretation of current tax laws and regulations. Changes in assumptions affecting estimates may be required in the future, and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to OFG’s effective tax rate in the

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in such year.
On December 30, 2019, Oriental Financial Services (“OFS”) was converted into a limited liability company (“LLC”), and on June 30, 2020, made the election to be treated as a partnership for income tax purposes which was effective on January 1, 2020. As such, OFS is currently a pass-through entity not subject to income taxes at the company level, and the parent will be subject to Puerto Rico income taxes on its distributable share of OFS taxable income under the partnership provisions of the PR Code. At the date of the election all tax attributes of OFS were also transferred to the parent. The same tax treatment applies to Oriental Insurance since its conversion to an LLC in December 2015, and tax election to be treated as a partnership effective on January 1, 2016. Pursuant to these elections OFG is required to pay income taxes on its distributable share of both entities; in the case of losses reported by any of the entities, the same may be offset with the taxable income of the other entity. However, OFG is not permitted to use its operating losses to offset the taxable income of its partnerships.

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of OFG’s net deferred tax assets assumes that it will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, OFG may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations.

Management evaluates on a regular basis whether the deferred tax assets can be realized and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in OFG’s tax provision in the period of change.

In addition to valuation allowances, OFG establishes accruals for uncertain tax positions when, despite the belief that OFG’s tax return positions are fully supported, OFG believes that certain positions are likely to be challenged. The accruals for uncertain tax positions are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The accruals for OFG’s uncertain tax positions are reflected as income tax payable as a component of accrued expenses and other liabilities. These accruals are reduced upon expiration of the applicable statute of limitations.

OFG follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.
OFG’s policy is to include interest and penalties related to unrecognized income tax benefits within the provision for income taxes on the consolidated statements of operations.
OFG is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2017 to 2020, until the applicable statute of limitations expires. In addition, OFG’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2018 to 2020. Tax audits by their nature are often complex and can require several years to complete.
Revenue Recognition
ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures.
Revenue-generating activities that are within the scope of ASC 606, which are presented in OFG's statement of operations as components of non-interest income are described in Note 28 – Banking and Financial Service Revenues.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Stock-Based Compensation Plan
OFG’s 2007 Omnibus Performance Incentive Plan, as amended and restated (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010 and 2013.
The purpose of the Omnibus Plan is to provide flexibility to OFG to attract, retain and motivate directors, officers, and key employees through the grant of awards based on performance and to adjust its compensation practices to the best compensation practice and corporate governance trends as they develop from time to time. The Omnibus Plan is further intended to motivate high levels of individual performance coupled with increased shareholder returns. Therefore, awards under the Omnibus Plan (each, an “Award”) are intended to be based upon the recipient’s individual performance, corporate performance, level of responsibility and potential to make significant contributions to OFG. Generally, the Omnibus Plan will terminate as of (a) the date when no more of OFG’s shares of common stock are available for issuance under the Omnibus Plan or, (b) if earlier, the date the Omnibus Plan is terminated by OFG’s Board of Directors.
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
The expected term of stock options granted represents the period of time that such options are expected to be outstanding. Expected volatilities are based on historical volatility of OFG’s shares of common stock over the most recent period equal to the expected term of the stock options. For stock options issued during 2015, the expected volatilities are based on both historical and implied volatility of OFG’s shares of common stock.
OFG follows the fair value method of recording stock-based compensation. OFG used the modified prospective transition method, which requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award with the cost to be recognized over the service period. It applies to all awards unvested and granted after the effective date and awards modified, repurchased, or cancelled after that date.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Subsequent Events
OFG has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form 10-K for the year ended December 31, 2021, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation. For the year ended December 31, 2020, OFG recorded an immaterial correction in the statement of cash flows associated with the proceeds of mortgage loans held for sale. In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, OFG evaluated the materiality from quantitative and qualitative perspectives and concluded that were immaterial to OFG’s prior period interim and annual consolidated financial statements.
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
Reference Rate Reform. In March 2020, the FASB issued guidance within ASU 2020-4, which provides accounting relief from the future impact of the cessation of LIBOR by, among other things, providing optional expedients to treat contract modifications resulting from such reference rate reform as a continuation of the existing contract and for hedging relationships to not be de-designated resulting from such changes provided certain criteria are met. OFG has identified its LIBOR exposure, mainly concentrated within the commercial loan portfolio. LIBOR-based contracts that will be impacted by the cessation of LIBOR have been under review to ensure they contain adequate fallback language. The Bank has also been proactively working to transition to alternative reference rates (“ARR”) and/or fallback language in both existing as well as new contracts to prepare for the cessation of LIBOR. Furthermore, management has established a LIBOR transition team to lead OFG in the execution of its project plan and is monitoring the development and adoption of SOFR alternatives as well as other credit sensitive ARR and their liquidity in the market. The company is also working towards business and system readiness to originate SOFR based loans. Notwithstanding these efforts, OFG expects to use the optional expedients provided by ASU 2020-04 for contracts left unmodified.
As of December 31, 2021, OFG’s total LIBOR-based asset and liabilities exposure represents 6.5% of total consolidated assets, which consists of $511.0 million in adjustable rate commercial loans, $39.6 million in mortgage loans tied to variable rates, $28.5 million in interest rate swaps, $25.9 million in interest rate caps and $36.1 million in subordinated

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
capital notes. The impact of the transition from LIBOR to an ARR on our loan portfolio, derivatives, asset-liability management, systems, processes, and business, is considered immaterial on our financial statements.
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
New Accounting Updates Not Yet Adopted
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued ASU 2020-06 to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. We will adopt this guidance when it becomes effective, in the first quarter of 2022, and the impact on our financial statements is not expected to be material.
Lessors—Certain Leases with Variable Lease Payments. FASB ASC 842 – In July 2021, the FASB issued ASU 2021-05 to amend the lease classification requirements for lessors to align them with practice under ASC Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) The lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC paragraphs 842-10-25-2 through 25-3; and (2) The lessor would have otherwise recognized a day-one loss. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. We will adopt this guidance when it becomes effective, in the first quarter of 2022, and the impact on our financial statements is not expected to be material.

FASB ASC 205, 942, and 946 – In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The amendments in this update are effective upon addition to the FASB Codification and will not have a material impact on the consolidated financial statements.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Contract Assets and Contract Liabilities From Contracts With Customers. In October 2021, the FASB issued ASU 2021-08 to address diversity in practice and inconsistency related to the accounting for revenue contracts with customers acquired in a business combination. The amendments require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination and applies to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. The new guidance will not have a material impact on the consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS
On December 31, 2019, OFG purchased from the BNS all outstanding common stock of SBPR. Immediately following the closing, OFG merged SBPR with and into the Bank, with the Bank continuing as the surviving entity. As part of this transaction, the Bank also acquired the USVI banking operations of BNS through an acquisition of certain assets (including loans, ATMs and physical branch locations) and an assumption of certain liabilities (including deposits). In addition, OFG acquired certain loans and assumed certain liabilities, from BNS’s Puerto Rico branch.
The assets acquired and liabilities assumed as of December 31, 2019 were presented at their estimated fair value. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During the year ended December 31, 2020, OFG finalized its fair value analysis of the acquired assets and liabilities assumed and recorded remeasurement adjustments of approximately $7.3 million to the preliminary estimated fair values of certain accrued interest receivables, deferred tax asset, and accounts receivables to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements.
Merger and Restructuring Charges
Merger and restructuring charges incurred during the years ended December 31, 2020 and 2019 were recorded in the consolidated statement of operations and included incremental costs to integrate the operations of OFG and its most recent acquisition. These charges represent costs associated with these activities and do not represent ongoing costs of the fully integrated combined organization.
The following table presents severance and employee charges, systems integrations charges, branch consolidation, and other merger and restructuring charges related to the Scotiabank Acquisition, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(In thousands)
Severance and employee-related charges	$220	$13,323
Professional services and system integrations	9,973	9,718
Branch consolidation	3,707	—
Other	2,183	1,013
Total merger and restructuring charges	$16,083	$24,054
Restructuring Reserve
Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the merger and restructuring charges table.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the changes in restructuring reserves for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at the beginning of the year	$15,129	$17,491	$—
Merger and restructuring charges	—	16,083	24,054
Cash payments	(15,129)	(18,445)	(6,563)
Balance at the end of the year	$—	$15,129	$17,491
Payments under merger and restructuring reserves associated with the Scotiabank Acquisition continued into 2021 but they were not material and were accounted under applicable accounting guidance to the cost being incurred.
NOTE 3 – RESTRICTED CASH
The following table includes the composition of OFG’s restricted cash:

	December 31,
	2021	2020
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Regulatory requirements	$—	$325
Obligations under agreement of loans sold with recourse	175	1,050
	$175	$1,375
At December 31, 2020, cash of $325 thousand was held as the legal reserve required by the Puerto Rico’s Office of the Commissioner of Financial Institutions (“OCFI”) in connection with an international banking entity (“IBE”) unit license acquired in the Scotiabank Acquisition. This cash was released during the year ended December 31, 2021, as a result of the cancellation of this IBE license.
OFG has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At December 31, 2021 and 2020, OFG delivered as collateral cash amounting to approximately $175 thousand and $1.1 million, respectively.
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2021 was $456.5 million (December 31, 2020 - $408.5 million). At December 31, 2021 and 2020, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.
NOTE 4 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2021 and 2020, money market instruments included as part of cash and cash equivalents amounted to $9.0 million and $11.9 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at December 31, 2021 and 2020 were as follows:

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 5 to 10 years	$90,560	$2,502	$—	$93,062	1.94%
Due after 10 years	93,440	—	3,200	$90,240	1.37%
Total FNMA and FHLMC certificates	184,000	2,502	3,200	183,302	1.65%
GNMA Securities
Due from 1 to 5 years	10,536	233	1	10,768	1.66%
Due from 5 to 10 years	26,419	556	—	26,975	1.80%
Due after 10 years	244,106	6,927	198	250,835	2.40%
Total GNMA certificates	281,061	7,716	199	288,578	2.32%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	1,788	22	—	1,810	1.70%
Due from 5 to 10 years	20,705	299	—	21,004	1.81%
Due after 10 years	1,601	16	1	1,616	4.24%
Total CMOs issued by US government-sponsored agencies	24,094	337	1	24,430	1.96%
Total mortgage-backed securities	489,155	10,555	3,400	496,310	2.05%
Investment securities
US Treasury securities
Due less than 1 year	10,737	88	—	10,825	1.48%
Total US Treasury Securities	10,737	88	—	10,825	1.48%
Obligations of US government-sponsored agencies
Due less than 1 year	1,182	1	—	1,183	1.40%
Total Obligations of US government-sponsored agencies	1,182	1	—	1,183	1.40%
Other debt securities
Due less than 1 year	500	—	—	500	0.57%
Due from 1 to 5 years	1,847	48	—	1,895	5.43%
Total Other debt securities	2,347	48	—	2,395	4.39%
Total investment securities	14,266	137	—	14,403	1.95%
Total securities available for sale	$503,421	$10,692	$3,400	$510,713	2.05%

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$367,507	$—	$3,854	$363,653	1.71%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due less than 1 year	$348	$16	$—	$364	1.77%
Due from 5 to 10 years	96,902	3,741	—	100,643	2.00%
Due after 10 years	108,945	1,029	32	109,942	1.58%
Total FNMA and FHLMC certificates	206,195	4,786	32	210,949	1.78%
GNMA Securities
Due from 1 to 5 years	469	3	—	472	1.83%
Due from 5 to 10 years	58,615	1,466	—	60,081	1.80%
Due after 10 years	115,388	7,009	178	122,219	2.42%
Total GNMA certificates	174,472	8,478	178	182,772	2.21%
CMOs issued by US government-sponsored agencies
Due from 5 to 10 years	32,220	793	—	33,013	1.78%
Due after 10 years	6,089	112	—	6,201	2.95%
Total CMOs issued by US government-sponsored agencies	38,309	905	—	39,214	1.96%
Total mortgage-backed securities	418,976	14,169	210	432,935	1.97%
Investment securities
US Treasury securities
Due less than 1 year	735	—	—	735	0.10%
Due from 1 to 5 years	10,005	243	—	10,248	1.59%
Total US Treasury Securities	10,740	243	—	10,983	1.49%
Obligations of US government-sponsored agencies
Due from 1 to 5 years	1,585	21	—	1,606	1.39%
Total Obligations of US government-sponsored agencies	1,585	21	—	1,606	1.39%
Other debt securities
Due less than 1 year	251	—	—	251	0.65%
Due from 5 to 10 years	624	39	—	663	2.97%
Total Other debt securities	875	39	—	914	2.31%
Total investment securities	13,200	303	—	13,503	1.53%
Total securities available for sale	$432,176	$14,472	$210	$446,438	1.96%

Investment securities as of December 31, 2021 include $145.6 million pledged to secure government deposits, derivatives and regulatory collateral that the secured parties are not permitted to sell or repledge the collateral, of which $143.8 million serve as collateral for public funds. Investment securities as of December 31, 2020 include $148.8 million pledged to secure government deposits, derivatives and regulatory collateral that the secured parties are not permitted to sell or repledge the collateral, of which $146.4 million serve as collateral for public funds. At December 31, 2020 OFG did not have securities held to maturity.
The weighted average yield on debt securities available-for-sale is based on amortized cost and does not give effect to changes in fair value. Weighted average yields on tax-exempt obligations have been computed on a on a fully taxable equivalent basis.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2021 and 2020, most securities held by OFG are issued by U.S. government entities and agencies that have a zero-credit loss assumption.
At both December 31, 2021 and 2020, the Bank’s international banking entities held short-term US Treasury securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the OCFI.
During the years ended December 31, 2021, 2020, and 2019, OFG retained securitized GNMA pools totaling $149.1 million, $90.1 million, and $62.8 million amortized cost, respectively, at a yield of 2.45%, 2.48%, and 3.23%, from its own originations.
During the year ended December 31, 2021, OFG sold $2.2 million available-for-sale mortgage-backed securities and recognized a $19 thousand gain in the sale. During the year ended December 31, 2020, OFG sold $316.3 million available-for-sale mortgage-backed securities and recognized a $4.7 million gain in the sale. During the year ended December 31, 2019, OFG sold $672.2 million available-for-sale mortgage-backed securities and recognized a $8.3 million gain in the sale.

	Year Ended December 31, 2021
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
GNMA certificates	2,175	2,156	19	—
Total	$2,175	$2,156	$19	$—

	Year Ended December 31, 2020
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$229,571	$227,213	$2,358	$—
GNMA certificates	91,413	89,043	2,370	—
Total	$320,984	$316,256	$4,728	$—

	Year Ended December 31, 2019
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
FNMA and FHLMC certificates	451,081	447,305	3,776	—
GNMA certificates	229,385	224,887	4,498	—
Total mortgage-backed securities	$680,466	$672,192	$8,274	$—

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table show OFG’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at December 31, 2021 and 2020, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2021
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	500	1	499
FNMA and FHLMC certificates	93,440	3,200	90,240
GNMA certificates	5,022	199	4,823
	$98,962	$3,400	$95,562

Held-to-maturity
FNMA and FHLMC certificates	$367,507	$3,854	$363,653

	December 31, 2020
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	34,628	32	34,596
GNMA certificates	5,104	178	4,926
	$39,732	$210	$39,522

OFG had no investment securities in a continuous loss position for 12 months or more at December 31, 2021 and 2020.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 - PLEDGED ASSETS
The following table shows a summary of pledged and not pledged assets at December 31, 2021 and 2020. Investment securities available for sale are presented at fair value, and investment securities held to maturity, residential mortgage loans, commercial loans and leases are presented at amortized cost:

	December 31,
	2021	2020
	(In thousands)
Pledged investment securities to secure:
Derivatives	$1,678	$2,351
Bond for the Bank's trust operations	105	105
Puerto Rico public fund deposits	143,775	146,381
Total pledged investment securities	145,559	148,837
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	550,209	699,091
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	398,754	460,149
Federal Reserve Bank Credit Facility	47,239	48,089
Puerto Rico public fund deposits	85,148	96,273
	531,141	604,511
Pledged auto loans and leases to secure:
Federal Reserve Bank Credit Facility	1,138,126	1,049,477
Total pledged assets	$2,365,035	$2,501,916
Financial assets not pledged:
Investment securities	$732,661	$297,601
Residential mortgage loans	1,408,158	1,625,938
Commercial loans	1,879,755	1,799,780
Consumer loans	409,675	414,946
Auto loans and leases	568,184	512,325
Total assets not pledged	$4,998,432	$4,650,590

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 - LOANS
OFG’s loan portfolio is composed of four segments, commercial, mortgage, consumer, and auto loans and leases. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio.
The composition of the amortized cost basis of OFG’s loan portfolio at December 31, 2021 and 2020 was as follows:

	December 31, 2021			December 31, 2020
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$883,994	$176,186	$1,060,180	$807,284	$243,229	$1,050,513
Other commercial and industrial	759,172	28,149	787,321	647,444	39,931	687,375
Other commercial and industrial - Paycheck Protection Program (PPP Loans)	86,889	—	86,889	289,218	—	289,218
US commercial loans	444,940	—	444,940	374,904	—	374,904
	2,174,995	204,335	2,379,330	2,118,850	283,160	2,402,010
Mortgage	718,848	1,188,423	1,907,271	847,102	1,459,932	2,307,034
Consumer:
Personal loans	346,859	546	347,405	313,257	1,043	314,300
Credit lines	14,775	370	15,145	20,146	351	20,497
Credit cards	46,795	—	46,795	56,185	—	56,185
Overdraft	330	—	330	305	—	305
	408,759	916	409,675	389,893	1,394	391,287
Auto and leasing	1,693,029	13,281	1,706,310	1,534,269	27,533	1,561,802
	4,995,631	1,406,955	6,402,586	4,890,114	1,772,019	6,662,133
Allowance for credit losses	(132,065)	(23,872)	(155,937)	(161,015)	(43,794)	(204,809)
Total loans held for investment, net	4,863,566	1,383,083	6,246,649	4,729,099	1,728,225	6,457,324
Mortgage loans held for sale	51,096	—	51,096	41,654	—	41,654
Other loans held for sale	31,566	—	31,566	2,281	—	2,281
Total loans held for sale	82,662	—	82,662	43,935	—	43,935
Total loans, net	$4,946,228	$1,383,083	$6,329,311	$4,773,034	$1,728,225	$6,501,259
During 2021, OFG sold $4.8 million past due loans, including $4.2 million of past due commercial loans and $0.6 million of past due mortgage loans. In addition, OFG transferred to held for sale past due residential mortgage loans with carrying balance of $39.8 million and a PCD commercial loan with carrying balance of $20.9 million. At December 31, 2021, the mortgage loans transferred to held for sale referred to before had a reporting balance of $22.3 million and the commercial loan had a reporting balance of $9.7 million.
At December 31, 2021 and 2020, OFG had carrying balances of $87.3 million and $99.1 million, respectively, in loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government amounting to $86.2 million and $98.0 million at December 31, 2021 and 2020, respectively, are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present the aging of the amortized cost of loans held for investment at December 31, 2021 and 2020, by class of loans. Mortgage loans past due include $14.5 million and $56.2 million, respectively, of delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$2,210	$102	$8,446	$10,758	$873,236	$883,994	$—
Other commercial and industrial	1,886	538	946	3,370	842,691	846,061	—
US commercial loans	—	—	—	—	444,940	444,940	—
	4,096	640	9,392	14,128	2,160,867	2,174,995	—
Mortgage	8,704	7,855	43,468	60,027	658,821	718,848	2,346
Consumer
Personal loans	2,382	1,131	1,116	4,629	342,230	346,859	—
Credit lines	531	141	227	899	13,876	14,775	—
Credit cards	610	336	631	1,577	45,218	46,795	—
Overdraft	130	14	—	144	186	330	—
	3,653	1,622	1,974	7,249	401,510	408,759	—
Auto and leasing	60,038	30,234	13,461	103,733	1,589,296	1,693,029	—
Total loans	$76,491	$40,351	$68,295	$185,137	$4,810,494	$4,995,631	$2,346

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2020
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$2,781	$750	$17,862	$21,393	$785,891	$807,284	$—
Other commercial and industrial	1,674	234	4,695	6,603	930,059	936,662	—
US commercial loans	2,604	—	—	2,604	372,300	374,904	—
	7,059	984	22,557	30,600	2,088,250	2,118,850	—
Mortgage	8,475	15,100	102,291	125,866	721,236	847,102	3,974
Consumer
Personal loans	4,784	2,515	2,062	9,361	303,896	313,257	—
Credit lines	1,046	329	506	1,881	18,265	20,146	—
Credit cards	1,357	824	1,585	3,766	52,419	56,185	—
Overdraft	138	—	—	138	167	305	—
	7,325	3,668	4,153	15,146	374,747	389,893	—
Auto and leasing	57,176	31,181	20,485	108,842	1,425,427	1,534,269	—
Total loans	$80,035	$50,933	$149,486	$280,454	$4,609,660	$4,890,114	$3,974
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the tables above.
Before the CECL implementation, certain acquired loans were accounted for by OFG in accordance with ASC 310-30. The following table describes the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Mortgage	Commercial	Auto and Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$232,199	$36,508	$243	$560	$269,510
Accretion	(23,871)	(10,312)	(430)	(739)	(35,352)
Change in expected cash flows	(212)	23,080	(19)	739	23,588
Transfer from (to) non-accretable discount	(12,033)	(30,653)	253	(427)	(42,860)
Balance at end of year	$196,083	$18,623	$47	$133	$214,886

Non-Accretable Discount Activity:
Balance at beginning of year	$291,887	$10,346	$24,245	$18,945	$345,423
Change in actual and expected losses	(27,741)	(19,295)	(169)	(612)	(47,817)
Transfer (to) from accretable yield	12,033	30,653	(253)	427	42,860
Balance at end of year	$276,179	$21,704	$23,823	$18,760	$340,466

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table describes the accretable yield and non-accretable discount activity of acquired Eurobank loans for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Mortgage	Commercial	Auto and Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$38,389	$3,310	$—	$—	$41,699
Accretion	(4,999)	(4,611)	(14)	(164)	(9,788)
Change in expected cash flows	2,578	2,270	(145)	273	4,976
Transfer from (to) non-accretable discount	(1,947)	(549)	159	(109)	(2,446)
Balance at end of year	$34,021	$420	$—	$—	$34,441

Non-Accretable Discount Activity:
Balance at beginning of year	$2,826	$—	$—	$133	$2,959
Change in actual and expected losses	(3,051)	1,928	159	(156)	(1,120)
Transfer (to) from accretable yield	1,947	549	(159)	109	2,446
Balance at end of year	$1,722	$2,477	$—	$86	$4,285

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans on nonaccrual status as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total	Nonaccrual with Allowance for Credit Loss	Nonaccrual with no Allowance for Credit Loss	Total
	(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$16,299	$19,538	$35,837	$15,225	$21,462	$36,687
Other commercial and industrial	1,284	483	1,767	2,138	3,174	5,312
	17,583	20,021	37,604	17,363	24,636	41,999
Mortgage	16,428	12,840	29,268	25,683	17,747	43,430
Consumer
Personal loans	1,143	302	1,445	1,752	377	2,129
Personal lines of credit	226	—	226	509	—	509
Credit cards	632	—	632	1,586	—	1,586
	2,001	302	2,303	3,847	377	4,224
Auto and leasing	19,827	2	19,829	20,766	—	20,766
Total	$55,839	$33,165	$89,004	$67,659	$42,760	$110,419

PCD:
Commercial
Commercial secured by real estate	$5,205	$6,198	$11,403	$31,338	$4,031	$35,369
Other commercial and industrial	1,102	40	1,142	1,102	—	1,102
	6,307	6,238	12,545	32,440	4,031	36,471
Mortgage	334	—	334	1,003	—	1,003
Consumer
Personal loans	—	—	—	1	—	1
	—	—	—	1	—	1
Total	$6,641	$6,238	$12,879	$33,444	$4,031	$37,475
Total non-accrual loans	$62,480	$39,403	$101,883	$101,103	$46,791	$147,894
The determination of nonaccrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans.
At December 31, 2021 and 2020, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $125.9 million and $113.9 million, respectively, as they were performing under their new terms.
Modifications
OFG offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure. The amount of outstanding commitments to lend additional funds to commercial borrowers whose terms have been modified in TDRs amounted to $3.7 million and $7.7 million at December 31, 2021 and 2020, respectively.
The following table presents the troubled-debt restructurings in all loan portfolios as of December 31, 2021 and 2020.

	December 31, 2021				December 31, 2020
	Accruing	Non-accruing	Total	Related Allowance	Accruing	Non-accruing	Total	Related Allowance
	(In thousands)
Commercial loans:
Commercial secured by real estate	$10,981	$14,444	$25,425	$202	$10,047	$16,609	$26,656	$223
Other commercial and industrial	2,785	473	3,258	41	3,872	375	4,247	59
US commercial loans	7,156	—	7,156	126	7,157	—	7,157	345
	20,922	14,917	35,839	369	21,076	16,984	38,060	627
Mortgage	101,487	9,475	110,962	3,867	87,539	11,202	98,741	4,882
Consumer:
Personal loans	3,275	139	3,414	159	4,944	67	5,011	257
Auto and leasing	203	8	211	11	331	44	375	23
Total loans	$125,887	$24,539	$150,426	$4,406	$113,890	$28,297	$142,187	$5,789

The following tables present the troubled-debt restructurings by loan portfolios and modification type as of December 31, 2021 and 2020:

	December 31, 2021
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$8,461	$1,227	$12,401	$3,336	$25,425
Other commercial and industrial	723	1,985	522	28	3,258
US commercial loans	7,156	—	—	—	7,156
	16,340	3,212	12,923	3,364	35,839
Mortgage	37,307	6,796	32,456	34,403	110,962
Consumer:
Personal loans	1,496	287	1,430	201	3,414
Auto and leasing	74	—	28	109	211
Total loans	$55,217	$10,295	$46,837	$38,077	$150,426

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2020
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$740	$3,926	$21,990	$—	$26,656
Other commercial and industrial	718	2,960	569	—	4,247
US commercial loans	7,157	—	—	—	7,157
	8,615	6,886	22,559	—	38,060
Mortgage	27,593	6,271	29,734	35,143	98,741
Consumer:
Personal loans	2,315	407	1,896	393	5,011
Auto and leasing	38	—	38	299	375
Total loans	$38,561	$13,564	$54,227	$35,835	$142,187
TDRs disclosed above were not related to Covid-19 modifications. Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an option to elect to not account for certain loan modifications related to Covid-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 and at the time of implementation of the modification program, and the borrowers meet other applicable criteria. As of December 31, 2021 and 2020 there were $28.0 million and $95.7 million, respectively, of loans deferred as a result from the Covid-19 pandemic that were not classified as a TDR, which consists of commercial loans in the hospitality industry and FHA and VA insured mortgage loans.
At December 31, 2021 and 2020, TDR mortgage loans include $40.8 million and $22.1 million, respectively, of government guaranteed loans (e.g. FHA/VA).
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the tables.
Loan modifications that are considered TDR loans completed during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	160	$20,077	4.33%	323	$20,241	3.47%	345
Commercial	7	10,093	5.50%	86	9,979	4.48%	60
Consumer	17	294	13.72%	69	295	10.12%	78
Auto and leasing	9	148	8.70%	72	148	9.35%	49

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	88	$11,081	4.70%	332	$10,151	4.13%	327
Commercial	8	14,896	5.45%	63	14,896	4.36%	77
Consumer	23	349	14.11%	64	391	10.57%	76
Auto and leasing	31	217	10.88%	74	219	11.02%	71

	Year Ended December 31, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	148	$19,130	5.85%	376	$17,991	5.09%	345
Commercial	5	2,070	7.23%	56	2,070	6.05%	67
Consumer	370	5,357	15.69%	66	5,398	11.50%	74
Auto and leasing	22	319	7.29%	70	326	8.97%	44
The following table presents troubled-debt restructurings for which there was a payment default during the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021		2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	19	$2,488	9	$1,345	29	$3,597
Consumer	6	$76	1	$2	77	$1,118
Auto and leasing	1	$10	—	$—	3	$51
As of December 31, 2021 and 2020, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $16.9 million and $24.7 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through the respective territory’s courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and title issues.
Collateral-dependent Loans
The table below present the amortized cost of collateral-dependent loans held for investment at December 31, 2021 and 2020, by class of loans.

	December 31, 2021	December 31, 2020
	(In thousands)
Commercial loans:
Commercial secured by real estate	$10,233	$29,279

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2021 and based on the most recent analysis performed, the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$183,820	$120,855	$114,208	$94,864	$52,439	$183,026	$45,178	$794,390
Special Mention	654	628	32,578	4,581	4,053	5,102	643	48,239
Substandard	8,415	10,694	58	849	1,357	17,555	1,671	40,599
Doubtful	—	—	—	—	—	22	744	766
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	192,889	132,177	146,844	100,294	57,849	205,705	48,236	883,994
Other commercial and industrial:
Loan grade:
Pass	276,165	93,809	45,976	57,989	6,106	6,004	330,072	816,121
Special Mention	78	23	8,076	2,213	3,525	—	13,642	27,557
Substandard	112	48	155	394	81	28	1,513	2,331
Doubtful	—	—	—	—	—	—	52	52
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	276,355	93,880	54,207	60,596	9,712	6,032	345,279	846,061
US commercial loans:
Loan grade:
Pass	85,394	61,098	41,924	47,179	—	—	171,928	407,523
Special Mention	—	—	1,515	19,095	—	—	—	20,610
Substandard	—	7,156	—	9,651	—	—	—	16,807
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total US commercial loans:	85,394	68,254	43,439	75,925	—	—	171,928	444,940
Total commercial loans	$554,638	$294,311	$244,490	$236,815	$67,561	$211,737	$565,443	$2,174,995

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2020 and based on the most recent analysis performed, the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2020	2019	2018	2017	2016	Prior
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$113,474	$105,156	$106,283	$81,338	$44,008	$187,189	$30,686	$668,134
Special Mention	10,592	20,605	5,233	11,771	8,514	3,090	37,680	97,485
Substandard	183	63	758	8,923	584	23,746	7,331	41,588
Doubtful	—	—	—	—	—	77	—	77
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	124,249	125,824	112,274	102,032	53,106	214,102	75,697	807,284
Other commercial and industrial:
Loan grade:
Pass	384,901	84,433	75,023	14,502	8,326	7,922	300,429	875,536
Special Mention	151	8,242	19,626	—	—	3,337	23,732	55,088
Substandard	207	66	486	164	2,809	119	2,122	5,973
Doubtful	—	—	—	—	—	—	65	65
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	385,259	92,741	95,135	14,666	11,135	11,378	326,348	936,662
US commercial loans:
Loan grade:
Pass	68,688	62,264	77,762	7,124	—	—	98,324	314,162
Special Mention	—	1,501	33,282	—	—	—	1,250	36,033
Substandard	7,156	—	17,553	—	—	—	—	24,709
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total US commercial loans:	75,844	63,765	128,597	7,124	—	—	99,574	374,904
Total commercial loans	$585,352	$282,330	$336,006	$123,822	$64,241	$225,480	$501,619	$2,118,850
At December 31, 2021 and 2020, the balance of revolving loans converted to term loans was $37.5 million and $21.0 million, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans based on payment activity as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	2021	2020	2018	2018	2016	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$18,486	$16,585	$15,461	$19,261	$24,872	$584,792	$—	$—	$679,457
Nonperforming	—	126	129	510	1,830	36,796	—	—	39,391
Total mortgage loans:	18,486	16,711	15,590	19,771	26,702	621,588	—	—	718,848
Consumer:
Personal loans:
Payment performance:
Performing	175,273	55,960	65,425	29,808	12,287	6,661	—	—	345,414
Nonperforming	296	239	411	143	20	336	—	—	1,445
Total personal loans	175,569	56,199	65,836	29,951	12,307	6,997	—	—	346,859
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	14,549	—	14,549
Nonperforming	—	—	—	—	—	—	226	—	226
Total credit lines	—	—	—	—	—	—	14,775	—	14,775
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	46,163	—	46,163
Nonperforming	—	—	—	—	—	—	632	—	632
Total credit cards	—	—	—	—	—	—	46,795	—	46,795
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	330	—	330
Nonperforming	—	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	330	—	330
Total consumer loans	175,569	56,199	65,836	29,951	12,307	6,997	61,900	—	408,759
Total mortgage and consumer loans	$194,055	$72,910	$81,426	$49,722	$39,009	$628,585	$61,900	$—	$1,127,607

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans based on payment activity as of December 31, 2020:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	2020	2019	2018	2017	2016	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$14,842	$20,516	$27,359	$33,088	$38,637	$664,941	$—	$—	$799,383
Nonperforming	—	347	722	894	950	44,806	—	—	47,719
Total mortgage loans:	14,842	20,863	28,081	33,982	39,587	709,747	—	—	847,102
Consumer:
Personal loans:
Payment performance:
Performing	88,653	115,295	58,009	28,424	13,565	7,181	—	—	311,127
Nonperforming	201	591	492	318	134	394	—	—	2,130
Total personal loans	88,854	115,886	58,501	28,742	13,699	7,575	—	—	313,257
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	19,635	—	19,635
Nonperforming	—	—	—	—	—	—	511	—	511
Total credit lines	—	—	—	—	—	—	20,146	—	20,146
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	54,599	—	54,599
Nonperforming	—	—	—	—	—	—	1,586	—	1,586
Total credit cards	—	—	—	—	—	—	56,185	—	56,185
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	305	—	305
Nonperforming	—	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	305	—	305
Total consumer loans	88,854	115,886	58,501	28,742	13,699	7,575	76,636	—	389,893
Total mortgage and consumer loans	$103,696	$136,749	$86,582	$62,724	$53,286	$717,322	$76,636	$—	$1,236,995

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans and leases based on FICO score. The following table presents the amortized cost in auto loans and leases based on their most recent FICO score as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Auto and leasing:
FICO score:
1-660	161,534	90,402	80,745	65,681	38,001	23,171	459,534
661-699	134,507	68,422	48,173	33,854	16,761	10,534	312,251
700+	245,148	180,737	184,307	133,098	63,229	38,474	844,993
No FICO	26,759	13,580	17,062	10,119	5,515	3,216	76,251
Total auto and leasing:	$567,948	$353,141	$330,287	$242,752	$123,506	$75,395	$1,693,029
The following table presents the amortized cost in auto loans and leases based on their most recent FICO score as of December 31, 2020:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2020	2019	2018	2017	2016	Prior
	(In thousands)
Auto and leasing:
FICO score:
1-660	121,878	112,476	97,725	56,935	30,307	22,360	441,681
661-699	84,673	68,698	44,633	23,308	13,571	9,031	243,914
700+	173,834	214,287	164,205	85,743	45,947	32,177	716,193
No FICO	21,512	42,597	33,305	18,127	9,656	7,284	132,481
Total auto and leasing:	$401,897	$438,058	$339,868	$184,113	$99,481	$70,852	$1,534,269

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
The allowance for credit losses (“ACL”) is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. For more information on OFG’s credit loss accounting policies, including the allowance for credit losses, see Note 1 – Summary of Significant Accounting Policies.
At December 31, 2021, OFG used an economic probability weighted scenario approach which consist of the baseline and moderate recession scenarios, giving more weight to the baseline scenario. In addition, the ACL at December 31, 2021 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models such as commercial loans concentrated in certain industries and consumer retail portfolios. There are still many unknowns including the duration of the impact of Covid-19 on the economy and the results of the government fiscal and monetary actions resulting from inflation effect.

The allowance for credit losses decreased during the year ended December 31, 2021, mainly due to updates in macro-economic forecasts and continued asset quality improvement, as reflected in net credit losses, non-performing, and delinquency rates. The provision for credit losses for the year ended December 31, 2021 includes an additional expense of $9.7 million related to the decision to sell $65.5 million of past due loans. The allowance for credit losses for the year ended December 31, 2020 included a $39.9 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic.
The following tables present the activity in OFG’s allowance for credit losses by segment for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of year	$45,779	$19,687	$25,253	$70,296	$161,015
(Recapture) provision for credit losses	(7,130)	(242)	2,868	(2,373)	(6,877)
Charge-offs	(8,788)	(5,789)	(11,880)	(26,530)	(52,987)
Recoveries	2,401	1,643	2,900	23,970	30,914
Balance at end of year	$32,262	$15,299	$19,141	$65,363	$132,065
PCD:
Balance at beginning of year	$16,405	$26,389	$57	$943	$43,794
(Recapture) provision for credit losses	(2,585)	11,556	(317)	(894)	7,760
Charge-offs	(12,241)	(20,350)	(22)	(946)	(33,559)
Recoveries	2,929	1,423	316	1,209	5,877
Balance at end of year	$4,508	$19,018	$34	$312	$23,872
Total allowance for credit losses at end of year	$36,770	$34,317	$19,175	$65,675	$155,937

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As a result of the decision to sell loans during 2021, OFG recognized $30.1 million in net charge-offs and an additional provision of $9.7 million, decreasing the allowance for credit losses by $20.4 million.

	Year ended December 31, 2020
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of year	$25,993	$8,727	$18,446	$31,878	$85,044
Impact of ASC 326 adoption	3,562	10,980	8,418	16,238	39,198
Provision for credit losses	18,462	258	16,579	51,233	86,532
Charge-offs	(4,979)	(884)	(21,772)	(48,547)	(76,182)
Recoveries	2,741	606	3,582	19,494	26,423
Balance at end of year	$45,779	$19,687	$25,253	$70,296	$161,015
PCD:
Balance at beginning of year	$8,893	$21,655	$—	$947	$31,495
Impact of ASC 326 adoption	42,143	7,830	181	368	50,522
Provision for credit losses	480	6,392	126	187	7,185
Charge-offs	(36,097)	(10,342)	(542)	(2,023)	(49,004)
Recoveries	986	854	292	1,464	3,596
Balance at end of year	$16,405	$26,389	$57	$943	$43,794
Total allowance for credit losses at end of year	$62,184	$46,076	$25,310	$71,239	$204,809

		Year Ended December 31, 2019
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
		(In thousands)
Allowance for loan and lease losses, excluding loans accounted for under ASC 310-30:
Balance at beginning of year	$30,348	$19,783	$17,476	$29,643	$97,250
Provision for credit losses	6,731	5,975	19,038	30,789	62,533
Charge-offs	(12,196)	(18,564)	(20,435)	(47,498)	(98,693)
Recoveries	1,110	1,533	2,367	18,944	23,954
Balance at end of year	$25,993	$8,727	$18,446	$31,878	$85,044
Allowance for loan and lease losses for acquired loans accounted for under ASC 310-30:
Balance at beginning of year	$30,226	$30,607	$4	$6,144	$66,981
Provision (recapture) for credit losses	13,484	23,703	—	(2,928)	34,259
Allowance derecognition	(34,817)	(32,655)	(4)	(2,269)	(69,745)
Balance at end of year	$8,893	$21,655	$—	$947	$31,495
Total allowance for loan and lease losses at end of year	$34,886	$30,382	$18,446	$32,825	$116,539

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 8 — FORECLOSED REAL ESTATE
The following tables present the activity related to foreclosed real estate for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of year	$11,596	$29,909	$33,768
Additions	18,221	3,654	22,406
Sales	(14,758)	(18,521)	(20,642)
Decline in value	(1,450)	(2,489)	(4,762)
Other adjustments	1,430	(957)	(861)
Balance at end of year	$15,039	$11,596	$29,909

NOTE 9 — PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2021 and 2020 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life (Years)	December 31,
		2021	2020
		(In thousands)
Land	—	$4,080	$4,363
Buildings and improvements	40	77,988	75,974
Leasehold improvements	5 — 10	20,929	22,439
Furniture and fixtures	3 — 7	19,378	17,517
Information technology and other	3 — 7	43,156	40,273
		165,531	160,566
Less: accumulated depreciation and amortization		(73,407)	(76,780)
		$92,124	$83,786
Depreciation and amortization of premises and equipment totaled $14.1 million in 2021, $12.7 million in 2020 and $8.5 million in 2019. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.
NOTE 10 - SERVICING ASSETS
At December 31, 2021, the fair value of mortgage servicing rights was $49.0 million ($47.3 million — December 31, 2020).

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the changes in servicing rights measured using the fair value method for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Fair value at beginning of year	$47,295	$50,779	$10,716
Servicing from mortgage securitization or asset transfers	6,089	2,394	1,174
Additions from servicing portfolio acquired[1]	—	—	40,463
Changes due to payments on loans	(6,738)	(4,067)	(906)
Changes in fair value due to changes in valuation model inputs or assumptions	2,327	(1,811)	(668)
Fair value at end of year	$48,973	$47,295	$50,779
[1] Represents servicing assets acquired in the Scotiabank Acquisition completed on December 31, 2019.
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Constant prepayment rate	3.90% - 24.48%	5.02% - 35.22%	4.5% - 18.81%
Discount rate	10.00% - 15.50%	10.00% - 15.50%	10.00% - 15.00%
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

December 31, 2021
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$48,973
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,020)
Decrease in fair value due to 20% adverse change	$(2,004)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,175)
Decrease in fair value due to 20% adverse change	$(4,183)
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the years ended December 31, 2021, 2020 and 2019 totaled $21.4 million, $17.2 million and $4.2 million, respectively.
NOTE 11 — DERIVATIVES

OFG’s overall interest rate risk-management strategy incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Derivative instruments that are used as part of OFG’s interest rate risk-management strategy include interest rate swaps and caps.

As of December 31, 2021 and 2020, the notional amount of derivative contracts outstanding was $28.5 million and $30.3 million respectively. The gross fair value of derivative asset was $1 thousand and zero, respectively, and the gross fair value of derivatives liabilities were $804 thousand and $1.7 million, respectively. The impact of master netting agreements was not material. Derivative and hedging activities were not material for the years ended December 31, 2021, 2020 and 2019. See Note 1– Summary of Significant Accounting Policies for additional information.
NOTE 12 — GOODWILL AND OTHER INTANGIBLE ASSETS
As of December 31, 2021 and 2020, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment (refer to Note 29 – Business Segments for the definition of OFG’s reportable business segments). There were no changes in the carrying amount of goodwill for the years ended December 31, 2021, 2020 and 2019. No goodwill was recorded in connection with the Scotiabank Acquisition.
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
OFG performed its annual impairment review of goodwill during the fourth quarters of 2021 and 2020 using October 31, 2021 and 2020, respectively, as the annual evaluation dates and concluded that there was no impairment at December 31, 2021 and 2020.
In connection with reviewing our financial condition in light of the Covid-19 pandemic, we evaluated our assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of December 31, 2021 and 2020, no impairments have been recorded.
The following table reflects the components of other intangible assets subject to amortization at December 31, 2021 and 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
December 31, 2021
Core deposit intangibles	$51,402	$23,772	$27,630
Customer relationship intangibles	17,753	9,385	8,368
Other intangibles	567	472	95
Total other intangible assets	$69,722	$33,629	$36,093
December 31, 2020
Core deposit intangibles	$51,402	$16,419	$34,983
Customer relationship intangibles	17,753	7,124	10,629
Other intangibles	567	283	284
Total other intangible assets	$69,722	$23,826	$45,896

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In connection with the Eurobank Acquisition, the BBVAPR Acquisition and the Scotiabank Acquisition, OFG recorded a core deposit intangible representing the value of checking and savings deposits acquired. In addition, OFG recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of a securities broker-dealer and insurance agency in the BBVAPR Acquisition and an insurance agency in the Scotiabank Acquisition
Other intangible assets have a definite useful life. Amortization of other intangible assets for the years ended December 31, 2021, 2020 and 2019 was $9.8 million, $11.1 million, and $1.2 million, respectively.
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2022	$8,501
2023	6,898
2024	5,913
2025	4,927
2026	3,942
Thereafter	5,912

NOTE 13 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at December 31, 2021 and 2020 consists of the following:

	December 31,
	2021	2020
	(In thousands)
Loans	$54,794	$64,465
Investments	1,766	1,082
	$56,560	$65,547
OFG estimates expected credit losses on accrued interest receivable for loans that participated in the Covid-19 deferral programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At December 31, 2021 and 2020, the allowance for credit losses for accrued interest receivable for loans that participated in the Covid-19 deferral programs amounted to $161 thousand and $711 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at December 31, 2021 and 2020 consist of the following:

	December 31,
	2021	2020
	(In thousands)
Prepaid expenses	$61,061	$61,332
Other repossessed assets	1,945	1,816
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	88,756	78,845
	$152,845	$143,076
Prepaid expenses amounting to $61.1 million at December 31, 2021, include prepaid municipal, property and income taxes aggregating to $54.6 million. At December 31, 2020 prepaid expenses amounted to $61.3 million, including prepaid municipal, property and income taxes aggregating to $54.3 million.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other repossessed assets totaled $1.9 million and $1.8 million at December 31, 2021 and 2020, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.
NOTE 14— DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of December 31, 2021 and 2020 consist of the following:

	December 31,
	2021	2020
	(In thousands)
Non-interest bearing demand deposits	$2,501,644	$2,259,048
Interest-bearing savings and demand deposits	4,880,476	4,274,586
Retail certificates of deposit	1,007,577	1,540,406
Institutional certificates of deposit	202,050	292,485
Total core deposits	8,591,747	8,366,525
Brokered deposits	11,371	49,115
Total deposits	$8,603,118	$8,415,640
Brokered deposits include $11.4 million in certificates of deposits at December 31, 2021, and $25.0 million in certificates of deposits and $24.1 million in money market accounts at December 31, 2020. During the year ended December 31, 2021, money market accounts were reclassified from brokered deposits to interest-bearing savings accounts as a result of an FDIC exemption from the brokered deposits definition. At December 31, 2021, these money market amounted to $22.5 million.
At December 31, 2021 and 2020, the aggregate amount of uninsured deposits was $3.270 billion and $3.179 billion, respectively.
The weighted average interest rate of OFG’s deposits was 0.49% and 0.80%, respectively, at December 31, 2021 and 2020. Interest expense for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Demand and savings deposits	$23,713	$25,798	$14,925
Certificates of deposit	15,301	34,400	24,430
	$39,014	$60,198	$39,355
At December 31, 2021 and 2020, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $360.8 million and $628.4 million, respectively.
At December 31, 2021 and 2020, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $183.8 million and $218.9 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $228.9 million and $242.7 million at December 31, 2021 and 2020, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $736 thousand and $1.5 million, the scheduled maturities of certificates of deposit at December 31, 2021 and 2020 are as follows:

December 31, 2021
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$252,513	$25,003
Over 3 months through 6 months	147,400	12,113
Over 6 months through 1 year	239,830	45,280
	639,743	82,396
Over 1 through 2 years	328,177	60,108
Over 2 through 3 years	114,403	18,578
Over 3 through 4 years	77,604	22,536
Over 4 through 5 years	58,918	8,505
Over 5 years	1,417	—
	$1,220,262	$192,123

December 31, 2020
	Period-end amount	Uninsured amount
	(In thousands)

Within one year:
Three months or less	$379,563	51,172
Over 3 months through 6 months	403,873	79,297
Over 6 months through 1 year	401,244	82,070
	1,184,680	212,539
Over 1 through 2 years	328,336	52,263
Over 2 through 3 years	177,701	37,351
Over 3 through 4 years	75,094	16,412
Over 4 through 5 years	84,390	23799
Over 5 years	6,199	3,500
	$1,856,400	$345,864
The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $491 thousand and $1.1 million as of December 31, 2021 and 2020, respectively.
NOTE 15— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2021 and 2020, these advances were secured by mortgage and commercial loans amounting to $949.0 million and $1.159 billion, respectively. Also, at December 31, 2021 and 2020, OFG had an additional borrowing capacity with the FHLB-NY of $697.3 million and $814.0 million, respectively. At December 31, 2021 and 2020, the weighted average remaining

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
maturity of FHLB’s advances was 3 days and 18.2 months, respectively. The original term of the outstanding advance at December 31, 2021 is 1 month.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $8 thousand and $96 thousand at December 31, 2021 and 2020, respectively:

	December 31,
	2021	2020
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 0.35% (December 31, 2020 - 0.34% )	$28,480	$30,259
Long-term fixed-rate advances from FHLB, with a weighted average interest rate from 2.92% to 3.24% at December 31, 2020	—	35,206
	$28,480	$65,465
Advances from FHLB mature as follows:

	December 31,
	2021	2020
	(In thousands)
Under 90 days	$28,480	$30,259
Over one to three years	—	30,972
Over three to five years	—	4,234
	$28,480	$65,465
Subordinated Capital Notes
Subordinated capital notes amounted to $36.1 million at both December 31, 2021 and 2020.
In August 2003, the Statutory Trust II, a special purpose entity of OFG, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction.
The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by OFG. The subordinated deferrable interest debenture has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.17% at December 31, 2021; 3.18% at 2020), is payable quarterly, and matures on September 17, 2033. It may be called at par after five years and quarterly thereafter (next call date March 2022). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated deferrable interest debenture. The subordinated deferrable interest debenture issued by OFG is accounted for as a liability denominated as a “subordinated capital” note on the consolidated statements of financial condition.
The subordinated capital note is treated as Tier 1 capital for regulatory purposes. Under the Dodd-Frank Act and the Basel III capital rules issued by the federal banking regulatory agencies in July 2013, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as OFG, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital. Therefore, OFG is permitted to continue to include its existing trust preferred securities as Tier 1 capital.
NOTE 16 — EMPLOYEE BENEFIT PLAN
OFG has a profit-sharing plan containing a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the Puerto Rico Internal Revenue Code of 2011, as amended, (the “PR Code”), and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “US Code”). The plan is subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of OFG who are age 21 or older. Under this plan, participants may contribute each year up to

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$19,500. OFG’s matching contribution is 50 cents for each dollar contributed by an employee, up to 4% of such employee’s base salary. It is invested in accordance with the employee’s decision among the available investment alternatives provided by the plan. This plan is entitled to acquire and hold qualifying employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. OFG contributed $2.3 million in cash during both 2021 and 2020 and $923 thousand during 2019. OFG’s contribution becomes 100% vested once the employee completes three years of service. In December 2020, all the balances related to the Retirement Plan for Scotiabank de Puerto Rico employee accounts were merged into the plan.
Also, OFG offers to its senior management a non-qualified deferred compensation plan, whereby participants can defer taxable income. Both the employer and the employee have flexibility because non-qualified plans may not be subject to ERISA and the PR Code and the US Code contribution limits and discrimination tests in terms of who must be included in the plan. Under this plan, the employee’s current taxable income is reduced by the amount being deferred. Generally, funds deposited in a deferred compensation plan can accumulate without current income tax to the individual. Income taxes are due when the funds are withdrawn.
NOTE 17 — RELATED PARTY TRANSACTIONS
OFG grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at the beginning of year	$21,112	$22,312	$28,520
New loans and disbursements	8,233	17,896	203
Repayments	(3,430)	(19,096)	(6,411)
Balance at the end of year	$25,915	$21,112	$22,312
OFG also hired professional services amounting to $5.0 million, $3.2 million and $3.7 million for the years ended December 31, 2021, 2020, and 2019, respectively, from a related party.
OFG, through its banking subsidiary, entered into a commitment to make an equity investment in a limited partnership classified as a small business investment company. The partnership is managed by a Puerto Rico limited liability company, as general partner, which is led by a group of investment professionals, including members of the Board of Directors of OFG. OFG, as limited partner, committed to the partnership $3.0 million. At December 31, 2021 and 2020, OFG’s investment in the partnership amounted to $1.8 million and $1.1 million, respectively.
NOTE 18 — INCOME TAXES
Oriental is subject to the dispositions of the PR Code. For 2021, the PR Code imposed a maximum statutory corporate tax rate of 37.5%. OFG has operations in the U.S. through its wholly owned subsidiary OPC, a retirement plan administration based in Florida. In October 2017, OFG expanded its operations in the United States through the Bank’s wholly owned subsidiary, OFG USA. In March 2019, OFG incorporated in Delaware OFG Ventures, a limited liability company, which will hold new investments; and, on December 31, 2019, OFG established a new branch in USVI acquired as a result of the Scotiabank Acquisition. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branch is subject to the federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OPC is subject to Florida state taxes, OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, during 2021, OFG incorporated in Grand Cayman, as a foreign wholly owned subsidiary, OFG Reinsurance. OFG Reinsurance is tax exempt in Grand Cayman.
Under the PR Code, all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. OFG and its subsidiaries organized under the laws of Puerto Rico are subject to Puerto Rico regular income tax or the alternative minimum tax (“AMT”) on income earned from all sources. OFG’s subsidiaries organized outside of Puerto Rico are taxed in Puerto Rico only with respect to income from Puerto Rico sources or effectively connected to a Puerto Rico trade or business. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The components of income tax expense for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current income tax expense (benefit)	$4,836	$(7,347)	$25,477
Deferred income tax expense (benefit)	63,616	27,846	(4,068)
Total income tax expense	$68,452	$20,499	$21,409
In relation to the exempt income level, the Bank’s investment securities portfolio and loans portfolio generated net tax-exempt interest income of $14.4 million at 2021, $15.2 million at 2020 and $11.8 million at 2019. OIB generated exempt income of $9.5 million, $4.1 million and $10.3 million for 2021, 2020, and 2019, respectively.
OFG maintained an effective tax rate lower than statutory rate for the year ended December 31, 2021, mainly by investing in tax-exempt obligations, doing business through its international banking entities and by expanding its subsidiary operations in the U.S., which are taxed at a lower rate.
OFG’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Income tax expense at statutory rates	$80,476	37.50%	$35,567	37.50%	$28,219	37.50%
Tax of exempt income, net	(9,489)	-4.42%	(7,272)	-7.67%	(8,728)	-11.60%
Disallowed net operating loss carryover	(179)	-0.08%	202	0.21%	384	0.51%
Change in valuation allowance	803	0.37%	2,267	2.39%	1,217	1.62%
Unrecognized tax benefits, net	70	0.03%	(1,941)	-2.05%	1,794	2.38%
Capital gain at preferential rate	(3)	—%	(450)	-0.47%	(265)	-0.35%
Tax rate difference (ordinary vs capital)	(480)	-0.22%	(4,218)	-4.45%	—	—%
Bargain purchase gain	—	—%	(2,751)	-2.90%	(118)	-0.16%
Return to provision adjustments	(933)	-0.43%	(1,099)	-1.16%	(898)	-1.19%
Foreign tax credit	187	0.09%	361	0.38%	—	—%
Other items, net	(2,000)	-0.94%	(167)	-0.16%	(196)	-0.25%
Income tax expense	$68,452	31.90%	$20,499	21.62%	$21,409	28.46%
OFG’s effective tax rate for the year ended December 31, 2021 was 31.90%. For the year ended December 31, 2020, the effective tax rate was 21.62%, and it was mainly affected by several items pertaining to the year 2020 that were not expected to reoccur on future years, such as the bargain purchase gain and tax rate differentials. For the year ended December 31, 2019, the effective tax rate was 28.46%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At December 31, 2021, the amount of unrecognized tax benefits was $798 thousand (December 31, 2020 - $728 thousand). OFG had accrued $70 thousand at December 31, 2021 (December 31, 2020 - $50 thousand) for the payment of interest and penalties related to unrecognized tax benefits.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of year	$728	$2,668	$875
Additions for tax positions of prior years	70	50	51
Additions due to new tax positions	—	—	2,181
Reduction for tax positions as a result of lapse of statute of limitations or new information resulting in a change in assessment	—	(1,990)	(439)
Balance at end of year	$798	$728	$2,668
OFG follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals of litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The amount of unrecognized tax benefits may increase or decrease in the future due to new or current tax year positions, expiration of open income tax returns, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity. For 2021, there was a net increase in unrecognized tax benefit of $70 thousand.
The statute of limitations under the PR Code is four years and the statute of limitations for federal tax purposes is three years, after a tax return is due or filed, whichever is later. OFG is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2017 to 2020, until the applicable statute of limitations expires. In addition, OFG’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2018 to 2020. Tax audits by their nature are often complex and can require several years to complete.
The determination of the deferred tax expense or benefit is generally based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of OFG’s net deferred tax assets assumes that OFG will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, OFG may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Significant components of OFG’s deferred tax assets and liabilities as of December 31, 2021, and 2020 were as follows:

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2021	2020
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses and other reserves	$61,009	$83,578
Scotiabank PR discount	2,053	$5,461
Loans and other real estate valuation adjustment	3,660	5,769
Deferred loan charge-offs	115,661	140,445
Net operating loss carry forwards	8,460	7,947
Alternative minimum tax	15,385	15,513
Unrealized net loss included in other comprehensive income	301	642
Deferred loan origination income, net	—	5,147
Goodwill	16,961	23,927
Acquired portfolio	53,687	52,301
Other assets allowances	929	525
Other deferred tax assets	20,292	24,767
Total gross deferred tax asset	298,397	366,022
Less: valuation allowance	(9,645)	(8,842)
Net gross deferred tax assets	288,752	357,180
Deferred tax liability:
Acquired loans tax basis	(137,402)	(135,816)
FDIC-assisted Eurobank acquisition, net	(6,636)	(9,171)
Customer deposit and customer relationship intangibles	(10,324)	(13,823)
Building valuation adjustment	(6,976)	(7,412)
Unrealized net gain on available-for-sale securities	(1,572)	(2,106)
Servicing asset	(15,311)	(14,682)
Other deferred tax liabilities	(11,468)	(11,692)
Total gross deferred tax liabilities	(189,689)	(194,702)
Net deferred tax asset	$99,063	$162,478
As of December 31, 2021 and 2020, OFG’s net deferred tax asset, net of a valuation allowance of $9.6 million and $8.8 million, respectively, amounted to $99.1 million and $162.5 million, respectively. The deferred tax assets as of December 31, 2020, included SBPR Acquisition related deferred tax assets amounting of $59.9 million. The acquisition of SBPR was a nontaxable transaction where the historical tax bases of the acquired business carries over to the acquirer; the historical tax bases include a tax-deductible goodwill from prior acquisitions of SBPR with a deferred tax asset of $30.4 million.
The increase in valuation allowance of $803 thousand was mainly related to OFG’s operations at the USVI branch. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2021. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 19 — REGULATORY CAPITAL REQUIREMENTS
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
Pursuant to the Basel III capital rules, OFG and the Bank are required to maintain the following:
•A minimum ratio of Common equity Tier 1 capital (“CET1”) to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” that is composed entirely of CET1 capital (resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%).
•A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%).
•A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%).
•A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
In July 2019, the federal banking regulatory agencies adopted a final rule, pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996 that simplifies for banking organizations following non-advanced approaches the regulatory capital treatment for mortgage servicing assets (“MSAs”) and certain deferred tax assets arising from temporary differences (temporary difference DTAs). It increased CET1 capital threshold deductions from 10% to 25% and removed the aggregate 15% CET1 threshold deduction. However, it retained the 250% risk weight applicable to non-deducted amounts of MSAs and temporary difference DTAs. OFG implemented the simplifications to the capital rule on January 1, 2020.
On January 1, 2020, OFG adopted CECL with the initial implementation adjustment to Non-PCD loans and off-balance sheet instruments against retained earnings. On March 27, 2020, in response to the Covid-19 pandemic, U.S. banking regulators issued an interim final rule that OFG adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). During the two-year delay, OFG added back to CET1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.
As of December 31, 2021 and 2020, OFG and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2021 and 2020, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG’s and the Bank’s actual capital amounts and ratios as of December 31, 2021 and 2020 are as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of December 31, 2021
Total capital to risk-weighted assets	$1,086,897	15.52%	$735,512	10.50%	$700,488	10.00%
Tier 1 capital to risk-weighted assets	$999,284	14.27%	$595,414	8.50%	$560,390	8.00%
Common equity tier 1 capital to risk-weighted assets	$964,284	13.77%	$490,341	7.00%	$455,317	6.50%
Tier 1 capital to average total assets	$999,284	9.69%	$412,359	4.00%	$515,449	5.00%
As of December 31, 2020
Total capital to risk-weighted assets	$1,096,766	16.04%	$717,974	10.50%	$683,785	10.00%
Tier 1 capital to risk-weighted assets	$1,010,945	14.78%	$581,217	8.50%	$547,028	8.00%
Common equity tier 1 capital to risk-weighted assets	$894,075	13.08%	$478,649	7.00%	$444,460	6.50%
Tier 1 capital to average total assets	$1,010,945	10.30%	$392,424	4.00%	$490,530	5.00%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2021
Total capital to risk-weighted assets	$995,549	14.34%	$728,867	10.50%	$694,159	10.00%
Tier 1 capital to risk-weighted assets	$908,717	13.09%	$590,035	8.50%	$555,327	8.00%
Common equity tier 1 capital to risk-weighted assets	$908,717	13.09%	$485,911	7.00%	$451,203	6.50%
Tier 1 capital to average total assets	$908,717	8.87%	$409,855	4.00%	$512,319	5.00%
As of December 31, 2020
Total capital to risk-weighted assets	$1,044,275	15.32%	$714,480	10.50%	$680,457	10.00%
Tier 1 capital to risk-weighted assets	$786,731	14.06%	$578,388	8.50%	$544,366	8.00%
Common equity tier 1 capital to risk-weighted assets	$956,845	14.06%	$476,320	7.00%	$442,297	6.50%
Tier 1 capital to average total assets	$956,845	9.81%	$390,304	4.00%	$487,879	5.00%
NOTE 20 – EQUITY-BASED COMPENSATION PLAN
The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents, as well as equity-based performance awards.
The activity in outstanding options for the years ended December 31, 2021, 2020, and 2019 is set forth below:

	Year Ended December 31,
	2021		2020		2019
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Beginning of year	481,444	$15.10	634,294	$14.60	739,326	$14.28
Options granted	—	—	—	—	—	—
Options exercised	(140,850)	13.51	(119,500)	12.36	(105,032)	12.32
Options forfeited	(2,100)	16.55	(33,350)	15.42	—	—
End of year	338,494	$15.76	481,444	$15.10	634,294	$14.60

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2021:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Life Remaining (Years)	Number of Options	Weighted Average Exercise Price
11.27 to 14.08	36,594	11.83	4.0	36,594	11.83
14.09 to 16.90	182,700	15.44	2.5	182,700	15.44
16.91 to 19.71	119,200	17.44	2.7	119,200	17.44
	338,494	$15.76	2.7	338,494	$15.76
Aggregate Intrinsic Value	$1,655,880			$1,655,880
There were no options granted during 2021, 2020 and 2019. The average fair value of each option granted would have been estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in OFG’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.
The following table summarizes the activity in restricted units under the Omnibus Plan for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
	Restricted Units	Weighted Average Grant Date Fair Value	Restricted Units	Weighted Average Grant Date Fair Value	Restricted Units	Weighted Average Grant Date Fair Value
Beginning of year	529,770	$15.58	379,150	$15.32	254,050	$12.50
Restricted units granted	205,440	18.76	257,850	16.82	125,100	21.36
Restricted units lapsed	(218,188)	13.85	(102,525)	14.74	—	—
Restricted units forfeited	(5,282)	19.38	(4,705)	15.93	—	—
End of year	511,740	$19.35	529,770	$15.58	379,150	$15.32
The total unrecognized compensation cost related to non-vested restricted units to members of management at December 31, 2021 was $3.9 million and is expected to be recognized over a weighted-average period of 1.5 years.
NOTE 21 – STOCKHOLDERS’ EQUITY
Preferred Stock and Common Stock
During the year ended December 31, 2021, OFG redeemed all of its outstanding Series A, Series B and Series D preferred stock at a redemption price of $25.00 per share. As a result of such redemptions, OFG no longer has any outstanding preferred stock. As of December 31, 2020 preferred stock amounted $92.0 million. At both December 31, 2021 and 2020, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. At both December 31, 2021 and 2020, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million. At December 31, 2020, accumulated preferred stock issuance costs charged against additional paid in capital amounted to $10.1 million.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Legal Surplus
The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2021 and 2020, the Bank’s legal surplus amounted to $117.7 million and $103.3 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
On July 2021, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase an additional $50.0 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During the year ended December 31, 2021, OFG completed the program and repurchased 2,052,429 shares for a total of $49.9 million at an average price of $24.29 per share. During the year ended December 31, 2020, OFG repurchased 175,000 shares under the previous repurchase program for a total of $2.2 million, at an average price of $12.69 per share. During the year ended December 31, 2019, OFG did not repurchase any shares under the programs.
OFG did not purchase any shares of its common stock during the years ended December 31, 2021, 2020 and 2019, other than through its publicly announced stock repurchase programs.
The activity in connection with common shares held in treasury by OFG for the years ended December 31, 2021, 2020 and 2019 is set forth below:

	Year Ended December 31,
	2021		2020		2019
	Shares	Dollar Amount	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of year	8,498,163	$102,949	8,486,278	$102,339	8,591,310	$103,633
Common shares used upon lapse of restricted stock units and options	(301,710)	(2,249)	(163,115)	(1,616)	(105,032)	(1,294)
Common shares repurchased as part of the stock repurchase program	2,052,429	49,872	175,000	2,226	—	—
End of year	10,248,882	$150,572	8,498,163	$102,949	8,486,278	$102,339

NOTE 22 - ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of income taxes, as of December 31, 2021 and 2020 consisted of:

	December 31,
	2021	2020
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$7,292	$14,262
Income tax effect of unrealized loss on securities available-for-sale	(1,629)	(2,170)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	5,663	12,092
Unrealized loss on cash flow hedges	(804)	(1,711)
Income tax effect of unrealized loss on cash flow hedges	301	641
Net unrealized loss on cash flow hedges	(503)	(1,070)
Accumulated other comprehensive income, net of income taxes	$5,160	$11,022

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents changes in accumulated other comprehensive income by component, net of taxes, for years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
	Net unrealized gains on Securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$12,092	$(1,070)	$11,022
Other comprehensive loss before reclassifications	(6,454)	(1,074)	(7,528)
Amounts reclassified out of accumulated other comprehensive income	25	1,641	1,666
Other comprehensive income (loss)	(6,429)	567	(5,862)
Ending balance	$5,663	$(503)	$5,160

	Year Ended December 31, 2020
	Net unrealized gains on Securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$(441)	$(567)	$(1,008)
Other comprehensive income (loss) before reclassifications	7,803	(2,491)	5,312
Amounts reclassified out of accumulated other comprehensive income	4,730	1,988	6,718
Other comprehensive income (loss)	12,533	(503)	12,030
Ending balance	$12,092	$(1,070)	$11,022

	Year Ended December 31, 2019
	Net unrealized gains on Securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$(10,972)	$9	$(10,963)
Transfer of securities held-to-maturity to available for sale [1]	(12,041)	—	$(12,041)
Other comprehensive income (loss) before reclassifications	14,335	(2,442)	11,893
Amounts reclassified out of accumulated other comprehensive income	8,237	1,866	10,103
Other comprehensive income (loss)	10,531	(576)	9,955
Ending balance	$(441)	$(567)	$(1,008)
[1] Represents the unrealized loss, net of tax effect of the adoption of ASU No. 27-12, from reclassification of all mortgage backed securities with a carrying value of $424.7 million, from held-to-maturity portfolio into the available for sale portfolio.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents reclassifications out of accumulated other comprehensive income for the years ended December 31, 2021, 2020 and 2019:

	Amount reclassified out of accumulated other comprehensive income Year Ended December 31,			Affected Line Item in Consolidated Statement of Operations

	2021	2020	2019
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,641	$1,988	$1,866	Net interest expense
Available-for-sale securities:
Gain on sale of investments	19	4,728	8,274	Net gain on sale of securities
Tax effect from changes in tax rates	6	2	(37)	Income tax expense
	$1,666	$6,718	$10,103

NOTE 23 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net income	$146,151	$74,327	$53,841
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,255)	(6,512)	(6,512)
Income available to common shareholders	$144,896	$67,815	$47,329

Average common shares outstanding	50,956	51,358	51,335
Effect of dilutive securities:
Average potential common shares-options	414	197	384
Total weighted average common shares outstanding and equivalents	51,370	51,555	51,719
Earnings per common share - basic	$2.85	$1.32	$0.92
Earnings per common share - diluted	$2.81	$1.32	$0.92
For the years ended December 31, 2021, 2020 and 2019, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 3,175, 7,481, and 2,575, respectively.
During the year ended December 31, 2021, OFG increased its quarterly common stock cash dividend to $0.12 per share.
NOTE 24 – GUARANTEES
At December 31, 2021 and 2020, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $25.2 million and $19.5 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At December 31, 2021 and 2020, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $121.8 million and $135.3 million, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$218	$985	$346
Additions from Scotiabank Acquisition	—	—	710
Net recoveries (charge-offs/terminations)	76	(767)	(71)
Balance at end of year	$294	$218	$985
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
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the years ended December 31, 2021 and 2020, OFG repurchased $3.1 million and $481 thousand, respectively, in mortgage loans subject to credit resource. During 2019, OFG did not repurchase any mortgage loans subject to the credit resource provision. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At December 31, 2021, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $294 thousand (December 31, 2020– $218 thousand).
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the year ended December 31, 2021, OFG repurchased $38.9 million (December 31, 2020 – $27.9 million; December 31, 2019 – $12 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. At December 31, 2021 and 2020, OFG had a $3.4 million and a $2.6 million, respectively, liability for the estimated credit losses related to these loans.
During the years ended December 31, 2021, 2020 and 2019, OFG recognized $157 thousand in losses, $658 thousand in gains and $17 thousand in losses, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $4.3 million, $2.2 million and $123 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2021, OFG serviced $5.7 billion (December 31, 2020 - $5.4 billion) in mortgage loans for third parties. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At December 31, 2021, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $12.9 million (December 31, 2020 - $20.7 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
NOTE 25— COMMITMENTS AND CONTINGENCIES
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
Credit-related financial instruments at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(In thousands)
Commitments to extend credit	$1,365,273	$1,133,503
Commercial letters of credit	48,196	225
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
At December 31, 2021 and 2020, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2021 and 2020, is as follows:

	December 31,
	2021	2020
	(In thousands)
Standby letters of credit and financial guarantees	$25,203	$19,476
Loans sold with recourse	121,778	135,252
Standby letters of credit and financial guarantees are written conditional commitments issued by OFG to guarantee the payment and/or performance of a customer to a third party (“beneficiary”). If the customer fails to comply with the agreement, the beneficiary may draw on the standby letter of credit or financial guarantee as a remedy. The amount of

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
On January 1, 2020, OFG adopted CECL, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of expected credit losses inherent in all financial assets measured at amortized cost and off-balance-sheet credit exposures. At December 31, 2021 and 2020, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $1.0 million and $1.1 million, respectively, and is included in other liabilities in the statement of financial condition.
At December 31, 2021 and 2020, OFG maintained other non-credit commitments amounting to $8.9 million and $9.0 million, respectively, primarily for the acquisition of equity securities.
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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At December 31, 2021 and 2020, this accrued liability amounted to $7.0 million and $8.1 million, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
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
NOTE 26— OPERATING LEASES
Substantially all leases in which OFG is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2038. OFG’s leases do not contain residual value guarantees or material variable lease payments. All leases are classified as operating leases and are included on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. OFG leases to others certain space in its principal offices for terms extending through 2022; all are operating leases.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Operating Lease Cost

	Year Ended December 31,
	2021	2020	Statement of Operations Classification
	(In thousands)
Lease costs	$11,417	$13,233	Occupancy and equipment
Variable lease costs	1,881	2,133	Occupancy and equipment
Short-term lease cost	859	800	Occupancy and equipment
Lease income	(442)	(499)	Occupancy and equipment
Total lease cost	$13,715	$15,667
Operating Lease Assets and Liabilities

	December 31,
	2021	2020	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$28,846	$31,383	Operating lease right-of-use assets
Lease Liabilities	$30,498	$32,566	Operating leases liabilities

December 31, 2021
(In thousands)
Weighted-average remaining lease term	5.6 years
Weighted-average discount rate	6.6%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 were as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2022	$9,227
2023	8,104
2024	5,775
2025	4,218
2026	2,662
Thereafter	7,620
Total lease payments	$37,605
Less imputed interest	7,106
Present value of lease liabilities	$30,498
OFG, as lessor, leases and subleases real property to lessee tenants under operating leases. As of December 31, 2021, no material lease concessions have been granted to lessees. OFG, as lessee, also leases real estate property for branch locations, ATM locations, and office space. As of December 31, 2021, OFG has not requested any lease concessions.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the years ended December 31, 2021 and 2020, OFG decided to consolidate several branches as a result of the Scotiabank Acquisition and modified certain lease contracts. These contracts were evaluated under Topic 842 lease modification guidance and removed from books, as they were considered short-term at December 31, 2021 and 2020, respectively.
NOTE 27 - FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Derivative instruments
The fair value of the interest rate swaps is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The fair value of most of these derivative instruments is based on observable market parameters, which include discounting the instruments’ cash flows using the U.S. dollar LIBOR-based discount rates (or its fallback benchmark when applicable), and also applying yield curves that account for the industry sector and the credit rating of the counterparty and/or OFG. Certain other derivative instruments with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 2.
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
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,825	$498,358	$1,530	$510,713
Trading securities	—	20	—	20
Money market investments	8,952	—	—	8,952
Derivative assets	—	1	—	1
Servicing assets	—	—	48,973	48,973
Derivative liabilities	—	(804)	—	(804)
	$19,777	$497,575	$50,503	$567,855
Non-recurring fair value measurements:
Collateral dependent loans	—	—	10,233	10,233
Foreclosed real estate	—	—	15,039	15,039
Other repossessed assets	—	—	1,945	1,945
	$—	$—	$27,217	$27,217

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,983	$435,455	$—	$446,438
Trading securities	—	22	—	22
Money market investments	11,908	—	—	11,908
Servicing assets	—	—	47,295	47,295
Derivative liabilities	—	(1,712)	—	(1,712)
	$22,891	$433,765	$47,295	$503,951
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$29,279	$29,279
Foreclosed real estate	—	—	11,596	11,596
Other repossessed assets	—	—	1,816	1,816
	$—	$—	$42,691	$42,691

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The fair value information included in the tables above for non-recurring fair value measurements is not as of period end, but as of the date that the fair value measurement was recorded during the years ended December 31, 2021 and 2020, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021, 2020 and 2019:
Level 3 Instruments Only

	Other debt securities available for sale	Servicing Assets	Total	Servicing Assets	Servicing Assets
	Year Ended December 31,
	2021			2020	2019
	(In thousands)
Balance at beginning year	$—	$47,295	$47,295	$50,779	$10,716
New instruments acquired	—	6,089	6,089	2,394	41,637
Transfer from Level 2	1,500	—	1,500	—	—
Principal repayments and amortization	—	(6,738)	(6,738)	(4,067)	(906)
Gain (losses) included in earnings	—	2,327	2,327	(1,811)	(668)
Gains included in other comprehensive income	30	—	30	—	—
Balance at end of year	$1,530	$48,973	$50,503	$47,295	$50,779
The transfer of other debt securities available for sale amounting to $1.5 million during the year ended December 31, 2021 from level 2 to level 3 corresponded to a convertible note purchased on June 25, 2021. The fair value used at June 30, 2021 was its initial value due to the proximity of its acquisition date, where the transaction price equaled the fair value at acquisition. During the quarter ended September 30, 2021, it was reclassified as level 3 due to the significant unobservable inputs used to determine its fair value at September 30, 2021. There were no transfers into or out of level 3 during the years ended December 31, 2020 and 2019.
Servicing assets gains (losses) included in earnings during the years ended December 31, 2021, 2020 and 2019 were included as mortgage servicing activities in the consolidated statement of operations. There were no changes in unrealized gains and losses from recurring level 3 fair value measurements held at December 2020 and 2019 during the years then ended included in other comprehensive income. For more information on the qualitative information about level 3 fair value measurements, see Note 10 – Servicing Assets.
During the years ended December 31, 2021, 2020 and 2019, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at December 31, 2021:

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$1,530	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.16% - 2.28%	0.35%
			Recovery Rate	33.08%	33.08%

Servicing assets	$48,973	Cash flow valuation	Constant prepayment rate	3.90% - 24.48%	6.17%
			Discount rate	10.00% - 15.50%	11.47%

Collateral dependent loans	$10,233	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 30.20%	20.20%

Foreclosed real estate	$15,039	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 30.20%	12.54%

Other repossessed assets	$1,945	Fair value of property or collateral	Estimated net realizable value less disposition costs	39.00% - 80.00%	60.54%
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
The estimated fair value and carrying value of OFG’s financial instruments at December 31, 2021 and 2020 is as follows:

	December 31,
	2021		2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$2,023,475	$2,023,475	$2,154,202	$2,154,202
Restricted cash	$175	$175	$1,375	$1,375
Investment securities available-for-sale	$10,825	$10,825	$10,983	$10,983
Level 2
Financial Assets:
Trading securities	$20	$20	$22	$22
Investment securities available-for-sale	$498,358	$498,358	$435,455	$435,455
Investment securities held-to-maturity	$363,653	$367,507	$—	$—
Federal Home Loan Bank (FHLB) stock	$5,966	$5,966	$8,278	$8,278
Equity securities	$11,612	$11,612	$3,962	$3,962
Derivative assets	$1	$1	$—	$—
Financial Liabilities:
Derivative liabilities	$804	$804	$1,712	$1,712
Level 3
Financial Assets:
Investment securities available for sale	$1,530	$1,530	$—	$—
Total loans (including loans held-for-sale)	$6,197,347	$6,329,311	$6,323,689	$6,501,259
Accrued interest receivable	$56,560	$56,560	$65,547	$65,547
Servicing assets	$48,973	$48,973	$47,295	$47,295
Accounts receivable and other assets	$88,756	$88,756	$78,845	$78,845
Financial Liabilities:
Deposits	$8,614,073	$8,603,118	$8,422,599	$8,415,640
Advances from FHLB	$28,480	$28,488	$68,147	$65,561
Other borrowings	$—	$—	$707	$707
Subordinated capital notes	$36,084	$36,083	$33,325	$36,083
Accrued expenses and other liabilities	$96,240	$96,240	$154,418	$154,418
The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2021 and 2020:
•Cash and cash equivalents (including money market investments and time deposits with other banks), restricted cash, accrued interest receivable, accounts receivable and other assets, accrued expenses and other liabilities, and other borrowings have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
•Investments in FHLB-NY stock are valued at their redemption value.
•The fair value of investment securities, including trading securities, is based on quoted market prices, when available or prices provided from contracted pricing providers, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Equity securities do not have readily available fair values and are measured at cost, less any impairment. The estimated fair value of the convertible note is determined by using an adjusted third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model, when deemed necessary, or compared to counterparties’ prices and agreed by management.
•The fair value of servicing asset is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
•The fair values of the derivative instruments, which include interest rate swaps and forward-settlement swaps, are based on the net discounted value of the contractual projected cash flows of both the pay-fixed receive-variable legs of the contracts. The projected cash flows are based on the forward yield curve and discounted using current estimated market rates.
•The fair value of the loan portfolio (including loans held-for-sale and non-performing loans) is based on the exit market price, which is estimated by segregating by type, such as mortgage, commercial, consumer, auto and leasing. Each loan segment is further segmented into fixed and adjustable interest rates. The fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates (voluntary and involuntary), if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan.
•The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.
•The fair value of long-term borrowings, which include securities sold under agreements to repurchase, advances from FHLB, and subordinated capital notes is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 28 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Banking service revenues:
Checking accounts fees	$8,593	$8,577	$6,003
Savings accounts fees	1,141	1,451	658
Electronic banking fees	55,968	47,542	32,282
Credit life commissions	469	254	531
Branch service commissions	1,467	1,462	1,491
Servicing and other loan fees	3,256	2,485	1,367
International fees	794	623	521
Miscellaneous income	18	185	13
Total banking service revenues	71,706	62,579	42,866

Wealth management revenue:
Insurance income	14,647	13,618	6,826
Broker fees	8,213	6,828	7,544
Trust fees	11,303	10,446	10,922
Retirement plan and administration fees	881	897	932
Total wealth management revenue	35,044	31,789	26,224

Mortgage banking activities:
Net servicing fees	16,818	12,120	3,854
Net gains on sale of mortgage loans and valuation	10,119	4,437	527
Other	(4,429)	(53)	(106)
Total mortgage banking activities	22,508	16,504	4,275
Total banking and financial service revenues	$129,258	$110,872	$73,365
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Wealth Management Revenue
Insurance income from commissions and sale of annuities are recorded once the sale has been completed.
Brokers fees consist of two categories:
•Sales commissions generated by advisors for their clients’ purchases and sales of securities and other investment products, which are collected once the stand-alone transactions are completed at trade date or as earned, and managed account fees which are fees charged to advisors’ clients’ accounts on OFG’s corporate advisory platform. These revenues do not cover future services, as a result there is no need to allocate the amount received to any other service.
•Fees for providing distribution services related to mutual funds, net of compensation paid to a service provider who provides such services, as well as trailer fees (also known as 12b-1 fees). These fees are considered variable and are recognized over time, as the uncertainty of the fees to be received is resolved as the net asset value of the mutual fund is determined and investor activity occurs. Fees do not cover future services, as a result there is no need to allocate the amount received to any other service.
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
NOTE 29 – BUSINESS SEGMENTS
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$435,530	$30	$13,639	$449,199	$—	$449,199
Interest expense	(39,889)	—	(1,940)	(41,829)	—	(41,829)
Net interest income	395,641	30	11,699	407,370	—	407,370
Provision (recapture) for credit losses	1,342	—	(1,121)	221	—	221
Non-interest income (loss)	98,950	35,625	(1,365)	133,210	—	133,210
Non-interest expenses	(300,568)	(20,941)	(4,247)	(325,756)	—	(325,756)
Intersegment revenue	2,355	—	—	2,355	(2,355)	—
Intersegment expenses	—	(1,269)	(1,086)	(2,355)	2,355	—
Income before income taxes	$195,036	$13,445	$6,122	$214,603	$—	$214,603
Income tax expense	68,409	—	43	68,452	—	68,452
Net income	$126,627	$13,445	$6,079	$146,151	$—	$146,151
Total assets	$8,041,725	$32,082	$2,894,612	$10,968,419	$(1,068,699)	$9,899,720

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2020
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$462,493	$59	$10,795	$473,347	$—	$473,347
Interest expense	(57,811)	—	(7,104)	(64,915)	—	(64,915)
Net interest income	404,682	59	3,691	408,432	—	408,432
Provision for credit losses	92,237	—	435	92,672	—	92,672
Non-interest income	87,810	32,043	4,499	124,352	—	124,352
Non-interest expenses	(320,997)	(20,240)	(4,049)	(345,286)	—	(345,286)
Intersegment revenue	2,443	—	—	2,443	(2,443)	—
Intersegment expenses	—	(1,164)	(1,279)	(2,443)	2,443	—
Income before income taxes	$81,701	$10,698	$2,427	$94,826	$—	$94,826
Income tax expense	15,939	4,506	54	20,499	—	20,499
Net income	$65,762	$6,192	$2,373	$74,327	$—	$74,327
Total assets	$8,478,326	$32,893	$2,436,029	$10,947,248	$(1,121,237)	$9,826,011

	Year Ended December 31, 2019
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$337,448	$69	$36,278	$373,795	$—	$373,795
Interest expense	(36,023)	—	(14,979)	(51,002)	—	(51,002)
Net interest income	301,425	69	21,299	322,793	—	322,793
Provision for loan and lease losses	96,504	—	288	96,792	—	96,792
Non-interest income	47,517	26,649	8,327	82,493	—	82,493
Non-interest expenses	(211,755)	(17,163)	(4,326)	(233,244)	—	(233,244)
Intersegment revenue	2,207	—	—	2,207	(2,207)	—
Intersegment expenses	—	(652)	(1,555)	(2,207)	2,207	—
Income before income taxes	$42,890	$8,903	$23,457	$75,250	$—	$75,250
Income tax expense	16,084	3,339	1,986	21,409	—	21,409
Net income	$26,806	$5,564	$21,471	$53,841	$—	$53,841
Total assets	$7,486,314	$33,369	$2,865,186	$10,384,869	$(1,087,208)	$9,297,661

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 30 – OFG BANCORP (HOLDING COMPANY ONLY) FINANCIAL INFORMATION
As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, OFG Bancorp generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The payment of dividends by the Bank to OFG Bancorp may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. During 2021, 2020, and 2019, the Bank paid $197.0 million, $26.1 million and $20.0 million, respectively, in dividends to OFG Bancorp. During 2021, 2020, and 2019, Oriental Insurance paid $11.0 million, $4.0 million, and $6.0 million, respectively, in dividends to OFG Bancorp.
OFG BANCORP
CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION
(Holding Company Only)
The following condensed financial information presents the financial position of the holding company only as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020
	(In thousands)
ASSETS
Cash and cash equivalents	$46,484	$26,529
Investment in bank subsidiary, equity method	1,011,147	1,064,671
Investment in nonbank subsidiaries, equity method	35,915	32,293
Advance to investment dealers	17,213	—
Deferred tax asset, net	2,627	2,637
Due from bank subsidiary, net	50	2,024
Other assets	582	942
Total assets	$1,114,018	$1,129,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	6,010	5,223
Accrued expenses and other liabilities	2,765	1,815
Subordinated capital notes	36,083	36,083
Total liabilities	44,858	43,121
Stockholders’ equity	1,069,160	1,085,975
Total liabilities and stockholders’ equity	$1,114,018	$1,129,096

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG BANCORP
CONDENSED STATEMENTS OF OPERATIONS INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Income:
Interest income	$55	$86	$828
Investment trading activities, net and other	6,765	6,583	5,308
Total income	6,820	6,669	6,136
Expenses:
Interest expense	1,174	1,394	2,012
Operating expenses	8,397	7,483	7,516
Total expenses	9,571	8,877	9,528
Loss before income taxes	(2,751)	(2,208)	(3,392)
Income tax expense (benefit)	1,813	(1,363)	1,705
Loss before changes in undistributed earnings of subsidiaries	(4,564)	(845)	(5,097)
Equity in earnings from:
Bank subsidiary	144,089	74,899	56,114
Nonbank subsidiaries	6,626	273	2,824
Net income	$146,151	$74,327	$53,841

OFG BANCORP
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$146,151	$74,327	$53,841
Other comprehensive (loss) income before tax:
Other comprehensive (loss) income from bank subsidiary	(5,862)	12,030	9,955
Other comprehensive (loss) income before taxes	(5,862)	12,030	9,955
Income tax effect	—	—	—
Other comprehensive (loss) income after taxes	(5,862)	12,030	9,955
Comprehensive income	$140,289	$86,357	$63,796

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG BANCORP
CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$146,151	$74,327	$53,841
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from banking subsidiary	(144,089)	(74,899)	(56,114)
Equity in earnings from nonbanking subsidiaries	(6,626)	(273)	(2,824)
Stock-based compensation	940	2,170	2,134
Deferred income tax, net	10	(2,637)	—
Net (increase) decrease in other assets	(13,471)	12	458
Net increase (decrease) in accrued expenses and other liabilities	950	(486)	64
Dividends from banking subsidiary	197,000	26,100	20,000
Dividends from non-banking subsidiary	11,000	9,531	6,017
Net cash provided by operating activities	191,865	33,845	23,576
Cash flows from investing activities:
Net increase in due from bank subsidiary, net	—	(1,984)	—
Net decrease (increase) in due to non-bank subsidiary, net	—	—	(14)
Proceeds from sales of premises and equipment	240	282	310
Capital contribution to banking subsidiary	—	(1,703)	(1,720)
Capital contribution to non-banking subsidiary	(9,300)	(9,013)	(13,518)
Additions to premises and equipment	(288)	(295)	(319)
Net cash (used in) investing activities	(9,348)	(12,713)	(15,261)
Cash flows from financing activities:
Proceeds from exercise of stock options and lapsed restricted units, net	283	583	1,294
Purchase of treasury stock	(49,872)	(2,226)	—
Redemption of preferred stock	(92,000)	—	—
Dividends paid	(20,973)	(20,892)	(20,884)
Net cash used in financing activities	(162,562)	(22,535)	(19,590)
Net change in cash and cash equivalents	19,955	(1,403)	(11,275)
Cash and cash equivalents at beginning of year	26,529	27,932	39,207
Cash and cash equivalents at end of year	$46,484	$26,529	$27,932

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 31 – SUBSEQUENT EVENTS
On January 3, 2022, OFG repurchased and cancelled $17.3 million of its subordinated capital notes. At December 31, 2021, the closing payment was already in process and, therefore, such amount is included in other assets.
On January 26, 2022, as part of OFG’s capital actions for 2022, the Board of Directors approved the increase of its regular quarterly cash dividend by 25%, to $0.15 per common share from $0.12 per share, beginning the quarter ending March 31, 2022. Also, it approved a new stock repurchase program of $100 million. During 2022, OFG has repurchased 853,584 shares as part of the stock repurchase program, for a total of $23.5 million, at an average price of $27.55 per share.

On February 22, 2022, OFG sold $22.3 million of past due mortgage loans, which were classified as available for sale at December 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
OFG’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2021, an evaluation was carried out under the supervision and with the participation of OFG’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of OFG’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, OFG’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by OFG in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within OFG to disclose material information otherwise required to be set forth in OFG’s periodic reports.
Management’s Annual Report on Internal Control over Financial Reporting
The Management’s Annual Report on Internal Control over Financial Reporting is included in Item 8 of this annual report on Form 10-K.
Report of the Registered Public Accounting Firm
The registered public accounting firm’s report on OFG’s internal control over financial reporting is included in Item 8 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Items 10 through 14 are incorporated herein by reference to OFG’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report, except with respect to the information set forth below under Item 12.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
OFG’s 2007 Omnibus Performance Incentive Plan, as amended and restated (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010 and 2013.
The following table shows certain information pertaining to the awards under the Omnibus Plan as of December 31, 2021:

	(a)		(b)		(c)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	850,234	(1)	$6.27	(2)	$708,970
	850,234		$6.27		$708,970
____________________
(1) Includes 338,494 stock options and 511,740 restricted stock units.
(2) Exercise price related to stock options.
OFG recorded $6.2 million, $2.2 million and $2.1 million related to stock-based compensation expense during the years ended December 31, 2021, 2020 and 2019, respectively.
Other information required by this Item is incorporated herein by reference to OFG’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

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
Management’s Report on Internal Control Over Financial Reporting

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Condition as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Notes to the Consolidated Financial Statements
Financial Statement Schedules
No schedules are presented because the information is not applicable or is included in the accompanying consolidated financial statements or in the notes thereto described above.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

Exhibits

Exhibit No.:	Description Of Document:

2.1	Stock Purchase Agreement dated June 26, 2019, between The Bank of Nova Scotia and Oriental Bank, and, solely for the purposes expressly provided therein, OFG Bancorp. (1)

2.2	Sale and Purchase Agreement (USVI) dated June 26, 2019, between The Bank of Nova Scotia and Oriental Bank, and, solely for the purposes expressly provided therein, OFG Bancorp. (2)

2.3	Sale and Purchase Agreement (PR) dated June 26, 2019, between The Bank of Nova Scotia and Oriental Bank, and, solely for the purposes expressly provided therein, OFG Bancorp. (3)

3.1	Composite Certificate of Incorporation. (4)

3.2	Amended and Restated By-Laws.(5)

4.1	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended

4.2	Form of Common Stock Certificate (6)

10.1	Amended and Restated Change in Control Compensation Agreement dated as of July 28, 2021 between OFG and José R. Fernández.(7)

10.2	Change in Control Compensation Agreement between OFG and Ganesh Kumar (8)

10.3	Technology Outsourcing Agreement dated as of January 26, 2007, between OFG and Metavante Corporation.(9)

10.4	OFG Bancorp 2007 Omnibus Performance Incentive Plan, as amended and restated.(10)

10.5	Form of qualified stock option award and agreement (11)

10.6	Form of restricted stock award and agreement (12)

10.7	Form of restricted unit award and agreement (13)

10.8	Form of performance shares award and agreement (14)

10.9	Employment Agreement dated as of July 28, 2021 between OFG and José R. Fernández (15)

10.10	Amendment, dated as of May 31, 2018, to Technology Outsourcing Agreement between OFG and Metavante Corporation (16)

10.11	Amendment, dated as of November 30, 2020, to Technology Outsourcing Agreement between OFG and FIS.(17)

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from OFG’s annual report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, and (v) Consolidated Statements of Cash Flow.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)Incorporated herein by reference to Exhibit 2.1 of OFG’s current report on Form 8-K filed with the SEC on July 2, 2019. Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

(2)Incorporated herein by reference to Exhibit 2.2 of OFG’s current report on Form 8-K filed with the SEC on July 2, 2019. Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K.
(3)Incorporated herein by reference to Exhibit 2.3 of OFG’s current report on Form 8-K filed with the SEC on July 2, 2019. Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K.
(4)Incorporated herein by reference to Exhibit 3.1 of OFG’s annual report on Form 10-K filed with the SEC on February 26, 2021.
(5)Incorporated herein by reference to Exhibit 3(ii) of OFG’s current report on Form 8-K filed with the SEC on January 28, 2021.
(6)Incorporated herein by reference to Exhibit 4.4 of OFG’s registration statement on Form S-8, as amended, filed with the SEC on October 7, 2013.
(7)Incorporated herein by reference to Exhibit 10.2 of OFG’s current report on Form 8-K filed with the SEC on July 30, 2021.
(8)Incorporated herein by reference to Exhibit 10.14 of OFG’s annual report on Form 10-K filed with the SEC on September 13, 2005.
(9)Incorporated herein by reference to Exhibit 10.23 of OFG’s annual report on Form 10-K filed with the SEC on March 28, 2007. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(10)Incorporated herein by reference to Exhibit 4.1 of OFG’s registration statement on Form S-8 filed with the SEC on October 7, 2013.
(11)Incorporated herein by reference to Exhibit 10.1 of OFG’s registration statement on Form S-8 filed with the SEC on November 30, 2007.
(12)Incorporated herein by reference to Exhibit 10.2 of OFG’s registration statement on Form S-8 filed with the SEC on November 30, 2007.
(13)Incorporated herein by reference to Exhibit 10.1 of OFG’s quarterly report on Form 10-Q filed with the SEC on May 8, 2015.
(14)Incorporated herein by reference to Exhibit 10.1 of OFG’s quarterly report on Form 10-Q filed with the SEC on November 2, 2018.
(15)Incorporated herein by reference to Exhibit 10.1 of OFG’s current report on Form 8-K filed with the SEC on July 30, 2021.
(16)Incorporated herein by reference to Exhibit 10.1 of OFG’s quarterly report on Form 10-Q filed with the SEC on August 3, 2018. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(17)Incorporated herein by reference to Exhibit 10.11 of OFG’s annual report on Form 10-K filed with the SEC on February 26, 2021. Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: February 25, 2022
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: February 25, 2022
Maritza Arizmendi Díaz Chief Financial Officer

By:	/s/ Krisen Aguirre Torres	Dated: February 25, 2022
Krisen Aguirre Torres Director, Reporting and Accounting Control

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ Julian S. Inclán	Dated: February 25, 2022
Julian S. Inclán Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: February 25, 2022
José Rafael Fernández Vice Chairman of the Board

By:	/s/ Jorge Colón Gerena	Dated: February 25, 2022
Jorge Colón Gerena Director

By:	/s/ Pedro Morazzani	Dated: February 25, 2022
Pedro Morazzani Director

By:	/s/ Edwin Pérez Hernández	Dated: February 25, 2022
Edwin Pérez Hernández Director

By:	/s/ Néstor de Jesús	Dated: February 25, 2022
Néstor de Jesús Director

By:	/s/ Susan S. Harnett	Dated: February 25, 2022
Susan S. Harnett Director

By:	/s/ Rafael Vélez	Dated: February 25, 2022
Rafael Vélez Director