Form 10-Q
period 2022-03-31
OFG BANCORP
filed 2022-05-06
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number 001-12647
OFG Bancorp
Incorporated in the Commonwealth of Puerto Rico, IRS Employer Identification No. 66-0538893

Principal Executive Offices:
254Muñoz Rivera Avenue
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
48,601,548 common shares ($1.00 par value per share) outstanding as of April 30, 2022

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
•unforeseen or catastrophic events, including extreme weather events, other natural disasters, man-made disasters, pandemics, war or other international conflicts, or utility disruptions, which could cause a disruption in our operations or other adverse consequences for our business;
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
•the magnitude and duration of the Covid-19 pandemic and its impact on the United States, Puerto Rico, and/or global economy, financial market conditions and our business, results of operations and financial condition; and

•the impact of the actions taken by governmental authorities to try and contain the Covid-19 virus and its variants or address the impact of the virus on the United States and Puerto Rico economy, and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers.
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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31,	December 31,
	2022	2021
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$1,849,906	$2,014,523
Money market investments	5,648	8,952
Total cash and cash equivalents	1,855,554	2,023,475
Restricted cash	175	175
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2021 - $162)	18	20
Investment securities available-for-sale, at fair value, with amortized cost of $903,798 (December 31, 2021, amortized cost $503,421); no allowance for credit losses	880,338	510,713
Investment securities held-to-maturity, at amortized cost, with fair value of $329,969 (December 31, 2021 - $363,653); no allowance for credit losses	359,806	367,507
Equity securities	18,556	17,578
Total investments	1,258,718	895,818
Loans:
Loans held-for-sale, at lower of cost or fair value	58,234	82,662
Loans held for investment, net of allowance for credit losses of $157,075 (December 31, 2021 - $155,937)	6,390,896	6,246,649
Total loans	6,449,130	6,329,311
Other assets:
Foreclosed real estate	15,297	15,039
Accrued interest receivable	56,097	56,560
Deferred tax asset, net	87,608	99,063
Premises and equipment, net	97,403	92,124
Customers' liability on acceptances	29,858	35,329
Servicing assets	49,446	48,973
Goodwill	86,069	86,069
Other intangible assets	33,947	36,093
Operating lease right-of-use assets	28,576	28,846
Other assets	142,242	152,845
Total assets	$10,190,120	$9,899,720
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2022 AND DECEMBER 31, 2021 (CONTINUED)

	March 31,	December 31,
	2022	2021
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,504,640	$5,204,340
Savings accounts	2,295,113	2,177,780
Time deposits	1,178,469	1,220,998
Total deposits	8,978,222	8,603,118
Borrowings:
Advances from FHLB	28,035	28,488
Subordinated capital notes	—	36,083
Total borrowings	28,035	64,571
Other liabilities:
Derivative liabilities	191	804
Acceptances executed and outstanding	29,858	35,329
Operating lease liabilities	30,287	30,498
Accrued expenses and other liabilities	83,492	96,240
Total liabilities	9,150,085	8,830,560
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 48,673,113 shares outstanding (December 31, 2021 - 59,885,234 shares issued; 49,636,352 shares outstanding)	59,885	59,885
Additional paid-in capital	633,796	637,061
Legal surplus	121,389	117,677
Retained earnings	426,320	399,949
Treasury stock, at cost, 11,212,121 shares (December 31, 2021 - 10,248,882 shares)	(180,717)	(150,572)
Accumulated other comprehensive (loss) income, net of tax of $3,007 (December 31, 2021 - $1,328)	(20,638)	5,160
Total stockholders’ equity	1,040,035	1,069,160
Total liabilities and stockholders’ equity	$10,190,120	$9,899,720
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021

	Quarter Ended March 31,
	2022	2021
	(In thousands, except per share data)
Interest income:
Loans	$107,565	$108,205
Mortgage-backed securities	4,321	2,041
Investment securities and other	1,063	730
Total interest income	112,949	110,976
Interest expense:
Deposits	7,041	12,024
Advances from FHLB and other borrowings	193	459
Subordinated capital notes	521	295
Total interest expense	7,755	12,778
Net interest income	105,194	98,198
Provision for credit losses	1,551	6,324
Net interest income after provision for credit losses	103,643	91,874
Non-interest income:
Banking service revenue	17,562	16,497
Wealth management revenue	7,857	7,388
Mortgage banking activities	5,782	5,573
Total banking and financial service revenues	31,201	29,458
Other non-interest income	405	955
Total non-interest income, net	31,606	30,413
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021 (CONTINUED)

	Quarter Ended March 31,
	2022	2021
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	34,768	32,618
Occupancy, equipment and infrastructure costs	11,916	13,128
Electronic banking charges	9,786	8,232
Information technology expenses	4,804	4,254
Professional and service fees	5,421	4,536
Taxes, other than payroll and income taxes	3,307	3,661
Insurance	2,635	2,455
Foreclosed real estate and other repossessed assets income, net of expenses	(1,482)	(50)
Loan servicing and clearing expenses	1,922	1,841
Advertising, business promotion, and strategic initiatives	2,062	1,431
Communication	1,116	966
Printing, postage, stationary and supplies	1,092	1,217
Director and investor relations	249	300
Pandemic expenses	881	1,769
Other	2,678	1,308
Total non-interest expense	81,155	77,666
Income before income taxes	54,094	44,621
Income tax expense	16,573	14,248
Net income	37,521	30,373
Less: dividends on preferred stock	—	(1,255)
Income available to common shareholders	$37,521	$29,118
Earnings per common share:
Basic	$0.77	$0.57
Diluted	$0.76	$0.56
Average common shares outstanding and equivalents	49,484	51,752
Cash dividends per share of common stock	$0.15	$0.08
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021

	Quarter Ended March 31,
	2022	2021
	(In thousands)
Net income	$37,521	$30,373
Other comprehensive loss before tax:
Unrealized loss on securities available-for-sale	(30,752)	(5,367)
Unrealized gain on cash flow hedges	619	247
Other comprehensive loss before taxes	(30,133)	(5,120)
Income tax effect	4,335	328
Other comprehensive loss after taxes	(25,798)	(4,792)
Comprehensive income	$11,723	$25,581
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021

	Quarter Ended March 31,
	2022	2021
	(In thousands)
Preferred stock:
Balance at beginning of period	$—	$92,000
Balance at end of period	—	92,000
Common stock:
Balance at the beginning and end of period	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	637,061	622,652
Stock-based compensation expense	973	2,209
Lapsed restricted stock units	(4,238)	(1,926)
Balance at end of period	633,796	622,935
Legal surplus:
Balance at beginning of period	117,677	103,269
Transfer from retained earnings	3,712	2,896
Balance at end of period	121,389	106,165
Retained earnings:
Balance at beginning of period	399,949	300,096
Net income	37,521	30,373
Cash dividends declared on common stock[1]	(7,438)	(4,116)
Cash dividends declared on preferred stock	—	(1,255)
Transfer to legal surplus	(3,712)	(2,896)
Balance at end of period	426,320	322,202
Treasury stock:
Balance at beginning of period	(150,572)	(102,949)
Stock repurchased	(33,479)	—
Lapsed restricted stock units and options	3,334	1,955
Balance at end of period	(180,717)	(100,994)
Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	5,160	11,022
Other comprehensive loss, net of tax	(25,798)	(4,792)
Balance at end of period	(20,638)	6,230
Total stockholders’ equity	$1,040,035	$1,108,423
[1] Dividends declared per common share during the quarter ended March 31, 2022 - $0.15 (March 31, 2021 - $0.08).
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021

	Quarter Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$37,521	$30,373
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value (discounts) premiums on loans	(723)	51
Amortization of investment securities premiums, net of accretion of discounts	599	787
Amortization of other intangible assets	2,146	2,451
Net change in operating leases	59	120
Depreciation and amortization of premises and equipment	3,780	3,366
Deferred income tax expense, net	15,789	8,451
Provision for credit losses	1,551	6,324
Stock-based compensation	973	2,209
(Gain) loss on:
Sale of loans	(899)	(1,894)
Early extinguishment of debt	(42)	—
Foreclosed real estate and other repossessed assets	(4,157)	(1,583)
Sale of other assets	6	(181)
Originations and purchases of loans held-for-sale	(56,954)	(92,264)
Proceeds from sale of loans held-for-sale	57,261	62,886
Net decrease (increase) in:
Trading securities	2	(1)
Accrued interest receivable	478	4,519
Servicing assets	(473)	(616)
Other assets	11,298	(7,190)
Net (decrease) increase in:
Accrued interest on deposits and borrowings	(152)	(291)
Accrued expenses and other liabilities	(28,860)	18,887
Net cash provided by operating activities	39,203	36,404

See notes to unaudited consolidated financial statements

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021 (CONTINUED)
	Quarter Ended March 31,
	2022	2021
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(399,025)	(25,894)
Investment securities held-to-maturity	—	(126,777)
Equity securities	(998)	(1,595)
Maturities and redemptions of:
Investment securities available-for-sale	22,170	25,218
Investment securities held-to-maturity	7,540	—
FHLB stock	20	45
Proceeds from sales of:
Foreclosed real estate and other repossessed assets, including write-offs	13,090	10,159
Premises and equipment	—	580
Origination and purchase of loans, excluding loans held-for-sale	(770,935)	(435,363)
Principal repayment of loans	612,039	470,510
Additions to premises and equipment	(9,072)	(3,564)
Net cash used in investing activities	$(525,171)	$(86,681)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	394,932	310,712
Subordinated capital notes	(36,041)	—
FHLB advances, federal funds purchased, and other borrowings	(458)	(1,254)
Exercise of stock options with treasury shares	(904)	29
Purchase of treasury stock	(33,479)	—
Dividends paid on preferred stock	—	(1,255)
Dividends paid on common stock	(6,003)	(4,116)
Net cash provided by financing activities	$318,047	$304,116
Net change in cash, cash equivalents and restricted cash	(167,921)	253,839
Cash, cash equivalents and restricted cash at beginning of period	2,023,650	2,155,577
Cash, cash equivalents and restricted cash at end of period	$1,855,729	$2,409,416

	Quarter Ended March 31,
	2022	2021
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$1,849,906	$2,396,965
Money market investments	5,648	11,401
Restricted cash	175	1,050
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,855,729	$2,409,416

See notes to unaudited consolidated financial statements

	Quarter Ended March 31,
	2022	2021
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$6,270	$9,393
Income taxes paid	$1,475	$—
Operating lease liabilities paid	$2,496	$3,253
Mortgage loans held-for-sale securitized into mortgage-backed securities	$23,960	$30,040
Transfer from loans to foreclosed real estate and other repossessed assets	$10,294	$13,583
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$459	$4,544
Financed sales of foreclosed real estate	$422	$53
Delinquent loans booked under the GNMA buy-back option	$9,664	$40,777
See notes to unaudited consolidated financial statements

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company organized under the laws of the Cayman Islands, OFG Reinsurance Ltd (“OFG Reinsurance”), and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), and OFG Ventures LLC (“OFG Ventures”), which holds investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.
Basis of Presentation
The accompanying unaudited consolidated financial statements of OFG have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Operating results for three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes.
New Accounting Updates Adopted in 2022
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
New Accounting Updated Not Yet Adopted
Derivatives and Hedging (Topic 815) Fair Value Hedging—Portfolio Layer Method. In March 2022, the FASB issued ASU 2022-01 to allow non-prepayable financial assets also to be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedge. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of this ASU for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. If an entity adopts the amendments in an interim period, the effect of adopting the amendments related to basis adjustments should be reflected as of the beginning of the fiscal year of adoption. OFG will adopt this guidance when it becomes effective and the impact on our financial statements is not expected to be material.

Financial Instruments—Credit Losses Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued ASU 2022-02 to address the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-402 and amend the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities are permitted to early adopt these amendments, including adoption in any interim period, provided that the amendments are adopted as of the beginning of the annual reporting period that includes the interim period of adoption. In addition, entities are permitted to elect to early adopt the amendments related to TDR accounting and related disclosure enhancements separately from the amendments related to the vintage disclosures. OFG is currently evaluating the impact on the consolidated financial statements upon adoption of this standard.
NOTE 2 – RESTRICTED CASH
OFG has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both March 31, 2022 and December 31, 2021, OFG delivered as collateral cash amounting to approximately $175 thousand.
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered March 31, 2022 was $481.3 million (December 31, 2021 - $456.5 million). At March 31, 2022 and December 31, 2021, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2022 and December 31, 2021, money market instruments included as part of cash and cash equivalents amounted to $5.6 million and $9.0 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	2,020	—	5	$2,015	2.13%
Due from 5 to 10 years	$82,101	$2	$1,168	$80,935	1.94%
Due after 10 years	490,169	—	14,229	$475,940	2.25%
Total FNMA and FHLMC certificates	574,290	2	15,402	558,890	2.21%
GNMA Securities
Due from 1 to 5 years	16,836	—	146	16,690	1.63%
Due from 5 to 10 years	16,470	—	327	16,143	1.88%
Due after 10 years	261,712	872	8,221	254,363	2.40%
Total GNMA certificates	295,018	872	8,694	287,196	2.32%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	1,523	—	24	1,499	1.70%
Due from 5 to 10 years	18,584	—	300	18,284	1.80%
Due after 10 years	1,325	1	4	1,322	4.53%
Total CMOs issued by US government-sponsored agencies	21,432	1	328	21,105	1.96%
Total mortgage-backed securities	890,740	875	24,424	867,191	2.24%
Investment securities
US Treasury securities
Due less than 1 year	10,735	28	—	10,763	1.49%
Total US Treasury Securities	10,735	28	—	10,763	1.49%
Other debt securities
Due less than 1 year	500	—	—	500	0.57%
Due from 1 to 5 years	1,823	61	—	1,884	5.46%
Total Other debt securities	2,323	61	—	2,384	4.41%
Total investment securities	13,058	89	—	13,147	2.01%
Total securities available for sale	$903,798	$964	$24,424	$880,338	2.24%

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$359,806	$—	$29,837	$329,969	1.71%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 5 to 10 years	90,560	2,502	—	93,062	1.94%
Due after 10 years	93,440	—	3,200	90,240	1.37%
Total FNMA and FHLMC certificates	184,000	2,502	3,200	183,302	1.65%
GNMA Securities
Due from 1 to 5 years	10,536	233	1	10,768	1.66%
Due from 5 to 10 years	26,419	556	—	26,975	1.80%
Due after 10 years	244,106	6,927	198	250,835	2.40%
Total GNMA certificates	281,061	7,716	199	288,578	2.32%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	1,788	22	—	1,810	1.70%
Due from 5 to 10 years	20,705	299	—	21,004	1.81%
Due after 10 years	1,601	16	1	1,616	4.24%
Total CMOs issued by US government-sponsored agencies	24,094	337	1	24,430	1.96%
Total mortgage-backed securities	489,155	10,555	3,400	496,310	2.05%
Investment securities
US Treasury securities
Due less than 1 year	10,737	88	—	10,825	1.48%
Total US Treasury Securities	10,737	88	—	10,825	1.48%
Obligations of US government-sponsored agencies
Due less than 1 year	1,182	1	—	1,183	1.40%
Total Obligations of US government-sponsored agencies	1,182	1	—	1,183	1.40%
Other debt securities
Due less than 1 year	500	—	—	500	0.57%
Due from 1 to 5 years	1,847	48	—	1,895	5.43%
Total Other debt securities	2,347	48	—	2,395	4.39%
Total investment securities	14,266	137	—	14,403	1.95%
Total securities available for sale	$503,421	$10,692	$3,400	$510,713	2.05%

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	367,507	—	3,854	363,653	1.71%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment securities as of March 31, 2022 include $200.4 million pledged to secure government deposits, derivatives and regulatory collateral that the secured parties are not permitted to sell or repledge the collateral, of which $199.7 million serve as collateral for public funds. Investment securities as of December 31, 2021 include $145.6 million pledged to secure government deposits, derivatives and regulatory collateral that the secured parties are not permitted to sell or repledge the collateral, of which $143.8 million serve as collateral for public funds.
The weighted average yield on debt securities available-for-sale is based on amortized cost and does not give effect to changes in fair value. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis.

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

At March 31, 2022 and December 31, 2021, most securities held by OFG are issued by U.S. government entities and agencies that have a zero-credit loss assumption.
At both March 31, 2022 and December 31, 2021, the Bank’s international banking entities held short-term US Treasury securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”).
During the quarters ended March 31, 2022 and 2021, OFG retained securitized GNMA pools totaling $24.0 million and $30.0 million amortized cost, respectively, at a yield of 2.37% and 2.22%, from its own originations.
There were no sales of securities during the quarters ended March 31, 2022 and 2021.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table show OFG’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at March 31, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2022
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	91,258	9,884	81,374
GNMA certificates	4,237	256	3,981
	$95,495	$10,140	$85,355

	March 31, 2022
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	20,744	328	20,416
FNMA and FHLMC certificates	481,614	5,518	476,096
GNMA certificates	273,405	8,438	264,967
	$775,763	$14,284	$761,479
Held-to-maturity
FNMA and FHLMC certificates	$359,806	$29,837	$329,969

	March 31, 2022
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	20,744	328	20,416
FNMA and FHLMC certificates	572,872	15,402	557,470
GNMA certificates	277,642	8,694	268,948
	$871,258	$24,424	$846,834
Held-to-maturity
FNMA and FHLMC certificates	$359,806	$29,837	$329,969

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	500	1	499
FNMA and FHLMC certificates	93,440	3,200	90,240
GNMA certificates	5,022	199	4,823
	$98,962	$3,400	$95,562
Held-to-maturity
FNMA and FHLMC certificates	$367,507	$3,854	$363,653

OFG had no investment securities in a continuous loss position for 12 months or more at December 31, 2021.
NOTE 4 - LOANS
OFG’s loan portfolio is composed of four segments, commercial, mortgage, consumer, and auto loans and leases. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio. The composition of the amortized cost basis of OFG’s loan portfolio at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022			December 31, 2021
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$925,644	$163,865	$1,089,509	$883,994	$176,186	$1,060,180
Other commercial and industrial	805,499	26,761	832,260	759,172	28,149	787,321
Other commercial and industrial - Paycheck Protection Program (PPP Loans)	53,277	—	53,277	86,889	—	86,889
US commercial loans	524,868	—	524,868	444,940	—	444,940
	2,309,288	190,626	2,499,914	2,174,995	204,335	2,379,330
Mortgage	704,277	1,144,364	1,848,641	718,848	1,188,423	1,907,271
Consumer:
Personal loans	395,656	478	396,134	346,859	546	347,405
Credit lines	13,920	355	14,275	14,775	370	15,145
Credit cards	45,145	—	45,145	46,795	—	46,795
Overdraft	238	—	238	330	—	330
	454,959	833	455,792	408,759	916	409,675
Auto and leasing	1,732,859	10,765	1,743,624	1,693,029	13,281	1,706,310
	5,201,383	1,346,588	6,547,971	4,995,631	1,406,955	6,402,586
Allowance for credit losses	(137,344)	(19,731)	(157,075)	(132,065)	(23,872)	(155,937)
Total loans held for investment, net	5,064,039	1,326,857	6,390,896	4,863,566	1,383,083	6,246,649
Mortgage loans held for sale	26,761	—	26,761	51,096	—	51,096
Other loans held for sale	31,473	—	31,473	31,566	—	31,566
Total loans held for sale	58,234	—	58,234	82,662	—	82,662
Total loans, net	$5,122,273	$1,326,857	$6,449,130	$4,946,228	$1,383,083	$6,329,311

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During quarter ended on March 31, 2022, OFG sold $21.9 million of past due mortgage loans held for sale. These mortgage loans were transferred to held for sale during the fourth quarter of 2021.
At March 31, 2022 and December 31, 2021, OFG had carrying balances of $86.1 million and $87.3 million, respectively, in loans held for investment granted to the Puerto Rico government, including its municipalities and public corporations, as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government amounting to $86.1 million and $86.2 million at March 31, 2022 and December 31, 2021, respectively, are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. At December 31, 2021, total loan exposure to the Puerto Rico government included a $1.1 million acquired PCD loan granted to a public corporation classified as non-accrual, which was repaid during the quarter ended March 31, 2022.
The tables below present the aging of the amortized cost of loans held for investment at March 31, 2022 and December 31, 2021, by class of loans. Mortgage loans past due include $9.7 million and $14.5 million of delinquent loans in the GNMA buy-back option program at March 31, 2022 and December 31, 2021, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$612	$443	$12,494	$13,549	$912,095	$925,644	$—
Other commercial and industrial	1,189	356	966	2,511	856,265	858,776	—
US commercial loans	—	—	—	—	524,868	524,868	—
	1,801	799	13,460	16,060	2,293,228	2,309,288	—
Mortgage	5,835	7,943	34,883	48,661	655,616	704,277	2,099
Consumer
Personal loans	3,097	1,690	1,290	6,077	389,579	395,656	—
Credit lines	416	153	110	679	13,241	13,920	—
Credit cards	669	405	559	1,633	43,512	45,145	—
Overdraft	61	—	—	61	177	238	—
	4,243	2,248	1,959	8,450	446,509	454,959	—
Auto and leasing	54,635	24,856	12,364	91,855	1,641,004	1,732,859	—
Total loans	$66,514	$35,846	$62,666	$165,026	$5,036,357	$5,201,383	$2,099

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$2,210	$102	$8,446	$10,758	$873,236	$883,994	$—
Other commercial and industrial	1,886	538	946	3,370	842,691	846,061	—
US commercial loans	—	—	—	—	444,940	444,940	—
	4,096	640	9,392	14,128	2,160,867	2,174,995	—
Mortgage	8,704	7,855	43,468	60,027	658,821	718,848	2,346
Consumer
Personal loans	2,382	1,131	1,116	4,629	342,230	346,859	—
Credit lines	531	141	227	899	13,876	14,775	—
Credit cards	610	336	631	1,577	45,218	46,795	—
Overdraft	130	14	—	144	186	330	—
	3,653	1,622	1,974	7,249	401,510	408,759	—
Auto and leasing	60,038	30,234	13,461	103,733	1,589,296	1,693,029	—
Total loans	$76,491	$40,351	$68,295	$185,137	$4,810,494	$4,995,631	$2,346
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the tables above.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans on nonaccrual status as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$15,703	$17,864	$33,567	$16,299	$19,538	$35,837
Other commercial and industrial	1,009	317	1,326	1,284	483	1,767
	16,712	18,181	34,893	17,583	20,021	37,604
Mortgage	22,642	3,562	26,204	16,428	12,840	29,268
Consumer
Personal loans	1,008	353	1,361	1,143	302	1,445
Personal lines of credit	110	—	110	226	—	226
Credit cards	559	—	559	632	—	632
	1,677	353	2,030	2,001	302	2,303
Auto and leasing	12,492	3	12,495	19,827	2	19,829
Total	$53,523	$22,099	$75,622	$55,839	$33,165	$89,004

PCD:
Commercial
Commercial secured by real estate	$3,682	$7,155	$10,837	$5,205	$6,198	$11,403
Other commercial and industrial	—	40	40	1,102	40	1,142
	3,682	7,195	10,877	6,307	6,238	12,545
Mortgage	310	—	310	334	—	334
Total	$3,992	$7,195	$11,187	$6,641	$6,238	$12,879
Total non-accrual loans	$57,515	$29,294	$86,809	$62,480	$39,403	$101,883
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
At March 31, 2022 and December 31, 2021, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $123.4 million and $125.9 million, respectively, as they were performing under their new terms.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Modifications
OFG offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure. The amount of outstanding commitments to lend additional funds to commercial borrowers whose terms have been modified in TDRs amounted to $3.4 million and $3.7 million at March 31, 2022 and December 31, 2021, respectively.
The following table presents the troubled-debt restructurings in all loan portfolios as of March 31, 2022 and December 31, 2021.

	March 31, 2022				December 31, 2021
	Accruing	Non-accruing	Total	Related Allowance	Accruing	Non-accruing	Total	Related Allowance
	(In thousands)
Commercial loans:
Commercial secured by real estate	$6,505	$14,476	$20,981	$118	$10,981	$14,444	$25,425	$202
Other commercial and industrial	2,802	301	3,103	72	2,785	473	3,258	41
US commercial loans	7,143	—	7,143	126	7,156	—	7,156	126
	16,450	14,777	31,227	316	20,922	14,917	35,839	369
Mortgage	103,962	9,572	113,534	3,685	101,487	9,475	110,962	3,867
Consumer:
Personal loans	2,874	71	2,945	141	3,275	139	3,414	159
Auto and leasing	141	—	141	5	203	8	211	11
Total loans	$123,427	$24,420	$147,847	$4,147	$125,887	$24,539	$150,426	$4,406

The following tables present the troubled-debt restructurings by loan portfolios and modification type as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$8,265	$1,160	$8,287	$3,269	$20,981
Other commercial and industrial	713	1,863	502	25	3,103
US commercial loans	7,143	—	—	—	7,143
	16,121	3,023	8,789	3,294	31,227
Mortgage	37,810	6,918	34,739	34,067	113,534
Consumer:
Personal loans	1,280	265	1,237	163	2,945
Auto and leasing	46	—	26	69	141
Total loans	$55,257	$10,206	$44,791	$37,593	$147,847

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$8,461	$1,227	$12,401	$3,336	$25,425
Other commercial and industrial	723	1,985	522	28	3,258
US commercial loans	7,156	—	—	—	7,156
	16,340	3,212	12,923	3,364	35,839
Mortgage	37,307	6,796	32,456	34,403	110,962
Consumer:
Personal loans	1,496	287	1,430	201	3,414
Auto and leasing	74	—	28	109	211
Total loans	$55,217	$10,295	$46,837	$38,077	$150,426
TDRs disclosed above were not related to Covid-19 modifications. Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an option to elect to not account for certain loan modifications related to Covid-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 and at the time of implementation of the modification program, and the borrowers meet other applicable criteria. At March 31, 2022 there were $10.7 million (December 31, 2021 - $28.0 million) of loans deferred from the Covid-19 pandemic that were not classified as a TDR, which consists of VA insured mortgage loans.
At March 31, 2022 and December 31, 2021, TDR mortgage loans include $44.4 million and $40.8 million, respectively, of government guaranteed loans (e.g. FHA/VA).
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the TDR tables.
Loan modifications that are considered TDR loans completed during the quarters ended March 31, 2022 and 2021 were as follows:

	Quarter Ended March 31, 2022
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	36	$4,700	4.53%	274	$4,863	3.47%	343
Commercial	2	895	5.60%	52	752	4.37%	75
Consumer	1	13	18.20%	84	13	10.95%	84

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	26	3,557	3.99%	300	3,580	3.61%	333
Commercial	2	185	7.21%	58	204	6.80%	58
Consumer	2	16	11.76%	54	17	9.93%	63
Auto and leasing	5	82	6.81%	66	82	9.81%	36
The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended March 31, 2022 and 2021:

	Twelve Month Period Ended March 31,
	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	16	$1,888	13	$1,507
Consumer	5	$71	—	$—
Auto and leasing	1	$10	10	$57
As of March 31, 2022 and December 31, 2021, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $14.9 million and $16.9 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through the respective territory’s courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and title issues.
Collateral-dependent Loans
The table below present the amortized cost of collateral-dependent loans held for investment at March 31, 2022 and December 31, 2021, by class of loans.

	March 31, 2022	December 31, 2021
	(In thousands)
Commercial loans:
Commercial secured by real estate	$21,279	$10,233
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of March 31, 2022 and based on the most recent analysis performed, the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$85,540	$183,488	$127,605	$112,985	$77,970	$215,510	$32,923	$836,021
Special Mention	—	—	968	32,309	4,468	8,980	664	47,389
Substandard	—	8,878	10,391	173	1,146	17,253	3,740	41,581
Doubtful	—	—	—	—	—	20	633	653
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	85,540	192,366	138,964	145,467	83,584	241,763	37,960	925,644
Other commercial and industrial:
Loan grade:
Pass	47,372	245,506	85,959	40,564	59,694	11,917	344,577	835,589
Special Mention	—	231	40	7,748	2,008	3,452	6,288	19,767
Substandard	12	—	348	179	572	100	2,160	3,371
Doubtful	—	—	—	—	—	—	49	49
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	47,384	245,737	86,347	48,491	62,274	15,469	353,074	858,776
US commercial loans:
Loan grade:
Pass	33,300	81,469	60,798	31,619	46,288	—	233,963	487,437
Special Mention	—	—	—	1,527	19,135	—	—	20,662
Substandard	—	—	7,143	—	9,626	—	—	16,769
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total US commercial loans:	33,300	81,469	67,941	33,146	75,049	—	233,963	524,868
Total commercial loans	$166,224	$519,572	$293,252	$227,104	$220,907	$257,232	$624,997	$2,309,288

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
At March 31, 2022 and December 31, 2021, the balance of revolving loans converted to term loans was $57.7 million and $37.5 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans based on payment activity as of March 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$6,885	$26,893	$16,868	$14,755	$18,411	$583,692	$—	$—	$667,504
Nonperforming	—	—	126	341	477	35,829	—	—	36,773
Total mortgage loans:	6,885	26,893	16,994	15,096	18,888	619,521	—	—	704,277
Consumer:
Personal loans:
Payment performance:
Performing	94,228	159,506	47,338	54,905	24,182	14,136	—	—	394,295
Nonperforming	13	235	246	300	128	439	—	—	1,361
Total personal loans	94,241	159,741	47,584	55,205	24,310	14,575	—	—	395,656
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	13,810	—	13,810
Nonperforming	—	—	—	—	—	—	110	—	110
Total credit lines	—	—	—	—	—	—	13,920	—	13,920
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	44,586	—	44,586
Nonperforming	—	—	—	—	—	—	559	—	559
Total credit cards	—	—	—	—	—	—	45,145	—	45,145
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	238	—	238
Nonperforming	—	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	238	—	238
Total consumer loans	94,241	159,741	47,584	55,205	24,310	14,575	59,303	—	454,959
Total mortgage and consumer loans	$101,126	$186,634	$64,578	$70,301	$43,198	$634,096	$59,303	$—	$1,159,236

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans based on payment activity as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$18,486	$16,585	$15,461	$19,261	$24,872	$584,792	$—	$—	$679,457
Nonperforming	—	126	129	510	1,830	36,796	—	—	39,391
Total mortgage loans:	18,486	16,711	15,590	19,771	26,702	621,588	—	—	718,848
Consumer:
Personal loans:
Payment performance:
Performing	175,273	55,960	65,425	29,808	12,287	6,661	—	—	345,414
Nonperforming	296	239	411	143	20	336	—	—	1,445
Total personal loans	175,569	56,199	65,836	29,951	12,307	6,997	—	—	346,859
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	14,549	—	14,549
Nonperforming	—	—	—	—	—	—	226	—	226
Total credit lines	—	—	—	—	—	—	14,775	—	14,775
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	46,163	—	46,163
Nonperforming	—	—	—	—	—	—	632	—	632
Total credit cards	—	—	—	—	—	—	46,795	—	46,795
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	330	—	330
Nonperforming	—	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	330	—	330
Total consumer loans	175,569	56,199	65,836	29,951	12,307	6,997	61,900	—	408,759
Total mortgage and consumer loans	$194,055	$72,910	$81,426	$49,722	$39,009	$628,585	$61,900	$—	$1,127,607

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans and leases based on FICO score. The following table presents the amortized cost in auto loans and leases based on their most recent FICO score as of March 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Auto and leasing:
FICO score:
1-660	33,276	165,264	85,758	74,524	59,447	52,034	470,303
661-699	33,282	134,368	59,373	42,517	29,540	23,202	322,282
700+	70,521	248,563	170,553	169,596	120,474	85,393	865,100
No FICO	7,383	23,139	12,669	15,432	9,133	7,418	75,174
Total auto and leasing:	$144,462	$571,334	$328,353	$302,069	$218,594	$168,047	$1,732,859
The following table presents the amortized cost in auto loans and leases based on their most recent FICO score as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Auto and leasing:
FICO score:
1-660	161,534	90,402	80,745	65,681	38,001	23,171	459,534
661-699	134,507	68,422	48,173	33,854	16,761	10,534	312,251
700+	245,148	180,737	184,307	133,098	63,229	38,474	844,993
No FICO	26,759	13,580	17,062	10,119	5,515	3,216	76,251
Total auto and leasing:	$567,948	$353,141	$330,287	$242,752	$123,506	$75,395	$1,693,029

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
At March 31, 2022, OFG used an economic probability weighted scenario approach which consist of the baseline and moderate recession scenarios, giving more weight to the baseline scenario. In addition, the ACL at March 31, 2022 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models such as commercial loans concentrated in certain industries and consumer retail portfolios. There are still many unknowns including the duration of the impact of Covid-19 on the economy and the results of the government fiscal and monetary actions resulting from the effect of inflation. Also, geopolitical tension resulted from the military conflict between Ukraine and Russia will put more pressure on inflation due to disruption to oil, natural gas and other commodity markets.

As of March 31, 2022, the allowance for credit losses increased by $1.1 million when compared to December 31, 2021. The provision for credit losses for the quarter ended March 31, 2022 includes a provision of $4.0 million related to growth in loan balances, an increase of $4.2 million related to a commercial loan previously placed in non-accrual status, and a decrease of $5.7 million associated with qualitative adjustment due to improvement in the performance of the portfolios and in the labor market of the island. The provision for credit losses for the quarter ended March 31, 2021 included a $3.7 million release of Covid-19-related loan reserves and a $3.5 million provision for a commercial loan in workout prior to the pandemic.
The following tables present the activity in OFG’s allowance for credit losses by segment for the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31, 2022
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$32,262	$15,299	$19,141	$65,363	$132,065
Provision for (recapture of) credit losses	5,187	(2,418)	3,963	1,831	8,563
Charge-offs	(544)	(3)	(2,659)	(7,890)	(11,096)
Recoveries	192	2,074	655	4,891	7,812
Balance at end of period	$37,097	$14,952	$21,100	$64,195	$137,344
PCD:
Balance at beginning of period	$4,508	$19,018	$34	$312	$23,872
(Recapture of) provision for credit losses	(3,875)	(2,848)	13	(138)	(6,848)
Charge-offs	(34)	(1,134)	(39)	(114)	(1,321)
Recoveries	3,023	845	23	137	4,028
Balance at end of period	$3,622	$15,881	$31	$197	$19,731
Total allowance for credit losses at end of period	$40,719	$30,833	$21,131	$64,392	$157,075
Total recoveries for the first quarter of 2022 includes a $2.8 million recovery from a Puerto Rico government public corporation acquired PCD commercial loan repaid during the quarter and $1.1 million recoveries associated with the final

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
settlement of the past due mortgage loans transferred to held for sale during the fourth quarter of 2021 and subsequently sold during the first quarter of 2022.

	Quarter Ended March 31, 2021
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$45,779	$19,687	$25,253	$70,296	$161,015
Provision for (recapture of) credit losses	1,542	(2,480)	(158)	4,039	2,943
Charge-offs	(68)	(787)	(4,469)	(9,083)	(14,407)
Recoveries	430	615	565	5,817	7,427
Balance at end of period	$47,683	$17,035	$21,191	$71,069	$156,978
PCD:
Balance at beginning of period	$16,405	$26,389	$57	$943	$43,794
(Recapture of) provision for credit losses	(2,492)	5,994	(4)	(172)	3,326
Charge-offs	(43)	(2,590)	(22)	(456)	(3,111)
Recoveries	436	146	21	383	986
Balance at end of period	$14,306	$29,939	$52	$698	$44,995
Total allowance for credit losses at end of period	$61,989	$46,974	$21,243	$71,767	$201,973

NOTE 6 — FORECLOSED REAL ESTATE
The following tables present the activity related to foreclosed real estate for the quarters ended March 31, 2022 and 2021:

	Quarter ended March 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$15,039	$11,596
Additions	3,180	6,637
Sales	(3,807)	(2,423)
Decline in value	(195)	(89)
Other adjustments	1,080	(123)
Balance at end of period	$15,297	$15,598

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 - SERVICING ASSETS
At March 31, 2022, the fair value of mortgage servicing rights was $49.4 million ($49.0 million — December 31, 2021).
The following table presents the changes in servicing rights measured using the fair value method for the quarters ended March 31, 2022 and 2021:

	Quarter ended March 31,
	2022	2021

Fair value at beginning of period	$48,973	$47,295
Servicing from mortgage securitization or asset transfers	1,119	1,420
Changes due to payments on loans	(1,499)	(1,507)
Changes in fair value due to changes in valuation model inputs or assumptions	853	703
Fair value at end of period	$49,446	$47,911
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31,
	2022	2021
Constant prepayment rate	3.88% - 24.30%	4.50% - 40.50%
Discount rate	10.00% - 15.50%	10.00% - 15.50%
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

March 31, 2022
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$49,446
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(924)
Decrease in fair value due to 20% adverse change	$(1,819)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,276)
Decrease in fair value due to 20% adverse change	$(4,373)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarters ended March 31, 2022 and 2021 totaled $5.0 million and $5.2 million, respectively.

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

As of March 31, 2022 and December 31, 2021, the notional amount of derivative contracts outstanding was $28.0 million and $28.5 million respectively. The gross fair value of derivative asset was $6 thousand and $1 thousand, respectively, and the gross fair value of derivatives liabilities were $191 thousand and $804 thousand, respectively. The impact of master netting agreements was not material. As of March 31, 2022 and December 31, 2021, derivative and hedging activities were not material.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
As of March 31, 2022 and December 31, 2021, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment (refer to Note 23 – Business Segments for the definition of OFG’s reportable business segments). There were no changes in the carrying amount of goodwill for the quarters ended March 31, 2022 and 2021.
Relevant events and circumstances for evaluating whether it is more likely than not that the fair value of a reporting segment is less than its carrying amount may include macroeconomic conditions (such as deterioration of the Puerto Rico economy or the liquidity for Puerto Rico securities or loans secured by assets in Puerto Rico), adverse changes in legal factors or in the business climate, adverse actions by a regulator, unanticipated competition, the loss of key employees, natural disasters, or similar events.
OFG performed its annual impairment review of goodwill during the fourth quarter of 2021 using October 31, 2021 as the annual evaluation date and concluded that there was no impairment at December 31, 2021. There were no additional events that caused OFG to perform interim testing during the quarter ended March 31, 2022.
The following table reflects the components of other intangible assets subject to amortization at March 31, 2022 and 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
March 31, 2022
Core deposit intangibles	$51,402	$25,410	$25,992
Customer relationship intangibles	17,753	9,869	7,884
Other intangibles	567	496	71
Total other intangible assets	$69,722	$35,775	$33,947
December 31, 2021
Core deposit intangibles	$51,402	$23,772	$27,630
Customer relationship intangibles	17,753	9,385	8,368
Other intangibles	567	472	95
Total other intangible assets	$69,722	$33,629	$36,093

In connection with previous acquisitions, OFG recorded a core deposit intangible representing the value of checking and savings deposits acquired. In addition, OFG recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisitions of a securities broker-dealer and insurance agencies.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended March 31, 2022 and 2021 was $2.1 million and $2.5 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2022	$8,501
2023	6,898
2024	5,913
2025	4,927
2026	3,942
Thereafter	5,912

NOTE 10 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at March 31, 2022 and December 31, 2021 consists of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Loans	$53,427	$54,794
Investments	2,670	1,766
	$56,097	$56,560
Accrued interest receivable on loans that participated in the Covid-19 deferral programs amounted to $23.6 million at March 31, 2022 (December 31, 2021 - $23.9 million), of which $21.8 million (December 31, 2021 - $21.5 million) corresponds to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in the Covid-19 deferral programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At March 31, 2022 and December 31, 2021, the allowance for credit losses for accrued interest receivable for loans that participated in the Covid-19 deferral programs amounted to $146 thousand and $161 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at March 31, 2022 and December 31, 2021 consist of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Prepaid expenses	$56,931	$61,061
Other repossessed assets	2,625	1,945
Investment in Statutory Trust	—	1,083
Accounts receivable and other assets	82,686	88,756
	$142,242	$152,845
Prepaid expenses amounting to $56.9 million at March 31, 2022, include prepaid municipal, property and income taxes aggregating to $51.5 million. At December 31, 2021 prepaid expenses amounted to $61.1 million, including prepaid municipal, property and income taxes aggregating to $54.6 million.
Other repossessed assets totaled $2.6 million and $1.9 million at March 31, 2022 and December 31, 2021, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11— DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Non-interest bearing demand deposits	$2,667,508	$2,501,644
Interest-bearing savings and demand deposits	5,132,245	4,880,476
Retail certificates of deposit	966,567	1,007,577
Institutional certificates of deposit	200,536	202,050
Total core deposits	8,966,856	8,591,747
Brokered deposits	11,366	11,371
Total deposits	$8,978,222	$8,603,118
At March 31, 2022 and December 31, 2021, the aggregate amount of uninsured deposits was $3.626 billion and $3.270 billion, respectively.
The weighted average interest rate of OFG’s deposits was 0.35% and 0.49%, respectively, at March 31, 2022 and December 31, 2021. Interest expense for the quarters ended March 31, 2022 and 2021 was as follows:

	Quarter Ended March 31,
	2022	2021

Demand and savings deposits	$4,976	$6,371
Certificates of deposit	2,065	5,653
	$7,041	$12,024
At March 31, 2022 and December 31, 2021, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $340.3 million and $360.8 million, respectively.
At March 31, 2022 and December 31, 2021, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $248.3 million and $183.8 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $284.9 million and $228.9 million at March 31, 2022 and December 31, 2021, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $578 thousand and $736 thousand, the scheduled maturities of certificates of deposit at March 31, 2022 and December 31, 2021 are as follows:

March 31, 2022
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$245,840	$19,710
Over 3 months through 6 months	149,348	28,222
Over 6 months through 1 year	257,661	47,713
	652,849	95,645
Over 1 through 2 years	278,011	40,392
Over 2 through 3 years	118,924	18,440
Over 3 through 4 years	75,209	24,046
Over 4 through 5 years	51,546	5,805
Over 5 years	1,352	—
	$1,177,891	$184,328

December 31, 2021
	Period-end amount	Uninsured amount
	(In thousands)

Within one year:
Three months or less	$252,513	25,003
Over 3 months through 6 months	147,400	12,113
Over 6 months through 1 year	239,830	45,280
	639,743	82,396
Over 1 through 2 years	328,177	60,108
Over 2 through 3 years	114,403	18,578
Over 3 through 4 years	77,604	22,536
Over 4 through 5 years	58,918	8505
Over 5 years	1,417	—
	$1,220,262	$192,123
The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $392 thousand and $491 thousand as of March 31, 2022 and December 31, 2021, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 12— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2022 and December 31, 2021, these advances were secured by mortgage and commercial loans amounting to $910.7 million and $949.0 million, respectively. Also, at March 31, 2022 and December 31, 2021, OFG had an additional borrowing capacity with the FHLB-NY of $664.3 million and $697.3 million, respectively. At March 31, 2022 and December 31, 2021, the weighted average remaining maturity of FHLB’s advances was 1 and 3 days, respectively. The original term of the outstanding advance at March 31, 2022 is 1 month.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $13 thousand and $8 thousand at March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 0.33% (December 31, 2021 - 0.35%)	$28,022	$28,480
Advances from FHLB mature as follows:

	March 31,	December 31,
	2022	2021
	(In thousands)
Under 90 days	$28,022	$28,480
Subordinated Capital Notes
In August 2003, the Statutory Trust II, a special purpose entity of OFG, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction.
The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by OFG with a par value of $36.1 million.
During the quarter ended March 31, 2022, OFG redeemed of all outstanding $36.1 million subordinated capital notes before maturity, and as a result, it wrote off $405 thousand in unamortized issuance costs, included as interest expense in the consolidated statements of operations. OFG also recorded a gain on early debt extinguishment of $42 thousand included in other non-interest income in the consolidated statements of operations. Prior to redemption, such subordinated capital notes carried an interest rate of 3.23% based on 3-month LIBOR plus 295 basis points and were schedule to mature on September 17, 2033.
At December 31, 2021, the $35.0 million trust redeemable preferred securities were treated as Tier 1 capital for regulatory purposes. Under the Dodd-Frank Act and the Basel III capital rules issued by the federal banking regulatory agencies in July 2013, bank holding companies are prohibited from including in their tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as OFG, with total consolidated assets of less than $15 billion as of December 31, 2009, could continue to be included as tier 1 capital.

NOTE 13 — INCOME TAXES
Oriental is subject to the dispositions of the PR Code. For 2022, the PR Code imposed a maximum statutory corporate tax rate of 37.5%. OFG has operations in the U.S. through its wholly owned subsidiary OPC, a retirement plan administration based in Florida. In October 2017, OFG expanded its operations in the United States through the Bank’s wholly owned

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
subsidiary, OFG USA. In March 2019, OFG incorporated in Delaware OFG Ventures, a limited liability company, which will hold new investments; and, on December 31, 2019, OFG established new branches in USVI acquired as a result of the Scotiabank Acquisition. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to the federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OPC is subject to Florida state taxes, OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, during 2021, OFG incorporated in Grand Cayman, as a foreign wholly owned subsidiary, OFG Reinsurance. OFG Reinsurance is tax exempt in Grand Cayman.
As of March 31, 2022 and December 31, 2021, OFG’s net deferred tax asset, net of a valuation allowance of $10.1 million and $9.6 million, respectively, amounted to $87.6 million and $99.1 million, respectively. The increase in valuation allowance of $420 thousand was mainly related to OFG holding company's operations. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2022. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate lower than the statutory rate for the quarters ended March 31, 2022 and 2021 of 30.60% and 31.90%, respectively; the decrease is mainly related to discrete tax windfall on stock options recognized during the quarter ended March 31, 2022. The expected effective tax rate for the year 2022 is 32.40%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At March 31, 2022, the amount of unrecognized tax benefits was $815 thousand (December 31, 2021 - $798 thousand).
Income tax expense for the quarters ended March 31, 2022 and 2021 was $16.6 million and $14.2 million, respectively.

NOTE 14 — REGULATORY CAPITAL REQUIREMENTS
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
As of March 31, 2022 and December 31, 2021, OFG and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2022 and December 31, 2021, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG’s and the Bank’s actual capital amounts and ratios as of March 31, 2022 and December 31, 2021 are as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of March 31, 2022
Total capital to risk-weighted assets	$1,045,437	14.49%	$757,543	10.50%	$721,469	10.00%
Tier 1 capital to risk-weighted assets	$955,221	13.24%	$613,249	8.50%	$577,175	8.00%
Common equity tier 1 capital to risk-weighted assets	$955,221	13.24%	$505,028	7.00%	$468,955	6.50%
Tier 1 capital to average total assets	$955,221	9.54%	$400,333	4.00%	$500,416	5.00%
As of December 31, 2021
Total capital to risk-weighted assets	$1,086,897	15.52%	$735,512	10.50%	$700,488	10.00%
Tier 1 capital to risk-weighted assets	$999,284	14.27%	$595,414	8.50%	$560,390	8.00%
Common equity tier 1 capital to risk-weighted assets	$964,284	13.77%	$490,341	7.00%	$455,317	6.50%
Tier 1 capital to average total assets	$999,284	9.69%	$412,359	4.00%	$515,449	5.00%

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2022
Total capital to risk-weighted assets	$1,000,591	13.93%	$754,127	10.50%	$718,216	10.00%
Tier 1 capital to risk-weighted assets	$910,777	12.68%	$610,484	8.50%	$574,573	8.00%
Common equity tier 1 capital to risk-weighted assets	$910,777	12.68%	$502,751	7.00%	$466,840	6.50%
Tier 1 capital to average total assets	$910,777	9.17%	$397,348	4.00%	$496,685	5.00%
As of December 31, 2021
Total capital to risk-weighted assets	$995,549	14.34%	$728,867	10.50%	$694,159	10.00%
Tier 1 capital to risk-weighted assets	$908,717	13.09%	$590,035	8.50%	$555,327	8.00%
Common equity tier 1 capital to risk-weighted assets	$908,717	13.09%	$485,911	7.00%	$451,203	6.50%
Tier 1 capital to average total assets	$908,717	8.87%	$409,855	4.00%	$512,319	5.00%
NOTE 15 – STOCKHOLDERS’ EQUITY
Preferred Stock and Common Stock
During the year ended December 31, 2021, OFG redeemed all of its outstanding Series A, Series B and Series D preferred stock at a redemption price of $25.00 per share. As a result of such redemptions, OFG no longer has any outstanding preferred stock. At both March 31, 2022 and December 31, 2021, common stock amounted to $59.9 million.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both March 31, 2022 and December 31, 2021, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At March 31, 2022 and December 31, 2021, the Bank’s legal surplus amounted to $121.4 million and $117.7 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During the quarter ended March 31, 2022, OFG repurchased 1,219,132 shares for a total of $33.5 million at an average price of $27.46 per share. OFG did not purchase any shares of its common stock during the quarter ended March 31, 2022, other than through its publicly announced stock repurchase programs. During the quarter ended March 31, 2021, OFG did not repurchase any shares of its common stock.
At March 31, 2022 the number of shares that may yet be purchased under the $100 million program is estimated at 2,497,051 and was calculated by dividing the remaining balance of $66.5 million by $26.64 (closing price of OFG’s common stock at March 31, 2022).
The activity in connection with common shares held in treasury by OFG for the quarters ended March 31, 2022 and 2021 is set forth below:

	Quarter Ended March 31,
	2022		2021
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	10,248,882	$150,572	8,498,163	$102,949
Common shares used upon lapse of restricted stock units and options	(255,893)	(3,334)	(192,174)	(1,955)
Common shares repurchased as part of the stock repurchase programs	1,219,132	33,479	—	—
End of period	11,212,121	$180,717	8,305,989	$100,994

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income, net of income taxes, as of March 31, 2022 and December 31, 2021 consisted of:

	March 31,	December 31,
	2022	2021
	(In thousands)
Unrealized (loss) gain on securities available-for-sale which are not other-than-temporarily impaired	$(23,460)	$7,292
Income tax effect of unrealized loss (gain) on securities available-for-sale	2,938	(1,629)
Net unrealized (loss) gain on securities available-for-sale which are not other-than-temporarily impaired	(20,522)	5,663
Unrealized loss on cash flow hedges	(185)	(804)
Income tax effect of unrealized loss on cash flow hedges	69	301
Net unrealized loss on cash flow hedges	(116)	(503)
Accumulated other comprehensive (loss) income, net of income taxes	$(20,638)	$5,160
The following table presents changes in accumulated other comprehensive (loss) income by component, net of taxes, for quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$5,663	$(503)	$5,160
Other comprehensive (loss) income before reclassifications	(26,187)	194	(25,993)
Amounts reclassified out of accumulated other comprehensive income	2	193	195
Other comprehensive (loss) income	(26,185)	387	(25,798)
Ending balance	$(20,522)	$(116)	$(20,638)

	Quarter Ended March 31, 2021
	Net unrealized gains on securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$12,092	$(1,070)	$11,022
Other comprehensive (loss) income before reclassifications	(4,948)	(304)	(5,252)
Amounts reclassified out of accumulated other comprehensive income	1	459	460
Other comprehensive (loss) income	(4,947)	155	(4,792)
Ending balance	$7,145	$(915)	$6,230

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents reclassifications out of accumulated other comprehensive (loss) income for the quarters ended March 31, 2022 and 2021:

	Amount reclassified out of accumulated other comprehensive income Quarter Ended March 31,		Affected Line Item in Consolidated Statement of Operations

	2022	2021
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$193	$459	Net interest expense
Available-for-sale securities:
Tax effect from changes in tax rates	2	1	Income tax expense
	$195	$460

NOTE 17 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters ended March 31, 2022 and 2021 is as follows:

	Quarter Ended March 31,
	2022	2021
	(In thousands, except per share data)
Net income	$37,521	$30,373
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	—	(1,255)
Income available to common shareholders	$37,521	$29,118

Average common shares outstanding	48,968	51,397
Effect of dilutive securities:
Average potential common shares-options	516	355
Total weighted average common shares outstanding and equivalents	49,484	51,752
Earnings per common share - basic	$0.77	$0.57
Earnings per common share - diluted	$0.76	$0.56
For the quarters ended March 31, 2022 and 2021, OFG did not have weighted-average stock options with an anti-dilutive effect on earnings per share.
During the quarter ended March 31, 2022, OFG increased its quarterly common stock cash dividend to $0.15 per share.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 18 – GUARANTEES
At March 31, 2022 and December 31, 2021, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $29.4 million and $25.2 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At March 31, 2022 and December 31, 2021, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $118.7 million and $121.8 million, respectively.
The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$294	$218
Net recoveries (charge-offs/terminations)	(100)	(23)
Balance at end of period	$194	$195
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
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended March 31, 2022 and 2021, OFG repurchased $718 thousand and $980 thousand, respectively, in mortgage loans subject to credit resource. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At March 31, 2022, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $194 thousand (December 31, 2021– $294 thousand).
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended March 31, 2022, OFG repurchased $7.8 million (March 31, 2021 – $12.6 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. At March 31, 2022 and December 31, 2021, OFG had a $2.9 million and a $3.4 million, respectively, liability for the estimated credit losses related to these loans.
During the quarter ended March 31, 2022 and 2021, OFG recognized $100 thousand and $22 thousand in gains, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $2 thousand in gains and $1.3 million in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At March 31, 2022, OFG serviced $5.8 billion (December 31, 2021 - $5.7 billion) in mortgage loans for third parties. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At March 31, 2022, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $14.4 million (December 31, 2021 - $12.9 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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
Credit-related financial instruments at March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
	(In thousands)
Commitments to extend credit	$1,349,603	$1,365,273
Commercial letters of credit	26,068	48,196
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
At March 31, 2022 and December 31, 2021, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2022 and December 31, 2021, is as follows:

	March 31,	December 31,
	2022	2021
	(In thousands)
Standby letters of credit and financial guarantees	$29,395	$25,203
Loans sold with recourse	118,742	121,778
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
At March 31, 2022 and December 31, 2021, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $857 thousand and $1.0 million, respectively, and is included in other liabilities in the statement of financial condition.
At March 31, 2022 and December 31, 2021, OFG maintained other non-credit commitments amounting to $23.0 million and $8.9 million, respectively, primarily for the acquisition of equity securities. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At March 31, 2022 and December 31, 2021, OFG had commitments for capital expenditures in technology amounting to $13.9 million and $15.4 million, respectively.
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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At March 31, 2022 and December 31, 2021, this accrued liability amounted to $4.9 million and $7.0 million, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
evaluated all arbitration, litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. OFG has determined that the estimate of the reasonably possible loss is not significant.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 20— OPERATING LEASES
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
Operating Lease Cost

	Quarter Ended March 31,
	2022	2021	Statement of Operations Classification
	(In thousands)
Lease costs	$2,555	$3,373	Occupancy and equipment
Variable lease costs	547	493	Occupancy and equipment
Short-term lease cost	255	20	Occupancy and equipment
Lease income	(77)	(120)	Occupancy and equipment
Total lease cost	$3,280	$3,766
Operating Lease Assets and Liabilities

	March 31,	December 31,
	2022	2021	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$28,576	$28,846	Operating lease right-of-use assets
Lease Liabilities	$30,287	$30,498	Operating leases liabilities

March 31, 2022
(In thousands)
Weighted-average remaining lease term	5.5 years
Weighted-average discount rate	6.6%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022 were as follows:

Minimum Rent
As of March 31, 2022	(In thousands)
2022	$6,898
2023	8,310
2024	6,153
2025	4,556
2026	3,001
Thereafter	7,656
Total lease payments	$36,574
Less imputed interest	6,288
Present value of lease liabilities	$30,287

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG, as lessor, leases and subleases real property to lessee tenants under operating leases. As of March 31, 2022, no material lease concessions have been granted to lessees. As of March 31, 2022, OFG, as lessee, has not requested any lease concessions.
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Foreclosed real estate
Foreclosed real estate includes real estate properties securing residential mortgage and commercial loans. The fair value of foreclosed real estate may be determined using an external appraisal, broker price opinion or an internal valuation. These foreclosed assets are classified as Level 3 given certain internal adjustments that may be made to external appraisals.

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
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	March 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,763	$868,021	$1,554	$880,338
Trading securities	—	18	—	18
Money market investments	5,648	—	—	5,648
Derivative assets	—	6	—	6
Servicing assets	—	—	49,446	49,446
Derivative liabilities	—	(191)	—	(191)
	$16,411	$867,854	$51,000	$935,265
Non-recurring fair value measurements:
Collateral dependent loans	—	—	21,279	21,279
Foreclosed real estate	—	—	15,297	15,297
Other repossessed assets	—	—	2,625	2,625
	$—	$—	$39,201	$39,201

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,825	$498,358	$1,530	$510,713
Trading securities	—	20	—	20
Money market investments	8,952	—	—	8,952
Derivative assets	—	1	—	1
Servicing assets	—	—	48,973	48,973
Derivative liabilities	—	(804)	—	(804)
	$19,777	$497,575	$50,503	$567,855
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$10,233	$10,233
Foreclosed real estate	—	—	15,039	15,039
Other repossessed assets	—	—	1,945	1,945
	$—	$—	$27,217	$27,217

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The fair value information included in the tables above for non-recurring fair value measurements is not as of period end, but as of the date that the fair value measurement was recorded during the quarters ended March 31, 2022 and December 31, 2021, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2022 and 2021:
Level 3 Instruments Only

	Quarter Ended March 31,
	2022			2021
	Other debt securities available for sale	Servicing Assets	Total	Servicing Assets
	(In thousands)
Balance at beginning period	$1,530	$48,973	$50,503	$47,295
New instruments acquired	—	1,119	1,119	1,420
Principal repayments and amortization	—	(1,499)	(1,499)	(1,507)
Gains included in earnings	—	853	853	703
Gains included in other comprehensive income	24	—	24	—
Balance at end of period	$1,554	$49,446	$51,000	$47,911
There were no transfers into or out of level 3 during the quarters ended March 31, 2022 and 2021.
Servicing assets gains (losses) included in earnings during the quarters ended March 31, 2022 and 2021 were included as mortgage servicing activities in the consolidated statements of operations. There were no changes in unrealized gains and losses from recurring level 3 fair value measurements held at March 31, 2021 during the quarter then ended included in other comprehensive income. For more information on the qualitative information about level 3 fair value measurements, see Note 7 – Servicing Assets.
During the quarters ended March 31, 2022 and 2021, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at March 31, 2022:

	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$1,554	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.16% - 2.28%	0.33%
			Recovery Rate	34.73%	34.73%

Servicing assets	$49,446	Cash flow valuation	Constant prepayment rate	3.88% - 24.30%	5.97%
			Discount rate	10.00% - 15.50%	11.46%

Collateral dependent loans	$21,279	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 30.20%	17.20%

Foreclosed real estate	$15,297	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 30.20%	11.79%

Other repossessed assets	$2,625	Fair value of property or collateral	Estimated net realizable value less disposition costs	26.00% - 82.00%	56.16%
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
The estimated fair value and carrying value of OFG’s financial instruments at March 31, 2022 and 2021 is as follows:

	March 31,		December 31,
	2022		2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$1,855,554	$1,855,554	$2,023,475	$2,023,475
Restricted cash	$175	$175	$175	$175
Investment securities available-for-sale	$10,763	$10,763	$10,825	$10,825
Level 2
Financial Assets:
Trading securities	$18	$18	$20	$20
Investment securities available-for-sale	$868,021	$868,021	$498,358	$498,358
Investment securities held-to-maturity	$329,969	$359,806	$363,653	$367,507
Federal Home Loan Bank (FHLB) stock	$5,946	$5,946	$5,966	$5,966
Equity securities	$12,610	$12,610	$11,612	$11,612
Derivative assets	$6	$6	$1	$1
Financial Liabilities:
Derivative liabilities	$191	$191	$804	$804
Level 3
Financial Assets:
Investment securities available for sale	$1,554	$1,554	$1,530	$1,530
Total loans (including loans held-for-sale)	$6,360,479	$6,449,130	$6,197,347	$6,329,311
Accrued interest receivable	$56,097	$56,097	$56,560	$56,560
Servicing assets	$49,446	$49,446	$48,973	$48,973
Accounts receivable and other assets	$82,686	$82,686	$88,756	$88,756
Financial Liabilities:
Deposits	$8,987,296	$8,978,222	$8,614,073	$8,603,118
Advances from FHLB	$28,022	$28,035	$28,480	$28,488
Subordinated capital notes	$—	$—	$36,084	$36,083
Accrued expenses and other liabilities	$83,492	$83,492	$96,240	$96,240

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2022 and December 31, 2021:
•Cash and cash equivalents (including money market investments and time deposits with other banks), restricted cash, accrued interest receivable, accounts receivable and other assets, and accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.
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
•The fair value of long-term borrowings, which include advances from FHLB and subordinated capital notes is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31,
	2022	2021
	(In thousands)
Banking service revenues:
Checking accounts fees	$2,145	$1,962
Savings accounts fees	279	252
Electronic banking fees	13,094	12,883
Credit life commissions	304	117
Branch service commissions	360	361
Servicing and other loan fees	1,137	765
International fees	239	151
Miscellaneous income	4	6
Total banking service revenues	17,562	16,497

Wealth management revenue:
Insurance income	3,034	2,231
Broker fees	1,889	2,124
Trust fees	2,741	2,781
Retirement plan and administration fees	193	252
Total wealth management revenue	7,857	7,388

Mortgage banking activities:
Net servicing fees	4,363	4,351
Net gains on sale of mortgage loans and valuation	1,315	2,492
Other	104	(1,270)
Total mortgage banking activities	5,782	5,573
Total banking and financial service revenues	$31,201	$29,458
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Trust fees are revenues related to fiduciary services provided to 401K retirement plans, an IRA trust, and retirement plans, which include investment management, payment of distributions, if any, safekeeping, custodial services of plan assets, servicing of Trust officers, on-going due diligence of the Trust, recordkeeping of transactions, and investment advisory services provided to a registered investment company. Fees are billed based on services contracted. Negotiated fees are detailed in the contract. Fees collected in advance, are amortized over the term of the contract. Fees are collected on a monthly basis once the administrative service has been completed. Monthly fee does not include future services.
Investment banking fees as compensation fees are out of the scope of ASC 606.
Mortgage Banking Activities
Mortgage banking activities as servicing fees, gain on sale of mortgage loans valuation and other are out of the scope of ASC 606.
NOTE 23 – BUSINESS SEGMENTS
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, OFG Reinsurance and OPC. The core operations of this segment are financial planning, money management and investment banking, brokerage services, investment advisory services, insurance, corporate and individual trust and retirement services, as well as retirement plan administration services.

The Treasury segment encompasses all of OFG’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.
Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$108,483	$5	$4,461	$112,949	$—	$112,949
Interest expense	(7,532)	—	(223)	(7,755)	—	(7,755)
Net interest income	100,951	5	4,238	105,194	—	105,194
Provision (recapture of) for credit losses	1,710	—	(159)	1,551	—	1,551
Non-interest income	23,550	8,006	50	31,606	—	31,606
Non-interest expenses	(75,916)	(4,585)	(654)	(81,155)	—	(81,155)
Intersegment revenue	489	—	—	489	(489)	—
Intersegment expenses	—	(343)	(146)	(489)	489	—
Income before income taxes	47,364	3,083	3,647	54,094	—	54,094
Income tax expense	16,564	—	9	16,573	—	16,573
Net income	$30,800	$3,083	$3,638	$37,521	$—	$37,521
Total assets	$8,176,217	$24,695	$3,036,638	$11,237,550	$(1,047,430)	$10,190,120

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2021
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$108,230	$12	$2,734	$110,976	$—	$110,976
Interest expense	(12,136)	—	(642)	(12,778)	—	(12,778)
Net interest income	96,094	12	2,092	98,198	—	98,198
Provision (recapture of) for credit losses	6,588	—	(264)	6,324	—	6,324
Non-interest income	22,873	7,531	9	30,413	—	30,413
Non-interest expenses	(73,874)	(2,829)	(963)	(77,666)	—	(77,666)
Intersegment revenue	553	—	—	553	(553)	—
Intersegment expenses	—	(291)	(262)	(553)	553	—
Income before income taxes	39,058	4,423	1,140	44,621	—	44,621
Income tax expense	14,236	—	12	14,248	—	14,248
Net income	$24,822	$4,423	$1,128	$30,373	$—	$30,373
Total assets	$8,312,367	$28,505	$2,849,709	$11,190,581	$(1,037,239)	$10,153,342

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with the “Selected Financial Data” and our consolidated financial statements and related notes included under Item I, “Financial Statements” of this report on Form 10-Q. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and set forth in our Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements. We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in Item 2 of our Form 10-Q for the quarter ended March 31, 2021.

Other factors not identified above, including those described under the headings in our Annual Report on Form 10-K for the year ended December 31, 2021 may also cause actual results to differ materially from those described in our forward-looking statements.

OFG is a publicly-owned financial holding company that provides wide range of banking and financial services such as commercial, consumer and mortgage lending, auto loans and leasing, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. OFG operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG conducts its business through its main office in San Juan, Puerto Rico, forty nine branches in Puerto Rico and two branches in the U.S. Virgin Islands (the “USVI”). OFG has three subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services and Oriental Insurance; three subsidiaries in the United States, OPC, OFG USA and OFG Ventures; and one subsidiary in the Cayman Islands, OFG Reinsurance. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuously improving our already effective asset-liability management, growing non-interest revenue from banking and financial services, and achieving greater operating efficiencies.

OFG’s diversified mix of businesses and products generates both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as securities brokerage, fiduciary services, investment banking, insurance agency, reinsurance and retirement plan administration). Although all of these businesses, to varying degrees, are affected by interest rate and financial market fluctuations and other external factors, OFG’s commitment is to continue producing a balanced and growing revenue stream.
RECENT DEVELOPMENTS
Capital Actions
In January 2022, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend by 25%, to $0.15 per common share from $0.12 per share, beginning on the quarter ended March 31, 2022. The Board of Directors also approved a new stock repurchase program to purchase $100 million of its common stock in the open market, which OFG expects to complete during the 2022 fiscal year. At March 31, 2022, OFG has repurchased 1.2 million shares of common stock for $33.5 million.
Covid-19 Pandemic and Economic Conditions
Since March 2020, the COVID-19 pandemic has adversely affected our communities and the way we do business, as well as, economic activity globally, nationally and locally. Among other things, interest rates declined, unemployment increased and economic output slowed dramatically during 2020.
Within the last year, as restrictions related to the pandemic eased in the United States, employment increased and pent-up demand was released, which together with COVID-19 lockdowns in foreign jurisdictions created global supply chain issues and shortages of goods, which in turn has triggered price inflation. In an effort to address inflation, the Federal Reserve Bank ("FRB") has slowed monetary accommodation and on March 16, 2022 increased the federal funds rate 25 bps, in the first of what is expected to be a series of rate increases during 2022.

Adding to economic uncertainty and increased inflationary pressures are military actions taken by Russia against Ukraine commencing in February 2022, which have added stress to existing supply chain concerns and placed upward pressure on oil and natural gas prices.
The macroeconomic outlook for Puerto Rico continues to show strength. Unemployment, employment participation, manufacturing, residential home values are all moving in the right direction. Our commercial clients are experiencing a higher demand for their products and services. Consumer demand also remains strong, and at long last, Puerto Rico has exited bankruptcy. Nevertheless, any recovery of the Puerto Rican economy could be adversely impacted by macroeconomic developments within the United States and across the globe. The global macroeconomic outlook continues to remain uncertain and at this time, OFG cannot reasonably estimate the term or intensity of any possible adverse impact on our financial position, operations or liquidity, resulting from economic disruption and uncertainty related to COVID-19 variants, trade and supply chain disruption, continuing inflationary pressures, ongoing military actions against Ukraine, and the uncertainty of the timing and extent of potential actions that might be taken by the FRB. However, the high levels of reconstruction and stimulus funds are serving as a good cushion to dampen the negative effects.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2021 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2021 Form 10-K, we identified the Allowance for Credit Losses related to loans collectively evaluated for impairment as a critical accounting policy and estimate, because it involves significant estimation uncertainty that has or is reasonably likely to have a material impact on our financial condition or results of operations.

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. There have been no material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2021 Form 10-K.
FINANCIAL HIGHLIGHTS
During the quarter ended March 31, 2022, OFG's core business demonstrated strong momentum with solid loan and deposit growth, net interest margin (“NIM”) expansion, and lower provision. Total assets reached $10.2 billion, expenses remained in line, and OFG repurchased $33.5 million of shares of common stock as part of our $100 million buyback program. The Puerto Rico economic environment continues to trend positively, while OFG continues to focus on improving the customer experience and growing together with our clients and the communities we serve. During the quarter, for example, OFG introduced fully proprietary digital processes to apply for consumer loans and to open and contribute into our IRA fund.
Earnings Per Share diluted was $0.76 compared to $0.66 in the fourth quarter of 2021 and $0.56 in the first quarter of 2021. Total core revenues were $136.4 million compared to $141.0 million in the fourth quarter of 2021 and $127.7 million in the first quarter of 2021.

Net Interest Income was $105.2 million compared to $104.2 million in the fourth quarter of 2021 and $98.2 million in the first quarter of 2021. NIM expanded to 4.47% from 4.18% in the fourth quarter of 2021 primarily due to increased volume of loans and investments.

Interest Income totaled $112.9 million compared to $112.6 million in the fourth quarter of 2021 and $111.0 million in the first quarter of 2021. Compared to the fourth quarter of 2021, interest income benefited from higher yields on higher average balances of loans and investment securities and higher average yields on cash, which was offset by two fewer days that reduced interest income by $1.7 million.

Total Interest Expense of $7.8 million compared to $8.4 million in the fourth quarter of 2021 and 12.8 million in the first quarter of 2021. Compared to the fourth quarter of 2021, interest expense reflected lower average balances and costs of deposits and borrowings, partially offset by $0.4 million to expense unamortized issuance costs as a result of the redemption of $36.1 million in 3.23% variable rate subordinated notes.
Banking and Financial Service Revenues was $31.2 million compared to $29.5 million in the first quarter of 2021 and $36.8 million in the fourth quarter of 2021, which included $4.3 million in annual insurance commissions. These revenues reflected higher levels of banking service, mortgage banking, and wealth management revenues compared to the first quarter of 2021.
Pre-Provision Net Revenues totaled $55.6 million compared to $55.8 million in the fourth quarter of 2021 and $50.9 million in the first quarter of 2021.
Provision for credit losses of $1.6 million compared to $7.2 million in the fourth quarter of 2021 and $6.3 million in the first quarter of 2021. The provision for credit losses included a $4.0 million increase related to the growth of loan balances and a $4.2 million increase for a commercial loan previously placed in non-accrual, partially offset by a $5.7 million reduction in the qualitative adjustment due to improved economic conditions. The fourth quarter of 2021 included a provision of $9.7 million related to transferring certain past due loans to held for sale.
Credit Quality: Net charge off rate and early and total delinquency rates fell to 0.04%, 1.97% and 3.17%, respectively, compared to the previous and year ago quarters. The first quarter of 2022 net charge offs included a $2.8 million recovery from an acquired PCD loan and a $1.1 million recovery as part of the final settlement of the non-performing mortgage loans sale contracted for in the fourth quarter of 2021.
Non-Interest Expenses totaled $81.2 million compared to $86.5 million in the fourth quarter of 2021 and $77.7 million in the first quarter of 2021. The $5.3 million reduction from the fourth quarter of 2021 primarily reflected lower legal reserve provisions ($2.4 million) and lower combination of other items (totaling $2.1 million), including operational losses, technology related expenses, and training costs.
Loans Held for Investment were $6.55 billion compared to $6.40 billion at December 31, 2021 and $6.59 billion at March 31, 2021. Loans grew $145.4 million from the fourth quarter of 2021, reflecting increases in commercial loans (net of PPP forgiveness) as well as increases in consumer and auto loans.

New Loan Originations of $623.2 million compared to $632.7 million in the fourth quarter of 2021 and $527.6 million in the first quarter of 2021, which included $126.3 million of PPP loans. The first quarter of 2022 reflected continued, high levels of auto lending, commercial lending in Puerto Rico and US, and increased demand for consumer lending.
Customer Deposits totaled $8.97 billion at March 31, 2022 compared to $8.59 billion at December 31, 2021 and $8.72 billion at March 31, 2021. Core deposits grew $375.1 million from December 31, 2021, reflecting increases in commercial and retail accounts.
Capital: CET1 ratio was 13.24% compared to 13.77% at December 31, 2021 and 13.56% at March 31, 2021. Tangible book value per share was $18.90 compared to $19.08 at December 31, 2021 and $17.39 at March 31, 2021. The decline in CET1 and tangible book value per share from December 31, 2021 reflected the repurchase of 1.2 million shares of common stock and reduction in other comprehensive income, partially offset by an increase in retained earnings.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended March 31,
	2022	2021	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$112,949	$110,976	1.8%
Interest expense	7,755	12,778	(39.3)%
Net interest income	105,194	98,198	7.1%
Provision for loan and lease losses	1,551	6,324	(75.5)%
Net interest income after provision for loan and leases losses	103,643	91,874	12.8%
Non-interest income	31,606	30,413	3.9%
Non-interest expenses	81,155	77,666	4.5%
Income before taxes	54,094	44,621	21.2%
Income tax expense	16,573	14,248	16.3%
Net income	37,521	30,373	23.5%
Less: dividends on preferred stock	—	(1,255)	(100.0)%
Income available to common shareholders	$37,521	$29,118	28.9%
PER SHARE DATA:
Basic	$0.77	$0.57	35.1%
Diluted	$0.76	$0.56	35.7%
Average common shares outstanding	48,968	51,397	(4.7)%
Average common shares outstanding and equivalents	49,484	51,752	(4.4)%
Cash dividends declared per common share	$0.15	0.08	87.5%
Cash dividends declared on common shares	$7,438	4,116	80.7%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.48%	1.21%	22.3%
Return on average tangible common stockholders' equity	15.88%	13.11%	21.1%
Return on average common equity (ROE)	14.08%	11.43%	23.2%
Efficiency ratio	59.50%	60.84%	(2.2)%
Interest rate spread	4.45%	4.21%	5.7%
Interest rate margin	4.47%	4.26%	4.9%

	March 31,	December 31,	Variance
	2022	2021	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,258,718	$895,818	40.5%
Loans, net	6,449,130	6,329,311	1.9%
Total investments and loans	$7,707,848	$7,225,129	6.7%
Deposits and borrowings
Deposits	$8,978,222	$8,603,118	4.4%
Other borrowings	28,035	64,571	(56.6)%
Total deposits and borrowings	$9,006,257	$8,667,689	3.9%
Stockholders’ equity
Common stock	59,885	59,885	—%
Additional paid-in capital	633,796	637,061	(0.5)%
Legal surplus	121,389	117,677	3.2%
Retained earnings	426,320	399,949	6.6%
Treasury stock, at cost	(180,717)	(150,572)	20.0%
Accumulated other comprehensive (loss) income	(20,638)	5,160	(500.0)%
Total stockholders' equity	$1,040,035	$1,069,160	(2.7)%
Per share data
Book value per common share	$21.37	$21.54	(0.8)%
Tangible book value per common share	$18.90	$19.08	(0.9)%
Market price	$26.64	$26.56	0.3%
Capital ratios
Leverage capital	9.54%	9.69%	(1.5)%
Common equity Tier 1 capital	13.24%	13.77%	(3.8)%
Tier 1 risk-based capital	13.24%	14.27%	(7.2)%
Total risk-based capital	14.49%	15.52%	(6.6)%
Financial assets managed
Trust assets managed	$3,608,480	$3,758,895	(4.0)%
Broker-dealer assets gathered	2,311,922	2,466,004	(6.2)%
Total assets managed	$5,920,402	$6,224,899	(4.9)%

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2022 and 2021.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021

	Interest		Average rate		Average balance
	March 2022	March 2021	March 2022	March 2021	March 2022	March 2021
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$112,949	$110,976	4.80%	4.81%	$9,540,266	$9,358,377
Tax equivalent adjustment	2,476	2,170	0.11%	0.09%	—	—
Interest-earning assets - tax equivalent	115,425	113,146	4.91%	4.90%	9,540,266	9,358,377
Interest-bearing liabilities	7,755	12,778	0.35%	0.60%	8,864,175	8,682,584
Tax equivalent net interest income / spread	107,670	100,368	4.56%	4.30%	676,091	675,793
Tax equivalent interest rate margin			4.67%	4.39%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	4,455	2,176	1.88%	1.68%	949,035	518,038
Interest bearing cash and money market investments	929	595	0.18%	0.11%	2,072,112	2,204,431
Total investments	5,384	2,771	0.72%	0.41%	3,021,147	2,722,469
Non-PCD loans
Mortgage	9,353	10,774	5.29%	5.35%	706,715	806,090
Commercial	29,571	27,726	5.36%	5.29%	2,236,213	2,126,872
Consumer	12,716	11,615	11.20%	11.45%	460,571	411,377
Auto and leasing	34,991	32,815	8.30%	8.59%	1,710,216	1,549,535
Total Non-PCD loans	86,631	82,930	6.87%	6.87%	5,113,715	4,893,874
PCD loans
Mortgage	17,342	20,031	5.89%	5.57%	1,178,444	1,437,214
Commercial	3,250	4,588	6.16%	6.68%	213,964	278,550
Consumer	47	37	14.24%	8.05%	1,319	1,810
Auto and leasing	295	619	10.25%	10.26%	11,677	24,460
Total PCD loans	20,934	25,275	5.96%	5.80%	1,405,404	1,742,034
Total loans (1)	107,565	108,205	6.69%	6.61%	6,519,119	6,635,908
Total interest-earning assets	112,949	110,976	4.80%	4.81%	9,540,266	9,358,377

Interest-bearing liabilities:
Deposits:
NOW Accounts	2,140	2,393	0.31%	0.40%	2,813,037	2,397,673
Savings and money market	1,198	2,124	0.22%	0.43%	2,248,193	2,003,963
Time deposits	2,057	5,507	0.70%	1.26%	1,199,340	1,775,828
Total core deposits	5,395	10,024	0.35%	0.66%	6,260,570	6,177,464
Brokered deposits	8	163	0.30%	1.44%	11,366	45,955
	5,403	10,187	0.35%	0.66%	6,271,936	6,223,419
Non-interest bearing deposits	—	—	—	0.00%	2,547,977	2,358,214

Fair value premium and core deposit intangible amortizations	1,638	1,837	—	0.00%	—	—
Total deposits	7,041	12,024	0.32%	0.57%	8,819,913	8,581,633
Borrowings:
Securities sold under agreements to repurchase	—	—	—%	—%	—	—
Advances from FHLB and other borrowings	193	459	2.77%	2.87%	28,184	64,868
Subordinated capital notes	521	295	13.15%	3.31%	16,078	36,083
Total borrowings	714	754	6.54%	3.03%	44,262	100,951
Total interest-bearing liabilities	7,755	12,778	0.35%	0.60%	8,864,175	8,682,584
Net interest income / spread	$105,194	$98,198	4.45%	4.21%
Interest rate margin			4.47%	4.26%
Excess of average interest-earning assets over average interest-bearing liabilities					$676,091	$675,793
Average interest-earning assets to average interest-bearing liabilities ratio					107.63%	107.78%

(1) Includes loans held for sale and excludes allowance for credit losses.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$1,957	$322	$2,279
Interest bearing cash and money market investments	(36)	370	334
Loans	617	(1,257)	(640)
Total interest income	2,538	(565)	1,973
Interest Expense:
NOW Accounts	373	(626)	(253)
Savings and money market	233	(1,159)	(926)
Time deposits	(1,532)	(1,918)	(3,450)
Brokered deposits	(75)	(80)	(155)
Fair value premium and core deposit intangible amortizations	—	(199)	(199)
Advances from FHLB and other borrowings	(251)	(15)	(266)
Subordinated capital notes	(240)	466	226
Total interest expense	(1,492)	(3,531)	(5,023)
Net Interest Income	$4,030	$2,966	$6,996

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
Comparison of quarters ended March 31, 2022 and 2021
Net interest income of $105.2 million increased $7.0 million from $98.2 million. Tax equivalent basis net interest income of $107.7 million increased $7.3 million, or 7.3%, from $100.4 million.
Interest rate spread increased 24 basis points to 4.45% from 4.21% and net interest margin increased 21 basis points to 4.47% from 4.26%. This increase reflects a decrease of 25 basis point in the total average cost of interest-bearing liabilities.
Net interest income was positively impacted by:
•Lower interest expense by $5.0 million, reflecting both a reduced cost and lower average balances of total deposits and borrowings, partially offset by a $405 thousand write off unamortized issuance costs related to the early redemption of $36.1 million variable rate subordinated capital notes during the quarter.
•An increase of $2.3 million in interest income from investments securities related to purchases of available-for-sale and held-to-maturity mortgage backed securities during 2022 and 2021.
Net interest income was negatively impacted by a decrease in interest income from loans of $0.6 million, reflecting a decrease of $4.3 million mostly in commercial and mortgage loan portfolios purchased with credit deterioration (“PCD”), offset by higher interest income of $3.7 million in non-PCD auto, commercial and consumer loans.
TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2022	2021	Variance
	(In thousands)
Banking service revenue	$17,562	$16,497	6.5%
Wealth management revenue	7,857	7,388	6.3%
Mortgage banking activities	5,782	5,573	3.8%
Total banking and financial service revenue	31,201	29,458	5.9%
Net gain (loss) on:
Other non-interest income	405	955	(57.6)%
Total non-interest income, net	$31,606	$30,413	3.9%
Non-Interest Income
Non-interest income is affected by the amount of the Bank’s trust department assets under management, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.
Comparison of quarters ended March 31, 2022 and 2021
OFG recorded non-interest income, net, in the amount of $31.6 million, compared to $30.4 million, an increase of 3.9%, or $1.2 million. The increase in non-interest income was mainly due to:
•An increase of $1.1 million in banking service revenues, as a result of an increase of $370 thousand in servicing and prepayment loan fees, $213 thousand in electronic banking fees from transaction volumes, $188 thousand in credit life commissions, $183 thousand in checking account fees, and $88 thousand in international fees;
•An increase of $469 thousand in wealth management revenue due to the new reinsurance business income of $803 thousand, partially offset by a decrease in broker-dealer revenues of $235 thousand. Broker-dealer revenues decreased due to lower income from equity and mutual fund retailer fees by $461 thousand and higher advisory and trailer fees by $242 thousand; and
•An increase of $209 thousand in mortgage-banking activities due to lower losses on repurchase loans and other mortgage banking activities by $1.4 million, offset by lower gains on loans sold by $1.2 million due to decrease in sales.
The increases mentioned above were partially offset by a $592 thousand decrease in other non-interest income, primarily related to the effect in the prior year quarter of a recovery of $610 thousand on a receivable previously written-off.
TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2022	2021	Variance %
	(In thousands)
Compensation and employee benefits	$34,768	$32,618	6.6%
Occupancy, equipment and infrastructure costs	11,916	13,128	-9.2%
Electronic banking charges	9,786	8,232	18.9%
Professional and service fees	5,421	4,536	19.5%
Information technology expenses	4,804	4,254	12.9%
Taxes, other than payroll and income taxes	3,307	3,661	-9.7%
Insurance	2,635	2,455	7.3%
Loan servicing and clearing expenses	1,922	1,841	4.4%
Advertising, business promotion, and strategic initiatives	2,062	1,431	44.1%
Pandemic expenses	881	1,769	-50.2%
Communication	1,116	966	15.5%
Printing, postage, stationery and supplies	1,092	1,217	-10.3%
Director and investor relations	249	300	-17.0%
Foreclosed real estate and other repossessed assets income, net of expenses	(1,482)	(50)	2,864.0%
Other	2,678	1,308	104.7%
Total non-interest expenses	$81,155	$77,666	4.5%
Relevant ratios and data:
Efficiency ratio	59.50%	60.84%
Compensation and benefits to non-interest expense	42.84%	42.00%
Compensation to average total assets owned (annualized)	1.38%	1.30%
Average number of employees	2,259	2,231
Average compensation per employee (annualized, in thousands)	$61.56	$58.5
Average loans per average employee	$2,886	$2,974
Non-Interest Expenses
Comparison of quarters ended March 31, 2022 and 2021
Non-interest expense was $81.2 million, representing an increase of 4.5%, or $3.5 million, compared to $77.7 million.
The increase in non-interest expense was mainly due to:
•Increase in compensation and employee benefits by $2.2 million, mainly due to a one-time $1.3 million pandemic employee tax credit in prior year quarter, $1.5 million higher salary expenses associated with an increase in minimum hourly wages during the third quarter of 2021 and annual salary increase during the current quarter. These increases were offset by a $825 thousand decrease in commissions and incentives mainly due to a change in payout structure;
•Increase in electronic banking charges by $1.6 million driven by increases in merchant fees and debit and credit card billing fees due to higher transaction volumes in the current quarter;

•Increase in other non-interest expense by $1.4 million, mainly reflecting higher claims and settlements by $873 thousand due to the reversal of $1.2 million reserve in the prior year quarter as a result of a favorable arbitration award, and $568 thousand higher operational losses; and
•Increase in professional and service fees by $885 thousand due to higher consulting, outsourcing and legal fees.
The increase in non-interest expense was partially offset by:
•Improvements in foreclosed real estate and other repossessed assets income by $1.4 million reflecting an increase of $924 thousand in gains on sales of other repossessed assets and $559 thousand in net gain on sale of foreclosed real estate; and
•Decrease in occupancy, equipment and infrastructure expenses by $1.2 million reflecting lower rent, building maintenance and security guard expenses related to branch consolidations during 2021 and 2022.
The efficiency ratio was 59.50% and improved from 60.84%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the adjusted efficiency ratio computation for the quarters ended March 31, 2022 and 2021 amounted to $405 thousand and $955 thousand, respectively.
Provision for Credit Losses
Comparison of quarters ended March 31, 2022 and 2021
Based on an analysis of the credit quality and the composition of OFG’s loan portfolio, management determined that the provision for the quarter ended March 31, 2022 was adequate to maintain the allowance for credit losses at an appropriate level to provide for expected credit losses based upon an evaluation of known and inherent risks.
Provision for credit losses decreased $4.8 million from $6.3 million to $1.6 million. The provision for credit losses for the quarter ended March 31, 2022 includes a provision of $4.0 million related to growth in loan balances, an increase of $4.2 million related to a commercial loan previously placed in non-accrual status, and a decrease of $5.7 million associated with qualitative adjustments due to improved macroeconomic conditions. The provision for credit losses for prior year quarter included a $3.7 million release of Covid-19 related loan reserves and a $3.5 million provision for a commercial loan in workout prior to the pandemic.
Income Taxes
Comparison of quarters ended March 31, 2022 and 2021
OFG’s effective tax rate (“ETR”) was 30.6% in 2022 compared to 31.9% in 2021. The decrease in ETR is mainly related to a discrete income tax windfall for stocks vested during the quarter.
Business Segments
OFG segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2022 and 2021.

	Quarter Ended March 31, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$108,483	$5	$4,461	$112,949	$—	$112,949
Interest expense	(7,532)	—	(223)	(7,755)	—	(7,755)
Net interest income	100,951	5	4,238	105,194	—	105,194
Provision (recapture) for credit losses	1,710	—	(159)	1,551	—	1,551
Non-interest income	23,550	8,006	50	31,606	—	31,606
Non-interest expenses	(75,916)	(4,585)	(654)	(81,155)	—	(81,155)
Intersegment revenue	489	—	—	489	(489)	—
Intersegment expenses	—	(343)	(146)	(489)	489	—
Income before income taxes	47,364	3,083	3,647	54,094	—	54,094
Income tax expense	16,564	—	9	16,573	—	16,573
Net income	$30,800	$3,083	$3,638	$37,521	$—	$37,521
Total assets	$8,176,217	$24,695	$3,036,638	$11,237,550	$(1,047,430)	$10,190,120

	Quarter Ended March 31, 2021
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$108,230	$12	$2,734	$110,976	$—	$110,976
Interest expense	(12,136)	—	(642)	(12,778)	—	(12,778)
Net interest income	96,094	12	2,092	98,198	—	98,198
Provision (recapture) for credit losses	6,588	—	(264)	6,324	—	6,324
Non-interest income	22,873	7,531	9	30,413	—	30,413
Non-interest expenses	(73,874)	(2,829)	(963)	(77,666)	—	(77,666)
Intersegment revenue	553	—	—	553	(553)	—
Intersegment expenses	—	(291)	(262)	(553)	553	—
Income before income taxes	39,058	4,423	1,140	44,621	—	44,621
Income tax expense	14,236	—	12	14,248	—	14,248
Net income	$24,822	$4,423	$1,128	$30,373	$—	$30,373
Total assets	$8,312,367	$28,505	$2,849,709	$11,190,581	$(1,037,239)	$10,153,342

Comparison of quarters ended March 31, 2022 and 2021
Banking
OFG’s banking segment net income before taxes increased by $8.3 million from $39.1 million to $47.4 million, mainly reflecting:
•Lower interest expense by $4.6 million from both, reduced costs and lower average balances of core deposits;
•Decrease in provision for credit losses by $4.9 million. The provision for credit losses for the first quarter of 2021 included a $3.5 million provision for a commercial loan in workout prior to the pandemic; and
•An increase of $677 thousand in non-interest income, mainly from a $1.1 million increase in banking service revenues on servicing and other loan fees, electronic banking fees, credit life commissions, checking accounts, and international fees; $209 thousand increase in mortgage-banking activities due to lower losses on repurchased loans and other mortgage banking activities, partially offset by lower gains on loans sold due to a decrease in sales; and a $592 thousand decrease in other non-interest income, primarily related to the effect in prior year quarter of receivable recoveries previously written-off.
The net income before taxes was partially offset by an increase in non-interest expenses by $2.0 million, mainly due to a one-time $1.3 million pandemic employee tax credit in the prior year quarter, $1.5 million higher salary expenses associated with an increase in minimum hourly wages during the third quarter of 2021 and annual salary increase during the current quarter. These increases were offset by a $825 thousand decrease in commissions and incentives mainly due to a change in payout structure.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities. Net income before taxes from this segment decreased by $1.3 million due to higher non-interest expense by $1.8 million, mainly reflecting higher claims and settlements by $873 thousand due to the reversal of $1.2 million reserve in the prior year quarter as a result of a claim settled in favor of OFG, higher consulting and advisory expenses by $245 thousand and higher compensation and employee benefits by $201 thousand. This decrease was partially offset by an increase in non-interest income of $475 thousand, mainly due to new reinsurance business income of $803 thousand and lower broker-dealer revenues by $235 thousand.
Treasury
Treasury segment net income before taxes increased by $2.5 million, mainly reflecting:
•An increase in interest income by $1.7 million related to the purchases of available-for-sale and held-to-maturity mortgage backed securities during 2022 and 2021; and
•Lower interest expense by $419 thousand, reflecting the cancellation of $33.1 million of FHLB advances during 2021 and reduced costs and lower average balances of brokered deposits.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At March 31, 2022, OFG’s total assets amounted to $10.190 billion, for an increase of $290.4 million, when compared to $9.900 billion at December 31, 2021.
The investment portfolio increased by $362.9 million, or 40.5%, primarily related to the purchase of agency mortgage-backed securities during the first quarter of 2022 amounting to $398.9 million. OFG’s strategy is to invest its liquidity in mortgage-backed securities and designate them as available for sale or held-to-maturity after taking into account the bond’s characteristics with respect to yield and term and the current market environment.
OFG’s loan portfolio is comprised of residential mortgage loans, commercial loans secured by real estate, other commercial and industrial loans, consumer loans, and auto loans and leases. At March 31, 2022, OFG’s net loan portfolio increased by $119.8 million, or 1.9%, reflecting increases in commercial, consumer and auto loans, offset by a decrease in mortgage loans, SBA PPP loans forgiven during the quarter of $33.2 million and the sale of $21.9 million of past due mortgage loans held for sale.
Cash and due from banks of $1.850 billion decreased by $164.6 million, reflecting cash used to purchase agency mortgage-backed securities, disbursements for loans originated during the quarter, and the redemption of $36.1 million in 3.23% variable rate subordinated notes, partially offset by an increase in commercial and government-related deposits.
Financial Assets Managed
OFG’s financial assets include those managed by OFG’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary manages private retirement plans. At March 31, 2022, the total assets managed by OFG’s trust division and retirement plan administration subsidiary amounted to $3.608 billion, compared to $3.759 billion at December 31, 2021. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2022, total assets gathered by the broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.312 billion, compared to $2.466 billion at December 31, 2021. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.
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
As of March 31, 2022 and December 31, 2021, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment. Please refer to Note 9 – Goodwill and Other Intangible Assets to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance %
	2022	2021
	(In thousands)
Investments:
FNMA and FHLMC certificates	$918,696	$550,809	66.8%
Obligations of US government-sponsored agencies	—	1,183	-100.0%
US Treasury securities	10,763	10,825	-0.6%
CMOs issued by US government-sponsored agencies	21,105	24,430	-13.6%
GNMA certificates	287,196	288,578	-0.5%
Equity securities	18,556	17,578	5.6%
Other debt securities	2,384	2,395	-0.5%
Trading securities	18	20	-10.0%
Total investments	1,258,718	895,818	40.5%
Loans, net	6,449,130	6,329,311	1.9%
Total investments and loans	7,707,848	7,225,129	6.7%
Other assets:
Cash and due from banks (including restricted cash)	1,850,081	2,014,698	-8.2%
Money market investments	5,648	8,952	-36.9%
Foreclosed real estate	15,297	15,039	1.7%
Accrued interest receivable	56,097	56,560	-0.8%
Deferred tax asset, net	87,608	99,063	-11.6%
Premises and equipment, net	97,403	92,124	5.7%
Servicing assets	49,446	48,973	1.0%
Goodwill	86,069	86,069	0.0%
Right of use assets	28,576	28,846	-0.9%
Core deposit, customer relationship and other intangibles	33,947	36,093	-5.9%
Other assets and customers' liability on acceptances	172,100	188,174	-8.5%
Total other assets	2,482,272	2,674,591	-7.2%
Total assets	$10,190,120	$9,899,720	2.9%
Investment portfolio composition:
FNMA and FHLMC certificates	73.0%	61.5%
Obligations of US government-sponsored agencies	0.0%	0.1%
US Treasury securities	0.9%	1.2%
CMOs issued by US government-sponsored agencies	1.7%	2.7%
GNMA certificates	22.8%	32.2%
Equity securities	1.5%	2.0%
Other debt securities and trading securities	0.1%	0.3%
	100.0%	100.0%

TABLE 5 - LOAN PORTFOLIO COMPOSITION

	March 31,	December 31,	Variance %
	2022	2021
	(In thousands)
Loans held for investment:
Commercial	$2,499,914	$2,379,330	5.1%
Mortgage	1,848,641	1,907,271	(3.1)%
Consumer	455,792	409,675	11.3%
Auto and leasing	1,743,624	1,706,310	2.2%
	6,547,971	6,402,586	2.3%
Allowance for credit losses	(157,075)	(155,937)	0.7%
Total loans held for investment	6,390,896	6,246,649	2.3%
Mortgage loans held for sale	26,761	51,096	(47.6)%
Other loans held for sale	31,473	31,566	(0.3)%
Total loans, net	$6,449,130	$6,329,311	1.9%
OFG’s loan portfolio is composed of mortgage, commercial, consumer, and auto loans. As shown in Table 5 above, total loans, net, amounted to $6.449 billion at March 31, 2022 and $6.329 billion at December 31, 2021. OFG’s loans held-for-investment portfolio composition and trends were as follows:
•Commercial loan portfolio amounted to $2.500 billion (38.2% of the gross loan portfolio) compared to $2.379 billion (37.2% of the gross loan portfolio) at December 31, 2021.
Commercial production, excluding PPP loans, increased 120.7%, or $155.3 million from $128.7 million in prior year quarter to $283.9 million in the quarter ended March 31, 2022. During the first quarter of 2021, OFG originated $126.3 million of PPP loans. There were no originations of PPP loans during the quarter ended March 31, 2022, as the program concluded in 2021.
•Mortgage loan portfolio amounted to $1.849 billion (28.2% of the gross loan portfolio) compared to $1.907 billion (29.8% of the gross originated loan portfolio) at December 31, 2021.
Mortgage loan production totaled $63.9 million for the quarter ended March 31, 2022 which represents a decrease of 33.4% from $95.9 million in prior year quarter. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $9.7 million and $14.5 million at March 31, 2022 and December 31, 2021, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.
•Consumer loan portfolio amounted to $455.8 million (7.0% of the gross loan portfolio) compared to $409.7 million (6.4% of the gross loan portfolio) at December 31, 2021. Consumer loan production increased 253.2% to $97.1 million in the quarter ended March 31, 2022 from $27.5 million in the prior year quarter.
•Auto and leasing portfolio amounted to $1.744 billion (26.6% of the gross loan portfolio) compared to $1.706 billion (26.7% of the gross originated loan portfolio) at December 31, 2021. Auto loans production increased 19.4% to $178.3 million in the quarter ended March 31, 2022 compared to $149.3 million in the prior year quarter.
TABLE 6 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

March 31, 2022
		Maturity
	Carrying Value	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$86,089	$35,020	$51,069

At March 31, 2022, OFG has $86.1 million of direct credit exposure to the Puerto Rico government, a $1.2 million decrease from December 31, 2021.
Credit Risk Management
Allowance for Credit Losses
On January 1, 2020, OFG adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of future expected credit losses inherent in OFG’s relevant financial assets.
Tables 7 through 9 set forth an analysis of activity in the allowance for credit losses and present selected credit loss statistics for the quarters ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021. In addition, Table 5 sets forth the composition of the loan portfolio.
Please refer to the "Provision for Credit Losses" and "Critical Accounting Estimates" sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Note 7 – Allowance for Credit Losses of this report for a more detailed analysis of provisions and allowance for credit losses.
Non-performing Assets
OFG’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 10 and 12). At March 31, 2022, OFG had $86.8 million of non-accrual loans, including $11.2 million PCD loans, compared to $101.9 million at December 31, 2021.
At March 31, 2022 and December 31, 2021, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $123.4 million and $125.9 million, respectively, as they were performing under their new terms.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans.
At March 31, 2022, OFG’s non-performing assets decreased by 10.6% to $115.3 million (1.13% of total assets) from $129.0 million (1.30% of total assets) at December 31, 2021. Foreclosed real estate and other repossessed assets amounting to $15.3 million and $2.6 million, respectively, at March 31, 2022, increased from $15.0 million and $1.9 million, respectively, at December 31, 2021, recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At March 31, 2022, the allowance coverage ratio to non-performing loans was 161.3% (139.2% at December 31, 2021).
Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, for PCD loans the determination of nonaccrual or accrual status is made at the pool level, not the individual loan level. Upon adoption of CECL, the allowance for credit losses was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount which will be amortized interest income over the remaining life of the pool. On a quarterly basis, management will monitor the composition and behavior of the pools to assess the ability for cash flow estimation and timing. If based on the analysis performed the pool is classified as non-accrual, the accretion/amortization of the non-credit (discount) premium will cease.
OFG follows a conservative residential mortgage lending policy with more than 90% of its residential mortgage portfolio consisting of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk associated with subprime loans offered by certain major U.S. mortgage loan originators. Furthermore, OFG has never been active in negative amortization loans or adjustable rate mortgage loans, including those with teaser rates.
The following items comprise non-performing loans held for investment, including Non-PCD and PCDs:
Commercial loans - At March 31, 2022, OFG’s non-performing commercial loans amounted to $45.8 million (47.0% of OFG’s non-performing loans), an 8.7% decrease from $50.1 million at December 31, 2021 (44.8% of OFG’s non-

performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At March 31, 2022, OFG’s non-performing mortgage loans totaled $37.1 million (38.1% of OFG’s non-performing loans), a 6.7% decrease from $39.7 million (35.5% of OFG’s non-performing loans) at December 31, 2021. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At March 31, 2022, OFG’s non-performing consumer loans amounted to $2.0 million (2.1% of OFG’s non-performing loans), an 11.9% decrease from $2.3 million at December 31, 2021 (2.1% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto and leasing loans - At March 31, 2022, OFG’s non-performing auto and leasing loans amounted to $12.5 million (12.8% of OFG’s total non-performing loans), a decrease of 37.0% from $19.8 million at December 31, 2021 (17.6% of OFG’s total non-performing loans). Non-PCD auto and leasing loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
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

TABLE 7 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	March 31,	December 31,	Variance %
	2022	2021
	(In thousands)
Allowance for credit losses:
Non-PCD
Commercial	$37,097	$32,262	15.0%
Mortgage	14,952	15,299	-2.3%
Consumer	21,100	19,141	10.2%
Auto and leasing	64,195	65,363	-1.8%
Total allowance for credit losses	$137,344	$132,065	4.0%

PCD
Commercial	$3,622	$4,508	-19.7%
Mortgage	15,881	19,018	-16.5%
Consumer	31	34	-8.8%
Auto and leasing	197	312	-36.9%
Total allowance for credit losses	$19,731	$23,872	-17.3%

Allowance for credit losses summary
Commercial	$40,719	$36,770	10.7%
Mortgage	30,833	34,317	-10.2%
Consumer	21,131	19,175	10.2%
Auto and leasing	64,392	65,675	-2.0%
Total allowance for credit losses	$157,075	$155,937	0.7%

Allowance composition:
Commercial	25.9%	23.6%
Mortgage	19.6%	22.0%
Consumer	13.5%	12.3%
Auto and leasing	41.0%	42.1%
	100.0%	100.0%

Allowance coverage ratio at end of year:
Commercial	1.6%	1.6%	5.2%
Mortgage	1.7%	1.8%	-7.2%
Consumer	4.6%	4.7%	-0.9%
Auto and leasing	3.7%	3.9%	-4.2%
	2.4%	2.4%	-1.6%

Allowance coverage ratio to non-performing loans:
Commercial	89.0%	73.3%	21.3%
Mortgage	83.1%	86.4%	-3.8%
Consumer	1040.9%	832.6%	25.0%
Auto and leasing	515.3%	331.2%	55.6%
	161.3%	139.2%	15.9%

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended March 31,
	2022	2021	Variance %
	(Dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$155,937	$204,809	-23.9%
Provision for credit losses	1,715	6,269	-72.6%
Charge-offs	(12,417)	(17,518)	-29.1%
Recoveries	11,840	8,413	40.7%
Balance at end of period	$157,075	$201,973	-22.2%

TABLE 9 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Quarter Ended March 31,
	2022	2021	Variance %
	(Dollars in thousands)
Non-PCD
Mortgage
Charge-offs	$(3)	$(787)	-99.6%
Recoveries	2,074	615	237.2%
Total	2,071	(172)	-1,304.1%
Commercial
Charge-offs	(544)	(68)	700.0%
Recoveries	192	430	-55.3%
Total	(352)	362	-197.2%
Consumer
Charge-offs	(2,659)	(4,469)	-40.5%
Recoveries	655	565	15.9%
Total	(2,004)	(3,904)	-48.7%
Auto and leasing
Charge-offs	(7,890)	(9,083)	-13.1%
Recoveries	4,891	5,817	-15.9%
Total	(2,999)	(3,266)	-8.2%

PCD Loans:
Mortgage
Charge-offs	$(1,134)	$(2,590)	(56.2)%
Recoveries	845	146	478.8%
Total	(289)	(2,444)	(88.2)%
Commercial
Charge-offs	(34)	(43)	(20.9)%
Recoveries	3,023	436	593.3%
Total	2,989	393	660.6%
Consumer
Charge-offs	(39)	(22)	77.3%
Recoveries	23	21	9.5%
Total	(16)	(1)	1,500.0%
Auto and leasing
Charge-offs	(114)	(456)	(75.0)%
Recoveries	137	383	(64.2)%
Total	23	(73)	(131.5)%

Total charge-offs	(12,417)	(17,518)	(29.1)%
Total recoveries	11,840	8,413	40.7%
Net credit losses	$(577)	$(9,105)	(93.7)%

TABLE 9 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES (CONTINUED)

	Quarter Ended March 31,
	2022	2021	Variance %
	(Dollars in thousands)
Net credit losses to average loans outstanding:
Mortgage	(0.38)%	0.47%	-181.06%
Commercial	(0.43)%	(0.13)%	242.9%
Consumer	1.75%	3.78%	-53.7%
Auto and leasing	0.69%	0.85%	-18.5%
Total	0.04%	0.55%	-93.5%
Recoveries to charge-offs	95.35%	48.02%	98.5%
Average Loans Held for Investment
Mortgage	$1,885,159	$2,243,304	-16.0%
Commercial	2,450,177	2,405,422	1.9%
Consumer	461,890	413,187	11.8%
Auto and leasing	1,721,893	1,573,995	9.4%
Total	$6,519,119	$6,635,908	-1.8%
TABLE 10 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance %
	2022	2021
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans
Troubled-Debt Restructuring loans	$24,420	$24,539	-0.5%
Other loans	51,202	64,465	-20.6%
Accruing loans
Troubled-Debt Restructuring loans	9,832	9,087	8.2%
Other loans	738	1,038	-28.9%
Total	$86,192	$99,129	-13.1%
PCD	11,187	12,879	-13.1%
Total non-performing loans	$97,379	$112,008	-13.1%
Foreclosed real estate	15,297	15,039	1.7%
Other repossessed assets	2,625	1,945	35.0%
	$115,301	$128,992	-10.6%

Non-performing assets to total assets	1.13%	1.30%	-13.1%
Non-performing assets to total capital	11.09%	12.06%	-8.0%

	Quarter Ended March 31,
	2022	2021
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$486	$797

TABLE 11 - NON-ACCRUAL LOANS

	March 31,	December 31,	Variance %
	2022	2021
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial	$34,893	$37,604	-7.2%
Mortgage	26,204	29,268	-10.5%
Consumer	2,030	2,303	-11.9%
Auto and leasing	12,495	19,829	-37.0%
Total	$75,622	$89,004	-15.0%
PCD
Commercial	$10,877	$12,545	-13.3%
Mortgage	310	334	-7.2%
Total	$11,187	$12,879	-13.1%
Total non-accrual loans	$86,809	$101,883	-14.8%
Non-accruals loans composition percentages:
Commercial	52.7%	49.2%
Mortgage	30.5%	29.1%
Consumer	2.3%	2.3%
Auto and leasing	14.5%	19.4%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.33%	1.59%	-16.35%
Allowance for credit losses to non-accrual loans	180.94%	153.05%	18.22%

TABLE 12 - NON-PERFORMING LOANS

	March 31,	December 31,	Variance %
	2022	2021
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial	$34,892	$37,603	-7.2%
Mortgage	36,775	39,394	-6.6%
Consumer	2,030	2,303	-11.9%
Auto and leasing	12,495	19,829	-37.0%
Total	$86,192	$99,129	-13.1%
PCD
Commercial	$10,877	$12,545	-13.3%
Mortgage	310	334	-7.2%
Total	$11,187	$12,879	-13.1%
Total non-performing loans	$97,379	$112,008	-13.1%
Non-performing loans composition percentages:
Commercial	47.0%	44.8%
Mortgage	38.1%	35.5%
Consumer	2.1%	2.1%
Auto and leasing	12.8%	17.6%
	100.0%	100.0%
Non-performing loans to:
Total loans	1.49%	1.75%	-14.86%
Total assets	0.96%	1.13%	-15.0%
Total capital	9.36%	10.48%	-10.7%
Non-performing loans with partial charge-offs to:
Total loans	0.46%	0.46%	—%
Non-performing loans	30.70%	26.53%	15.7%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	96.85%	170.31%	-43.1%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	232.77%	189.49%	22.8%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance %
	2022	2021
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$2,667,508	$2,501,644	6.6%
NOW accounts	2,837,072	2,702,636	5.0%
Savings and money market accounts	2,295,111	2,177,779	5.4%
Time deposits	1,177,891	1,220,262	-3.5%
Total deposits	8,977,582	8,602,321	4.4%
Accrued interest payable	640	797	-19.7%
Total deposits and accrued interest payable	8,978,222	8,603,118	4.4%
Borrowings:
Advances from FHLB	28,035	28,488	-1.6%
Subordinated capital notes	—	36,083	-100.0%
Total borrowings	28,035	64,571	-56.6%
Total deposits and borrowings	9,006,257	8,667,689	3.9%
Other Liabilities:
Derivative liabilities	191	804	-76.2%
Acceptances outstanding	29,858	35,329	-15.5%
Lease liability	30,287	30,498	-0.7%
Other liabilities	83,492	96,240	-13.2%
Total liabilities	$9,150,085	$8,830,560	3.6%
Deposits portfolio composition percentages:
Non-interest bearing deposits	29.7%	29.1%
NOW accounts	31.6%	31.4%
Savings and money market accounts	25.6%	25.3%
Time deposits	13.1%	14.2%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	100.0%	44.1%
Subordinated capital notes	0.0%	55.9%
	100.0%	100.0%

Liabilities and Funding Sources
As shown in Table 13 above, at March 31, 2022, OFG’s total liabilities were $9.150 billion, 3.6% more than the $8.831 billion reported at December 31, 2021. Deposits and borrowings, OFG’s funding sources, amounted to $9.006 billion at March 31, 2022 compared to $8.668 billion at December 31, 2021. Deposits, excluding accrued interest payable, increased 4.4% mainly from higher commercial and retail deposits by $417.6 million, offset by a decrease of $42.5 million in time deposits from maturities, with the majority of them transferred into demand deposit and savings accounts.
As of March 31, 2022 borrowings consist of FHLB-NY advances amounting to $28.0 million. Borrowings decreased by $36.5 million, when compared to $64.6 million at December 31, 2021, reflecting the redemption during the quarter ended March 31, 2022 of all $36.1 million variable rate subordinated capital notes before maturity.

Stockholders’ Equity
At March 31, 2022, OFG’s total stockholders’ equity was $1.040 billion, a 3% decrease when compared to $1.069 billion at December 31, 2021. This reduction in stockholders’ equity reflects decreases (i) in treasury stock of $30.1 million and additional paid-in capital of $3.3 million, from $33.5 million in repurchases of common stock as part of the $100 million buyback program adopted during the first quarter of 2022; and (ii) in accumulated other comprehensive income, net of tax, of $25.8 million from changes in the market value of available-for-sale securities. The decrease was partially offset by an increase in retained earnings of $26.4 million and legal surplus of $3.7 million, mainly due to $37.5 million in net income, partially offset by $7.4 million common stock dividends issued during the quarter ended March 31, 2022.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2022, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
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
During the quarter ended March 31, 2022, OFG redeemed all of its $36.1 million subordinated capital notes and, as a result, OFG's tier 1 capital was reduced by the corresponding $35.0 million qualified trust preferred securities, which were previously included in tier 1 capital.
The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of March 31, 2022 and December 31, 2021, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at March 31, 2022 and December 31, 2021:
TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA

	March 31,	December 31,	Variance
	2022	2021	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,040,035	$1,069,160	(2.7)%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	13.24%	13.77%	(3.8)%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$955,221	964,284	(0.9)%
Minimum common equity tier 1 capital required	$324,661	315,219	3.0%
Minimum capital conservation buffer required (2.5%)	$180,367	175,122	3.0%
Excess over regulatory requirement	$450,193	473,943	(5.0)%
Risk-weighted assets	$7,214,692	7,004,876	3.0%
Tier 1 risk-based capital ratio	13.24%	14.27%	(7.2)%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$955,221	$999,284	(4.4)%
Minimum tier 1 risk-based capital required	$432,882	$420,293	3.0%
Minimum capital conservation buffer required (2.5%)	$180,367	175,122	3.0%
Excess over regulatory requirement	$341,972	$403,869	(15.3)%
Risk-weighted assets	$7,214,692	$7,004,876	3.0%
Total risk-based capital ratio	14.49%	15.52%	(6.6)%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,045,437	$1,086,897	(3.8)%
Minimum total risk-based capital required	$577,175	$560,390	3.0%
Minimum capital conservation buffer required (2.5%)	$180,367	175,122	3.0%
Excess over regulatory requirement	$287,894	$351,385	(18.1)%
Risk-weighted assets	$7,214,692	$7,004,876	3.0%
Leverage capital ratio	9.54%	9.69%	(1.5)%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$955,221	$999,284	(4.4)%
Minimum tier 1 capital required	$400,333	$412,359	(2.9)%
Excess over regulatory requirement	$554,888	$586,925	(5.5)%
Tangible common equity to total assets	9.03%	9.57%	(5.6)%
Tangible common equity to risk-weighted assets	12.75%	13.52%	(5.7)%
Total equity to total assets	10.21%	10.80%	-5.5%
Total equity to risk-weighted assets	14.42%	15.26%	(5.5)%
Stock data:
Outstanding common shares	48,673,113	49,636,352	(1.9)%
Book value per common share	$21.37	$21.54	(0.8)%
Tangible book value per common share	$18.90	$19.08	(0.9)%
Market price at end of year	$26.64	$26.56	0.3%
Market capitalization at end of year	$1,296,652	$1,318,342	-1.6%

From December 31, 2021 to March 31, 2022, tangible common equity to tangible total assets decreased from 9.69% to 9.14%, leverage capital ratio decreased from 9.69% to 9.54%, tier 1 risk-based capital ratio decreased from 14.27% to 13.24%, total risk-based capital ratio decreased from 15.52% to 14.49% and common equity tier 1 capital ratio decreased from 13.77% to 13.24%. The decreases in capital ratios were mainly due to common stock repurchases of $33.5 million, dividends of $7.4 million issued, and lower CECL transition provision by $6.9 million from the expiration of the Covid-19 deferral period, partially offset by net income for the quarter. Also, during the quarter ended March 31, 2022, OFG completed the redemption and cancellation of subordinated capital notes, further reducing tier 1 capital and total risk based capital by $35.0 million.
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
	(In thousands, except share or per share information)
Total stockholders' equity	$1,040,035	$1,069,160
Goodwill	(86,069)	$(86,069)
Core deposit intangible	(25,992)	$(27,630)
Customer relationship intangible	(7,884)	$(8,368)
Other intangibles	(71)	$(95)
Total tangible common equity (non-GAAP)	$920,019	$946,998
Total assets	$10,190,120	9,899,720
Goodwill	(86,069)	(86,069)
Core deposit intangible	(25,992)	(27,630)
Customer relationship intangible	(7,884)	(8,368)
Other intangibles	(71)	(95)
Total tangible assets	$10,070,104	$9,777,558
Tangible common equity to tangible assets	9.14%	9.69%
Common shares outstanding at end of period	48,673,113	49,636,352
Tangible book value per common share	$18.90	$19.08
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

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	March 31,	December 31,	Variance
	2022	2021	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$955,221	$964,284	(0.9)%
Additional tier 1 capital	—	35,000	(100.0)%
Tier 1 capital	955,221	999,284	(4.4)%
Additional Tier 2 capital	90,216	87,613	3.0%
Total risk-based capital	$1,045,437	$1,086,897	(3.8)%
Risk-weighted assets:
Balance sheet items	$6,630,593	$6,406,115	3.5%
Off-balance sheet items	584,099	598,761	(2.4)%
Total risk-weighted assets	$7,214,692	$7,004,876	3.0%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	13.24%	13.77%	(3.8)%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	13.24%	14.27%	(7.2)%
Total capital (minimum required, including capital conservation buffer - 10.5%)	14.49%	15.52%	(6.6)%
Leverage ratio (minimum required - 4%)	9.54%	9.69%	(1.5)%
Equity to assets	10.21%	10.80%	-5.5%
Tangible common equity to assets	9.03%	9.57%	(5.6)%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2022 and December 31, 2021:

	March 31,	December 31,	Variance
	2022	2021	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.68%	13.09%	(3.13)%
Actual common equity tier 1 capital	$910,777	$908,717	0.2%
Minimum capital requirement (4.5%)	$323,197	$312,371	3.5%
Minimum capital conservation buffer requirement (2.5%)	$179,554	$173,540	3.5%
Minimum to be well capitalized (6.5%)	$466,840	$451,203	3.5%
Tier 1 Capital to Risk-Weighted Assets	12.68%	13.09%	(3.1)%
Actual tier 1 risk-based capital	$910,777	$908,717	0.2%
Minimum capital requirement (6%)	$430,930	$416,495	3.5%
Minimum capital conservation buffer requirement (2.5%)	$179,554	$173,540	3.5%
Minimum to be well capitalized (8%)	$574,573	$555,327	3.5%
Total Capital to Risk-Weighted Assets	13.93%	14.34%	(2.9)%
Actual total risk-based capital	$1,000,591	$995,549	0.5%
Minimum capital requirement (8%)	$574,573	$555,327	3.5%
Minimum capital conservation buffer requirement (2.5%)	$179,554	$173,540	3.5%
Minimum to be well capitalized (10%)	$718,216	$694,159	3.5%
Total Tier 1 Capital to Average Total Assets	9.17%	8.87%	3.4%
Actual tier 1 capital	$910,777	$908,717	0.2%
Minimum capital requirement (4%)	$397,348	$409,855	(3.1)%
Minimum to be well capitalized (5%)	$496,685	$512,319	(3.1)%
OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At March 31, 2022 and December 31, 2021, OFG’s market capitalization for its outstanding common stock was $1.297 billion ($26.64 per share) and $1.318 billion ($26.56 per share), respectively.
The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2022
March 31, 2022	$30.54	$26.21	$0.15
2021
December 31, 2021	$27.33	$23.84	$0.12
September 30, 2021	$25.66	$20.04	$0.12
June 30, 2021	$25.14	$21.61	$0.08
March 31, 2021	$22.93	$16.48	$0.08
2020
December 31, 2020	$18.54	$12.59	$0.07
September 30, 2020	$14.35	$12.12	$0.07
June 30, 2020	$15.10	$9.38	$0.07
March 31, 2020	$23.50	$9.32	$0.07

In January 2022, the Company announced the approval by the Board of Directors of a new stock repurchase program to purchase an additional $100 million of the Company’s common stock in the open market, in effect at March 31, 2022. The shares of common stock repurchased are to be held by OFG as treasury shares. During the quarter ended March 31, 2022, OFG repurchased 1,219,132 shares under this program for a total of $33.5 million, at an average price of $27.46 per share. OFG did not repurchase any shares of its common stock in the quarter ended March 31, 2022, other than through its publicly announced stock repurchase program. There were no stock repurchases by OFG during the quarter ended March 31, 2021.

At March 31, 2022, the number of shares that may yet be purchased under such program is estimated at 2,497,051 and was calculated by dividing the remaining balance of $66.5 million by $26.64 (closing price of OFG's common stock at March 31, 2022).

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
Interest Rate Risk

Interest rate risk is the exposure to decline in earnings or capital due to changes in interest rates. To actively monitor the interest rate risk, the Board of Directors has created the ALT whose principal responsibilities consist in overseeing the management of the Bank’s assets and liabilities to balance its risk exposures. In executing its responsibilities, ALT considers different methods to enhance profitability while maintaining acceptable levels of interest rate risks by implementing investment, pricing and financial strategies that helps managing OFG vulnerability to changes in interest rates.
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

The following table presents the results of the simulations for the most likely scenarios at March 31, 2022. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table, presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$15,445	3.55%	$7,651	1.76%
+ 100 Basis points	$30,797	7.08%	$15,231	3.50%
+ 200 Basis points	$61,950	14.25%	$30,498	7.02%
- 50 Basis points	$(12,245)	-2.82%	$(6,841)	-1.57%
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

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed, in the past, certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms and using hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY still outstanding as of March 31, 2022.

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
Derivative instruments that are used as part of OFG’s interest rate risk management strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give OFG the right to enter into interest rate swaps and cap and floor agreements with the writer of the option.
Following is a summary of certain strategies, including derivative activities, currently used by OFG to manage interest rate risk:
Interest rate swaps and borrowings — OFG uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix OFG’s interest payments on these borrowings. As of March 31, 2022, OFG had $28.0 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $28.0 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis. A derivative liability of $191 thousand was recognized at March 31, 2022 related to the valuation of these swaps.
Credit Risk
Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for OFG is its lending activities. In Puerto Rico, OFG’s principal market, recent macroeconomic conditions continue to show strength, however, as was demonstrated by the January 2020 earthquakes and hurricanes Irma and Maria in 2017, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. The effects of climate change may further increase the risk of natural disasters in the future and the correlative risk that the physical impact of such events could adversely affect our customers, operations, and business. Moreover, the Puerto Rico government’s fiscal challenges and Puerto Rico’s unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing OFG’s loans may suffer significant damages.
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
OFG’s business requires continuous access to various funding sources. While OFG is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements, subordinated notes and brokered deposits. As of March 31, 2022, OFG had $11.4 million in brokered deposits.
Brokered deposits are typically offered through an intermediary to small retail investors. OFG’s ability to continue to attract brokered deposits is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, OFG’s credit rating, and the relative interest rates that it is prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates offered on deposits. As a result of the increase in core deposits, OFG has been limiting the offering of brokered deposits.
Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, decreased to $1.350 billion at March 31, 2022 ($290.7 million with maturity of one year or less and $1.059 billion with maturity over one year) compared to $1.365 billion at December 31, 2021 ($280.6 million with maturity of one year or less and $1.085 billion with maturity over one year), while letters of credit provided to customers increased to $29.4 million compared to $25.2 million at December 31, 2021. Loans sold with recourse at March 31, 2022 and December 31, 2021 amounted to $118.7 million and $121.8 million, respectively.
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
At March 31, 2022 and December 31, 2021, OFG maintained other non-credit commitments amounting to $23.0 million and $8.9 million, respectively, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At March 31, 2022 and December 31, 2021, OFG had commitments for capital expenditures in technology amounting to $13.9 million and $15.4 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
Our liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the Covid-19 pandemic. Requests for loan payment deferrals rose in the second quarter of 2020. Nevertheless, most payment deferrals ended in the third quarter of 2020, with only 0.2% of total loans remaining at March 31, 2022 compared to 30% at June 30, 2020. Even though OFG’s liquidity was impacted by loan principal and interest payment deferrals that were granted for certain customers due to Covid-19, liquidity has been growing from the federal stimulus programs Puerto Rico is receiving following 2017’s Hurricane Maria, the early 2020 earthquakes, and the Covid-19 pandemic. However, liquidity can be further affected by a number of factors such as, counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from the Covid-19 pandemic, inflation and the war in Ukraine, we continue monitoring our liquidity position, specifically cash on hand to meet customer demands.

Although OFG expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption or if negative developments occur with respect to OFG, the availability and cost of OFG’s funding sources could be adversely affected. In that event, OFG’s cost of funds may increase, thereby reducing its net interest income, or OFG may need to dispose of a portion of its investment portfolio, which depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon any such dispositions. OFG’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by OFG or market-related events. In the event that such sources of funds are reduced or eliminated and OFG is not able to replace these on a cost-effective basis, OFG may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.
As of March 31, 2022, OFG had approximately $1.856 billion in unrestricted cash and cash equivalents, $1.040 billion in investment securities that are not pledged as collateral, and $664.3 million in borrowing capacity at the FHLB-NY.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
OFG’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of OFG’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of OFG’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, OFG’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by OFG in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within OFG to disclose material information otherwise required to be set forth in OFG’s periodic reports.
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K) describes market, credit, and business operations risk factors that could affect our businesses, results of operations or financial condition. On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. As these conditions and circumstances have evolved subsequent to our 2021 Form 10-K filing, the following supplements the risk factors described in our 2021 Form 10-K.

Terrorist attacks and threats of war may impact all aspects of our operations, revenues, costs and stock price.

The recent special military actions of the Russian Federation and its invasion of Ukraine and the resulting geopolitical uncertainty are likely to have a significant impact on the European Union, the United Kingdom and other countries, including the U.S. The threat that these military operations may expand beyond Ukraine may have a negative impact as well. Significant increases in the price of oil and natural gas and food have occurred and are likely to continue putting additional inflationary pressures on central banks, including the FRB. It is expected that interest rate hikes already announced by the FRB will continue to occur in 2022, but the amount, timing, and frequency of such increases are not fully known at this time. The Russian Federation has also threatened increased cyberattacks and the possibility of nuclear escalation as part of its recent actions which could affect the Bank and its customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Republic, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline. They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which is expected to slow international trade and make such transactions costlier to accomplish which could also negatively affect OFG and its customers. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have stopped doing business with Russia, which may negatively affect the profitability of those companies. The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price. The full impact of the recent actions by the Russian Federation regarding Ukraine are not known at this time, but they could result in economic disruption, heightened volatility in financial markets and diminished consumer, business and investor confidence, among others, adversely impacting our business, financial condition, results of operation, and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2022, the Company announced the approval by the Board of Directors of a new stock repurchase program to purchase an additional $100 million of the Company’s common stock in the open market. Any shares of common stock repurchased are held by the Company as treasury shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended March 31, 2022, the Company purchased 1,219,132 shares under this program for a total of $33.5 million, at an average price of $27.46 per share.
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the quarter ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
1/1/2022 - 1/31/2022	700,000	$27.52	700,000	$80,737
2/1/2022 - 2/28/2022	287,548	27.52	287,548	72,825
3/1/2022 - 3/31/2022	231,584	27.22	231,584	66,521
Total	1,219,132	$27.46	1,219,132	$66,521
The number of shares that may yet be purchased under the current $100 million program is estimated at 2,497,051 and was calculated by dividing the remaining balance of $66.5 million by $26.64 (closing price of the Company’s common stock at March 31, 2022). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during quarter ended March 31, 2022.
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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: May 6, 2022
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: May 6, 2022
Maritza Arizmendi Díaz Chief Financial Officer

By:	/s/ Krisen Aguirre Torres	Dated: May 6, 2022
Krisen Aguirre Torres Director, Reporting and Accounting Control