Form 10-Q
period 2022-06-30
OFG BANCORP
filed 2022-08-05
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-12647
OFG Bancorp
(Exact Name of registrant as specified in its charter)

Commonwealth of Puerto Rico	66-0538893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 Muñoz Rivera Avenue	00918
San Juan, Puerto Rico	(Zip code)
(Address of principal executive offices)

(787) 771-6800
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value $1.00 per share	OFG	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☑	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company
						☐	Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
47,553,723 common shares ($1.00 par value per share) outstanding as of July 31, 2022

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
•unforeseen or catastrophic events, including extreme weather events, other natural disasters, man-made disasters, pandemics, war or other international conflicts (including the ongoing conflict between Russia and Ukraine) and acts of terrorism (including cyber-attacks), or utility disruptions, which could cause a disruption in our operations or other adverse consequences for our business;
•the impact of property, credit and other losses in Puerto Rico as a result of hurricanes, earthquakes and other natural disasters;
•the amount of government financial assistance for the reconstruction of Puerto Rico’s infrastructure, which was impacted by hurricane Maria in 2017 and earthquakes in 2020;
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
All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to OFG as of the date of this Quarterly Report, and other than as required by law, including the requirements of applicable securities laws, OFG assumes no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

	June 30,	December 31,
	2022	2021
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$1,302,199	$2,014,523
Money market investments	4,913	8,952
Total cash and cash equivalents	1,307,112	2,023,475
Restricted cash	169	175
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2021 - $162)	13	20
Investment securities available-for-sale, at fair value, with amortized cost of $1,217,883 (December 31, 2021 - $503,421); no allowance for credit losses	1,159,570	510,713
Investment securities held-to-maturity, at amortized cost, with fair value of $501,747 (December 31, 2021 - $363,653); no allowance for credit losses	547,832	367,507
Equity securities	19,848	17,578
Total investments	1,727,263	895,818
Loans:
Loans held-for-sale, at lower of cost or fair value	41,588	82,662
Loans held for investment, net of allowance for credit losses of $159,039 (December 31, 2021 - $155,937)	6,543,622	6,246,649
Total loans	6,585,210	6,329,311
Other assets:
Foreclosed real estate	15,061	15,039
Accrued interest receivable	58,371	56,560
Deferred tax asset, net	76,101	99,063
Premises and equipment, net	101,848	92,124
Customers' liability on acceptances	27,150	35,329
Servicing assets	49,280	48,973
Goodwill	86,069	86,069
Other intangible assets	31,800	36,093
Operating lease right-of-use assets	27,699	28,846
Other assets	154,641	152,845
Total assets	$10,247,774	$9,899,720
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2022 AND DECEMBER 31, 2021 (CONTINUED)

	June 30,	December 31,
	2022	2021
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,459,104	$5,204,340
Savings accounts	2,433,819	2,177,780
Time deposits	1,136,647	1,220,998
Total deposits	9,029,570	8,603,118
Borrowings:
Advances from FHLB	27,586	28,488
Subordinated capital notes	—	36,083
Other borrowings	32	—
Total borrowings	27,618	64,571
Other liabilities:
Derivative liabilities	21	804
Acceptances executed and outstanding	27,150	35,329
Operating lease liabilities	29,538	30,498
Accrued expenses and other liabilities	119,065	96,240
Total liabilities	9,232,962	8,830,560
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 47,553,723 shares outstanding (December 31, 2021 - 59,885,234 shares issued; 49,636,352 shares outstanding)	59,885	59,885
Additional paid-in capital	634,612	637,061
Legal surplus	125,365	117,677
Retained earnings	455,590	399,949
Treasury stock, at cost, 12,331,511 shares (December 31, 2021 - 10,248,882 shares)	(211,138)	(150,572)
Accumulated other comprehensive (loss) income, net of tax of $8,646 (December 31, 2021 - $1,328)	(49,502)	5,160
Total stockholders’ equity	1,014,812	1,069,160
Total liabilities and stockholders’ equity	$10,247,774	$9,899,720
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Interest income:
Loans	$111,357	$110,055	$218,922	$218,260
Mortgage-backed securities	7,438	2,556	11,759	4,597
Investment securities and other	3,427	846	4,490	1,576
Total interest income	122,222	113,457	235,171	224,433
Interest expense:
Deposits	6,944	10,460	13,985	22,484
Advances from FHLB and other borrowings	184	452	377	911
Subordinated capital notes	—	294	521	589
Total interest expense	7,128	11,206	14,883	23,984
Net interest income	115,094	102,251	220,288	200,449
Provision for (recapture of) credit losses	6,691	(8,305)	8,242	(1,981)
Net interest income after provision for credit losses	108,403	110,556	212,046	202,430
Non-interest income:
Banking service revenue	18,141	18,251	35,703	34,748
Wealth management revenue	8,270	8,263	16,127	15,651
Mortgage banking activities	4,803	4,540	10,585	10,113
Total banking and financial service revenues	31,214	31,054	62,415	60,512

Net gain on:
Early extinguishment of debt	—	—	42	—
Other non-interest income	4,996	1,143	5,359	2,098
Total non-interest income, net	36,210	32,197	67,816	62,610
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2022 AND 2021 (CONTINUED)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	34,730	32,919	69,498	65,537
Occupancy, equipment and infrastructure costs	12,861	12,528	24,777	25,656
Electronic banking charges	9,722	9,316	19,508	17,548
Information technology expenses	5,528	5,532	10,332	9,786
Professional and service fees	7,362	5,399	12,783	9,935
Taxes, other than payroll and income taxes	3,266	3,617	6,573	7,278
Insurance	2,429	2,673	5,064	5,129
Loan servicing and clearing expenses	2,243	1,942	4,165	3,782
Advertising, business promotion, and strategic initiatives	1,827	1,707	3,889	3,137
Communication	1,132	1,039	2,248	2,004
Printing, postage, stationery and supplies	785	941	1,877	2,159
Director and investor relations	346	324	595	623
Pandemic expenses	1,099	1,531	1,980	3,300
Foreclosed real estate and other repossessed assets (income) expenses, net	(1,404)	327	(2,886)	278
Other	3,332	2,881	6,010	4,190
Total non-interest expense	85,258	82,676	166,413	160,342
Income before income taxes	59,355	60,077	113,449	104,698
Income tax expense	18,923	19,250	35,496	33,498
Net income	40,432	40,827	77,953	71,200
Less: dividends on preferred stock	—	—	—	(1,255)
Income available to common shareholders	$40,432	$40,827	$77,953	$69,945
Earnings per common share:
Basic	$0.84	$0.79	$1.61	$1.36
Diluted	$0.84	$0.78	$1.59	$1.35
Average common shares outstanding and equivalents	48,389	52,048	48,933	51,885
Cash dividends per share of common stock	$0.15	$0.08	$0.30	$0.16
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$40,432	$40,827	$77,953	$71,200
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(34,853)	1,404	(65,605)	(3,964)
Unrealized gain on cash flow hedges	350	172	969	419
Other comprehensive (loss) income before taxes	(34,503)	1,576	(64,636)	(3,545)
Income tax effect	5,639	(206)	9,974	123
Other comprehensive (loss) income after taxes	(28,864)	1,370	(54,662)	(3,422)
Comprehensive income	$11,568	$42,197	$23,291	$67,778
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Preferred stock:
Balance at beginning of period	$—	$92,000	$—	$92,000
Redemption of preferred stock	—	(68,000)	—	(68,000)
Balance at end of period	—	24,000	—	24,000
Common stock:
Balance at the beginning and end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	633,796	622,935	637,061	622,652
Stock-based compensation expense	1,031	1,405	2,004	3,614
Lapsed restricted stock units	(215)	(22)	(4,453)	(1,948)
Redemption of preferred stock, issuance costs	—	2,677	—	2,677
Balance at end of period	634,612	626,995	634,612	626,995
Legal surplus:
Balance at beginning of period	121,389	106,165	117,677	103,269
Transfer from retained earnings	3,976	4,070	7,688	6,966
Balance at end of period	125,365	110,235	125,365	110,235
Retained earnings:
Balance at beginning of period	426,320	322,202	399,949	300,096
Net income	40,432	40,827	77,953	71,200
Cash dividends declared on common stock[1]	(7,186)	(4,281)	(14,624)	(8,397)
Cash dividends declared on preferred stock	—	—	—	(1,255)
Transfer to legal surplus	(3,976)	(4,070)	(7,688)	(6,966)
Redemption of preferred stock, issuance costs	—	(2,677)	—	(2,677)
Balance at end of period	455,590	352,001	455,590	352,001
Treasury stock:
Balance at beginning of period	(180,717)	(100,994)	(150,572)	(102,949)
Stock repurchased	(30,632)	—	(64,110)	—
Lapsed restricted stock units and options	211	275	3,544	2,230
Balance at end of period	(211,138)	(100,719)	(211,138)	(100,719)
Accumulated other comprehensive (loss) income, net of tax:
Balance at beginning of period	(20,638)	6,230	5,160	11,022
Other comprehensive (loss) income, net of tax	(28,864)	1,370	(54,662)	(3,422)
Balance at end of period	(49,502)	7,600	(49,502)	7,600
Total stockholders’ equity	$1,014,812	$1,079,997	$1,014,812	$1,079,997
[1] Dividends declared per common share during the quarter ended June 30, 2022 - $0.15 (June 30, 2021 - $0.08). Dividends declared per common share during the six-month period ended June 30, 2022 - $0.30 (June 30, 2021 - $0.16).
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

	Six-Month Period Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$77,953	$71,200
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value (discounts) premiums on loans	(745)	997
Amortization of investment securities premiums, net of accretion of discounts	1,461	1,583
Amortization of other intangible assets	4,293	4,901
Net change in operating leases	187	248
Depreciation and amortization of premises and equipment	7,353	6,913
Deferred income tax expense, net	32,933	8,733
Provision for credit losses	8,241	(1,981)
Stock-based compensation	2,004	3,614
(Gain) loss on:
Sale of loans	(1,169)	(3,833)
Early extinguishment of debt	(42)	—
Foreclosed real estate and other repossessed assets	(8,012)	(2,757)
Sale of other assets	(4,747)	(570)
Originations and purchases of loans held-for-sale	(116,314)	(197,376)
Proceeds from sale of loans held-for-sale	86,596	127,053
Net decrease (increase) in:
Trading securities	7	(7)
Accrued interest receivable	(2,066)	5,947
Servicing assets	(307)	(417)
Other assets	(716)	(3,321)
Net (decrease) increase in:
Accrued interest on deposits and borrowings	(151)	(578)
Accrued expenses and other liabilities	2,924	48,085
Net cash provided by operating activities	89,683	68,434

See notes to unaudited consolidated financial statements

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2022 AND 2021 (CONTINUED)
	Six-Month Period Ended June 30,
	2022	2021
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(719,459)	(27,886)
Investment securities held-to-maturity	(196,742)	(126,777)
FHLB stock	(122)	—
Equity securities	(2,189)	(5,206)
Maturities and redemptions of:
Investment securities available-for-sale	57,288	51,129
Investment securities held-to-maturity	16,153	1,578
FHLB stock	41	737
Proceeds from sales of:
Foreclosed real estate and other repossessed assets, including write-offs	26,270	19,581
Premises and equipment	4,747	570
Origination and purchase of loans, excluding loans held-for-sale	(1,498,059)	(1,003,889)
Principal repayment of loans	1,212,135	1,093,923
Additions to premises and equipment	(17,380)	(9,633)
Net cash used in investing activities	$(1,117,317)	$(5,873)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	426,547	629,322
Subordinated capital notes	(36,041)	—
FHLB advances, federal funds purchased, and other borrowings	(889)	(2,397)
Exercise of stock options with treasury shares	(909)	282
Purchase of treasury stock	(64,110)	—
Redemption of preferred stock	—	(68,000)
Dividends paid on preferred stock	—	(1,255)
Dividends paid on common stock	(13,333)	(8,397)
Net cash provided by financing activities	$311,265	$549,555
Net change in cash, cash equivalents and restricted cash	(716,369)	612,116
Cash, cash equivalents and restricted cash at beginning of period	2,023,650	2,155,577
Cash, cash equivalents and restricted cash at end of period	$1,307,281	$2,767,693

	Six-Month Period Ended June 30,
	2022	2021
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$1,302,199	$2,756,288
Money market investments	4,913	11,206
Restricted cash	169	199
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,307,281	$2,767,693

OFG BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2022 AND 2021 (CONTINUED)
	Six-Month Period Ended June 30,
	2022	2021
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$11,758	$17,210
Income taxes paid	$3,740	$880
Operating lease liabilities paid	$5,031	$5,976
Mortgage loans held-for-sale securitized into mortgage-backed securities	$53,488	$83,909
Transfer from loans to foreclosed real estate and other repossessed assets	$19,693	$20,637
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$—	$17,993
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$18,000	$4,178
Financed sales of foreclosed real estate	$825	$407
Delinquent loans booked under the GNMA buy-back option	$33,431	$28,118
See notes to unaudited consolidated financial statements

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), and OFG Ventures LLC (“OFG Ventures”), which holds certain equity investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, auto leasing and lending, financial planning, insurance sales, money management, investment banking and securities brokerage services, as well as corporate and individual trust services.
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”). Operating results for six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Company evaluated subsequent events through the filing date of its Quarterly Report on Form 10-Q with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes.
Recently Adopted Accounting Standards Updates
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued ASU 2020-06 to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. OFG was not impacted by the adoption of this ASU since it does not hold these instruments.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accounting Standards Updated Not Yet Adopted
Fair Value Measurements—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions Disclosures. In June 2022, the FASB issued ASU 2022-03 to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain disclosures for equity securities subject to contractual restrictions. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Entities are permitted to early adopt these amendments, including adoption in any interim period. The amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. Upon adoption of this ASU, OFG will consider this guidance for equity securities subject to contractual sale restrictions.
Financial Instruments—Credit Losses Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued ASU 2022-02 to address the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-402 and amend the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities are permitted to early adopt these amendments, including adoption in any interim period, provided that the amendments are adopted as of the beginning of the annual reporting period that includes the interim period of adoption. In addition, entities are permitted to elect to early adopt the amendments related to TDR accounting and related disclosure enhancements separately from the amendments related to the vintage disclosures. OFG is currently evaluating the impact on its presentation and disclosures upon adoption of this standard.
For other recently issued Accounting Standards Updates not yet effective, refer to Note 1 to the Consolidated Financial Statements included in the 2021 Form 10-K.
NOTE 2 – RESTRICTED CASH
OFG has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At June 30, 2022 and December 31, 2021, OFG delivered as collateral cash amounting to approximately $169 thousand and $175 thousand, respectively.
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered June 30, 2022 was $488.3 million (December 31, 2021 - $456.5 million). At June 30, 2022 and December 31, 2021, the Bank complied with this requirement. Cash and due from bank, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2022 and December 31, 2021, money market instruments included as part of cash and cash equivalents amounted to $4.9 million and $9.0 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at June 30, 2022 and December 31, 2021 were as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$1,759	$—	$31	$1,728	2.12%
Due from 5 to 10 years	76,908	—	2,005	74,903	1.95%
Due after 10 years	795,150	948	33,267	762,831	2.82%
Total FNMA and FHLMC certificates	873,817	948	35,303	839,462	2.74%
GNMA Securities
Due from 1 to 5 years	15,130	—	431	14,699	1.63%
Due from 5 to 10 years	28,190	38	997	27,231	2.03%
Due after 10 years	268,591	616	22,780	246,427	2.52%
Total GNMA certificates	311,911	654	24,208	288,357	2.44%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	14,809	—	391	14,418	1.79%
Due from 5 to 10 years	3,223	—	79	3,144	1.82%
Due after 10 years	1,091	—	13	1,078	4.88%
Total CMOs issued by US government-sponsored agencies	19,123	—	483	18,640	1.97%
Total mortgage-backed securities	1,204,851	1,602	59,994	1,146,459	2.64%
Investment securities
US Treasury securities
Due less than 1 year	10,734	—	1	10,733	1.53%
Other debt securities
Due less than 1 year	500	—	—	500	0.57%
Due from 1 to 5 years	1,798	81	1	1,878	5.50%
Total other debt securities	2,298	81	1	2,378	4.43%
Total investment securities	13,032	81	2	13,111	2.04%
Total securities available for sale	$1,217,883	$1,683	$59,996	$1,159,570	2.64%

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$351,016	$—	$47,628	$303,388	1.70%
Investment securities
US Treasury securities
Due from 1 to 5 years	196,816	1,543	—	198,359	3.36%
Total securities held-to-maturity	$547,832	$1,543	$47,628	$501,747	2.30%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 5 to 10 years	$90,560	2,502	$—	$93,062	1.94%
Due after 10 years	93,440	—	3,200	90,240	1.37%
Total FNMA and FHLMC certificates	184,000	2,502	3,200	183,302	1.65%
GNMA Securities
Due from 1 to 5 years	10,536	233	1	10,768	1.66%
Due from 5 to 10 years	26,419	556	—	26,975	1.80%
Due after 10 years	244,106	6,927	198	250,835	2.40%
Total GNMA certificates	281,061	7,716	199	288,578	2.32%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	1,788	22	—	1,810	1.70%
Due from 5 to 10 years	20,705	299	—	21,004	1.81%
Due after 10 years	1,601	16	1	1,616	4.24%
Total CMOs issued by US government-sponsored agencies	24,094	337	1	24,430	1.96%
Total mortgage-backed securities	489,155	10,555	3,400	496,310	2.05%
Investment securities
US Treasury securities
Due less than 1 year	10,737	88	—	10,825	1.48%
Obligations of US government-sponsored agencies
Due less than 1 year	1,182	1	—	1,183	1.40%
Other debt securities
Due less than 1 year	500	—	—	500	0.57%
Due from 1 to 5 years	1,847	48	—	1,895	5.43%
Total other debt securities	2,347	48	—	2,395	4.39%
Total investment securities	14,266	137	—	14,403	1.95%
Total securities available for sale	$503,421	$10,692	$3,400	$510,713	2.05%

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$367,507	$—	$3,854	$363,653	1.71%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment securities as of June 30, 2022 include $231.8 million pledged to secure government deposits, derivatives and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $231.3 million serve as collateral for public funds. Investment securities as of December 31, 2021 include $145.6 million pledged to secure government deposits, derivatives and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $143.8 million serve as collateral for public funds.
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

At June 30, 2022 and December 31, 2021, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption.
At both June 30, 2022 and December 31, 2021, the Bank’s international banking entities held short-term US Treasury securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”).
During the six-month periods ended June 30, 2022 and 2021, OFG retained securitized GNMA pools totaling $53.5 million and $84.0 million amortized cost, respectively, at a yield of 3.11% and 2.66%, respectively, from its own originations.
There were no sales of securities during the six-month periods ended June 30, 2022 and 2021.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at June 30, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2022
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$89,333	$15,279	$74,054
GNMA certificates	499	73	426
	$89,832	$15,352	$74,480

	June 30, 2022
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$19,123	$483	$18,640
FNMA and FHLMC certificates	664,722	20,024	644,698
GNMA certificates	282,987	24,135	258,852
US Treasury securities	734	1	733
Other debt securities	298	1	297
	967,864	44,644	923,220
Held-to-maturity
FNMA and FHLMC certificates	$351,016	$47,628	$303,388

	June 30, 2022
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$19,123	$483	$18,640
FNMA and FHLMC certificates	754,055	35,303	718,752
GNMA certificates	283,486	24,208	259,278
US Treasury Securities	734	1	733
Other debt securities	298	1	297
	1,057,696	59,996	997,700
Held-to-maturity
FNMA and FHLMC certificates	$351,016	$47,628	$303,388

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$500	$1	$499
FNMA and FHLMC certificates	93,440	3,200	90,240
GNMA certificates	5,022	199	4,823
	98,962	3,400	95,562
Held-to-maturity
FNMA and FHLMC certificates	$367,507	$3,854	$363,653

OFG had no investment securities in a continuous loss position for 12 months or more at December 31, 2021.
NOTE 4 - LOANS
OFG’s loan portfolio is composed of four segments: commercial, mortgage, consumer, and auto loans and leases. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio. The composition of the amortized cost basis of OFG’s loan portfolio at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022			December 31, 2021
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$932,165	$147,362	$1,079,527	$883,994	$176,186	$1,060,180
Other commercial and industrial	832,309	26,920	859,229	759,172	28,149	787,321
Other commercial and industrial - Paycheck Protection Program (PPP Loans)	33,304	—	33,304	86,889	—	86,889
US commercial loans	623,807	—	623,807	444,940	—	444,940
	2,421,585	174,282	2,595,867	2,174,995	204,335	2,379,330
Mortgage	708,755	1,099,097	1,807,852	718,848	1,188,423	1,907,271
Consumer:
Personal loans	440,419	402	440,821	346,859	546	347,405
Credit lines	13,597	296	13,893	14,775	370	15,145
Credit cards	44,074	—	44,074	46,795	—	46,795
Overdraft	314	—	314	330	—	330
	498,404	698	499,102	408,759	916	409,675
Auto and leasing	1,791,052	8,788	1,799,840	1,693,029	13,281	1,706,310
	5,419,796	1,282,865	6,702,661	4,995,631	1,406,955	6,402,586
Allowance for credit losses	(143,896)	(15,143)	(159,039)	(132,065)	(23,872)	(155,937)
Total loans held for investment, net	5,275,900	1,267,722	6,543,622	4,863,566	1,383,083	6,246,649
Mortgage loans held for sale	26,947	—	26,947	51,096	—	51,096
Other loans held for sale	14,641	—	14,641	31,566	—	31,566
Total loans held for sale	41,588	—	41,588	82,662	—	82,662
Total loans, net	$5,317,488	$1,267,722	$6,585,210	$4,946,228	$1,383,083	$6,329,311

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the six-month period ended June 30, 2022, OFG sold $21.9 million of past due mortgage loans held for sale. These mortgage loans were transferred to held for sale during the fourth quarter of 2021.
At June 30, 2022 and December 31, 2021, OFG had carrying balances of $86.3 million and $87.3 million, respectively, in loans held for investment granted to the Puerto Rico government, including its municipalities and public corporations, as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government amounting to $86.3 million and $86.2 million at June 30, 2022 and December 31, 2021, respectively, are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. At December 31, 2021, total loan exposure to the Puerto Rico government included a $1.1 million purchased credit-deteriorated (“PCD”) loan granted to a public corporation classified as non-accrual, which was repaid during the six-month period ended June 30, 2022.
The tables below present the aging of the amortized cost of loans held for investment at June 30, 2022 and December 31, 2021, by class of loans. Mortgage loans past due include $33.4 million and $14.5 million of delinquent loans in the GNMA buy-back option program at June 30, 2022 and December 31, 2021, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$1,529	$2,903	$6,502	$10,934	$921,231	$932,165	$—
Other commercial and industrial	1,481	88	741	2,310	863,303	865,613	—
US commercial loans	—	—	—	—	623,807	623,807	—
	3,010	2,991	7,243	13,244	2,408,341	2,421,585	—
Mortgage	6,995	6,942	55,669	69,606	639,149	708,755	1,301
Consumer
Personal loans	4,279	1,951	1,207	7,437	432,982	440,419	—
Credit lines	261	150	164	575	13,022	13,597	—
Credit cards	702	362	604	1,668	42,406	44,074	—
Overdraft	57	—	—	57	257	314	—
	5,299	2,463	1,975	9,737	488,667	498,404	—
Auto and leasing	63,599	27,808	15,230	106,637	1,684,415	1,791,052	—
Total loans	$78,903	$40,204	$80,117	$199,224	$5,220,572	$5,419,796	$1,301

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$2,210	$102	$8,446	$10,758	$873,236	$883,994	$—
Other commercial and industrial	1,886	538	946	3,370	842,691	846,061	—
US commercial loans	—	—	—	—	444,940	444,940	—
	4,096	640	9,392	14,128	2,160,867	2,174,995	—
Mortgage	8,704	7,855	43,468	60,027	658,821	718,848	2,346
Consumer
Personal loans	2,382	1,131	1,116	4,629	342,230	346,859	—
Credit lines	531	141	227	899	13,876	14,775	—
Credit cards	610	336	631	1,577	45,218	46,795	—
Overdraft	130	14	—	144	186	330	—
	3,653	1,622	1,974	7,249	401,510	408,759	—
Auto and leasing	60,038	30,234	13,461	103,733	1,589,296	1,693,029	—
Total loans	$76,491	$40,351	$68,295	$185,137	$4,810,494	$4,995,631	$2,346
Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the tables above.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans on nonaccrual status as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$17,088	$18,134	$35,222	$16,299	$19,538	$35,837
Other commercial and industrial	2,698	294	2,992	1,284	483	1,767
US commercial loans	8,992	—	8,992	—	—	—
	28,778	18,428	47,206	17,583	20,021	37,604
Mortgage	14,062	9,319	23,381	16,428	12,840	29,268
Consumer
Personal loans	882	338	1,220	1,143	302	1,445
Personal lines of credit	164	—	164	226	—	226
Credit cards	603	—	603	632	—	632
	1,649	338	1,987	2,001	302	2,303
Auto and leasing	15,328	1	15,329	19,827	2	19,829
Total	$59,817	$28,086	$87,903	$55,839	$33,165	$89,004

PCD:
Commercial
Commercial secured by real estate	$3,406	$6,611	$10,017	$5,205	$6,198	$11,403
Other commercial and industrial	—	40	40	1,102	40	1,142
	3,406	6,651	10,057	6,307	6,238	12,545
Mortgage	261	—	261	334	—	334
Total	$3,667	$6,651	$10,318	$6,641	$6,238	$12,879
Total non-accrual loans	$63,484	$34,737	$98,221	$62,480	$39,403	$101,883
The determination of nonaccrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
Delinquent residential mortgage loans insured or guaranteed under applicable Federal Housing Administration (“FHA”) and United States Department of Veterans Affairs (“VA”) programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans.
At June 30, 2022 and December 31, 2021, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $150.0 million and $125.9 million, respectively, as they were performing under their modified terms.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Modifications
OFG offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure. The amount of outstanding commitments to lend additional funds to commercial borrowers whose terms have been modified in TDRs amounted to $2.7 million and $3.7 million at June 30, 2022 and December 31, 2021, respectively.
The following table presents the troubled-debt restructurings in all loan portfolios as of June 30, 2022 and December 31, 2021.

	June 30, 2022				December 31, 2021
	Accruing	Non-accruing	Total	Related Allowance	Accruing	Non-accruing	Total	Related Allowance
	(In thousands)
Commercial loans:
Commercial secured by real estate	$30,987	$14,033	$45,020	$273	$10,981	$14,444	$25,425	$202
Other commercial and industrial	2,532	403	2,935	54	2,785	473	3,258	41
US commercial loans	7,203	—	7,203	197	7,156	—	7,156	126
	40,722	14,436	55,158	524	20,922	14,917	35,839	369
Mortgage	106,658	8,981	115,639	3,106	101,487	9,475	110,962	3,867
Consumer:
Personal loans	2,519	13	2,532	122	3,275	139	3,414	159
Auto and leasing	97	1	98	4	203	8	211	11
Total loans	$149,996	$23,431	$173,427	$3,756	$125,887	$24,539	$150,426	$4,406

The following tables present the troubled-debt restructurings by loan portfolios and modification type as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$8,093	$25,777	$7,947	$3,203	$45,020
Other commercial and industrial	818	1,600	493	24	2,935
US commercial loans	7,203	—	—	—	7,203
	16,114	27,377	8,440	3,227	55,158
Mortgage	36,793	7,747	37,519	33,580	115,639
Consumer:
Personal loans	1,088	204	1,126	114	2,532
Auto and leasing	44	—	25	29	98
Total loans	$54,039	$35,328	$47,110	$36,950	$173,427

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$8,461	$1,227	$12,401	$3,336	$25,425
Other commercial and industrial	723	1,985	522	28	3,258
US commercial loans	7,156	—	—	—	7,156
	16,340	3,212	12,923	3,364	35,839
Mortgage	37,307	6,796	32,456	34,403	110,962
Consumer:
Personal loans	1,496	287	1,430	201	3,414
Auto and leasing	74	—	28	109	211
Total loans	$55,217	$10,295	$46,837	$38,077	$150,426
TDRs disclosed above were not related to Covid-19 modifications. Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an option to elect to not account for certain loan modifications related to Covid-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 and at the time of implementation of the modification program, and the borrowers meet other applicable criteria. At June 30, 2022, there were $9.7 million (December 31, 2021 - $28.0 million) of loans deferred from the Covid-19 pandemic that were not classified as a TDR, which consists of FHA and VA insured mortgage loans.
At June 30, 2022 and December 31, 2021, TDR mortgage loans include $47.7 million and $40.8 million, respectively, of government-guaranteed loans (e.g. FHA/VA).
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the TDR tables.
Loan modifications that are considered TDR loans completed during the quarters and six-month periods ended June 30, 2022 and 2021 were as follows:

	Quarter Ended June 30, 2022
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	36	$4,333	4.58%	267	$4,608	3.68%	344
Commercial	2	37,808	3.51%	133	37,808	3.61%	187
Consumer	1	9	20.95%	72	9	10.95%	72

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2022
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	72	$9,033	4.55%	270	$9,471	3.57%	343
Commercial	4	38,703	3.56%	131	38,560	3.63%	184
Consumer	2	22	19.27%	79	22	10.95%	79

	Quarter Ended June 30, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	44	5,104	4.24%	303	4,880	3.59%	349
Commercial	1	991	4.25%	175	880	5.75%	60
Consumer	7	139	12.76%	72	139	9.47%	76
Auto and leasing	3	44	13.15%	78	44	10.15%	73

	Six-Month Period Ended June 30, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	70	$8,661	4.14%	302	$8,460	3.60%	342
Commercial	3	1,176	4.72%	157	1,085	5.95%	60
Consumer	9	155	12.65%	70	156	9.52%	75
Auto and leasing	8	126	9.04%	70	126	9.93%	49

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended June 30, 2022 and 2021:

	Twelve-Month Period Ended June 30,
	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	7	$800	19	$2,191
Consumer	3	$47	1	$14
Auto and leasing	—	$—	11	$64
As of June 30, 2022 and December 31, 2021, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $14.9 million and $16.9 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through the respective territory’s courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and title issues.
Collateral-dependent Loans
The table below presents the amortized cost of collateral-dependent loans held for investment at June 30, 2022 and December 31, 2021, by class of loans.

	June 30, 2022	December 31, 2021
	(In thousands)
Commercial loans:
Commercial secured by real estate	$21,565	$10,233
PCD loans, except for single pooled loans, are not included in the table above as their unit of account is the loan pool.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Credit Quality Indicators
OFG categorizes its loans into loan grades based on relevant information about the ability of borrowers to service their debts, such as economic conditions, portfolio risk characteristics, prior loss experience, and the results of periodic credit reviews of individual loans.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of June 30, 2022 and based on the most recent analysis performed, the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$136,168	$181,469	$121,765	$111,269	$67,813	$186,450	$42,048	$846,982
Special Mention	—	—	608	31,749	4,353	7,463	685	44,858
Substandard	—	8,689	10,080	167	511	16,643	3,694	39,784
Doubtful	—	—	—	—	—	18	523	541
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	136,168	190,158	132,453	143,185	72,677	210,574	46,950	932,165
Other commercial and industrial:
Loan grade:
Pass	57,167	224,278	81,381	39,130	58,787	14,136	382,607	857,486
Special Mention	—	9	29	680	1,954	—	2,217	4,889
Substandard	126	57	175	196	503	120	2,015	3,192
Doubtful	—	—	—	—	—	—	46	46
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	57,293	224,344	81,585	40,006	61,244	14,256	386,885	865,613
US commercial loans:
Loan grade:
Pass	54,361	85,534	57,794	37,559	52,194	—	314,371	601,813
Special Mention	—	—	—	—	4,912	—	—	4,912
Substandard	887	—	7,203	1,538	2,958	—	—	12,586
Doubtful	—	—	—	—	4,496	—	—	4,496
Loss	—	—	—	—	—	—	—	—
Total US commercial loans:	55,248	85,534	64,997	39,097	64,560	—	314,371	623,807
Total commercial loans	$248,709	$500,036	$279,035	$222,288	$198,481	$224,830	$748,206	$2,421,585

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
At June 30, 2022 and December 31, 2021, the balance of revolving loans converted to term loans was $70.1 million and $37.5 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans based on payment activity as of June 30, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$10,017	$26,538	$16,966	$15,111	$17,007	$589,770	$—	$—	$675,409
Nonperforming	—	—	123	858	462	31,903	—	—	33,346
Total mortgage loans:	10,017	26,538	17,089	15,969	17,469	621,673	—	—	708,755
Consumer:
Personal loans:
Payment performance:
Performing	180,716	142,304	40,917	45,414	19,418	10,430	—	—	439,199
Nonperforming	33	295	162	194	168	368	—	—	1,220
Total personal loans	180,749	142,599	41,079	45,608	19,586	10,798	—	—	440,419
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	13,433	—	13,433
Nonperforming	—	—	—	—	—	—	164	—	164
Total credit lines	—	—	—	—	—	—	13,597	—	13,597
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	43,471	—	43,471
Nonperforming	—	—	—	—	—	—	603	—	603
Total credit cards	—	—	—	—	—	—	44,074	—	44,074
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	314	—	314
Nonperforming	—	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	314	—	314
Total consumer loans	180,749	142,599	41,079	45,608	19,586	10,798	57,985	—	498,404
Total mortgage and consumer loans	$190,766	$169,137	$58,168	$61,577	$37,055	$632,471	$57,985	$—	$1,207,159

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans based on payment activity as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$18,486	$16,585	$15,461	$19,261	$24,872	$584,792	$—	$—	$679,457
Nonperforming	—	126	129	510	1,830	36,796	—	—	39,391
Total mortgage loans:	18,486	16,711	15,590	19,771	26,702	621,588	—	—	718,848
Consumer:
Personal loans:
Payment performance:
Performing	175,273	55,960	65,425	29,808	12,287	6,661	—	—	345,414
Nonperforming	296	239	411	143	20	336	—	—	1,445
Total personal loans	175,569	56,199	65,836	29,951	12,307	6,997	—	—	346,859
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	14,549	—	14,549
Nonperforming	—	—	—	—	—	—	226	—	226
Total credit lines	—	—	—	—	—	—	14,775	—	14,775
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	46,163	—	46,163
Nonperforming	—	—	—	—	—	—	632	—	632
Total credit cards	—	—	—	—	—	—	46,795	—	46,795
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	330	—	330
Nonperforming	—	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	330	—	330
Total consumer loans	175,569	56,199	65,836	29,951	12,307	6,997	61,900	—	408,759
Total mortgage and consumer loans	$194,055	$72,910	$81,426	$49,722	$39,009	$628,585	$61,900	$—	$1,127,607

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans and leases based on FICO score. The following table presents the amortized cost in auto loans and leases based on their most recent FICO score as of June 30, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Auto and leasing:
FICO score:
1-660	78,283	149,018	76,504	66,065	52,072	43,198	465,140
661-699	76,782	124,169	53,105	36,849	27,029	19,624	337,558
700+	164,107	247,689	163,079	159,093	109,330	71,625	914,923
No FICO	13,379	20,182	11,555	14,032	8,201	6,082	73,431
Total auto and leasing:	$332,551	$541,058	$304,243	$276,039	$196,632	$140,529	$1,791,052
The following table presents the amortized cost in auto loans and leases based on their most recent FICO score as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Auto and leasing:
FICO score:
1-660	161,534	90,402	80,745	65,681	38,001	23,171	459,534
661-699	134,507	68,422	48,173	33,854	16,761	10,534	312,251
700+	245,148	180,737	184,307	133,098	63,229	38,474	844,993
No FICO	26,759	13,580	17,062	10,119	5,515	3,216	76,251
Total auto and leasing:	$567,948	$353,141	$330,287	$242,752	$123,506	$75,395	$1,693,029

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
At June 30, 2022, OFG used an economic probability weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario. Except for the US loan segment that was updated to the same level of probability in both economic scenarios. In addition, the ACL at June 30, 2022 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models such as commercial loans concentrated in certain industries and consumer retail portfolios. There are still many unknowns including the duration of the impact of Covid-19 on the economy and the results of the government fiscal and monetary actions resulting from the effect of inflation. Also, geopolitical tension resulted from the military conflict between Ukraine and Russia, which will put more pressure on inflation due to its disruption of oil, natural gas and other commodity markets.

As of June 30, 2022, the allowance for credit losses increased by $3.1 million when compared to December 31, 2021. The provision for credit losses for the six-month period ended June 30, 2022 reflected a provision of $9.1 million related to the growth in loan balances and a provision of $9.5 million related to commercial-specific loan reserves due to certain commercial loans placed in non-accrual status, offset by a $9.6 million release associated with qualitative adjustment due to improvement in the performance of the portfolios and in Puerto Rico’s labor market.

The net charge-offs for the six-month period ended June 30, 2022, amounted to $5.1 million, a decrease of $6.1 million compared to the same period of 2021. The decrease is mainly due to a reduction of $7.0 million in mortgage loans and $1.5 million in consumer loans, offset by an increase of $1.3 million in auto loans and leases, and $1.1 million in commercial loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the activity in OFG’s allowance for credit losses by segment for the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30, 2022
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$37,097	$14,952	$21,100	$64,195	$137,344
Provision for (recapture of) credit losses	7,368	(3,122)	4,521	3,535	12,302
Charge-offs	(2,907)	(259)	(3,307)	(6,428)	(12,901)
Recoveries	456	335	795	5,565	7,151
Balance at end of period	$42,014	$11,906	$23,109	$66,867	$143,896
PCD:
Balance at beginning of period	$3,622	$15,881	$31	$197	$19,731
Recapture of provision for credit losses	(1,444)	(4,183)	(16)	(152)	(5,795)
Charge-offs	—	(183)	(8)	(75)	(266)
Recoveries	249	1,026	13	185	1,473
Balance at end of period	$2,427	$12,541	$20	$155	$15,143
Total allowance for credit losses at end of period	$44,441	$24,447	$23,129	$67,022	$159,039

	Six-Month Period Ended June 30, 2022
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$32,262	$15,299	$19,141	$65,363	$132,065
Provision for (recapture of) credit losses	12,555	(5,540)	8,484	5,366	20,865
Charge-offs	(3,451)	(262)	(5,966)	(14,318)	(23,997)
Recoveries	648	2,409	1,450	10,456	14,963
Balance at end of period	$42,014	$11,906	$23,109	$66,867	$143,896
PCD:
Balance at beginning of period	$4,508	$19,018	$34	$312	$23,872
Recapture of provision for credit losses	(5,319)	(7,031)	(3)	(290)	(12,643)
Charge-offs	(34)	(1,317)	(47)	(189)	(1,587)
Recoveries	3,272	1,871	36	322	5,501
Balance at end of period	$2,427	$12,541	$20	$155	$15,143
Total allowance for credit losses at end of period	$44,441	$24,447	$23,129	$67,022	$159,039

Total commercial charge-offs for the quarter and six-month period ended June 30, 2022 includes a $2.5 million charge-off from a previously reserved commercial loan sold during the quarter ended June 30, 2022.

Total recoveries for the six-month period ended June 30, 2022 includes a $2.8 million recovery from a Puerto Rico government public corporation PCD commercial loan repaid during the first quarter of 2022 and $1.1 million recoveries associated with the final settlement of the past due mortgage loans transferred to held for sale during the fourth quarter of 2021 and subsequently sold during the first quarter of 2022.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2021
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$47,683	$17,035	$21,191	$71,069	$156,978
(Recapture of) provision for credit losses	(4,503)	(592)	74	(2,538)	(7,559)
Charge-offs	(653)	(268)	(2,897)	(5,170)	(8,988)
Recoveries	996	193	697	5,997	7,883
Balance at end of period	$43,523	$16,368	$19,065	$69,358	$148,314
PCD:
Balance at beginning of period	$14,306	$29,939	$52	$698	$44,995
(Recapture of) provision for credit losses	(1,974)	1,727	(47)	(285)	(579)
Charge-offs	(6)	(1,742)	—	(226)	(1,974)
Recoveries	430	184	33	314	961
Balance at end of period	$12,756	$30,108	$38	$501	$43,403
Total allowance for credit losses at end of period	$56,279	$46,476	$19,103	$69,859	$191,717

	Six-Month Period Ended June 30, 2021
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$45,779	$19,687	$25,253	$70,296	$161,015
(Recapture of) provision for credit losses	(2,961)	(3,071)	(85)	1,501	(4,616)
Charge-offs	(720)	(1,056)	(7,366)	(14,253)	(23,395)
Recoveries	1,425	808	1,263	11,814	15,310
Balance at end of period	$43,523	$16,368	$19,065	$69,358	$148,314
PCD:
Balance at beginning of period	$16,405	$26,389	$57	$943	$43,794
(Recapture of) provision for credit losses	(4,466)	7,721	(52)	(457)	2,746
Charge-offs	(50)	(4,332)	(22)	(682)	(5,086)
Recoveries	867	330	55	697	1,949
Balance at end of period	$12,756	$30,108	$38	$501	$43,403
Total allowance for credit losses at end of period	$56,279	$46,476	$19,103	$69,859	$191,717

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 — FORECLOSED REAL ESTATE
The following tables present the activity related to foreclosed real estate for the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Balance at beginning of period	$15,297	$15,598	$15,039	$11,596
Additions	2,549	2,907	5,729	9,544
Sales	(4,140)	(3,098)	(7,947)	(5,521)
Decline in value	(219)	(671)	(414)	(760)
Other adjustments	1,574	357	2,654	234
Balance at end of period	$15,061	$15,093	$15,061	$15,093
NOTE 7 - SERVICING ASSETS
At June 30, 2022, the fair value of mortgage servicing rights was $49.3 million ($49.0 million — December 31, 2021).
The following table presents the changes in servicing rights measured using the fair value method for the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Fair value at beginning of period	$49,446	$47,911	$48,973	$47,295
Servicing from mortgage securitization or asset transfers	1,150	2,023	2,269	3,443
Changes due to payments on loans	(1,478)	(1,862)	(2,977)	(3,369)
Changes in fair value due to changes in valuation model inputs or assumptions	162	(360)	1,015	343
Fair value at end of period	$49,280	$47,712	$49,280	$47,712
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the six-month periods ended June 30, 2022 and 2021:

	Six-Month Period Ended June 30,
	2022	2021
Constant prepayment rate	3.60% - 22.71%	4.82% - 25.64%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$49,280	$48,973
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(951)	$(1,020)
Decrease in fair value due to 20% adverse change	$(1,872)	$(2,004)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,221)	$(2,175)
Decrease in fair value due to 20% adverse change	$(4,270)	$(4,183)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarters ended June 30, 2022 and 2021 totaled $5.2 million and $5.3 million, respectively. Servicing fees on mortgage loans for the six-month periods ended June 30, 2022 and 2021 totaled $10.2 million and $10.5 million, respectively.
NOTE 8 — DERIVATIVES

OFG’s overall interest rate risk-management strategy incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Derivative instruments that are used as part of OFG’s interest rate risk-management strategy include interest rate swaps and caps.

As of June 30, 2022 and December 31, 2021, the notional amount of derivative contracts outstanding was $27.6 million and $28.5 million respectively. The gross fair value of derivative asset was $187 thousand and $1 thousand, respectively, and the gross fair value of derivatives liabilities was $21 thousand and $804 thousand, respectively. The impact of master netting agreements was not material. As of June 30, 2022 and December 31, 2021, derivative and hedging activities were not material.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
As of June 30, 2022 and December 31, 2021, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment (refer to Note 23 – Business Segments for the definition of OFG’s reportable business segments). There were no changes in the carrying amount of goodwill as of June 30, 2022 and December 31, 2021.
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
OFG performed its annual impairment review of goodwill during the fourth quarter of 2021 using October 31, 2021 as the annual evaluation date and concluded that there was no impairment at December 31, 2021. There were no events that caused OFG to perform interim testing during the six-month period ended June 30, 2022.
The following table reflects the components of other intangible assets subject to amortization at June 30, 2022 and December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
June 30, 2022
Core deposit intangibles	$51,402	$27,048	$24,354
Customer relationship intangibles	17,753	10,354	7,399
Other intangibles	567	520	47
Total other intangible assets	$69,722	$37,922	$31,800
December 31, 2021
Core deposit intangibles	$51,402	$23,772	$27,630
Customer relationship intangibles	17,753	9,385	8,368
Other intangibles	567	472	95
Total other intangible assets	$69,722	$33,629	$36,093

In connection with previous acquisitions, OFG recorded a core deposit intangible representing the value of checking and savings deposits acquired. In addition, OFG recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisitions of a securities broker-dealer and insurance agencies.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended June 30, 2022 and 2021 was $2.2 million and $2.5 million, respectively. Amortization of other intangible assets for the six-month periods ended June 30, 2022 and 2021 was $4.3 million and $4.9 million, respectively.
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2022	$8,501
2023	6,898
2024	5,913
2025	4,927
2026	3,942
Thereafter	5,912

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 10 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at June 30, 2022 and December 31, 2021 consists of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Loans	$54,279	$54,794
Investments	4,092	1,766
	$58,371	$56,560
Accrued interest receivable on loans that participated in the Covid-19 deferral programs amounted to $22.8 million at June 30, 2022 (December 31, 2021 - $23.9 million), of which $21.7 million (December 31, 2021 - $21.5 million) corresponds to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in the Covid-19 deferral programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At June 30, 2022 and December 31, 2021, the allowance for credit losses for accrued interest receivable for loans that participated in the Covid-19 deferral programs amounted to $416 thousand and $161 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at June 30, 2022 and December 31, 2021 consist of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Prepaid expenses	$65,696	$61,061
Other repossessed assets	2,533	1,945
Investment in Statutory Trust	—	1,083
Accounts receivable and other assets	86,412	88,756
	$154,641	$152,845
Prepaid expenses amounting to $65.7 million at June 30, 2022, include prepaid municipal, property and income taxes aggregating to $60.5 million. At December 31, 2021 prepaid expenses amounted to $61.1 million, including prepaid municipal, property and income taxes aggregating to $54.6 million.
Other repossessed assets totaled $2.5 million and $1.9 million at June 30, 2022 and December 31, 2021, respectively, and consist mainly of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11— DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of June 30, 2022 and December 31, 2021 consist of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Non-interest bearing demand deposits	$2,707,504	$2,501,644
Interest-bearing savings and demand deposits	5,185,419	4,880,476
Retail certificates of deposit	928,178	1,007,577
Institutional certificates of deposit	197,098	202,050
Total core deposits	9,018,199	8,591,747
Brokered deposits	11,371	11,371
Total deposits	$9,029,570	$8,603,118
At June 30, 2022 and December 31, 2021, the aggregate amount of uninsured deposits was $3.753 billion and $3.270 billion, respectively.
The weighted average interest rate of OFG’s deposits was 0.34% and 0.49%, respectively, at June 30, 2022 and December 31, 2021. Interest expense for the quarters and six-month periods ended June 30, 2022 and 2021 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
			(In thousands)
Demand and savings deposits	$5,101	$6,209	$10,077	$12,580
Certificates of deposit	1,843	4,251	3,908	9,904
	$6,944	$10,460	$13,985	$22,484
At June 30, 2022 and December 31, 2021, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $329.5 million and $360.8 million, respectively.
At June 30, 2022 and December 31, 2021, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $239.9 million and $183.8 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $316.4 million and $228.9 million at June 30, 2022 and December 31, 2021, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $580 thousand and $736 thousand, the scheduled maturities of certificates of deposit at June 30, 2022 and December 31, 2021 are as follows:

June 30, 2022
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$242,135	$34,571
Over 3 months through 6 months	110,671	19,968
Over 6 months through 1 year	310,192	47,591
	662,998	102,130
Over 1 through 2 years	239,730	36,483
Over 2 through 3 years	111,306	16,166
Over 3 through 4 years	79,182	23,596
Over 4 through 5 years	41,822	3,149
Over 5 years	1,029	—
	$1,136,067	$181,524

December 31, 2021
	Period-end amount	Uninsured amount
	(In thousands)

Within one year:
Three months or less	$252,513	25,003
Over 3 months through 6 months	147,400	12,113
Over 6 months through 1 year	239,830	45,280
	639,743	82,396
Over 1 through 2 years	328,177	60,108
Over 2 through 3 years	114,403	18,578
Over 3 through 4 years	77,604	22,536
Over 4 through 5 years	58,918	8505
Over 5 years	1,417	—
	$1,220,262	$192,123
The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $605 thousand and $491 thousand as of June 30, 2022 and December 31, 2021, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 12— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the Federal Home Loan Bank of New York (“FHLB”) under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2022 and December 31, 2021, these advances were secured by mortgage and commercial loans amounting to $879.8 million and $949.0 million, respectively. Also, at June 30, 2022 and December 31, 2021, OFG had an additional borrowing capacity with the FHLB of $605.6 million and $697.3 million, respectively. At June 30, 2022 and December 31, 2021, the weighted average remaining maturity of FHLB’s advances was 1 and 3 days, respectively. The original term of the outstanding advance at June 30, 2022 is 1 month.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $28 thousand and $8 thousand at June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 1.21% (December 31, 2021 - 0.35%)	$27,558	$28,480
Advances from FHLB mature as follows:

	June 30,	December 31,
	2022	2021
	(In thousands)
Under 90 days	$27,558	$28,480
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
During the quarter ended March 31, 2022, OFG redeemed of all outstanding $36.1 million subordinated capital notes before maturity, and as a result, it wrote off $405 thousand in unamortized issuance costs, included as interest expense in the consolidated statements of operations. OFG also recorded a gain on early debt extinguishment of $42 thousand included in other non-interest income in the consolidated statements of operations. Prior to redemption, such subordinated capital notes carried an interest rate of 3.23% based on 3-month LIBOR plus 295 basis points and were schedule to mature on September 17, 2033. Following the redemption of the subordinated capital notes, the Statutory Trust II was dissolved.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 13 — INCOME TAXES
Oriental is subject to the provisions of the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”). The PR Code imposes a maximum statutory corporate tax rate of 37.5%. OFG has operations in the U.S. through its wholly owned subsidiaries OPC, OFG Ventures, and OFG USA LLC, which is a direct subsidiary of the Bank, and has two branches in the USVI. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OPC is subject to Florida state taxes, OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, during 2021, OFG incorporated in Grand Cayman, as a foreign wholly owned subsidiary, OFG Reinsurance. OFG Reinsurance is tax exempt in Grand Cayman.
As of June 30, 2022 and December 31, 2021, OFG’s net deferred tax asset, net of a valuation allowance of $10.4 million and $9.6 million, respectively, amounted to $76.1 million and $99.1 million, respectively. The increase in valuation allowance of $731 thousand was mainly related to OFG’s operations at the holding company level. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at June 30, 2022. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the six-month periods ended June 30, 2022 and 2021 of 31.3% and 32.0%, respectively; mainly related to an increase in U.S. Treasury bills and other exempt investments and a discrete tax windfall on stock options recognized during the first six-months of 2022. The expected ETR for 2022 is 31.9%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the ETR if realized. At June 30, 2022, the amount of unrecognized tax benefits was $832 thousand (December 31, 2021 - $798 thousand).
Income tax expense for the quarters ended June 30, 2022 and 2021 was $18.9 million and $19.3 million, respectively. Income tax expense for the six-month periods ended June 30, 2022 and 2021, was $35.5 million and $33.5 million, respectively.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of June 30, 2022 and December 31, 2021, OFG and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2022 and December 31, 2021, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of June 30, 2022 and December 31, 2021 are as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of June 30, 2022
Total capital to risk-weighted assets	$1,053,766	14.05%	$787,413	10.50%	$749,917	10.00%
Tier 1 capital to risk-weighted assets	$960,015	12.80%	$637,430	8.50%	$599,934	8.00%
Common equity tier 1 capital to risk-weighted assets	$960,015	12.80%	$524,942	7.00%	$487,446	6.50%
Tier 1 capital to average total assets	$960,015	9.46%	$405,805	4.00%	$507,257	5.00%
As of December 31, 2021
Total capital to risk-weighted assets	$1,086,897	15.52%	$735,512	10.50%	$700,488	10.00%
Tier 1 capital to risk-weighted assets	$999,284	14.27%	$595,414	8.50%	$560,390	8.00%
Common equity tier 1 capital to risk-weighted assets	$964,284	13.77%	$490,341	7.00%	$455,317	6.50%
Tier 1 capital to average total assets	$999,284	9.69%	$412,359	4.00%	$515,449	5.00%

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2022
Total capital to risk-weighted assets	$999,970	13.41%	$782,992	10.50%	$745,707	10.00%
Tier 1 capital to risk-weighted assets	$906,739	12.16%	$633,851	8.50%	$596,565	8.00%
Common equity tier 1 capital to risk-weighted assets	$906,739	12.16%	$521,995	7.00%	$484,709	6.50%
Tier 1 capital to average total assets	$906,739	8.98%	$403,697	4.00%	$504,621	5.00%
As of December 31, 2021
Total capital to risk-weighted assets	$995,549	14.34%	$728,867	10.50%	$694,159	10.00%
Tier 1 capital to risk-weighted assets	$908,717	13.09%	$590,035	8.50%	$555,327	8.00%
Common equity tier 1 capital to risk-weighted assets	$908,717	13.09%	$485,911	7.00%	$451,203	6.50%
Tier 1 capital to average total assets	$908,717	8.87%	$409,855	4.00%	$512,319	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 15 – STOCKHOLDERS’ EQUITY
Preferred Stock and Common Stock
During the six-month period ended June 30, 2021, OFG redeemed all of its outstanding $68.0 million (in the aggregate) Series A and Series B preferred stock at a redemption price of $25.00 per share. Subsequently, in July 2021, OFG redeemed all of its outstanding $24.0 million Series D preferred stock at a redemption price of $25.00 per share. As a result of such redemptions, OFG no longer has any outstanding preferred stock. At both June 30, 2022 and December 31, 2021, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both June 30, 2022 and December 31, 2021, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At June 30, 2022 and December 31, 2021, the Bank’s legal surplus amounted to $125.4 million and $117.7 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During the six-month period ended June 30, 2022, OFG repurchased 2,351,868 shares for a total of $64.1 million at an average price of $27.04 per share. OFG did not repurchase any shares of its common stock during the six-month period ended June 30, 2022, other than through its publicly announced stock repurchase program. During the six-month period ended June 30, 2021, OFG did not repurchase any shares.
At June 30, 2022 the number of shares that may yet be purchased under the $100 million program is estimated at 1,412,984 and was calculated by dividing the remaining balance of $35.9 million by $25.40 (closing price of OFG’s common stock at June 30, 2022).
The activity in connection with common shares held in treasury by OFG for the six-month periods ended June 30, 2022 and 2021 is set forth below:

	Six-Month Period Ended June 30,
	2022		2021
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	10,248,882	$150,572	8,498,163	$102,949
Common shares used upon lapse of restricted stock units and options	(269,239)	(3,544)	(273,436)	(2,230)
Common shares repurchased as part of the stock repurchase programs	2,351,868	64,110	—	—
End of period	12,331,511	$211,138	8,224,727	$100,719

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income, net of income taxes, as of June 30, 2022 and December 31, 2021 consisted of:

	June 30,	December 31,
	2022	2021
	(In thousands)
Unrealized (loss) gain on securities available-for-sale which are not other-than-temporarily impaired	$(58,313)	$7,292
Income tax effect of unrealized loss (gain) on securities available-for-sale	8,707	(1,629)
Net unrealized (loss) gain on securities available-for-sale which are not other-than-temporarily impaired	(49,606)	5,663
Unrealized gain (loss) on cash flow hedges	165	(804)
Income tax effect of unrealized gain (loss) on cash flow hedges	(61)	301
Net unrealized gain (loss) on cash flow hedges	104	(503)
Accumulated other comprehensive (loss) income, net of income taxes	$(49,502)	$5,160
The following table presents changes in accumulated other comprehensive (loss) income by component, net of taxes, for the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$(20,522)	$(116)	$(20,638)
Other comprehensive (loss) income before reclassifications	(29,086)	36	(29,050)
Amounts reclassified out of accumulated other comprehensive (loss) income	2	184	186
Other comprehensive (loss) income	(29,084)	220	(28,864)
Ending balance	$(49,606)	$104	$(49,502)

	Six-Month Period Ended June 30, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$5,663	$(503)	$5,160
Other comprehensive (loss) income before reclassifications	(55,273)	230	(55,043)
Amounts reclassified out of accumulated other comprehensive (loss) income	4	377	381
Other comprehensive (loss) income	(55,269)	607	(54,662)
Ending balance	$(49,606)	$104	$(49,502)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2021
	Net unrealized gains on securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive income
	(In thousands)
Beginning balance	$7,145	$(915)	$6,230
Other comprehensive income (loss) before reclassifications	1,262	(345)	917
Amounts reclassified out of accumulated other comprehensive income	1	452	453
Other comprehensive income	1,263	107	1,370
Ending balance	$8,408	$(808)	$7,600

	Six-Month Period Ended June 30, 2021
	Net unrealized gains on securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$12,092	$(1,070)	$11,022
Other comprehensive (loss) income before reclassifications	(3,687)	(649)	(4,336)
Amounts reclassified out of accumulated other comprehensive income	3	911	914
Other comprehensive (loss) income	(3,684)	262	(3,422)
Ending balance	$8,408	$(808)	$7,600

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents reclassifications out of accumulated other comprehensive (loss) income for the quarters and six-month periods ended June 30, 2022 and 2021:

	Amount reclassified out of accumulated other comprehensive (loss) income quarter ended June 30,		Affected Line Item in Consolidated Statement of Operations

	2022	2021
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$184	$452	Net interest expense
Available-for-sale securities:
Tax effect from changes in tax rates	2	1	Income tax expense
	$186	$453

	Amount reclassified out of accumulated other comprehensive (loss) income six-month period ended June 30,		Affected Line Item in Consolidated Statement of Operations

	2022	2021
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$377	$911	Net interest expense
Available-for-sale securities:
Tax effect from changes in tax rates	4	3	Income tax expense
	$381	$914

NOTE 17 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2022 and 2021 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income	$40,432	$40,827	$77,953	$71,200
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	—	—	—	(1,255)
Income available to common shareholders	$40,432	$40,827	$77,953	$69,945

Average common shares outstanding	48,053	51,636	48,508	51,517
Effect of dilutive securities:
Average potential common shares-options	336	412	425	368
Total weighted average common shares outstanding and equivalents	48,389	52,048	48,933	51,885
Earnings per common share - basic	$0.84	$0.79	$1.61	$1.36
Earnings per common share - diluted	$0.84	$0.78	$1.59	$1.35

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
For the quarters ended June 30, 2022 and 2021, OFG weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 1,292 and 1,514, respectively. For the six-month periods ended June 30, 2022 and 2021, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 1,138 and zero, respectively.
During the first quarter of 2022, OFG increased its quarterly common stock cash dividend to $0.15 per share.
NOTE 18 – GUARANTEES
At June 30, 2022 and December 31, 2021, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $28.7 million and $25.2 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At June 30, 2022 and December 31, 2021, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $115.6 million and $121.8 million, respectively.
The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Balance at beginning of period	$294	$195	$205	$218
Net recoveries (charge-offs/terminations)	(120)	10	(31)	(13)
Balance at end of period	$174	$205	$174	$205
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
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended June 30, 2022 and 2021, OFG repurchased $711 thousand and $887 thousand, respectively, in mortgage loans subject to the credit recourse provisions referred above. During the six-month periods ended June 30, 2022 and 2021, OFG repurchased $1.4 million and $1.9 million, respectively, in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At June 30, 2022, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $174 thousand (December 31, 2021– $294 thousand).

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended June 30, 2022, OFG repurchased $7.5 million (June 30, 2021 – $9.9 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to the credit recourse provisions referred above. During the six-month period ended June 30, 2022, Oriental repurchased $15.3 million (June 30, 2021 – $22.5 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to such credit recourse provision. At June 30, 2022 and December 31, 2021, OFG had a $1.9 million and a $3.4 million liability, respectively, for the estimated credit losses related to these loans.
During the quarters ended June 30, 2022 and 2021, OFG recognized $21 thousand in gains and $90 thousand in losses, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $53 thousand and $1.4 million in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the six-month periods ended June 30, 2022 and 2021, Oriental recognized $121 thousand in gains and $68 thousand in losses, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $51 thousand and $2.8 million, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At June 30, 2022, OFG serviced $5.7 billion (December 31, 2021 - $5.7 billion) in mortgage loans for third parties. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At June 30, 2022, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $11.5 million (December 31, 2021 - $12.9 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Credit-related financial instruments at June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
	(In thousands)
Commitments to extend credit	$1,366,552	$1,365,273
Commercial letters of credit	3,230	48,196
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
At June 30, 2022 and December 31, 2021, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2022 and December 31, 2021, is as follows:

	June 30,	December 31,
	2022	2021
	(In thousands)
Standby letters of credit and financial guarantees	$28,728	$25,203
Loans sold with recourse	115,638	121,778
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
At June 30, 2022 and December 31, 2021, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $770 thousand and $1.0 million, respectively, and is included in other liabilities in the statement of financial condition.
At June 30, 2022 and December 31, 2021, OFG maintained other non-credit commitments amounting to $21.8 million and $8.9 million, respectively, primarily for the acquisition of equity securities. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At June 30, 2022 and December 31, 2021, OFG had commitments for capital expenditures in technology amounting to $8.9 million and $15.4 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At June 30, 2022 and December 31, 2021, this accrued liability amounted to $3.9 million and $7.0 million, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 20— OPERATING LEASES
Substantially all leases in which OFG is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2038. OFG’s leases do not contain residual value guarantees or material variable lease payments. All leases are classified as operating leases and are included on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. OFG leases to others certain space in its principal offices for terms extending through 2024; all are operating leases.
Operating Lease Cost

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021	Statement of Operations Classification
	(In thousands)
Lease costs	$2,663	$2,851	$5,218	$6,224	Occupancy and equipment
Variable lease costs	285	495	832	988	Occupancy and equipment
Short-term lease cost	282	126	537	146	Occupancy and equipment
Lease income	(53)	(112)	(129)	(232)	Occupancy and equipment
Total lease cost	$3,177	$3,360	$6,458	$7,126
Operating Lease Assets and Liabilities

	June 30,	December 31,
	2022	2021	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$27,699	$28,846	Operating lease right-of-use assets
Lease Liabilities	$29,538	$30,498	Operating leases liabilities

June 30, 2022
(In thousands)
Weighted-average remaining lease term	5.3 years
Weighted-average discount rate	6.6%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2022 were as follows:

Minimum Rent
As of June 30, 2022	(In thousands)
2022	$4,733
2023	8,771
2024	6,441
2025	4,612
2026	3,033
Thereafter	7,923
Total lease payments	$35,513
Less imputed interest	5,975
Present value of lease liabilities	$29,538

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG, as lessor, leases and subleases real property to lessee tenants under operating leases. As of June 30, 2022, no material lease concessions have been granted to lessees. As of June 30, 2022, OFG, as lessee, has not requested any lease concessions.
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
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	June 30, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,733	$1,147,256	$1,581	$1,159,570
Trading securities	—	13	—	13
Money market investments	4,913	—	—	4,913
Derivative assets	—	187	—	187
Servicing assets	—	—	49,280	49,280
Derivative liabilities	—	(21)	—	(21)
	$15,646	$1,147,435	$50,861	$1,213,942
Non-recurring fair value measurements:
Collateral dependent loans	—	—	21,565	21,565
Foreclosed real estate	—	—	15,061	15,061
Other repossessed assets	—	—	2,533	2,533
	$—	$—	$39,159	$39,159

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,825	$498,358	$1,530	$510,713
Trading securities	—	20	—	20
Money market investments	8,952	—	—	8,952
Derivative assets	—	1	—	1
Servicing assets	—	—	48,973	48,973
Derivative liabilities	—	(804)	—	(804)
	$19,777	$497,575	$50,503	$567,855
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$10,233	$10,233
Foreclosed real estate	—	—	15,039	15,039
Other repossessed assets	—	—	1,945	1,945
	$—	$—	$27,217	$27,217

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The fair value information included in the tables above for non-recurring fair value measurements is not as of period end. Instead, it is as of the date that the fair value measurement was recorded during the periods ended June 30, 2022 and December 31, 2021, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2022 and 2021:
Level 3 Instruments Only

	Quarter Ended June 30,
	2022			2021
	Other debt securities available for sale	Servicing Assets	Total	Servicing Assets
	(In thousands)
Balance at beginning period	$1,554	$49,446	$51,000	$47,911
New instruments acquired	—	1,150	1,150	2,023
Principal repayments and amortization	—	(1,478)	(1,478)	(1,862)
Gains (losses) included in earnings	—	162	162	(360)
Gains included in other comprehensive income	27	—	27	—
Balance at end of period	$1,581	$49,280	$50,861	$47,712

	Other debt securities available for sale	Servicing Assets	Total	Servicing Assets
	Six-Month Period Ended June 30,
	2022			2021
	(In thousands)
Balance at beginning year	$1,530	$48,973	$50,503	$47,295
New instruments acquired	—	2,269	2,269	3,443
Principal repayments and amortization	—	(2,977)	(2,977)	(3,369)
Gains included in earnings	—	1,015	1,015	343
Gains included in other comprehensive income	51	—	51	—
Balance at end of year	$1,581	$49,280	$50,861	$47,712
There were no transfers into or out of Level 3 during the quarters and six-month periods ended June 30, 2022 and 2021.
Servicing assets gains (losses) included in earnings during the quarters and six-month periods ended June 30, 2022 and 2021 were included as mortgage servicing activities in the consolidated statements of operations. There were no changes in unrealized gains and losses from recurring Level 3 fair value measurements held at June 30, 2021 during the quarter and six-month period then ended included in other comprehensive income. For more information on the qualitative information about Level 3 fair value measurements, see Note 7 – Servicing Assets.
During the quarters and six-month periods ended June 30, 2022 and 2021, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at June 30, 2022:

	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$1,581	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.15% - 2.12%	0.15%
			Recovery Rate	33.08%	33.08%

Servicing assets	$49,280	Cash flow valuation	Constant prepayment rate	3.60% - 22.71%	5.90%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$21,565	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	17.16%

Foreclosed real estate	$15,061	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	11.69%

Other repossessed assets	$2,533	Fair value of property or collateral	Estimated net realizable value less disposition costs	20.00% - 90.00%	61.76%
Information about Sensitivity to Changes in Significant Unobservable Inputs
Other debt security available for sale – The significant unobservable inputs used in the fair value measurement of one of OFG’s other debt securities is a discounted cash flow methodology (“DCF”). DCF is a valuation method that uses the concept of the time value of money. The methodology used the future cash flows discounted through a yield to obtain a net present value. Assumptions applied in the model are obtained from Moody’s Default Trends.
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
The estimated fair value and carrying value of OFG’s financial instruments at June 30, 2022 and December 31, 2021 is as follows:

	June 30,		December 31,
	2022		2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$1,307,112	$1,307,112	$2,023,475	$2,023,475
Restricted cash	$169	$169	$175	$175
Investment securities available-for-sale	$10,733	$10,733	$10,825	$10,825
Level 2
Financial Assets:
Trading securities	$13	$13	$20	$20
Investment securities available-for-sale	$1,147,256	$1,147,256	$498,358	$498,358
Investment securities held-to-maturity	$501,747	$547,832	$363,653	$367,507
Federal Home Loan Bank (FHLB) stock	$6,047	$6,047	$5,966	$5,966
Equity securities	$13,801	$13,801	$11,612	$11,612
Derivative assets	$187	$187	$1	$1
Financial Liabilities:
Derivative liabilities	$21	$21	$804	$804
Level 3
Financial Assets:
Investment securities available for sale	$1,581	$1,581	$1,530	$1,530
Total loans (including loans held-for-sale)	$6,517,268	$6,585,210	$6,197,347	$6,329,311
Accrued interest receivable	$58,371	$58,371	$56,560	$56,560
Servicing assets	$49,280	$49,280	$48,973	$48,973
Accounts receivable and other assets	$86,225	$86,225	$88,756	$88,756
Financial Liabilities:
Deposits	$9,032,247	$9,029,570	$8,614,073	$8,603,118
Advances from FHLB	$27,557	$27,586	$28,480	$28,488
Other borrowings	$32	$32	$—	$—
Subordinated capital notes	$—	$—	$36,084	$36,083
Accrued expenses and other liabilities	$119,065	$119,065	$96,240	$96,240

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2022 and December 31, 2021:
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
•Investments in FHLB stock are valued at their redemption value.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Banking service revenues:
Checking accounts fees	$2,225	$2,082	$4,370	$4,044
Savings accounts fees	326	297	605	549
Electronic banking fees	14,080	14,638	27,174	27,521
Credit life commissions	291	70	595	187
Branch service commissions	300	275	660	636
Servicing and other loan fees	669	720	1,806	1,485
International fees	246	154	485	305
Miscellaneous income	4	15	8	21
Total banking service revenues	18,141	18,251	35,703	34,748

Wealth management revenue:
Insurance income	3,818	2,995	6,852	5,226
Broker fees	1,714	2,328	3,603	4,452
Trust fees	2,566	2,717	5,307	5,499
Retirement plan and administration fees	172	223	365	474
Total wealth management revenue	8,270	8,263	16,127	15,651

Mortgage banking activities:
Net servicing fees	3,839	3,127	8,202	7,477
Net gains on sale of mortgage loans and valuation	993	2,931	2,308	5,423
Other	(29)	(1,518)	75	(2,787)
Total mortgage banking activities	4,803	4,540	10,585	10,113
Total banking and financial service revenues	$31,214	$31,054	$62,415	$60,512
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
Other income as credit life and branch service commissions, servicing and other loan fees, international fees, and miscellaneous income recognized as banking services revenue are out of the scope of ASC 606 – Revenue from Contracts with Customers.

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
Mortgage Banking Activities
Mortgage banking activities as servicing fees, gain on sale of mortgage loans and valuation, and other are out of the scope of ASC 606.
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

Banking includes the Bank’s branches and traditional banking products such as deposits and commercial, consumer, auto and mortgage loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for OFG’s own portfolio. As part of its mortgage banking activities, OFG may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities.

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, OFG Reinsurance and OPC. The core operations of this segment are financial planning, money management and investment banking, securities brokerage services, investment advisory services, insurance, corporate and individual trust and retirement services, as well as retirement plan administration services.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Treasury segment encompasses all of OFG’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.
Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$109,292	$5	$12,925	$122,222	$—	$122,222
Interest expense	(6,280)	—	(848)	(7,128)	—	(7,128)
Net interest income	103,012	5	12,077	115,094	—	115,094
Provision for credit losses	6,634	—	57	6,691	—	6,691
Non-interest income	27,802	8,408	—	36,210	—	36,210
Non-interest expenses	(79,656)	(4,795)	(807)	(85,258)	—	(85,258)
Intersegment revenue	543	—	—	543	(543)	—
Intersegment expenses	—	(376)	(167)	(543)	543	—
Income before income taxes	45,067	3,242	11,046	59,355	—	59,355
Income tax expense	18,580	—	343	18,923	—	18,923
Net income	$26,487	$3,242	$10,703	$40,432	$—	$40,432
Total assets	$8,235,814	$28,240	$2,997,323	$11,261,377	$(1,013,603)	$10,247,774

	Six-Month Period Ended June 30, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$216,115	$10	$19,046	$235,171	$—	$235,171
Interest expense	(13,651)	—	(1,232)	(14,883)	—	(14,883)
Net interest income	202,464	10	17,814	220,288	—	220,288
Provision for (recapture of) credit losses	8,344	—	(102)	8,242	—	8,242
Non-interest income	51,352	16,414	50	67,816	—	67,816
Non-interest expenses	(155,447)	(9,380)	(1,586)	(166,413)	—	(166,413)
Intersegment revenue	1,057	—	—	1,057	(1,057)	—
Intersegment expenses	—	(719)	(338)	(1,057)	1,057	—
Income before income taxes	$91,082	$6,325	$16,042	$113,449	$—	$113,449
Income tax expense	35,062	—	434	35,496	—	35,496
Net income	$56,020	$6,325	$15,608	$77,953	$—	$77,953
Total assets	$8,235,814	$28,240	$2,997,323	$11,261,377	$(1,013,603)	$10,247,774

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2021
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$110,446	$6	$3,005	$113,457	$—	$113,457
Interest expense	(10,712)	—	(494)	(11,206)	—	(11,206)
Net interest income	99,734	6	2,511	102,251	—	102,251
Provision for (recapture of) credit losses	(7,737)	—	(568)	(8,305)	—	(8,305)
Non-interest income	24,215	7,974	8	32,197	—	32,197
Non-interest expenses	(76,623)	(5,015)	(1,038)	(82,676)	—	(82,676)
Intersegment revenue	545	—	—	545	(545)	—
Intersegment expenses	—	(302)	(243)	(545)	545	—
Income before income taxes	55,608	2,663	1,806	60,077	—	60,077
Income tax expense	19,239	—	11	19,250	—	19,250
Net income	$36,369	$2,663	$1,795	$40,827	$—	$40,827
Total assets	$8,271,348	$31,165	$3,232,968	$11,535,481	$(1,073,668)	$10,461,813

	Six-Month Period Ended June 30, 2021
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$218,676	$18	$5,739	$224,433	$—	$224,433
Interest expense	(22,848)	—	(1,136)	(23,984)	—	(23,984)
Net interest income	195,828	18	4,603	200,449	—	200,449
Provision for credit losses	(1,149)	—	(832)	(1,981)	—	(1,981)
Non-interest income	47,088	15,505	17	62,610	—	62,610
Non-interest expenses	(150,497)	(7,844)	(2,001)	(160,342)	—	(160,342)
Intersegment revenue	1,098	—	—	1,098	(1,098)	—
Intersegment expenses	—	(593)	(505)	(1,098)	1,098	—
Income before income taxes	$94,666	$7,086	$2,946	$104,698	$—	$104,698
Income tax expense	33,475	—	23	33,498	—	33,498
Net income	$61,191	$7,086	$2,923	$71,200	$—	$71,200
Total assets	$8,271,348	$31,165	$3,232,968	$11,535,481	$(1,073,668)	$10,461,813

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with the “Selected Financial Data” and our consolidated financial statements and related notes included under Item I, “Financial Statements” of this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and set forth in our Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as supplemented and amended by any subsequent Quarterly Reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements. We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in Item 2 of our Form 10-Q for the quarter ended June 30, 2021.

Other factors not identified above, including those described under the headings in our 2021 Form 10-K and any subsequent Quarterly Reports on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements.

INTRODUCTION

OFG is a publicly-owned financial holding company that provides wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, money management, investment banking and securities brokerage services, as well as corporate and individual trust services. OFG operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG conducts its business through its main office in San Juan, Puerto Rico, forty-five branches in Puerto Rico and two branches in the U.S. Virgin Islands (the “USVI”). OFG has three subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services and Oriental Insurance; three subsidiaries in the United States, OPC, OFG USA and OFG Ventures; and one subsidiary in the Cayman Islands, OFG Reinsurance. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuously improving our already effective asset-liability management, growing non-interest revenue from banking and financial services, and achieving greater operating efficiencies.

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
RECENT DEVELOPMENTS
Capital Actions
In January 2022, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend by 25%, to $0.15 per common share from $0.12 per share, beginning on the quarter ended March 31, 2022. Subsequently, in July 2022, OFG announced that its Board of Directors approved a new increase of its regular quarterly cash dividend by 33%, to $0.20 per common share, beginning on the quarter ended September 30, 2022.
In January 2022, the Board of Directors also approved a new stock repurchase program to purchase $100 million of its common stock in the open market, which OFG expects to complete during the 2022 fiscal year. At June 30, 2022, OFG has repurchased 2.4 million shares of common stock for $64.1 million.
Covid-19 Pandemic and Economic Conditions
Since March 2020, the Covid-19 pandemic has adversely affected our communities and the way we do business, as well as economic activity globally, nationally and locally. Among other things, interest rates declined, unemployment increased, and economic output slowed dramatically during 2020.

Within the last year, as restrictions related to the pandemic eased in the United States, employment increased and pent-up demand was released, which together with Covid-19 lockdowns in foreign jurisdictions created global supply chain issues and shortages of goods, which in turn has triggered price inflation. In an effort to address inflation, the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (“FRB”) has tightened monetary policy and has increased the federal funds rate four times during fiscal year 2022, with the latest increases of 75 basis points each made on June 15, 2022 and July 27, 2022. The current federal funds target rate range is 2.25% to 2.5% but FRB officials forecast the federal funds target rate will end 2022 at a range of 3.25% to 3.5%. The FRB has also scaled back its asset purchase program that provided liquidity to the bond markets.
Adding to economic uncertainty and increased inflationary pressures are military actions taken by Russia against Ukraine commencing in February 2022, which have added stress to existing supply chain concerns and placed upward pressure on commodities such as oil and natural gas prices, which have further exacerbated the global macroeconomic uncertainty and increased inflationary pressures. However, we believe that the macroeconomic outlook for Puerto Rico continues to show strength. Recent data show that the Puerto Rico Economic Activity Index, as published by the Economic Development Bank for Puerto Rico, has been increasing for over a year; therefore, signaling a stable upward trend as employment gains remain solid. Our commercial clients are experiencing a higher demand for their products and services. Consumer demand also remains strong and, following five years of bankruptcy proceedings under Title III of PROMESA, the Puerto Rico central government has begun to implement the plan of adjustment approved by the Title III bankruptcy court on January 18, 2022, setting the stage for its exit from bankruptcy. Nevertheless, there remain several public instrumentalities whose debt obligations have not been restructured under the mechanisms provided by PROMESA and any recovery of the Puerto Rico economy could be adversely impacted by macroeconomic developments within the United States and across the globe. The global macroeconomic outlook continues to remain uncertain and, at this time, OFG cannot reasonably estimate the scope, term or intensity of any possible adverse impact on our financial position, operations or liquidity, resulting from economic disruption and uncertainty related to Covid-19 variants, economic recessions, trade and supply chain disruption, continuing inflationary pressures, labor shortages, armed conflicts such as the ongoing military actions against Ukraine, and the uncertainty of the timing and extent of potential actions that might be taken by the FRB. However, we believe that the high levels of reconstruction and stimulus funds being channeled towards the Puerto Rico economy are mitigating the foregoing negative effects.
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

FINANCIAL HIGHLIGHTS

During the quarter ended June 30, 2022, OFG had another strong quarterly performance in all its core businesses. Loans and deposits grew, net interest margin expanded, and banking and wealth management income rebounded. All this confirms an overall increase in business activity, driven by OFG’s solid strategic position and continuously improving customer experience. This quarter we increased our number of self-service banking kiosks and introduced digital commercial account opening. We also repurchased $30.6 million of shares, completing $64.1 million of our current $100 million stock buyback program. Capital metrics remain high. Further on a macroeconomic level, despite global headwinds, we believe that the Puerto Rico economic environment continues to trend positively.
Earnings per share diluted was $0.84 compared to $0.76 in the first quarter of 2022 and $0.78 in the second quarter of 2021.

Net interest income was $115.1 million compared to $105.2 million in the first quarter of 2022 and $102.3 million in the second quarter of 2021. Net interest margin expanded to 4.80% from 4.47% in the first quarter of 2022 due to increased volume of loans and investments and FRB federal funds rate hikes.

Interest income was $122.2 million compared to $112.9 million in the first quarter of 2022 and $113.5 million in the second quarter of 2021. Compared to the first quarter of 2022, the second quarter of 2022 interest income benefited from higher yields on higher average balances of loans and of investment securities, and higher average yields on cash.
Total interest expense was $7.1 million compared to $7.8 million in the first quarter of 2022 and $11.2 million in the second quarter of 2021. Compared to the first quarter of 2022, the second quarter of 2022 interest expense primarily reflected lower average balances and cost of borrowings.

Non-interest income was $36.2 million compared to $31.6 million in the first quarter of 2022 and $32.2 million in the second quarter of 2021. Compared to the first quarter of 2022, the second quarter of 2022 non-interest income primarily reflected higher banking service and wealth management revenues, lower mortgage banking revenues, and a $4.7 million gain on sale of a legacy branch building.
Provision for credit losses was $6.7 million compared to $1.6 million in the first quarter of 2022 and a recapture of $8.3 million in the second quarter of 2021. The second quarter of 2022 reflected a provision of $5.1 million due to the growth in loan balances and a provision of $4.8 million related to commercial-specific loan reserves as a result of two commercial loans placed in non-accrual, partly offset by a reduction of $4.9 million in qualitative adjustment and loss factors due to the improvement in the performance of loan portfolios and economic conditions in Puerto Rico.
Non-interest expenses were $85.3 million compared to $81.2 million in the first quarter of 2022 and $82.7 million in the second quarter of 2021. The $4.1 million increase from the first quarter of 2022 primarily reflected higher compliance related professional services expenses due to greater levels of business activity, as well as higher technology expenses related to digital transformation.
Loans held for investment were $6.70 billion compared to $6.55 billion at March 31, 2022 and $6.50 billion at June 30, 2021. Loans grew $154.7 million from March 31, 2022, primarily reflecting increases in commercial loans as well as increases in consumer and auto loans.

New loan origination was $587.2 million compared to $623.2 million in the first quarter of 2022 and $673.6 million in the second quarter of 2021, which included $32.7 million of PPP loans. The second quarter of 2022 reflected continued high levels of auto and consumer lending as well as commercial lending in Puerto Rico and the United States mainland.

Total investments were $1.73 billion compared to $1.26 billion at March 31, 2022 and $643.5 million at June 30, 2021. Investments grew $468.5 million from March 31, 2022, taking advantage of the higher yield environment.
Customer deposits were $9.02 billion compared to $8.97 billion at March 31, 2022 and $9.08 billion at June 30, 2021. Core deposits grew by $51.3 million from March 31, 2022, reflecting increases in commercial and retail accounts.
Total assets were $10.25 billion compared to $10.19 billion at March 31, 2022 and $10.46 billion at June 30, 2021.
Capital: CET1 ratio at June 30, 2022 was 12.80% compared to 13.24% at March 31, 2022 and 13.95% at June 30, 2021. The decline from March 31, 2022 reflected common stock repurchased during the quarter and an increase in risk weighted assets, partially offset by an increase in retained earnings. Tangible book value per share was $18.86 compared to $18.90 at March 31, 2022 and $18.13 at June 30, 2021. The slight decline from March 31, 2022 reflected the repurchase of common stock and a reduction in other comprehensive income, partially offset by the increase in retained earnings.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2022	2021	Variance %	2022	2021	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$122,222	$113,457	7.7%	$235,171	$224,433	4.8%
Interest expense	7,128	11,206	(36.4)%	14,883	23,984	(37.9)%
Net interest income	115,094	102,251	12.6%	220,288	200,449	9.9%
Provision for (recapture of) credit losses	6,691	(8,305)	(180.6)%	8,242	(1,981)	(516.1)%
Net interest income after provision for credit losses	108,403	110,556	(1.9)%	212,046	202,430	4.8%
Non-interest income	36,210	32,197	12.5%	67,816	62,610	8.3%
Non-interest expenses	85,258	82,676	3.1%	166,413	160,342	3.8%
Income before taxes	59,355	60,077	(1.2)%	113,449	104,698	8.4%
Income tax expense	18,923	19,250	(1.7)%	35,496	33,498	6.0%
Net income	40,432	40,827	(1.0)%	77,953	71,200	9.5%
Less: dividends on preferred stock	—	—	—%	—	(1,255)	(100.0)%
Income available to common shareholders	$40,432	$40,827	(1.0)%	$77,953	$69,945	11.4%
PER SHARE DATA:
Basic	$0.84	$0.79	6.3%	$1.61	$1.36	18.4%
Diluted	$0.84	$0.78	7.7%	$1.59	$1.35	17.8%
Average common shares outstanding	48,053	51,636	(6.9)%	48,508	51,517	(5.8)%
Average common shares outstanding and equivalents	48,389	52,048	(7.0)%	48,933	51,885	(5.7)%
Cash dividends declared per common share	$0.15	0.08	87.5%	$0.30	0.16	87.5%
Cash dividends declared on common shares	$7,186	4,281	67.9%	$14,624	8,397	74.2%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.58%	1.58%	—%	1.53%	1.40%	9.3%
Return on average tangible common stockholders’ equity	17.70%	17.78%	(0.4)%	16.78%	15.48%	8.4%
Return on average common equity (ROE)	15.67%	15.60%	0.4%	14.86%	13.54%	9.7%
Efficiency ratio	58.27%	62.02%	(6.0)%	58.86%	61.44%	(4.2)%
Interest rate spread	4.78%	4.19%	14.1%	4.61%	4.20%	9.8%
Interest rate margin	4.80%	4.22%	13.7%	4.64%	4.24%	9.4%

	June 30,	December 31,	Variance
	2022	2021	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,727,263	$895,818	92.8%
Loans, net	6,585,210	6,329,311	4.0%
Total investments and loans	$8,312,473	$7,225,129	15.0%
Deposits and borrowings
Deposits	$9,029,570	$8,603,118	5.0%
Other borrowings	27,618	64,571	(57.2)%
Total deposits and borrowings	$9,057,188	$8,667,689	4.5%
Stockholders’ equity
Common stock	59,885	59,885	—%
Additional paid-in capital	634,612	637,061	(0.4)%
Legal surplus	125,365	117,677	6.5%
Retained earnings	455,590	399,949	13.9%
Treasury stock, at cost	(211,138)	(150,572)	40.2%
Accumulated other comprehensive (loss) income	(49,502)	5,160	(1059.3)%
Total stockholders’ equity	$1,014,812	$1,069,160	(5.1)%
Per share data
Book value per common share	$21.34	$21.54	(0.9)%
Tangible book value per common share	$18.86	$19.08	(1.2)%
Market price	$25.40	$26.56	(4.4)%
Capital ratios
Leverage capital	9.46%	9.69%	(2.4)%
Common equity Tier 1 capital	12.80%	13.77%	(7.0)%
Tier 1 risk-based capital	12.80%	14.27%	(10.3)%
Total risk-based capital	14.05%	15.52%	(9.5)%
Financial assets managed
Trust assets managed	$3,365,222	$3,758,895	(10.5)%
Broker-dealer assets gathered	2,078,342	2,466,004	(15.7)%
Total assets managed	$5,443,564	$6,224,899	(12.6)%

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2022 and 2021.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2022 AND 2021

	Interest		Average rate		Average balance
	June 2022	June 2021	June 2022	June 2021	June 2022	June 2021
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$122,222	$113,457	5.10%	4.68%	$9,613,327	$9,726,905
Tax equivalent adjustment	2,990	2,195	0.12%	0.09%	—	—
Interest-earning assets - tax equivalent	125,212	115,652	5.22%	4.77%	9,613,327	9,726,905
Interest-bearing liabilities	7,128	11,206	0.32%	0.49%	8,985,609	9,097,792
Tax equivalent net interest income / spread	118,084	104,446	4.90%	4.28%	627,718	629,113
Tax equivalent interest rate margin			5.02%	4.36%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	7,881	2,696	2.21%	1.77%	1,426,851	608,930
Interest bearing cash and money market investments	2,984	706	0.77%	0.11%	1,546,036	2,519,406
Total investments	10,865	3,402	1.47%	0.44%	2,972,887	3,128,336
Non-PCD loans
Mortgage	9,586	10,012	5.57%	5.17%	688,634	775,303
Commercial	32,105	29,650	5.45%	5.46%	2,361,725	2,177,052
Consumer	14,198	11,212	11.27%	11.28%	505,418	398,852
Auto and leasing	35,899	34,301	8.18%	8.67%	1,759,624	1,586,395
Total Non-PCD loans	91,788	85,175	6.93%	6.92%	5,315,401	4,937,602
PCD loans
Mortgage	17,417	20,731	6.15%	5.97%	1,120,594	1,372,625
Commercial	1,853	3,521	3.83%	5.30%	193,850	266,355
Consumer	42	76	14.19%	20.11%	1,170	1,513
Auto and leasing	257	552	10.94%	10.81%	9,425	20,474
Total PCD loans	19,569	24,880	5.91%	5.99%	1,325,039	1,660,967
Total loans (1)	111,357	110,055	6.73%	6.69%	6,640,440	6,598,569
Total interest-earning assets	122,222	113,457	5.10%	4.68%	9,613,327	9,726,905

Interest-bearing liabilities:
Deposits:
NOW Accounts	2,174	2,259	0.31%	0.36%	2,811,396	2,542,018
Savings and money market	1,289	2,097	0.23%	0.38%	2,296,903	2,236,281
Time deposits	1,834	4,243	0.64%	1.08%	1,146,522	1,579,414
Total core deposits	5,297	8,599	0.34%	0.54%	6,254,821	6,357,713
Brokered deposits	9	24	0.30%	0.28%	11,366	34,506
	5,306	8,623	0.34%	0.54%	6,266,187	6,392,219
Non-interest bearing deposits	—	—	—	0.00%	2,691,696	2,605,623

	Interest		Average rate		Average balance
	June 2022	June 2021	June 2022	June 2021	June 2022	June 2021
	(Dollars in thousands)
Fair value premium and core deposit intangible amortizations	1,638	1,837	—%	—%	—	—
Total deposits	6,944	10,460	0.31%	0.47%	8,957,883	8,997,842
Borrowings:
Advances from FHLB and other borrowings	184	452	2.66%	2.84%	27,726	63,867
Subordinated capital notes	—	294	—%	3.27%	—	36,083
Total borrowings	184	746	2.66%	2.99%	27,726	99,950
Total interest-bearing liabilities	7,128	11,206	0.32%	0.49%	8,985,609	9,097,792
Net interest income / spread	$115,094	$102,251	4.78%	4.19%
Interest rate margin			4.80%	4.22%
Excess of average interest-earning assets over average interest-bearing liabilities					$627,718	$629,113
Average interest-earning assets to average interest-bearing liabilities ratio					106.99%	106.92%

(1) Includes loans held for sale and excludes allowance for credit losses.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$4,336	$849	$5,185
Interest bearing cash and money market investments	(369)	2,647	2,278
Loans	2,349	(1,047)	1,302
Total interest income	6,316	2,449	8,765
Interest Expense:
NOW Accounts	225	(310)	(85)
Savings and money market	55	(863)	(808)
Time deposits	(1,045)	(1,364)	(2,409)
Brokered deposits	(17)	2	(15)
Fair value premium and core deposit intangible amortizations	—	(199)	(199)
Advances from FHLB and other borrowings	(241)	(27)	(268)
Subordinated capital notes	(147)	(147)	(294)
Total interest expense	(1,170)	(2,908)	(4,078)
Net Interest Income	$7,486	$5,357	$12,843

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

	Interest		Average rate		Average balance
	June 2022	June 2021	June 2022	June 2021	June 2022	June 2021
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$235,171	$224,433	4.95%	4.74%	$9,576,999	$9,543,525
Tax equivalent adjustment	5,466	4,366	0.12%	0.09%	—	—
Interest-earning assets - tax equivalent	240,637	228,799	5.07%	4.83%	9,576,999	9,543,525
Interest-bearing liabilities	14,883	23,984	0.34%	0.54%	8,925,227	8,891,198
Tax equivalent net interest income / spread	225,754	204,815	4.73%	4.29%	651,772	652,327
Tax equivalent interest rate margin			4.85%	4.38%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	12,336	4,872	2.07%	1.73%	1,189,263	563,735
Interest bearing cash and money market investments	3,913	1,301	0.44%	0.11%	1,807,621	2,362,788
Total investments	16,249	6,173	1.09%	0.43%	2,996,884	2,926,523
Non-PCD loans
Mortgage	18,939	20,786	5.43%	5.26%	697,625	790,611
Commercial	61,676	57,376	5.41%	5.38%	2,299,316	2,151,963
Consumer	26,914	22,827	11.23%	11.36%	483,119	405,080
Auto and leasing	70,890	67,116	8.24%	8.63%	1,735,055	1,568,068
Total Non-PCD loans	178,419	168,105	6.90%	6.90%	5,215,115	4,915,722
PCD loans
Mortgage	34,759	40,763	6.05%	5.80%	1,149,376	1,404,929
Commercial	5,103	8,107	5.05%	6.01%	203,852	272,232
Consumer	89	113	14.22%	13.54%	1,244	1,663
Auto and leasing	552	1,172	10.57%	10.52%	10,528	22,456
Total PCD loans	40,503	50,155	5.93%	5.90%	1,365,000	1,701,280
Total loans (1)	218,922	218,260	6.71%	6.65%	6,580,115	6,617,002
Total interest-earning assets	235,171	224,433	4.95%	4.74%	9,576,999	9,543,525

	Interest		Average rate		Average balance
	June 2022	June 2021	June 2022	June 2021	June 2022	June 2021
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	4,314	4,652	0.31%	0.38%	2,812,212	2,470,244
Savings and money market	2,487	4,220	0.22%	0.40%	2,272,683	2,120,764
Time deposits	3,891	9,748	0.67%	1.17%	1,172,785	1,677,079
Total core deposits	10,692	18,620	0.34%	0.60%	6,257,680	6,268,087
Brokered deposits	17	187	0.30%	0.94%	11,366	40,199
	10,709	18,807	0.34%	0.60%	6,269,046	6,308,286
Non-interest bearing deposits	—	—	—%	—%	2,620,233	2,482,464
Fair value premium and core deposit intangible amortizations	3,276	3,677	—%	—%	—	—
Total deposits	13,985	22,484	0.32%	0.52%	8,889,279	8,790,750
Borrowings:
Advances from FHLB and other borrowings	377	911	2.71%	2.86%	27,954	64,365
Subordinated capital notes	521	589	13.15%	3.29%	7,994	36,083
Total borrowings	898	1,500	5.04%	3.01%	35,948	100,448
Total interest bearing liabilities	14,883	23,984	0.34%	0.54%	8,925,227	8,891,198
Net interest income / spread	$220,288	$200,449	4.61%	4.20%
Interest rate margin			4.64%	4.24%
Excess of average interest-earning assets over average interest-bearing liabilities					$651,772	$652,327
Average interest-earning assets to average interest-bearing liabilities ratio					107.30%	107.34%

(1) Includes loans held for sale and excludes allowance for credit losses.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$6,218	$1,246	$7,464
Interest bearing cash and money market investments	(368)	2,980	2,612
Loans	3,847	(3,185)	662
Total interest income	9,697	1,041	10,738
Interest Expense:
NOW Accounts	593	(931)	(338)
Savings and money market	284	(2,017)	(1,733)
Time deposits	(2,569)	(3,288)	(5,857)
Brokered deposits	(87)	(83)	(170)
Fair value premium and core deposit intangible amortizations	—	(401)	(401)
Advances from FHLB and other borrowings	(492)	(42)	(534)
Subordinated capital notes	(741)	673	(68)
Total interest expense	(3,012)	(6,089)	(9,101)
Net Interest Income	$12,709	$7,130	$19,839
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
Comparison of quarters ended June 30, 2022 and 2021
Net interest income of $115.1 million increased $12.8 million from $102.3 million. Tax equivalent basis net interest income of $118.1 million increased $13.7 million, or 13.1%, from $104.4 million.
Interest rate spread increased 59 basis points to 4.78% from 4.19% and net interest margin increased 58 basis points to 4.80% from 4.22%. This increase reflects an increase of 42 basis points in the total average yield of interest-earning assets and a reduction in the average cost of interest-bearing liabilities of 17 basis points. Net interest income was positively impacted by:
•An increase of $5.2 million in interest income from investments securities related to purchases of available-for-sale and held-to-maturity securities during 2022 and 2021;
•Lower interest expense by $4.1 million, driven by both a reduced cost and lower average balance of total deposits and borrowings, which resulted in an increase in net interest income of approximately $2.9 million and $1.2 million, respectively;
•An increase of $2.3 million in interest income from interest bearing cash and money market investments related to the increase in federal fund rates. The FRB target rates increased from a range of 0% to 0.25% in the second quarter of 2021 to a range of 1.50% to 1.75% for the second quarter of 2022; and
•An increase of $1.3 million in interest income from loans driven by increased yields on higher balances of loans.

Comparison of the six-month periods ended June 30, 2022 and 2021
Net interest income of $220.3 million increased $19.9 from $200.4 million. Tax equivalent basis net interest income of $225.8 million increased $21.0 million, or 10.25%, from $204.8 million.
Interest rate spread increased 41 basis points to 4.61% from 4.20% and net interest margin increased 40 basis points to 4.64% from 4.24%. This increase reflects an increase of 21 basis points in the total average yield of interest-earning assets and a reduction in the average cost of interest-bearing liabilities of 20 basis points.
Net interest income was positively impacted by:
•Lower interest expense by $9.1 million, reflecting both a reduced cost and lower average balances of total deposits and borrowings, which resulted in an increase in net interest income of approximately $6.1 million and $3.0 million, respectively;
•A $7.5 million increase in interest income from investment securities related to purchases of available-for-sale and held-to-maturity securities during 2022 and 2021;
•A $2.6 million increase in interest income from interest bearing cash and money market related to the increase in federal fund rates; and
•A $662 thousand increase in interest income from loans driven by increased yields on new loans originated during the period.
TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2022	2021	Variance %	2022	2021	Variance %
	(In thousands)			(In thousands)
Banking service revenue	$18,141	$18,251	(0.6)%	$35,703	$34,748	2.7%
Wealth management revenue	8,270	8,263	0.1%	16,127	15,651	3.0%
Mortgage banking activities	4,803	4,540	5.8%	10,585	10,113	4.7%
Total banking and financial service revenue	31,214	31,054	0.5%	62,415	60,512	3.1%
Other non-interest income	4,996	1,143	337.1%	5,401	2,098	157.4%
Total non-interest income, net	$36,210	$32,197	12.5%	$67,816	$62,610	8.3%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains on sales of assets.
Comparison of quarters ended June 30, 2022 and 2021
OFG recorded non-interest income, net, in the amount of $36.2 million, compared to $32.2 million, an increase of 12.5%, or $4.0 million. The increase in non-interest income was mainly due to:
•A $3.9 million increase in other non-interest income, primarily related to a $4.7 million gain recognized on the sale of a branch building during the second quarter of 2022.

Comparison of the six-month periods ended June 30, 2022 and 2021
OFG recorded non-interest income, net, in the amount of $67.8 million, compared to $62.6 million, an increase of 8.3%, or $5.2 million. The increase in non-interest income was mainly due to:
•An increase of $1.0 million in banking service revenues, primarily related to an increase of $404 thousand in credit life insurance commissions, $325 thousand in checking and saving account fees, $319 thousand in servicing and prepayment loan fees, and $180 thousand in international transaction fees. These variances were partially offset by a decrease of $344 thousand in electronic banking fees;
•An increase of $476 thousand in wealth management revenue, primarily related to the new reinsurance business income of $1.8 million, partially offset by decreases of $849 thousand in broker-dealer revenues, $192 thousand in trust division fees, $184 thousand in insurance income from annuities and other commissions, and $33 thousand in OPC revenues;
•An increase of $472 thousand in mortgage-banking activities, primarily related to lower losses on repurchase loans and other mortgage banking activities by $2.9 million and higher servicing fees of $725 thousand, offset by a $3.1 million decrease in gains on loans sold and securitization due to decrease in sales; and
•An increase of $3.3 million in other non-interest income, primarily related to a $4.7 million gain recognized on the sale of a branch building during the first six months of 2022.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2022	2021	Variance %	2022	2021	Variance %
	(In thousands)			(In thousands)
Compensation and employee benefits	$34,730	$32,919	5.5%	$69,498	$65,537	6.0%
Occupancy, equipment and infrastructure costs	12,861	12,528	2.7%	24,777	25,656	-3.4%
Electronic banking charges	9,722	9,316	4.4%	19,508	17,548	11.2%
Professional and service fees	7,362	5,399	36.4%	12,783	9,935	28.7%
Information technology expenses	5,528	5,532	-0.1%	10,332	9,786	5.6%
Taxes, other than payroll and income taxes	3,266	3,617	-9.7%	6,573	7,278	-9.7%
Insurance	2,429	2,673	-9.1%	5,064	5,129	-1.3%
Loan servicing and clearing expenses	2,243	1,942	15.5%	4,165	3,782	10.1%
Advertising, business promotion, and strategic initiatives	1,827	1,707	7.0%	3,889	3,137	24.0%
Pandemic expenses	1,099	1,531	-28.2%	1,980	3,300	-40.0%
Communication	1,132	1,039	9.0%	2,248	2,004	12.2%
Printing, postage, stationery and supplies	785	941	-16.6%	1,877	2,159	-13.1%
Director and investor relations	346	324	6.8%	595	623	-4.5%
Foreclosed real estate and other repossessed assets (income) expenses, net	(1,404)	327	-529.4%	(2,886)	278	-1,138.1%
Other	3,332	2,881	15.7%	6,010	4,190	43.4%
Total non-interest expenses	$85,258	$82,676	3.1%	$166,413	$160,342	3.8%
Relevant ratios and data:
Efficiency ratio	58.27%	62.02%		58.86%	61.44%
Compensation and benefits to non-interest expense	40.74%	39.82%		41.76%	40.87%
Compensation to average total assets owned (annualized)	1.36%	1.27%		1.37%	1.29%
Average number of employees	2,232	2,239		2,246	2,235
Average compensation per employee (annualized, in thousands)	$62.24	$58.81		$61.89	$58.65
Average loans per average employee	$2,975	$2,947		$2,930	$2,960
Non-Interest Expenses
Comparison of quarters ended June 30, 2022 and 2021
Non-interest expense was $85.3 million, representing an increase of 3.1%, or $2.6 million, compared to $82.7 million. The increase in non-interest expense was mainly due to:
•Increase in professional and service fees by $2.0 million, reflecting higher compliance related expenses due to greater levels of business activity;
•Increase in compensation and employee benefits by $1.8 million, mainly due to increases in minimum hourly wages and annual salaries; and
•Increase in electronic banking charges by $406 thousand driven by increase in debit and credit card billing fees, ATM-related expenses, and merchant fees due to higher transaction volumes during the quarter ended June 30, 2022.

The increase in non-interest expense was partially offset by improvements in foreclosed real estate and other repossessed assets income by $1.7 million reflecting an increase of $1.3 million in gains on sales of foreclosed real estate and a decrease of $652 thousand in credit-related expenses.
The efficiency ratio was 58.27% and improved from 62.02%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the adjusted efficiency ratio computation for the quarters ended June 30, 2022 and 2021 amounted to $5.0 million and $1.1 million, respectively.
Comparison of the six-month periods ended June 30, 2022 and 2021
Non-interest expense was $166.4 million, representing an increase of 3.8%, or $6.1 million, compared to $160.3 million.
Non-interest expenses were positively impacted by:
•Increase in compensation and employee benefits by $4.0 million, primarily related to a one-time $1.3 million pandemic employee tax credit in prior year period, and increases in minimum hourly wages and annual salaries in the current period;
•Increase in professional and service fees expenses by $2.8 million, reflecting higher compliance related expenses due to greater levels of business activity; and
•Increase in electronic banking charges by $2.0 million mainly due an increase in debit and credit card billing fees, ATM-related expenses and merchant fees due to higher transaction volumes.
The increase in non-interest expense was partially offset by:
•Improvements in foreclosed real estate and other repossessed assets income by $3.2 million reflecting $1.9 million increase in gains on sales of foreclosed real estate, $680 thousand increase in net gain on sale of other repossessed assets, and $605 thousand decrease in credit-related expenses;
•Decrease in pandemic-related expenses by $1.3 million due to lower security, supplies and sanitation services expenses compared to prior period; and
•Decrease in occupancy, equipment and infrastructure costs by $879 thousand reflecting lower rent, building maintenance, utilities and other expenses related to branch consolidations.
The efficiency ratio was 58.86% and improved from 61.44%. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the six-month periods ended June 30, 2022 and 2021 amounted to $5.4 million and $2.1 million, respectively.
Provision for Credit Losses
Comparison of quarters ended June 30, 2022 and 2021
Provision for credit losses increased by $15.0 million to $6.7 million from a recapture of $8.3 million. The provision for credit losses for the quarter ended June 30, 2022 includes a provision of $5.1 million due to the growth in loan balances and a provision of $4.8 million in commercial-specific loan reserves as a result of two commercial loans placed in non-accrual, partly offset by a $3.9 million recapture associated with qualitative adjustments due to the improvement in the performance of loan portfolios and economic conditions in Puerto Rico. The provision for credit losses for the prior-year quarter included $2.1 million net charge-offs and a $10.4 million recapture, which reflected continued improvement in asset quality trends.
Comparison of the six-month periods ended June 30, 2022 and 2021
Provision for credit losses decreased by $10.2 million to $8.2 million from a recapture of $2.0 million. The provision for credit losses for the six-month period ended June 30, 2022 reflected a provision of $9.1 million related to the growth in loan balances and a provision of $9.5 million related to commercial-specific loan reserves due to certain commercial loans placed in non-accrual, offset by a $9.6 million recapture associated with qualitative adjustments due to the improvement in the performance of loan portfolios and economic conditions in Puerto Rico. Prior-year period recapture reflected continued improvement in asset quality trends.
Income Tax Expense
Comparison of quarters ended June 30, 2022 and 2021
OFG’s ETR was 31.9% in 2022 compared to 32.0% in 2021. The decrease in ETR is mainly related to an increase in US Treasury bills and other exempt investments during the quarter.
Comparison of the six-month periods ended June 30, 2022 and 2021
OFG’s ETR was 31.3% in 2022 compared to 32.0% in 2021. The decrease in ETR is related to an increase in US Treasury bills and other exempt investments and a discrete tax windfall on stock options during the six-month period ended June 30, 2022.
Business Segments
OFG segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2022 and 2021.

	Quarter Ended June 30, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$109,292	$5	$12,925	$122,222	$—	$122,222
Interest expense	(6,280)	—	(848)	(7,128)	—	(7,128)
Net interest income	103,012	5	12,077	115,094	—	115,094
Provision for credit losses	6,634	—	57	6,691	—	6,691
Non-interest income	27,802	8,408	—	36,210	—	36,210
Non-interest expenses	(79,656)	(4,795)	(807)	(85,258)	—	(85,258)
Intersegment revenue	543	—	—	543	(543)	—
Intersegment expenses	—	(376)	(167)	(543)	543	—
Income before income taxes	45,067	3,242	11,046	59,355	—	59,355
Income tax expense	18,580	—	343	18,923	—	18,923
Net income	$26,487	$3,242	$10,703	$40,432	$—	$40,432
Total assets	$8,235,814	$28,240	$2,997,323	$11,261,377	$(1,013,603)	$10,247,774

	Six-Month Period Ended June 30, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$216,115	$10	$19,046	$235,171	$—	$235,171
Interest expense	(13,651)	—	(1,232)	(14,883)	—	(14,883)
Net interest income	202,464	10	17,814	220,288	—	220,288
Provision for (recapture of) credit losses	8,344	—	(102)	8,242	—	8,242
Non-interest income	51,352	16,414	50	67,816	—	67,816
Non-interest expenses	(155,447)	(9,380)	(1,586)	(166,413)	—	(166,413)
Intersegment revenue	1,057	—	—	1,057	(1,057)	—
Intersegment expenses	—	(719)	(338)	(1,057)	1,057	—
Income before income taxes	$91,082	$6,325	$16,042	$113,449	$—	$113,449
Income tax expense	35,062	—	434	35,496	—	35,496
Net income	$56,020	$6,325	$15,608	$77,953	$—	$77,953
Total assets	$8,235,814	$28,240	$2,997,323	$11,261,377	$(1,013,603)	$10,247,774

	Quarter Ended June 30, 2021
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$110,446	$6	$3,005	$113,457	$—	$113,457
Interest expense	(10,712)	—	(494)	(11,206)	—	(11,206)
Net interest income	99,734	6	2,511	102,251	—	102,251
Recapture of provision for credit losses	(7,737)	—	(568)	(8,305)	—	(8,305)
Non-interest income	24,215	7,974	8	32,197	—	32,197
Non-interest expenses	(76,623)	(5,015)	(1,038)	(82,676)	—	(82,676)
Intersegment revenue	545	—	—	545	(545)	—
Intersegment expenses	—	(302)	(243)	(545)	545	—
Income before income taxes	55,608	2,663	1,806	60,077	—	60,077
Income tax expense	19,239	—	11	19,250	—	19,250
Net income	$36,369	$2,663	$1,795	$40,827	$—	$40,827
Total assets	$8,271,348	$31,165	$3,232,968	$11,535,481	$(1,073,668)	$10,461,813

	June 30, 2021
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$218,676	$18	$5,739	$224,433	$—	$224,433
Interest expense	(22,848)	—	(1,136)	(23,984)	—	(23,984)
Net interest income	195,828	18	4,603	200,449	—	200,449
Recapture of provision for credit losses	(1,149)	—	(832)	(1,981)	—	(1,981)
Non-interest income	47,088	15,505	17	62,610	—	62,610
Non-interest expenses	(150,497)	(7,844)	(2,001)	(160,342)	—	(160,342)
Intersegment revenue	1,098	—	—	1,098	(1,098)	—
Intersegment expenses	—	(593)	(505)	(1,098)	1,098	—
Income before income taxes	$94,666	$7,086	$2,946	$104,698	$—	$104,698
Income tax expense	33,475	—	23	33,498	—	33,498
Net income	$61,191	$7,086	$2,923	$71,200	$—	$71,200
Total assets	$8,271,348	$31,165	$3,232,968	$11,535,481	$(1,073,668)	$10,461,813

Comparison of quarters ended June 30, 2022 and 2021
Banking
OFG’s banking segment net income before taxes decreased by $10.5 million from $55.6 million to $45.1 million, mainly reflecting:
•An increase in provision for credit losses of $14.4 million. The provision for the current quarter reflected increases due to growth of loan balances and commercial-specific loan reserves from commercial loans placed in non-accrual, partly offset by a reduction in qualitative adjustment due to the improvement in the performance of loan portfolios and economic conditions in Puerto Rico. The provision for the prior-year quarter included a release related to improvements in asset quality; and
•An increase in non-interest expenses of $3.0 million, mainly due to: (i) higher compensation and employee benefits by $2.5 million due to increases in minimum hourly wages and annual salaries, (ii) higher compliance related professional expenses by $1.8 million due to greater levels of business activity, and (iii) higher electronic banking charges by $406 thousand due to higher transaction volume; partially offset by improvements in foreclosed real estate and other repossessed assets income by $1.7 million reflecting an increase of $1.3 million in gains on sales of foreclosed real estate.
These variances were partially offset by:
•Lower interest expense by $4.4 million from both, reduced costs and lower average balances of core deposits; and
•An increase of $3.6 million in non-interest income, primarily related to a $4.7 million gain recognized on the sale of a legacy branch building during the quarter ended June 30, 2022.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage and insurance activities. Net income before taxes from this segment increased by $0.6 million reflecting higher non-interest income of $434 thousand mainly due to $1.0 million in income from a new reinsurance business which began operations during the last quarter of 2021, partially offset by a $644 thousand decrease in revenues subject to commissions from the broker-dealer subsidiary.
Treasury
Treasury segment net income before taxes increased by $9.2 million, mainly reflecting an increase in interest income from the purchases of available-for-sale and held-to-maturity securities during the current period.
Comparison of six-month periods ended June 30, 2022 and 2021
Banking
OFG’s banking segment net income before taxes decreased by $3.6 million from $94.7 million to $91.1 million, mainly reflecting:
•An increase in provision for credit losses of $9.5 million. The provision for the current period reflected increases due to growth in loan balances and commercial-specific loan reserves from commercial loans placed in non-accrual, partly offset by a reduction in qualitative adjustment due to the improvement in the performance of loan portfolios and economic conditions in Puerto Rico. The provision for the prior-year period included releases related to improvements in asset quality;

•An increase in non-interest expenses of $5.0 million, mainly due to: (i) a $4.4 million increase in compensation and employee benefits reflecting a one-time $1.3 million pandemic employee tax credit in the prior-year period and increases in minimum hourly wages and annual salaries; (ii) a $2.4 million increase in compliance related professional expenses due to greater levels of business activity; a $2.0 million increase in electronic banking charges due to higher transaction volume; and (iii) a $721 thousand increase in advertising and marketing; partially offset by improvements in foreclosed real estate and other repossessed assets income by $3.2 million reflecting: (i) a $1.9 million increase in gains on sales of foreclosed real estate, (ii) a $680 thousand increase in net gain on sale of other repossessed assets, and (iii) a $605 thousand decrease in credit-related expenses.
The increases in the banking segment’s net income were partially offset by:
•Lower interest expense by $9.2 million, mainly related to both, reduced costs and lower average balances of core deposits; and
•An increase of $4.3 million in non-interest income primarily related to a $4.7 million gain recognized on the sale of a legacy branch building during the quarter ended June 30, 2022.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage and insurance activities. Net income before taxes from this segment decreased by $0.8 million reflecting an increase in non-interest expenses by $1.5 million, primarily related to higher claims expenses as a result of a $1.2 million reversal from a case settled during the prior year period. The decrease in net income before taxes was partially offset by a $909 thousand increase in non-interest income related to $1.8 million in income from the new reinsurance business, partially offset by decreases of $849 thousand in broker-dealer revenues.
Treasury
Treasury segment net income before taxes increased by $13.1 million, mainly reflecting:
•Increase in interest income by $13.3 million, reflecting the purchase of agency MBS and US Treasury securities during the current period; and
•Decrease in interest expense by $96 thousand reflecting the cancellation of $33.1 million of FHLB advances during 2021 and the early redemption of $36.1 million subordinated capital notes during the six-month period ended June 30, 2022.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At June 30, 2022, OFG’s total assets amounted to $10.248 billion, for an increase of $348.1 million, when compared to $9.900 billion at December 31, 2021.
The investment portfolio increased by $831.4 million, or 92.8%, primarily related to the purchase of available for sale agency mortgage-backed securities and held-to-maturity US Treasury securities amounting to $719.0 million and $196.7 million, respectively, during the six-month period ended June 30, 2022. OFG’s strategy is to invest its liquidity in highly liquid securities and designate them as available for sale or held-to-maturity after taking into account the investment’s characteristics with respect to yield and term and the current market environment.
OFG’s loan portfolio is comprised of residential mortgage loans, commercial loans secured by real estate, other commercial and industrial loans, consumer loans, and auto loans and leases. At June 30, 2022, OFG’s net loan portfolio increased by $255.9 million, or 4.0%, reflecting increases in commercial, consumer and auto loans, partially offset by $54.0 million PPP loans forgiven by the Small Business Administration and the sale of $21.9 million of past due mortgage loans sold during the six-month period ended June 30, 2022.
Cash and due from banks of $1.302 billion decreased by $712.3 million, reflecting cash used to purchase available for sale agency mortgage-backed securities and held-to-maturity US Treasury securities, disbursements for loans originated during the six-month period ended June 30, 2022, and the redemption of $36.1 million in 3.23% variable rate subordinated notes, partially offset by an increase in commercial and government-related deposits.
Financial Assets Managed
OFG’s financial assets include those managed by OFG’s trust division, retirement plan administration subsidiary, and assets gathered by its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary manages private retirement plans. At June 30, 2022, the total assets managed by OFG’s trust division and retirement plan administration subsidiary amounted to $3.365 billion, compared to $3.759 billion at December 31, 2021. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2022, total assets gathered by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.078 billion, compared to $2.466 billion at December 31, 2021. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market value.
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

As of June 30, 2022 and December 31, 2021, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment. Please refer to Note 9 – Goodwill and Other Intangible Assets to our consolidated financial statements for more information on the annual goodwill impairment test.
TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance %
	2022	2021
	(In thousands)
Investments:
FNMA and FHLMC certificates	$1,190,478	$550,809	116.1%
Obligations of US government-sponsored agencies	—	1,183	-100.0%
US Treasury securities	207,549	10,825	1,817.3%
CMOs issued by US government-sponsored agencies	18,640	24,430	-23.7%
GNMA certificates	288,357	288,578	-0.1%
Equity securities	19,848	17,578	12.9%
Other debt securities	2,378	2,395	-0.7%
Trading securities	13	20	-35.0%
Total investments	1,727,263	895,818	92.8%
Loans, net	6,585,210	6,329,311	4.0%
Total investments and loans	8,312,473	7,225,129	15.0%
Other assets:
Cash and due from banks (including restricted cash)	1,302,368	2,014,698	-35.4%
Money market investments	4,913	8,952	-45.1%
Foreclosed real estate	15,061	15,039	0.1%
Accrued interest receivable	58,371	56,560	3.2%
Deferred tax asset, net	76,101	99,063	-23.2%
Premises and equipment, net	101,848	92,124	10.6%
Servicing assets	49,280	48,973	0.6%
Goodwill	86,069	86,069	0.0%
Right of use assets	27,699	28,846	-4.0%
Core deposit, customer relationship and other intangibles	31,800	36,093	-11.9%
Other assets and customers' liability on acceptances	181,791	188,174	-3.4%
Total other assets	1,935,301	2,674,591	-27.6%
Total assets	$10,247,774	$9,899,720	3.5%
Investment portfolio composition:
FNMA and FHLMC certificates	68.9%	61.5%
Obligations of US government-sponsored agencies	0.0%	0.1%
US Treasury securities	12.0%	1.2%
CMOs issued by US government-sponsored agencies	1.1%	2.7%
GNMA certificates	16.7%	32.2%
Equity securities	1.1%	2.0%
Other debt securities and trading securities	0.2%	0.3%
	100.0%	100.0%

TABLE 5 - LOAN PORTFOLIO COMPOSITION

	June 30,	December 31,	Variance %
	2022	2021
	(In thousands)
Loans held for investment:
Commercial	$2,595,867	$2,379,330	9.1%
Mortgage	1,807,852	1,907,271	(5.2)%
Consumer	499,102	409,675	21.8%
Auto and leasing	1,799,840	1,706,310	5.5%
	6,702,661	6,402,586	4.7%
Allowance for credit losses	(159,039)	(155,937)	2.0%
Total loans held for investment	6,543,622	6,246,649	4.8%
Mortgage loans held for sale	26,947	51,096	(47.3)%
Other loans held for sale	14,641	31,566	(53.6)%
Total loans, net	$6,585,210	$6,329,311	4.0%
OFG’s loan portfolio is composed of mortgage, commercial, consumer, and auto loans. As shown in Table 5 above, total loans, net, amounted to $6.585 billion at June 30, 2022 and $6.329 billion at December 31, 2021. OFG’s loans held-for-investment portfolio composition and trends were as follows:
•Commercial loan portfolio amounted to $2.596 billion (38.7% of the gross loan portfolio) compared to $2.379 billion (37.2% of the gross loan portfolio) at December 31, 2021.
Commercial loan production, excluding PPP loans, decreased 28.4%, or $93.2 million, to $234.7 million in the quarter ended June 30, 2022 from $327.9 million for the same period in 2021, and increased 13.6%, or $62.1 million, to $518.7 million in the six-month period ended June 30, 2022 from $456.6 million for the same period in 2021.
During the second quarter and six-month period ended June 30, 2021, OFG originated $32.7 million and $159.0 million, respectively, of PPP loans. There were no originations of PPP loans during the quarter and six-month period ended June 30, 2022, as the program concluded in 2021.
•Mortgage loan portfolio amounted to $1.808 billion (27.0% of the gross loan portfolio) compared to $1.907 billion (29.8% of the gross originated loan portfolio) at December 31, 2021.
Mortgage loan production totaled $62.8 million and $126.7 million for the quarter and six-month period ended June 30, 2022, respectively, which represents a decrease of 39.5% and 36.5% from $103.8 million and $199.7 million for the same periods in 2021. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $33.4 million and $14.5 million at June 30, 2022 and December 31, 2021, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
•Consumer loan portfolio amounted to $499.1 million (7.4% of the gross loan portfolio) compared to $409.7 million (6.4% of the gross loan portfolio) at December 31, 2021. Consumer loan production increased 153.9% and 195.6% to $96.6 million and $193.7 million in the quarter and six-month period ended June 30, 2022, respectively, from $38.0 million and $65.5 million for the same periods in 2021.
•Auto and leasing portfolio amounted to $1.800 billion (26.9% of the gross loan portfolio) compared to $1.706 billion (26.7% of the gross originated loan portfolio) at December 31, 2021. Auto loans production increased 12.8% and 15.9% to $193.0 million and $371.3 million in the quarter and six-month period ended June 30, 2022, respectively, compared to $171.1 million and $320.5 million for the same periods in 2021.

TABLE 6 - PUERTO RICO GOVERNMENT RELATED LOANS

June 30, 2022
		Maturity
	Carrying Value	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$86,272	$35,143	$51,129
At June 30, 2022, OFG has $86.3 million of direct credit exposure to the Puerto Rico government, a $1.0 million decrease from December 31, 2021. At December 31, 2021, total loan exposure to the Puerto Rico government included a $1.1 million PCD loan granted to a public corporation classified as non-accrual, which was repaid during the six-month period ended June 30, 2022.
Credit Risk Management
Allowance for Credit Losses
On January 1, 2020, OFG adopted an accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of future expected credit losses inherent in OFG’s relevant financial assets.
Tables 7 through 9 set forth an analysis of activity in the allowance for credit losses and present selected credit loss statistics for the quarters and six-month periods ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021. In addition, Table 5 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Note 7 – Allowance for Credit Losses of this Quarterly Report for a more detailed analysis of provisions and allowance for credit losses.
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 10 and 12). At June 30, 2022, OFG had $98.2 million of non-accrual loans, including $10.3 million PCD loans, compared to $101.9 million at December 31, 2021.
At June 30, 2022 and December 31, 2021, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $150.0 million and $125.9 million, respectively, as they were performing under their modified terms.
Delinquent residential mortgage loans insured or guaranteed under applicable Federal Housing Administration (“FHA”) and United States Department of Veterans Affairs (“VA”) programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans.
At June 30, 2022, OFG’s non-performing assets decreased by 2.5% to $125.8 million (1.23% of total assets) from $129.0 million (1.30% of total assets) at December 31, 2021. Foreclosed real estate and other repossessed assets amounting to $15.1 million and $2.5 million, respectively, at June 30, 2022, increased from $15.0 million and $1.9 million, respectively, at December 31, 2021, recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At June 30, 2022, the allowance coverage ratio to non-performing loans was 147.0% (139.2% at December 31, 2021).

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
OFG follows a conservative residential mortgage lending policy with more than 90% of its residential mortgage portfolio consisting of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk associated with subprime loans offered by certain major U.S. mortgage loan originators. Furthermore, OFG has never been active in negative amortization loans or offered adjustable rate mortgage loans with teaser rates.
The following items comprise non-performing loans held for investment, including Non-PCD and PCDs:
Commercial loans - At June 30, 2022, OFG’s non-performing commercial loans amounted to $57.3 million (52.9% of OFG’s non-performing loans), an 14.2% increase from $50.1 million at December 31, 2021 (44.8% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At June 30, 2022, OFG’s non-performing mortgage loans totaled $33.6 million (31.1% of OFG’s non-performing loans), a 15.4% decrease from $39.7 million (35.5% of OFG’s non-performing loans) at December 31, 2021. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At June 30, 2022, OFG’s non-performing consumer loans amounted to $2.0 million (1.8% of OFG’s non-performing loans), a 13.7% decrease from $2.3 million at December 31, 2021 (2.1% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans and leasing - At June 30, 2022, OFG’s non-performing auto loans and leases amounted to $15.3 million (14.2% of OFG’s total non-performing loans), a decrease of 22.7% from $19.8 million at December 31, 2021 (17.6% of OFG’s total non-performing loans). Non-PCD auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
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

In order to apply for any of our loan modification programs, if the borrower is active in Chapter 13 bankruptcy, it must request an authorization from the bankruptcy trustee to allow for the loan modification. Borrowers with discharged Chapter 7 bankruptcies may also apply. Loans in these programs are evaluated by designated credit underwriters for troubled-debt restructuring classification if OFG grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

TABLE 7 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	June 30,	December 31,	Variance %
	2022	2021
	(In thousands)
Allowance for credit losses:
Non-PCD
Commercial	$42,014	$32,262	30.2%
Mortgage	11,906	15,299	-22.2%
Consumer	23,109	19,141	20.7%
Auto and leasing	66,867	65,363	2.3%
Total allowance for credit losses	$143,896	$132,065	9.0%

PCD
Commercial	$2,427	$4,508	-46.2%
Mortgage	12,541	19,018	-34.1%
Consumer	20	34	-41.2%
Auto and leasing	155	312	-50.3%
Total allowance for credit losses	$15,143	$23,872	-36.6%

Allowance for credit losses summary
Commercial	$44,441	$36,770	20.9%
Mortgage	24,447	34,317	-28.8%
Consumer	23,129	19,175	20.6%
Auto and leasing	67,022	65,675	2.1%
Total allowance for credit losses	$159,039	$155,937	2.0%

Allowance composition:
Commercial	27.9%	23.6%
Mortgage	15.4%	22.0%
Consumer	14.5%	12.3%
Auto and leasing	42.2%	42.1%
	100.0%	100.0%

Allowance coverage ratio at end of year:
Commercial	1.7%	1.6%	10.3%
Mortgage	1.4%	1.8%	-25.0%
Consumer	4.6%	4.7%	-1.1%
Auto and leasing	3.7%	3.9%	-3.4%
	2.4%	2.4%	-2.9%

Allowance coverage ratio to non-performing loans:
Commercial	77.6%	73.3%	5.9%
Mortgage	72.8%	86.4%	-15.8%
Consumer	1164.0%	832.6%	39.8%
Auto and leasing	437.2%	331.2%	32.0%
	147.0%	139.2%	5.6%

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2022	2021	Variance %	2022	2021	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$157,075	$201,973	-22.2%	$155,937	$204,809	-23.9%
Provision for (recapture of) credit losses	6,507	(8,138)	-180.0%	8,222	(1,870)	-539.7%
Charge-offs	(13,167)	(10,962)	20.1%	(25,584)	(28,481)	-10.2%
Recoveries	8,624	8,844	-2.5%	20,464	17,259	18.6%
Balance at end of period	$159,039	$191,717	-17.0%	$159,039	$191,717	-17.0%

TABLE 9 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2022	2021	Variance %	2022	2021	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Non-PCD
Mortgage
Charge-offs	$(259)	$(268)	-3.4%	$(262)	$(1,056)	-75.2%
Recoveries	335	193	73.6%	2,409	808	198.1%
Total	76	(75)	-201.3%	2,147	(248)	-965.7%
Commercial
Charge-offs	(2,907)	(653)	345.2%	(3,451)	(720)	379.3%
Recoveries	456	996	-54.2%	648	1,425	-54.5%
Total	(2,451)	343	-814.6%	(2,803)	705	-497.6%
Consumer
Charge-offs	(3,307)	(2,897)	14.2%	(5,966)	(7,366)	-19.0%
Recoveries	795	697	14.1%	1,450	1,263	14.8%
Total	(2,512)	(2,200)	14.2%	(4,516)	(6,103)	-26.0%
Auto and leasing
Charge-offs	(6,428)	(5,170)	24.3%	(14,318)	(14,253)	0.5%
Recoveries	5,565	5,997	-7.2%	10,456	11,814	-11.5%
Total	(863)	827	-204.4%	(3,862)	(2,439)	58.3%

PCD Loans:
Mortgage
Charge-offs	$(183)	$(1,742)	(89.5)%	$(1,317)	$(4,332)	(69.6)%
Recoveries	1,026	184	457.6%	1,871	330	467.0%
Total	843	(1,558)	(154.1)%	554	(4,002)	(113.8)%
Commercial
Charge-offs	—	(6)	(100.0)%	(34)	(50)	(32.0)%
Recoveries	249	430	(42.1)%	3,272	867	277.4%
Total	249	424	(41.3)%	3,238	817	296.3%
Consumer
Charge-offs	(8)	—	—%	(47)	(22)	113.6%
Recoveries	13	33	(60.6)%	36	55	(34.5)%
Total	5	33	(84.8)%	(11)	33	(133.3)%
Auto and leasing
Charge-offs	(75)	(226)	(66.8)%	(189)	(682)	(72.3)%
Recoveries	185	314	(41.1)%	322	697	(53.8)%
Total	110	88	25.0%	133	15	786.7%

Total charge-offs	(13,167)	(10,962)	20.1%	(25,584)	(28,481)	(10.2)%
Total recoveries	8,624	8,844	(2.5)%	20,464	17,259	18.6%
Net credit losses	$(4,543)	$(2,118)	114.5%	$(5,120)	$(11,222)	(54.4)%

TABLE 9 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES (CONTINUED)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2022	2021	Variance %	2022	2021	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Net credit losses to average loans outstanding:
Mortgage	(0.20)%	0.30%	-166.81%	(0.29)%	0.39%	-175.55%
Commercial	0.34%	(0.13)%	-374.5%	(0.03)%	(0.13)%	-72.3%
Consumer	1.98%	2.17%	-8.6%	1.87%	2.98%	-37.4%
Auto and leasing	0.17%	(0.23)%	-174.8%	0.43%	0.30%	40.2%
Total	0.27%	0.13%	113.1%	0.16%	0.34%	-54.1%
Recoveries to charge-offs	65.50%	80.68%	-18.8%	79.99%	60.60%	32.0%
Average Loans Held for Investment
Mortgage	$1,809,228	$2,147,928	-15.8%	$1,847,001	$2,195,540	-15.9%
Commercial	2,555,575	2,443,407	4.6%	2,503,168	2,424,195	3.3%
Consumer	506,588	400,365	26.5%	484,363	406,743	19.1%
Auto and leasing	1,769,049	1,606,869	10.1%	1,745,583	1,590,524	9.7%
Total	$6,640,440	$6,598,569	0.6%	$6,580,115	$6,617,002	-0.6%
TABLE 10 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance %
	2022	2021
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans
Troubled-Debt Restructuring loans	$23,431	$24,539	-4.5%
Other loans	64,469	64,465	—%
Accruing loans
Troubled-Debt Restructuring loans	9,832	9,087	8.2%
Other loans	134	1,038	-87.1%
Total	$97,866	$99,129	-1.3%
PCD	10,318	12,879	-19.9%
Total non-performing loans	$108,184	$112,008	-3.4%
Foreclosed real estate	15,061	15,039	0.1%
Other repossessed assets	2,533	1,945	30.2%
	$125,778	$128,992	-2.5%

Non-performing assets to total assets	1.23%	1.30%	-5.4%
Non-performing assets to total capital	12.39%	12.06%	2.7%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$495	$694	$811	$1,274
TABLE 11 - NON-ACCRUAL LOANS

	June 30,	December 31,	Variance %
	2022	2021
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial	$47,206	$37,604	25.5%
Mortgage	23,381	29,268	-20.1%
Consumer	1,987	2,303	-13.7%
Auto and leasing	15,329	19,829	-22.7%
Total	$87,903	$89,004	-1.2%
PCD
Commercial	$10,057	$12,545	-19.8%
Mortgage	261	334	-21.9%
Total	$10,318	$12,879	-19.9%
Total non-accrual loans	$98,221	$101,883	-3.6%
Non-accruals loans composition percentages:
Commercial	58.3%	49.2%
Mortgage	24.1%	29.1%
Consumer	2.0%	2.3%
Auto and leasing	15.6%	19.4%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.47%	1.59%	-7.55%
Allowance for credit losses to non-accrual loans	161.92%	153.05%	5.80%

TABLE 12 - NON-PERFORMING LOANS

	June 30,	December 31,	Variance %
	2022	2021
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial	$47,206	$37,603	25.5%
Mortgage	33,344	39,394	-15.4%
Consumer	1,987	2,303	-13.7%
Auto and leasing	15,329	19,829	-22.7%
Total	$97,866	$99,129	-1.3%
PCD
Commercial	$10,057	$12,545	-19.8%
Mortgage	261	334	-21.9%
Total	$10,318	$12,879	-19.9%
Total non-performing loans	$108,184	$112,008	-3.4%
Non-performing loans composition percentages:
Commercial	52.9%	44.8%
Mortgage	31.1%	35.5%
Consumer	1.8%	2.1%
Auto and leasing	14.2%	17.6%
	100.0%	100.0%
Non-performing loans to:
Total loans	1.61%	1.75%	-8.00%
Total assets	1.06%	1.13%	-6.2%
Total capital	10.66%	10.48%	1.7%
Non-performing loans with partial charge-offs to:
Total loans	0.44%	0.46%	-4.3%
Non-performing loans	27.25%	26.53%	2.7%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	97.72%	170.31%	-42.6%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	202.08%	189.49%	6.6%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance %
	2022	2021
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$2,707,504	$2,501,644	8.2%
NOW accounts	2,751,556	2,702,636	1.8%
Savings and money market accounts	2,433,816	2,177,779	11.8%
Time deposits	1,136,066	1,220,262	-6.9%
Total deposits	9,028,942	8,602,321	5.0%
Accrued interest payable	628	797	-21.2%
Total deposits and accrued interest payable	9,029,570	8,603,118	5.0%
Borrowings:
Advances from FHLB	27,586	28,488	-3.2%
Subordinated capital notes	—	36,083	-100.0%
Other borrowings	32	—	—%
Total borrowings	27,618	64,571	-57.2%
Total deposits and borrowings	9,057,188	8,667,689	4.5%
Other Liabilities:
Derivative liabilities	21	804	-97.4%
Acceptances outstanding	27,150	35,329	-23.2%
Lease liability	29,538	30,498	-3.1%
Other liabilities	119,065	96,240	23.7%
Total liabilities	$9,232,962	$8,830,560	4.6%
Deposits portfolio composition percentages:
Non-interest bearing deposits	30.0%	29.1%
NOW accounts	30.5%	31.4%
Savings and money market accounts	27.0%	25.3%
Time deposits	12.5%	14.2%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	99.9%	44.1%
Subordinated capital notes	0.0%	55.9%
Other borrowings	0.1%	—%
	100.0%	100.0%

Liabilities and Funding Sources
As shown in Table 13 above, at June 30, 2022, OFG’s total liabilities were $9.233 billion, 4.6% higher than the $8.831 billion reported at December 31, 2021. Deposits and borrowings, OFG’s funding sources, amounted to $9.057 billion at June 30, 2022 compared to $8.668 billion at December 31, 2021. Deposits, excluding accrued interest payable, increased 5.0% mainly from higher commercial and retail deposits by $510.8 million, offset by a decrease of $84.4 million in time deposits from maturities, with the majority of them transferred into demand deposit and savings accounts.
As of June 30, 2022 borrowings consist of FHLB advances amounting to $27.6 million. Borrowings decreased by $37.0 million, when compared to $64.6 million at December 31, 2021, reflecting the redemption of all $36.1 million variable rate subordinated capital notes before maturity during the six-month period ended June 30, 2022.

Stockholders’ Equity
At June 30, 2022, OFG’s total stockholders’ equity was $1.015 billion, a 5% decrease when compared to $1.069 billion at December 31, 2021. This reduction in stockholders’ equity reflects a decrease of $60.6 million from additional treasury stock and a decrease in additional paid-in capital of $2.4 million, as a result of repurchases of common stock in the aggregate amount of $64.1 million in connection with the $100 million stock buyback program adopted during the first quarter of 2022. It also reflects a decrease in accumulated other comprehensive income, net of tax, of $54.7 million from changes in the market value of available-for-sale securities. The decrease was offset by an increase in retained earnings of $55.6 million and legal surplus of $7.7 million, mainly due to $78.0 million in net income, partially offset by $14.6 million common stock dividends issued during the six-month period ended June 30, 2022.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2022, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
On January 1, 2020, OFG implemented CECL using the modified retrospective approach, with an impact to capital of $25.5 million, net of its corresponding deferred tax effect. On March 27, 2020, in response to the Covid-19 pandemic, U.S. banking regulators issued an interim final rule that OFG adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). During the two-year delay, OFG added back to common equity tier 1 (“CET1”) capital 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over a three-year period.
During the six-month period ended June 30, 2022, OFG redeemed all of its $36.1 million subordinated capital notes and, as a result, OFG’s tier 1 capital was reduced by the corresponding $35.0 million qualified trust preferred securities, which were previously included in tier 1 capital.
The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of June 30, 2022 and December 31, 2021, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at June 30, 2022 and December 31, 2021:
TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA

	June 30,	December 31,	Variance
	2022	2021	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,014,812	$1,069,160	(5.1)%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	12.80%	13.77%	(7.0)%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$960,015	964,284	(0.4)%
Minimum common equity tier 1 capital required	$337,463	315,219	7.1%
Minimum capital conservation buffer required (2.5%)	$187,479	175,122	7.1%
Excess over regulatory requirement	$435,073	473,943	(8.2)%
Risk-weighted assets	$7,499,171	7,004,876	7.1%
Tier 1 risk-based capital ratio	12.80%	14.27%	(10.3)%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$960,015	$999,284	(3.9)%
Minimum tier 1 risk-based capital required	$449,950	$420,293	7.1%
Minimum capital conservation buffer required (2.5%)	$187,479	175,122	7.1%
Excess over regulatory requirement	$322,585	$403,869	(20.1)%
Risk-weighted assets	$7,499,171	$7,004,876	7.1%
Total risk-based capital ratio	14.05%	15.52%	(9.5)%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,053,766	$1,086,897	(3.0)%
Minimum total risk-based capital required	$599,934	$560,390	7.1%
Minimum capital conservation buffer required (2.5%)	$187,479	175,122	7.1%
Excess over regulatory requirement	$266,353	$351,385	(24.2)%
Risk-weighted assets	$7,499,171	$7,004,876	7.1%
Leverage capital ratio	9.46%	9.69%	(2.4)%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$960,015	$999,284	(3.9)%
Minimum tier 1 capital required	$405,805	$412,359	(1.6)%
Excess over regulatory requirement	$554,209	$586,925	(5.6)%
Tangible common equity to total assets	8.75%	9.57%	(8.6)%
Tangible common equity to risk-weighted assets	11.96%	13.52%	(11.5)%
Total equity to total assets	9.90%	10.80%	-8.3%
Total equity to risk-weighted assets	13.53%	15.26%	(11.3)%
Stock data:
Outstanding common shares	47,553,723	49,636,352	(4.2)%
Book value per common share	$21.34	$21.54	(0.9)%
Tangible book value per common share	$18.86	$19.08	(1.2)%
Market price at end of year	$25.40	$26.56	-4.4%
Market capitalization at end of year	$1,207,865	$1,318,342	-8.4%

From December 31, 2021 to June 30, 2022, leverage capital ratio decreased from 9.69% to 9.46%, tier 1 risk-based capital ratio decreased from 14.27% to 12.80%, total risk-based capital ratio decreased from 15.52% to 14.05%, common equity tier 1 capital ratio decreased from 13.77% to 12.80%, and tangible common equity to tangible total assets decreased from 9.69% to 8.85%. The decreases in capital ratios reflected common stock repurchases of $64.1 million during the six-month period ended June 30, 2022 and an increase in risk-weighted assets, partially offset by increase in retained earnings. Risk-weighted assets increased, mainly from the increase in loan and investment portfolios during the six-month period ended June 30, 2022. Also, during the six-month period ended June 30, 2022, OFG completed the redemption and cancellation of subordinated capital notes, further reducing tier 1 risk-based capital and total risk-based capital by $35.0 million. Tangible common equity was also affected by a $54.7 million other comprehensive loss during the six-month period ended June 30, 2022 from available for sale securities as a result of changes in market interest rates from recent developments in the U.S. economy.
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,014,812	$1,069,160
Goodwill	(86,069)	$(86,069)
Core deposit intangible	(24,354)	$(27,630)
Customer relationship intangible	(7,399)	$(8,368)
Other intangibles	(47)	$(95)
Total tangible common equity (non-GAAP)	$896,943	$946,998
Total assets	$10,247,774	9,899,720
Goodwill	(86,069)	(86,069)
Core deposit intangible	(24,354)	(27,630)
Customer relationship intangible	(7,399)	(8,368)
Other intangibles	(47)	(95)
Total tangible assets	$10,129,905	$9,777,558
Tangible common equity to tangible assets	8.85%	9.69%
Common shares outstanding at end of period	47,553,723	49,636,352
Tangible book value per common share	$18.86	$19.08
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

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	June 30,	December 31,	Variance
	2022	2021	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$960,015	$964,284	(0.4)%
Additional tier 1 capital	—	35,000	(100.0)%
Tier 1 capital	960,015	999,284	(3.9)%
Additional Tier 2 capital	93,751	87,613	7.0%
Total risk-based capital	$1,053,766	$1,086,897	(3.0)%
Risk-weighted assets:
Balance sheet items	$6,893,863	$6,406,115	7.6%
Off-balance sheet items	605,308	598,761	1.1%
Total risk-weighted assets	$7,499,171	$7,004,876	7.1%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	12.80%	13.77%	(7.0)%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	12.80%	14.27%	(10.3)%
Total capital (minimum required, including capital conservation buffer - 10.5%)	14.05%	15.52%	(9.5)%
Leverage ratio (minimum required - 4%)	9.46%	9.69%	(2.4)%
Equity to assets	9.90%	10.80%	-8.3%
Tangible common equity to assets	8.75%	9.57%	(8.6)%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2022 and December 31, 2021:

	June 30,	December 31,	Variance
	2022	2021	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.16%	13.09%	(7.10)%
Actual common equity tier 1 capital	$906,739	$908,717	(0.2)%
Minimum capital requirement (4.5%)	$335,568	$312,371	7.4%
Minimum capital conservation buffer requirement (2.5%)	$186,427	$173,540	7.4%
Minimum to be well capitalized (6.5%)	$484,709	$451,203	7.4%
Tier 1 Capital to Risk-Weighted Assets	12.16%	13.09%	(7.1)%
Actual tier 1 risk-based capital	$906,739	$908,717	(0.2)%
Minimum capital requirement (6%)	$447,424	$416,495	7.4%
Minimum capital conservation buffer requirement (2.5%)	$186,427	$173,540	7.4%
Minimum to be well capitalized (8%)	$596,565	$555,327	7.4%
Total Capital to Risk-Weighted Assets	13.41%	14.34%	(6.5)%
Actual total risk-based capital	$999,970	$995,549	0.4%
Minimum capital requirement (8%)	$596,565	$555,327	7.4%
Minimum capital conservation buffer requirement (2.5%)	$186,427	$173,540	7.4%
Minimum to be well capitalized (10%)	$745,707	$694,159	7.4%
Total Tier 1 Capital to Average Total Assets	8.98%	8.87%	1.2%
Actual tier 1 capital	$906,739	$908,717	(0.2)%
Minimum capital requirement (4%)	$403,697	$409,855	(1.5)%
Minimum to be well capitalized (5%)	$504,621	$512,319	(1.5)%
OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At June 30, 2022 and December 31, 2021, OFG’s market capitalization for its outstanding common stock was $1.208 billion ($25.40 per share) and $1.318 billion ($26.56 per share), respectively.
The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2022
June 30, 2022	$29.22	$25.40	$0.15
March 31, 2022	$30.54	$26.21	$0.15
2021
December 31, 2021	$27.33	$23.84	$0.12
September 30, 2021	$25.66	$20.04	$0.12
June 30, 2021	$25.14	$21.61	$0.08
March 31, 2021	$22.93	$16.48	$0.08
2020
December 31, 2020	$18.54	$12.59	$0.07
September 30, 2020	$14.35	$12.12	$0.07
June 30, 2020	$15.10	$9.38	$0.07
March 31, 2020	$23.50	$9.32	$0.07

In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During the six-month period ended June 30, 2022, OFG repurchased 2,351,868 shares for a total of $64.1 million at an average price of $27.04 per share. OFG did not repurchase any shares of its common stock during the six-month period ended June 30, 2022, other than through its publicly announced stock repurchase program. During the six-month period ended June 30, 2021, OFG did not repurchase any shares.

At June 30, 2022 the number of shares that may yet be purchased under the $100 million stock buyback program is estimated at 1,412,984 and was calculated by dividing the remaining balance of $35.9 million by $25.40 (closing price of OFG’s common stock at June 30, 2022).

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

The following table presents the results of the simulations for the most likely scenarios at June 30, 2022. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table, presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$13,575	2.72%	$6,401	1.28%
+ 100 Basis points	$27,228	5.47%	$12,790	2.57%
+ 200 Basis points	$54,667	10.97%	$25,597	5.14%
- 50 Basis points	$(12,671)	-2.54%	$(5,861)	-1.18%
The scenarios above are both instantaneous shocks and gradual interest rate ramps that assume balance sheet management will mirror the base case. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as anticipated. Additionally, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to net interest income than indicated above. OFG strategic management of the balance sheet would be adjusted to accommodate these movements. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag changes in market rates. Also, the ability of many borrowers to service their debts may decrease in the event of an interest rate increase. ALT strategies consider all these factors as part of the monitoring of the exposure to interest rate risk.

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and advances from the FHLB in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed, in the past, certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms and using hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB still outstanding as of June 30, 2022.

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
Following is a summary of certain strategies, including derivative activities, currently used by OFG to manage interest rate risk:
Interest rate swaps and borrowings — OFG uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB that are tied to a variable rate index. The interest rate swaps effectively fix OFG’s interest payments on these borrowings. As of June 30, 2022, OFG had $27.6 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $27.6 million in advances from the FHLB that reprice or are being rolled over on a monthly basis. A derivative liability of $21 thousand was recognized at June 30, 2022 related to the valuation of these swaps.
Credit Risk
Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for OFG is its lending activities. In Puerto Rico, OFG’s principal market, we believe that recent macroeconomic conditions continue to show strength, however, as was demonstrated by the January 2020 earthquakes and hurricanes Irma and Maria in 2017, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. The effects of climate change may further increase the risk of natural disasters in the future and the correlative risk that the physical impact of such events could adversely affect our customers, operations, and business. Moreover, the Puerto Rico government’s fiscal challenges and Puerto Rico’s unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing OFG’s loans may suffer significant damages.
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
OFG’s business requires continuous access to various funding sources. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements, subordinated notes and brokered deposits. As of June 30, 2022, OFG had $11.4 million in brokered deposits.
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
Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.367 billion at June 30, 2022 ($248.0 million with maturity of one year or less and $1.119 billion with maturity over one year) compared to $1.365 billion at December 31, 2021 ($280.6 million with maturity of one year or less and $1.085 billion with maturity over one year), while letters of credit provided to customers increased to $28.7 million compared to $25.2 million at December 31, 2021. Loans sold with recourse at June 30, 2022 and December 31, 2021 amounted to $115.6 million and $121.8 million, respectively.
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
At June 30, 2022 and December 31, 2021, OFG maintained other non-credit commitments amounting to $21.8 million and $8.9 million, respectively, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At June 30, 2022 and December 31, 2021, OFG had commitments for capital expenditures in technology amounting to $8.9 million and $15.4 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
Our liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the Covid-19 pandemic. Requests for loan payment deferrals rose in the second quarter of 2020. Nevertheless, most payment deferrals ended in the third quarter of 2020. Even though OFG’s liquidity was impacted by loan principal and interest payment deferrals that were granted for certain customers due to Covid-19, liquidity has been growing from the federal stimulus programs Puerto Rico is receiving following Hurricane Maria in 2017, the early 2020 earthquakes, and the Covid-19 pandemic. However, liquidity can be further affected by a number of factors such as, counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from the Covid-19 pandemic, inflation and the war in Ukraine, we continue monitoring our liquidity position, specifically cash on hand to meet customer demands.

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
As of June 30, 2022, OFG had approximately $1.307 billion in unrestricted cash and cash equivalents, $1.476 billion in investment securities that are not pledged as collateral, and $605.6 million in borrowing capacity at the FHLB.
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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Our 2021 Form 10-K and any subsequent Quarterly Reports on Form 10-Q describe market, credit, and business operations risk factors that could affect our businesses, results of operations or financial condition. On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is ongoing. As these conditions and circumstances have evolved subsequent to our 2021 Form 10-K filing, the following supplements the risk factors described in our 2021 Form 10-K.

Terrorist attacks and armed conflicts of war may impact all aspects of our operations, revenues, costs and stock price.

The recent military actions taken by the Russian Federation against Ukraine, and the resulting geopolitical and macroeconomic uncertainty, are likely to have a significant negative impact on the European Union, the United Kingdom and other countries, including the United States. The expansion of this armed conflict beyond the borders of Ukraine and the escalation of tensions in Europe and elsewhere abroad may further exacerbate this negative impact, as well. The conflict between the Russian Federation and Ukraine has resulted in considerable volatility in the commodity markets, including through significant increases in the price of oil, natural gas and food, which have already occurred and are likely to continue putting additional inflationary pressures on central banks, including the FRB. We also expect that incremental interest rate hikes announced by the FRB will continue to occur throughout 2022, but the amount, timing, and frequency of such increases are not fully known at this time and could be impacted by the conflict between Russia and Ukraine. The risk of retaliatory actions by the Russian Federation, including through cyberattacks against financial institutions in the United States, is significant and could adversely affect the Bank and its customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Republic, including targeted sanctions on Russian banks, state-owned enterprises and wealthy individuals, as well as taken measures to isolate the Russian economy, including through the halting of the certification of the Nord Stream 2 gas pipeline and the ban imposed on certain Russian banks from accessing the Society for Worldwide Interbank Financial Telecommunications system, or SWIFT. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have altogether stopped doing business with Russia, which may negatively affect the profitability of those companies. The resulting international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price. The full impact of the recent actions by the Russian Federation regarding Ukraine are not known at this time, but they could result in economic disruption, heightened volatility in financial and commodity markets, and diminished consumer, business and investor confidence, among others, adversely impacting the financial services industry generally and our business, financial condition, results of operation, and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

In January 2022, OFG announced the approval by its Board of Directors of a new stock repurchase program to purchase $100 million of our common stock in the open market. Any shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended June 30, 2022, OFG purchased 1,132,736 shares under this program for a total of $30.6 million, at an average price of $27.04 per share.
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended June 30, 2022, excluding the month of June during which no shares were repurchased as part of the stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
4/1/2022 - 4/30/2022	79,991	$27.05	79,991	$64,358
5/1/2022 - 5/31/2022	1,052,745	27.04	1,052,745	35,890
Total	1,132,736	$27.04	1,132,736	$35,890
The number of shares that may yet be purchased under the current $100 million stock buyback program is estimated at 1,412,984 and was calculated by dividing the remaining balance of $35.9 million by $25.40 (closing price of OFG common stock at June 30, 2022). OFG did not repurchase any shares of its common stock during the quarter ended June 30, 2022 other than through its publicly announced stock repurchase program.
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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: August 5, 2022
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: August 5, 2022
Maritza Arizmendi Díaz Chief Financial Officer

By:	/s/ Krisen Aguirre Torres	Dated: August 5, 2022
Krisen Aguirre Torres Director, Reporting and Accounting Control