Form 10-Q
period 2022-09-30
OFG BANCORP
filed 2022-11-04
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
47,563,272 common shares ($1.00 par value per share) outstanding as of October 31, 2022

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
•the amount of government financial assistance for the reconstruction of Puerto Rico’s infrastructure, which was impacted by the effects of Hurricane Maria in 2017, earthquakes in 2020, and Hurricane Fiona in 2022;
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
•possible legislative, tax or regulatory changes; and
•the long-term effects of the Covid-19 pandemic, including government measures to contain pandemic, and their impact on the United States, Puerto Rico, and global economy, financial market conditions and our business, results of operations and financial condition.

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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30,	December 31,
	2022	2021
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$810,281	$2,014,523
Money market investments	4,988	8,952
Total cash and cash equivalents	815,269	2,023,475
Restricted cash	164	175
Investments:
Trading securities, at fair value, with amortized cost of $162 (December 31, 2021 - $162)	11	20
Investment securities available-for-sale, at fair value, with amortized cost of $1,600,651 (December 31, 2021 - $503,421); no allowance for credit losses	1,478,409	510,713
Investment securities held-to-maturity, at amortized cost, with fair value of $471,718 (December 31, 2021 - $363,653); no allowance for credit losses	540,774	367,507
Equity securities	23,372	17,578
Total investments	2,042,566	895,818
Loans:
Loans held-for-sale, at lower of cost or fair value	61,225	82,662
Loans held for investment, net of allowance for credit losses of $155,162 (December 31, 2021 - $155,937)	6,529,803	6,246,649
Total loans	6,591,028	6,329,311
Other assets:
Foreclosed real estate	14,561	15,039
Accrued interest receivable	59,400	56,560
Deferred tax asset, net	66,121	99,063
Premises and equipment, net	106,025	92,124
Customers' liability on acceptances	29,245	35,329
Servicing assets	50,061	48,973
Goodwill	86,069	86,069
Other intangible assets	29,662	36,093
Operating lease right-of-use assets	26,192	28,846
Other assets	141,816	152,845
Total assets	$10,058,179	$9,899,720
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021 (CONTINUED)

	September 30,	December 31,
	2022	2021
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,416,309	$5,204,340
Savings accounts	2,345,673	2,177,780
Time deposits	1,093,135	1,220,998
Total deposits	8,855,117	8,603,118
Borrowings:
Advances from the Federal Home Loan Bank of New York (the “FHLB”)	27,153	28,488
Subordinated capital notes	—	36,083
Other borrowings	110	—
Total borrowings	27,263	64,571
Other liabilities:
Derivative liabilities	28	804
Acceptances executed and outstanding	29,245	35,329
Operating lease liabilities	28,114	30,498
Accrued expenses and other liabilities	124,545	96,240
Total liabilities	9,064,312	8,830,560
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 47,563,272 shares outstanding (December 31, 2021 - 59,885,234 shares issued; 49,636,352 shares outstanding)	59,885	59,885
Additional paid-in capital	635,523	637,061
Legal surplus	129,429	117,677
Retained earnings	484,057	399,949
Treasury stock, at cost, 12,321,962 shares (December 31, 2021 - 10,248,882 shares)	(211,138)	(150,572)
Accumulated other comprehensive (loss) income, net of tax of $17,943 (December 31, 2021 - $1,328)	(103,889)	5,160
Total stockholders’ equity	993,867	1,069,160
Total liabilities and stockholders’ equity	$10,058,179	$9,899,720
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Interest income:
Loans	$116,240	$107,933	$335,162	$326,193
Mortgage-backed securities	9,665	3,060	21,424	7,657
Investment securities and other	8,770	1,142	13,260	2,718
Total interest income	134,675	112,135	369,846	336,568
Interest expense:
Deposits	7,987	8,691	21,972	31,175
Advances from FHLB and other borrowings	178	450	555	1,361
Subordinated capital notes	—	293	521	882
Total interest expense	8,165	9,434	23,048	33,418
Net interest income	126,510	102,701	346,798	303,150
Provision for (recapture of) credit losses	7,120	(4,997)	15,362	(6,978)
Net interest income after provision for credit losses	119,390	107,698	331,436	310,128
Non-interest income:
Banking service revenue	17,234	18,200	52,937	52,948
Wealth management revenue	8,173	7,619	24,300	23,270
Mortgage banking activities	4,891	6,197	15,476	16,310
Total banking and financial service revenues	30,298	32,016	92,713	92,528

Net gain on:
Early extinguishment of debt	—	—	42	—
Other non-interest income	322	505	5,681	2,603
Total non-interest income, net	30,620	32,521	98,436	95,131
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021 (CONTINUED)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	35,332	33,745	104,830	99,282
Occupancy, equipment and infrastructure costs	12,638	12,078	37,415	37,734
Electronic banking charges	9,965	9,615	29,473	27,163
Information technology expenses	5,270	3,621	15,602	13,407
Professional and service fees	6,441	5,003	19,224	14,938
Taxes, other than payroll and income taxes	3,324	3,257	9,897	10,535
Insurance	2,394	2,530	7,458	7,659
Loan servicing and clearing expenses	2,144	1,908	6,309	5,690
Advertising, business promotion, and strategic initiatives	1,926	1,646	5,815	4,783
Communication	982	1,327	3,230	3,332
Printing, postage, stationery and supplies	878	878	2,755	3,037
Director and investor relations	261	243	856	867
Climate events expenses	1,426	—	1,426	—
Foreclosed real estate and other repossessed assets expenses (income), net	573	(2,163)	(2,313)	(1,885)
Other	3,938	5,236	11,928	12,724
Total non-interest expense	87,492	78,924	253,905	239,266
Income before income taxes	62,518	61,295	175,967	165,993
Income tax expense	20,599	19,624	56,095	53,122
Net income	41,919	41,671	119,872	112,871
Less: dividends on preferred stock	—	—	—	(1,255)
Income available to common shareholders	$41,919	$41,671	$119,872	$111,616
Earnings per common share:
Basic	$0.88	$0.82	$2.49	$2.18
Diluted	$0.87	$0.81	$2.47	$2.15
Average common shares outstanding and equivalents	47,926	51,516	48,594	51,748
Cash dividends per share of common stock	$0.20	$0.12	$0.50	$0.28
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$41,919	$41,671	$119,872	$112,871
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(63,929)	1,359	(129,534)	(2,605)
Unrealized gain on cash flow hedges	245	157	1,214	576
Other comprehensive (loss) income before taxes	(63,684)	1,516	(128,320)	(2,029)
Income tax effect	9,297	(496)	19,271	(373)
Other comprehensive (loss) income after taxes	(54,387)	1,020	(109,049)	(2,402)
Comprehensive (loss) income	$(12,468)	$42,691	$10,823	$110,469
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2022 AND 2021

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Preferred stock:
Balance at beginning of period	$—	$24,000	$—	$92,000
Redemption of preferred stock	—	(24,000)	—	(92,000)
Balance at end of period	—	—	—	—
Common stock:
Balance at the beginning and end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	634,612	626,995	637,061	622,652
Stock-based compensation expense	911	1,378	2,915	4,993
Lapsed restricted stock units	—	(18)	(4,453)	(1,967)
Redemption of preferred stock, issuance costs	—	7,453	—	10,130
Balance at end of period	635,523	635,808	635,523	635,808
Legal surplus:
Balance at beginning of period	125,365	110,235	117,677	103,269
Transfer from retained earnings	4,064	4,250	11,752	11,216
Balance at end of period	129,429	114,485	129,429	114,485
Retained earnings:
Balance at beginning of period	455,590	352,001	399,949	300,096
Net income	41,919	41,671	119,872	112,871
Cash dividends declared on common stock[1]	(9,388)	(6,240)	(24,012)	(14,637)
Cash dividends declared on preferred stock	—	—	—	(1,255)
Transfer to legal surplus	(4,064)	(4,250)	(11,752)	(11,216)
Redemption of preferred stock, issuance costs	—	(7,453)	—	(10,130)
Balance at end of period	484,057	375,729	484,057	375,729
Treasury stock:
Balance at beginning of period	(211,138)	(100,719)	(150,572)	(102,949)
Stock repurchased	—	(40,161)	(64,110)	(40,161)
Lapsed restricted stock units and options	—	18	3,544	2,248
Balance at end of period	(211,138)	(140,862)	(211,138)	(140,862)
Accumulated other comprehensive (loss) income, net of tax:
Balance at beginning of period	(49,502)	7,600	5,160	11,022
Other comprehensive (loss) income, net of tax	(54,387)	1,020	(109,049)	(2,402)
Balance at end of period	(103,889)	8,620	(103,889)	8,620
Total stockholders’ equity	$993,867	$1,053,665	$993,867	$1,053,665
[1] Dividends declared per common share during the quarter ended September 30, 2022 - $0.20 (September 30, 2021 - $0.12). Dividends declared per common share during the nine-month period ended September 30, 2022 - $0.50 (September 30, 2021 - $0.28).
See notes to unaudited consolidated financial statements

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2022 AND 2021

	Nine-Month Period Ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$119,872	$112,871
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value (discounts) premiums on loans	827	2,044
Amortization of investment securities premiums, net of accretion of discounts	254	2,370
Amortization of other intangible assets	6,431	7,351
Net change in operating leases	270	359
Depreciation and amortization of premises and equipment	10,593	10,369
Deferred income tax expense, net	52,229	33,441
Provision for (recapture of) credit losses	15,362	(6,978)
Stock-based compensation	2,915	4,993
(Gain) loss on:
Sale of loans	(1,335)	(5,752)
Early extinguishment of debt	(42)	—
Foreclosed real estate and other repossessed assets	(11,077)	(6,863)
Sale of other assets	(4,761)	(570)
Originations and purchases of loans held-for-sale	(152,350)	(284,966)
Proceeds from sale of loans held-for-sale	93,756	175,955
Valuation of loans held for sale	832	—
Net decrease (increase) in:
Trading securities	9	—
Accrued interest receivable	(2,885)	9,101
Servicing assets	(1,088)	(932)
Other assets	13,145	(8,895)
Net (decrease) increase in:
Accrued interest on deposits and borrowings	(238)	(782)
Accrued expenses and other liabilities	(27,173)	49,005
Net cash provided by operating activities	115,546	92,121

See notes to unaudited consolidated financial statements

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2022 AND 2021 (CONTINUED)
	Nine-Month Period Ended September 30,
	2022	2021
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,120,589)	(28,273)
Investment securities held-to-maturity	(196,742)	(348,758)
FHLB stock	(122)	—
Equity securities	(4,234)	(6,472)
Maturities and redemptions of:
Investment securities available-for-sale	102,045	77,846
Investment securities held-to-maturity	23,463	4,943
FHLB stock	62	782
Proceeds from sales of:
Foreclosed real estate and other repossessed assets, including write-offs	38,219	33,669
Premises and equipment	4,762	570
Origination and purchase of loans, excluding loans held-for-sale	(2,144,528)	(1,472,546)
Principal repayment of loans	1,831,475	1,628,577
Additions to premises and equipment	(24,828)	(14,151)
Net cash used in investing activities	$(1,491,017)	$(123,813)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	290,105	782,908
Subordinated capital notes	(36,041)	—
FHLB advances, federal funds purchased, and other borrowings	(1,280)	(3,330)
Exercise of stock options with treasury shares	(909)	281
Purchase of treasury stock	(64,110)	(40,161)
Redemption of preferred stock	—	(92,000)
Dividends paid on preferred stock	—	(1,255)
Dividends paid on common stock	(20,511)	(14,637)
Net cash provided by financing activities	$167,254	$631,806
Net change in cash, cash equivalents and restricted cash	(1,208,217)	600,114
Cash, cash equivalents and restricted cash at beginning of period	2,023,650	2,155,577
Cash, cash equivalents and restricted cash at end of period	$815,433	$2,755,691

	Nine-Month Period Ended September 30,
	2022	2021
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$810,281	$2,745,675
Money market investments	4,988	9,837
Restricted cash	164	179
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$815,433	$2,755,691

OFG BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2022 AND 2021 (CONTINUED)
	Nine-Month Period Ended September 30,
	2022	2021
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$18,370	$28,686
Income taxes paid	$4,428	$2,467
Operating lease liabilities paid	$7,581	$8,455
Mortgage loans held-for-sale securitized into mortgage-backed securities	$80,428	$117,051
Securities purchased no yet received	$—	$31,565
Transfer from loans to foreclosed real estate and other repossessed assets	$29,118	$29,947
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$18,571	$17,993
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$18,000	$7,053
Financed sales of foreclosed real estate	$1,092	$1,121
Delinquent loans booked under the GNMA buy-back option	$29,050	$19,944
Conversion of debt security to equity security	$1,500	$—
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”). Operating results for nine-months period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Company evaluated subsequent events through the filing date of its Quarterly Report on Form 10-Q with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accounting Standards Updated Not Yet Adopted
Liabilities—Supplier Finance Programs. In September 2022, the FASB issued ASU 2022-04 to add Subtopic 405-50 to require disclosures about a buyer’s supplier finance program obligations. Instead of creating a prescriptive definition of a supplier finance program based on certain contractual terms, it describes supplier finance programs more generally with an indicator to help preparers identify the arrangements that require disclosure. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Entities are permitted to early adopt. OFG does not expect this ASU will have a material impact to its consolidated financial statements.

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
Financial Instruments—Credit Losses Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued ASU 2022-02 to address the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-402 and amend the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities are permitted to early adopt these amendments, including adoption in any interim period, provided that the amendments are adopted as of the beginning of the annual reporting period that includes the interim period of adoption. In addition, entities are permitted to elect to early adopt the amendments related to TDR accounting and related disclosure enhancements separately from the amendments related to the vintage disclosures. OFG does not plan to early adopt and is currently evaluating the impact on its presentation and disclosures upon adoption of this standard.
For other recently issued Accounting Standards Updates not yet effective, refer to Note 1 to the Consolidated Financial Statements included in the 2021 Form 10-K.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – SIGNIFICANT EVENTS

Hurricane Fiona

During the quarter ended September 30, 2022, OFG was impacted by the effects of Hurricane Fiona, which made landfall in southwestern Puerto Rico on September 18, 2022. Hurricane Fiona caused, among other things, power outages, widespread flooding, water and communication services interruptions, property damage in some areas of the island, and disrupted economic activity throughout Puerto Rico.

Almost all of OFG’s operations and clients are located in Puerto Rico. Although OFG's business operations were temporarily disrupted by the damages to Puerto Rico’s critical infrastructure, mainly to its electric power grid, OFG’s digital channels, core banking and electronic funds transfer systems continued to function uninterrupted during and after the hurricane. Within days after Hurricane Fiona, OFG was able to open its main offices and many of its branches and ATMs in addition to its digital and phone trade channels.

Climate Events Expenses

OFG implemented its disaster response plan as the hurricane approached its service areas. To operate in disaster response mode and provide assistance to employees and the communities it serves, OFG incurred expenses amounting to $1.4 million.

Allowance for Credit Losses

As a result of this event, and based on current assessments of information available for the impact of the hurricane on our credit portfolio, third quarter 2022 results included an additional $6.9 million in loan loss provision, pre-tax. As OFG acquires additional information on overall economic prospects in the affected areas, together with further assessments of the impact on individual borrowers, the loss estimate will be further revised as needed.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 3 – RESTRICTED CASH
OFG has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At September 30, 2022 and December 31, 2021, OFG delivered as collateral cash amounting to approximately $164 thousand and $175 thousand, respectively.
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered September 30, 2022 was $485.3 million (December 31, 2021 - $456.5 million). At September 30, 2022 and December 31, 2021, the Bank complied with this requirement. Cash and due from bank, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 4 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2022 and December 31, 2021, money market instruments included as part of cash and cash equivalents amounted to $5.0 million and $9.0 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at September 30, 2022 and December 31, 2021 were as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$11,109	$—	$568	$10,541	1.76%
Due from 5 to 10 years	62,947	—	4,686	58,261	2.00%
Due after 10 years	772,928	—	74,119	698,809	2.82%
Total FNMA and FHLMC certificates	846,984	—	79,373	767,611	2.75%
GNMA Securities
Due from 1 to 5 years	13,916	—	863	13,053	1.65%
Due from 5 to 10 years	25,877	19	1,949	23,947	2.06%
Due after 10 years	292,795	50	38,117	254,728	2.66%
Total GNMA certificates	332,588	69	40,929	291,728	2.57%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	15,602	—	727	14,875	1.78%
Due from 5 to 10 years	660	—	12	648	2.14%
Due after 10 years	992	—	16	976	5.06%
Total CMOs issued by US government-sponsored agencies	17,254	—	755	16,499	1.98%
Total mortgage-backed securities	1,196,826	69	121,057	1,075,838	2.69%
Investment securities
US Treasury securities
Due less than 1 year	402,678	—	1,264	401,414	3.15%
Other debt securities
Due less than 1 year	500	—	—	500	0.57%
Due from 1 to 5 years	647	23	13	657	5.31%
Total other debt securities	1,147	23	13	1,157	3.24%
Total investment securities	403,825	23	1,277	402,571	3.15%
Total securities available for sale	$1,600,651	$92	$122,334	$1,478,409	2.80%

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$343,549	$—	$66,089	$277,460	1.70%
Investment securities
US Treasury securities
Due from 1 to 5 years	197,225	—	2,967	194,258	3.36%
Total securities held-to-maturity	$540,774	$—	$69,056	$471,718	2.30%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment securities as of September 30, 2022 include $286.4 million pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $285.9 million serve as collateral for public funds. Investment securities as of December 31, 2021 include $145.6 million pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $143.8 million serve as collateral for public funds.
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

At September 30, 2022 and December 31, 2021, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption.
At both September 30, 2022 and December 31, 2021, the Bank’s international banking entities held short-term US Treasury securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”).
During the nine-month periods ended September 30, 2022 and 2021, OFG retained securitized GNMA pools totaling $80.4 million and $117.1 million amortized cost, respectively, at a yield of 3.53% and 2.51%, respectively, from its own originations.
There were no sales of securities during the nine-month periods ended September 30, 2022 and 2021.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at September 30, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2022
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$87,852	$20,025	$67,827
GNMA certificates	567	99	468
	$88,419	$20,124	$68,295

Held-to-maturity
FNMA and FHLMC certificates	$289,148	$56,444	$232,704

	September 30, 2022
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$17,254	$755	$16,499
FNMA and FHLMC certificates	759,122	59,348	699,774
GNMA certificates	330,091	40,830	289,261
US Treasury securities	402,678	1,264	401,414
Other debt securities	271	13	258
	$1,509,416	$102,210	$1,407,206
Held-to-maturity
FNMA and FHLMC certificates	$54,401	$9,645	$44,756
US Treasury securities	197,225	2,967	194,258
	$251,626	$12,612	$239,014

	September 30, 2022
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$17,254	$755	$16,499
FNMA and FHLMC certificates	846,974	79,373	767,601
GNMA certificates	330,658	40,929	289,729
US Treasury securities	402,678	1,264	401,414
Other debt securities	271	13	258
	$1,597,835	$122,334	$1,475,501
Held-to-maturity
FNMA and FHLMC certificates	$343,549	$66,089	$277,460
US Treasury securities	197,225	2,967	194,258
	$540,774	$69,056	$471,718

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
NOTE 5 - LOANS
OFG’s loan portfolio is composed of four segments: commercial, mortgage, consumer, and auto loans and leases. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio.
The composition of the amortized cost basis of OFG’s loan portfolio at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022			December 31, 2021
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$954,762	$142,065	$1,096,827	$883,994	$176,186	$1,060,180
Other commercial and industrial	786,155	20,222	806,377	759,172	28,149	787,321
Other commercial and industrial - Paycheck Protection Program (PPP Loans)	14,082	—	14,082	86,889	—	86,889
US commercial loans	622,382	—	622,382	444,940	—	444,940
	2,377,381	162,287	2,539,668	2,174,995	204,335	2,379,330
Mortgage	679,831	1,059,448	1,739,279	718,848	1,188,423	1,907,271
Consumer:
Personal loans	463,203	375	463,578	346,859	546	347,405
Credit lines	13,243	363	13,606	14,775	370	15,145
Credit cards	43,383	—	43,383	46,795	—	46,795
Overdraft	354	—	354	330	—	330
	520,183	738	520,921	408,759	916	409,675
Auto and leasing	1,877,945	7,152	1,885,097	1,693,029	13,281	1,706,310
	5,455,340	1,229,625	6,684,965	4,995,631	1,406,955	6,402,586
Allowance for credit losses	(142,417)	(12,745)	(155,162)	(132,065)	(23,872)	(155,937)
Total loans held for investment, net	5,312,923	1,216,880	6,529,803	4,863,566	1,383,083	6,246,649
Mortgage loans held for sale	43,262	—	43,262	51,096	—	51,096
Other loans held for sale	17,963	—	17,963	31,566	—	31,566
Total loans held for sale	61,225	—	61,225	82,662	—	82,662
Total loans, net	$5,374,148	$1,216,880	$6,591,028	$4,946,228	$1,383,083	$6,329,311

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the quarter ended September 30, 2022, OFG transferred to held for sale a commercial loan amounting to $3.3 million (net of $5.5 million charge-off), which was subsequently sold during October 2022. During the nine-month period ended September 30, 2022, OFG sold $21.9 million of past due mortgage loans held for sale. These mortgage loans were transferred to held for sale during the fourth quarter of 2021.
At September 30, 2022 and December 31, 2021, OFG had carrying balances of $73.4 million and $87.3 million, respectively, in loans held for investment granted to the Puerto Rico government, including its municipalities and public corporations, as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government amounting to $73.4 million and $86.2 million at September 30, 2022 and December 31, 2021, respectively, were general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. At December 31, 2021, total loan exposure to the Puerto Rico government included a $1.1 million purchased credit-deteriorated (“PCD”) loan granted to a public corporation classified as non-accrual, which was repaid during the nine-month period ended September 30, 2022.
The tables below present the aging of the amortized cost of loans held for investment at September 30, 2022 and December 31, 2021, by class of loans. Mortgage loans past due include $29.1 million and $14.5 million of delinquent loans in the GNMA buy-back option program at September 30, 2022 and December 31, 2021, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$862	$9,509	$8,251	$18,622	$936,140	$954,762	$—
Other commercial and industrial	2,473	338	2,868	5,679	794,558	800,237	—
US commercial loans	41	—	—	41	622,341	622,382	—
	3,376	9,847	11,119	24,342	2,353,039	2,377,381	—
Mortgage	9,649	6,120	52,859	68,628	611,203	679,831	2,218
Consumer
Personal loans	4,930	2,580	1,737	9,247	453,956	463,203	—
Credit lines	342	117	217	676	12,567	13,243	—
Credit cards	827	382	722	1,931	41,452	43,383	—
Overdraft	101	1	—	102	252	354	—
	6,200	3,080	2,676	11,956	508,227	520,183	—
Auto and leasing	74,231	37,406	20,870	132,507	1,745,438	1,877,945	—
Total loans	$93,456	$56,453	$87,524	$237,433	$5,217,907	$5,455,340	$2,218

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$2,210	$102	$8,446	$10,758	$873,236	$883,994	$—
Other commercial and industrial	1,886	538	946	3,370	842,691	846,061	—
US commercial loans	—	—	—	—	444,940	444,940	—
	4,096	640	9,392	14,128	2,160,867	2,174,995	—
Mortgage	8,704	7,855	43,468	60,027	658,821	718,848	2,346
Consumer
Personal loans	2,382	1,131	1,116	4,629	342,230	346,859	—
Credit lines	531	141	227	899	13,876	14,775	—
Credit cards	610	336	631	1,577	45,218	46,795	—
Overdraft	130	14	—	144	186	330	—
	3,653	1,622	1,974	7,249	401,510	408,759	—
Auto and leasing	60,038	30,234	13,461	103,733	1,589,296	1,693,029	—
Total loans	$76,491	$40,351	$68,295	$185,137	$4,810,494	$4,995,631	$2,346
Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the tables above.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans on nonaccrual status as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$14,677	$18,614	$33,291	$16,299	$19,538	$35,837
Other commercial and industrial	2,865	456	3,321	1,284	483	1,767
	17,542	19,070	36,612	17,583	20,021	37,604
Mortgage	13,097	10,309	23,406	16,428	12,840	29,268
Consumer
Personal loans	1,487	299	1,786	1,143	302	1,445
Personal lines of credit	217	—	217	226	—	226
Credit cards	722	—	722	632	—	632
	2,426	299	2,725	2,001	302	2,303
Auto and leasing	20,868	2	20,870	19,827	2	19,829
Total	$53,933	$29,680	$83,613	$55,839	$33,165	$89,004

PCD:
Commercial
Commercial secured by real estate	$3,363	$6,345	$9,708	$5,205	$6,198	$11,403
Other commercial and industrial	—	38	38	1,102	40	1,142
	3,363	6,383	9,746	6,307	6,238	12,545
Mortgage	260	—	260	334	—	334
Total	$3,623	$6,383	$10,006	$6,641	$6,238	$12,879
Total non-accrual loans	$57,556	$36,063	$93,619	$62,480	$39,403	$101,883
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
At September 30, 2022 and December 31, 2021, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $145.5 million and $125.9 million, respectively, as they were performing under their modified terms.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Modifications
OFG offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure. The amount of outstanding commitments to lend additional funds to commercial borrowers whose terms have been modified in TDRs amounted to $2.3 million and $3.7 million at September 30, 2022 and December 31, 2021, respectively.
The following table presents the troubled-debt restructurings in all loan portfolios as of September 30, 2022 and December 31, 2021.

	September 30, 2022				December 31, 2021
	Accruing	Non-accruing	Total	Related Allowance	Accruing	Non-accruing	Total	Related Allowance
	(In thousands)
Commercial loans:
Commercial secured by real estate	$31,215	$13,589	$44,804	$233	$10,981	$14,444	$25,425	$202
Other commercial and industrial	2,403	373	2,776	43	2,785	473	3,258	41
US commercial loans	7,176	—	7,176	93	7,156	—	7,156	126
	40,794	13,962	54,756	369	20,922	14,917	35,839	369
Mortgage	102,510	7,119	109,629	2,750	101,487	9,475	110,962	3,867
Consumer:
Personal loans	2,144	49	2,193	93	3,275	139	3,414	159
Auto and leasing	84	—	84	3	203	8	211	11
Total loans	$145,532	$21,130	$166,662	$3,215	$125,887	$24,539	$150,426	$4,406

The following tables present the troubled-debt restructurings by loan portfolios and modification type as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$7,921	$26,104	$7,673	$3,106	$44,804
Other commercial and industrial	801	1,472	483	20	2,776
US commercial loans	7,176	—	—	—	7,176
	15,898	27,576	8,156	3,126	54,756
Mortgage	32,084	7,601	35,317	34,627	109,629
Consumer:
Personal loans	943	191	920	139	2,193
Auto and leasing	41	—	22	21	84
Total loans	$48,966	$35,368	$44,415	$37,913	$166,662

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$8,461	$1,227	$12,401	$3,336	$25,425
Other commercial and industrial	723	1,985	522	28	3,258
US commercial loans	7,156	—	—	—	7,156
	16,340	3,212	12,923	3,364	35,839
Mortgage	37,307	6,796	32,456	34,403	110,962
Consumer:
Personal loans	1,496	287	1,430	201	3,414
Auto and leasing	74	—	28	109	211
Total loans	$55,217	$10,295	$46,837	$38,077	$150,426
TDRs disclosed above were not related to Covid-19 modifications. Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an option to elect to not account for certain loan modifications related to Covid-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 and at the time of implementation of the modification program, and the borrowers meet other applicable criteria. At September 30, 2022, there were $4.6 million (December 31, 2021 - $28.0 million) of loans deferred from the Covid-19 pandemic that were not classified as a TDR, which consists of FHA and VA insured mortgage loans.
At September 30, 2022 and December 31, 2021, TDR mortgage loans include $42.5 million and $40.8 million, respectively, of government-guaranteed loans (e.g. FHA/VA).
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the TDR tables.
Loan modifications that are considered TDR loans completed during the quarters and nine-month periods ended September 30, 2022 and 2021 were as follows:

	Quarter Ended September 30, 2022
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	10	$1,344	4.45%	214	$1,447	3.67%	292
Commercial	1	170	5.75%	66	169	5.75%	114
Consumer	1	40	10.70%	72	40	10.95%	60

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2022
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	82	$10,377	4.60%	266	$10,918	3.64%	341
Commercial	5	38,873	3.57%	131	38,729	3.64%	184
Consumer	3	62	13.72%	75	62	10.95%	67

	Quarter Ended September 30, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	40	5,691	4.52%	349	5,845	3.52%	350
Consumer	5	77	16.64%	67	77	12.19%	81
Auto and leasing	1	22	6.75%	84	22	6.00%	48

	Nine-Month Period Ended September 30, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	110	$14,352	4.29%	321	$14,305	3.57%	346
Commercial	3	1,176	4.72%	157	1,085	5.95%	60
Consumer	14	232	13.97%	69	233	10.40%	77
Auto and leasing	9	148	8.70%	72	148	9.35%	49

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended September 30, 2022 and 2021:

	Twelve-Month Period Ended September 30,
	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	9	$1,087	23	$2,569
Consumer	—	$—	2	$24
As of September 30, 2022 and December 31, 2021, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $14.3 million and $16.9 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through the respective territory’s courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and title issues.
As a result of the effects of Hurricane Fiona and Puerto Rico being declared a disaster zone by local and federal authorities, OFG granted loan payment accommodations to certain qualified borrowers in order to provide them with flexibility to address the hurricane’s immediate impact. At September 30, 2022, the process of analyzing moratorium requests by OFG was still ongoing.
Collateral-dependent Loans
The table below presents the amortized cost of collateral-dependent loans held for investment at September 30, 2022 and December 31, 2021, by class of loans.

	September 30, 2022	December 31, 2021
	(In thousands)
Commercial secured by real estate	$19,977	$10,233
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
Loans not meeting the criteria above that are analyzed individually as part of the process described above are considered to be pass loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of September 30, 2022 and based on the most recent analysis performed, the risk category of loans subject to risk rating by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$162,321	$180,951	$115,193	$139,513	$51,721	$176,926	$67,322	$893,947
Special Mention	—	—	5,887	1,407	2,769	12,527	185	22,775
Substandard	103	8,484	10,070	415	487	15,664	2,389	37,612
Doubtful	—	—	—	—	—	16	412	428
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	162,424	189,435	131,150	141,335	54,977	205,133	70,308	954,762
Other commercial and industrial:
Loan grade:
Pass	68,561	212,020	68,709	36,354	37,695	12,746	357,640	793,725
Special Mention	11	—	239	686	1,883	16	301	3,136
Substandard	119	—	167	502	470	89	1,987	3,334
Doubtful	—	—	—	—	—	—	42	42
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	68,691	212,020	69,115	37,542	40,048	12,851	359,970	800,237
US commercial loans:
Loan grade:
Pass	55,907	89,720	55,553	36,857	52,415	—	305,650	596,102
Special Mention	—	—	—	—	4,449	—	10,000	14,449
Substandard	3,713	—	8,118	—	—	—	—	11,831
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total US commercial loans:	59,620	89,720	63,671	36,857	56,864	—	315,650	622,382
Total commercial loans	$290,735	$491,175	$263,936	$215,734	$151,889	$217,984	$745,928	$2,377,381

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
At September 30, 2022 and December 31, 2021, the balance of revolving loans converted to term loans was $81.7 million and $37.5 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans based on payment activity as of September 30, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$13,041	$24,837	$16,219	$14,827	$16,843	$560,842	$—	$—	$646,609
Nonperforming	—	—	121	853	363	31,885	—	—	33,222
Total mortgage loans:	13,041	24,837	16,340	15,680	17,206	592,727	—	—	679,831
Consumer:
Personal loans:
Payment performance:
Performing	238,086	126,084	36,138	38,005	15,368	7,736	—	—	461,417
Nonperforming	284	568	126	285	151	372	—	—	1,786
Total personal loans	238,370	126,652	36,264	38,290	15,519	8,108	—	—	463,203
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	13,026	—	13,026
Nonperforming	—	—	—	—	—	—	217	—	217
Total credit lines	—	—	—	—	—	—	13,243	—	13,243
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	42,661	—	42,661
Nonperforming	—	—	—	—	—	—	722	—	722
Total credit cards	—	—	—	—	—	—	43,383	—	43,383
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	354	—	354
Nonperforming	—	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	354	—	354
Total consumer loans	238,370	126,652	36,264	38,290	15,519	8,108	56,980	—	520,183
Total mortgage and consumer loans	$251,411	$151,489	$52,604	$53,970	$32,725	$600,835	$56,980	$—	$1,200,014

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans based on payment activity as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$18,486	$16,585	$15,461	$19,261	$24,872	$584,792	$—	$—	$679,457
Nonperforming	—	126	129	510	1,830	36,796	—	—	39,391
Total mortgage loans:	18,486	16,711	15,590	19,771	26,702	621,588	—	—	718,848
Consumer:
Personal loans:
Payment performance:
Performing	175,273	55,960	65,425	29,808	12,287	6,661	—	—	345,414
Nonperforming	296	239	411	143	20	336	—	—	1,445
Total personal loans	175,569	56,199	65,836	29,951	12,307	6,997	—	—	346,859
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	14,549	—	14,549
Nonperforming	—	—	—	—	—	—	226	—	226
Total credit lines	—	—	—	—	—	—	14,775	—	14,775
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	46,163	—	46,163
Nonperforming	—	—	—	—	—	—	632	—	632
Total credit cards	—	—	—	—	—	—	46,795	—	46,795
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	330	—	330
Nonperforming	—	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	330	—	330
Total consumer loans	175,569	56,199	65,836	29,951	12,307	6,997	61,900	—	408,759
Total mortgage and consumer loans	$194,055	$72,910	$81,426	$49,722	$39,009	$628,585	$61,900	$—	$1,127,607

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans and leases based on FICO score. The following table presents the amortized cost in auto loans and leases based on their most recent FICO score as of September 30, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Auto and leasing:
FICO score:
1-660	126,997	148,620	76,944	63,527	48,968	38,074	503,130
661-699	127,491	111,173	47,351	34,110	24,027	16,409	360,561
700+	271,094	243,399	154,951	148,825	99,791	60,452	978,512
No FICO	12,217	7,172	4,349	6,636	3,597	1,771	35,742
Total auto and leasing:	$537,799	$510,364	$283,595	$253,098	$176,383	$116,706	$1,877,945
The following table presents the amortized cost in auto loans and leases based on their most recent FICO score as of December 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Auto and leasing:
FICO score:
1-660	161,534	90,402	80,745	65,681	38,001	23,171	459,534
661-699	134,507	68,422	48,173	33,854	16,761	10,534	312,251
700+	245,148	180,737	184,307	133,098	63,229	38,474	844,993
No FICO	26,759	13,580	17,062	10,119	5,515	3,216	76,251
Total auto and leasing:	$567,948	$353,141	$330,287	$242,752	$123,506	$75,395	$1,693,029

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
At September 30, 2022, OFG used an economic probability weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the US loan segment that used the same level of probability in both economic scenarios. In addition, the ACL at September 30, 2022 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as the evolution of risk ratings applied to the commercial loans and consumer retail portfolios. There are still many unknown variables including the results of the government fiscal and monetary actions resulting from the effect of inflation and geopolitical tension from the military conflict between Ukraine and Russia. Qualitative reserves for the quarter ended September 30, 2022 also includes $6.9 million for anticipated Hurricane Fiona-related losses.

As of September 30, 2022, the allowance for credit losses decreased by $775 thousand when compared to December 31, 2021. The provision for credit losses for the nine-months period ended September 30, 2022 reflected a provision of $16.7 million related to the growth in loan balances, a provision of $8.9 million related to commercial-specific loan reserves due to certain commercial loans placed in non-accrual status, offset by a $8.6 million release associated with qualitative adjustment due to improvement in the performance of the portfolios and in Puerto Rico’s labor market, net of the $6.9 million provision for anticipated Hurricane Fiona-related losses, and a $1.6 million release for changes in the economic and loss rate models and other miscellaneous reserves.

The net charge-offs for the nine-months period ended September 30, 2022, amounted to $16.5 million, a decrease of $806 thousand compared to the same period of 2021. The decrease is mainly due to a reduction of $7.2 million in mortgage loans, offset by increases of $4.4 million in auto loans and leases, $1.4 million in commercial loans and a $593 thousand in consumer loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the activity in OFG’s allowance for credit losses by segment for the quarters and nine-month periods ended September 30, 2022 and 2021:

	Quarter Ended September 30, 2022
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$42,014	$11,906	$23,109	$66,867	$143,896
Provision for (recapture of) credit losses	3,108	(1,741)	4,555	4,325	10,247
Charge-offs	(6,485)	(14)	(4,163)	(7,964)	(18,626)
Recoveries	214	280	732	5,674	6,900
Balance at end of period	$38,851	$10,431	$24,233	$68,902	$142,417
PCD:
Balance at beginning of period	$2,427	$12,541	$20	$155	$15,143
(Recapture of) provision for credit losses	(786)	(1,735)	(40)	(216)	(2,777)
Charge-offs	(23)	(270)	(9)	(56)	(358)
Recoveries	268	191	47	231	737
Balance at end of period	$1,886	$10,727	$18	$114	$12,745
Total allowance for credit losses at end of period	$40,737	$21,158	$24,251	$69,016	$155,162

	Nine-Month Period Ended September 30, 2022
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$32,262	$15,299	$19,141	$65,363	$132,065
Provision for (recapture of) credit losses	15,663	(7,281)	13,039	9,691	31,112
Charge-offs	(9,936)	(276)	(10,129)	(22,282)	(42,623)
Recoveries	862	2,689	2,182	16,130	21,863
Balance at end of period	$38,851	$10,431	$24,233	$68,902	$142,417
PCD:
Balance at beginning of period	$4,508	$19,018	$34	$312	$23,872
Recapture of credit losses	(6,105)	(8,766)	(43)	(506)	(15,420)
Charge-offs	(57)	(1,587)	(56)	(245)	(1,945)
Recoveries	3,540	2,062	83	553	6,238
Balance at end of period	$1,886	$10,727	$18	$114	$12,745
Total allowance for credit losses at end of period	$40,737	$21,158	$24,251	$69,016	$155,162

Total commercial charge-offs for the quarter and nine-months period ended September 30, 2022 included $6.6 million charge-offs, of which $5.5 million were previously reserved for two commercial loans, one of which was subsequently sold on October 7, 2022. In addition, total commercial charge-offs for the nine-months period ended September 30, 2022 also included a $2.5 million charge-off from a previously reserved commercial loan sold during the second quarter of 2022.

Total recoveries for the nine-months period ended September 30, 2022 included a $2.8 million recovery from a Puerto Rico government public corporation PCD commercial loan repaid during the first quarter of 2022 and $1.1 million recoveries associated with the final settlement of the past due mortgage loans transferred to held for sale during the fourth quarter of 2021 and subsequently sold during the first quarter of 2022.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2021
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$43,523	$16,368	$19,065	$69,358	$148,314
(Recapture of) provision for credit losses	(3,323)	240	259	676	(2,148)
Charge-offs	(7,518)	(160)	(2,370)	(4,989)	(15,037)
Recoveries	558	419	894	5,874	7,745
Balance at end of period	$33,240	$16,867	$17,848	$70,919	$138,874
PCD:
Balance at beginning of period	$12,756	$30,108	$38	$501	$43,403
(Recapture of) provision for credit losses	(2,838)	649	(220)	(237)	(2,646)
Charge-offs	(68)	(1,008)	—	(124)	(1,200)
Recoveries	1,316	641	219	265	2,441
Balance at end of period	$11,166	$30,390	$37	$405	$41,998
Total allowance for credit losses at end of period	$44,406	$47,257	$17,885	$71,324	$180,872

	Nine-Month Period Ended September 30, 2021
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$45,779	$19,687	$25,253	$70,296	$161,015
(Recapture of) provision for credit losses	(6,284)	(2,831)	174	2,177	(6,764)
Charge-offs	(8,238)	(1,216)	(9,736)	(19,242)	(38,432)
Recoveries	1,983	1,227	2,157	17,688	23,055
Balance at end of period	$33,240	$16,867	$17,848	$70,919	$138,874
PCD:
Balance at beginning of period	$16,405	$26,389	$57	$943	$43,794
(Recapture of) provision for credit losses	(7,304)	8,370	(272)	(694)	100
Charge-offs	(118)	(5,340)	(22)	(806)	(6,286)
Recoveries	2,183	971	274	962	4,390
Balance at end of period	$11,166	$30,390	$37	$405	$41,998
Total allowance for credit losses at end of period	$44,406	$47,257	$17,885	$71,324	$180,872

Total commercial charge-offs for the nine-months period ended September 30, 2021 included a $6.5 million charge-off for a previously reserved amount.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 — FORECLOSED REAL ESTATE
The following tables present the activity related to foreclosed real estate for the quarters and nine-month periods ended September 30, 2022 and 2021:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Balance at beginning of period	$15,061	$15,093	$15,039	$11,596
Additions	1,454	4,842	7,183	14,386
Sales	(3,919)	(5,978)	(11,866)	(11,499)
Decline in value	(322)	(445)	(736)	(1,205)
Other adjustments	2,287	392	4,941	626
Balance at end of period	$14,561	$13,904	$14,561	$13,904

After Hurricane Fiona, management has evaluated the potential impact this event brought to OFG’s foreclosed real estate. Oriental has performed property inspections and taking into consideration all available information, the fair value of these properties was not materially impacted.
NOTE 8 - SERVICING ASSETS
At September 30, 2022, the fair value of mortgage servicing rights was $50.1 million ($49.0 million — December 31, 2021).
The following table presents the changes in servicing rights measured using the fair value method for the quarters and nine-month periods ended September 30, 2022 and 2021:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Fair value at beginning of period	$49,280	$47,712	$48,973	$47,295
Servicing from mortgage securitization or asset transfers	666	1,339	2,935	4,782
Changes due to payments on loans	(1,191)	(1,740)	(4,168)	(5,109)
Changes in fair value due to changes in valuation model inputs or assumptions	1,306	916	2,321	1,259
Fair value at end of period	$50,061	$48,227	$50,061	$48,227
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of September 30, 2022 and 2021:

	Nine-Month Period Ended September 30,
	2022	2021
Constant prepayment rate	3.38% - 20.36%	4.37% - 21.09%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$50,061	$48,973
Weighted average life (in years)	7.8	7.8
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(933)	$(1,020)
Decrease in fair value due to 20% adverse change	$(1,837)	$(2,004)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,247)	$(2,175)
Decrease in fair value due to 20% adverse change	$(4,320)	$(4,183)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarters ended September 30, 2022 and 2021 totaled $5.1 million and $5.4 million, respectively. Servicing fees on mortgage loans for the nine-month periods ended September 30, 2022 and 2021 totaled $15.3 million and $15.9 million, respectively.
NOTE 9 — DERIVATIVES

OFG’s overall interest rate risk-management strategy incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Derivative instruments that are used as part of OFG’s interest rate risk-management strategy include interest rate swaps and caps.

As of September 30, 2022 and December 31, 2021, the notional amount of derivative contracts outstanding was $27.1 million and $28.5 million respectively. The gross fair value of derivative asset was $438 thousand and $1 thousand, respectively, and the gross fair value of derivatives liabilities was $28 thousand and $804 thousand, respectively. The impact of master netting agreements was not material. As of September 30, 2022 and December 31, 2021, derivative and hedging activities were not material.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS
As of September 30, 2022 and December 31, 2021, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment (refer to Note 24 – Business Segments for the definition of OFG’s reportable business segments). There were no changes in the carrying amount of goodwill as of September 30, 2022 and December 31, 2021.
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
OFG performed its annual impairment review of goodwill during the fourth quarter of 2021 using October 31, 2021 as the annual evaluation date and concluded that there was no impairment at December 31, 2021. During the nine-month period ended September 30, 2022, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at September 30, 2022.
The following table reflects the components of other intangible assets subject to amortization at September 30, 2022 and December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
September 30, 2022
Core deposit intangibles	$49,980	$27,265	$22,715
Customer relationship intangibles	12,693	5,770	6,923
Other intangibles	567	543	24
Total other intangible assets	$63,240	$33,578	$29,662
December 31, 2021
Core deposit intangibles	$51,402	$23,772	$27,630
Customer relationship intangibles	17,753	9,385	8,368
Other intangibles	567	472	95
Total other intangible assets	$69,722	$33,629	$36,093

In connection with previous acquisitions, OFG recorded a core deposit intangible representing the value of checking and savings deposits acquired. In addition, OFG recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisitions of a securities broker-dealer and insurance agencies.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended September 30, 2022 and 2021 was $2.1 million and $2.5 million, respectively. Amortization of other intangible assets for the nine-month periods ended September 30, 2022 and 2021 was $6.4 million and $7.4 million, respectively.
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2022	$8,501
2023	6,898
2024	5,913
2025	4,927
2026	3,942
Thereafter	5,912

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at September 30, 2022 and December 31, 2021 consists of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Loans	$53,825	$54,794
Investments	5,575	1,766
	$59,400	$56,560
Accrued interest receivable on loans that participated in the Covid-19 deferral programs amounted to $21.9 million at September 30, 2022 (December 31, 2021 - $23.9 million), of which $20.8 million (December 31, 2021 - $21.5 million) corresponds to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in the Covid-19 deferral programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At September 30, 2022 and December 31, 2021, the allowance for credit losses for accrued interest receivable for loans that participated in the Covid-19 deferral programs amounted to $206 thousand and $161 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at September 30, 2022 and December 31, 2021 consist of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Prepaid expenses	$69,742	$61,061
Other repossessed assets	3,307	1,945
Investment in Statutory Trust	—	1,083
Accounts receivable and other assets	68,767	88,756
	$141,816	$152,845
Prepaid expenses amounting to $69.7 million at September 30, 2022, include prepaid municipal, property and income taxes aggregating to $59.9 million. At December 31, 2021 prepaid expenses amounted to $61.1 million, including prepaid municipal, property and income taxes aggregating to $54.6 million.
Other repossessed assets totaled $3.3 million and $1.9 million at September 30, 2022 and December 31, 2021, respectively, and consist of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 12— DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Non-interest bearing demand deposits	$2,672,064	$2,501,644
Interest-bearing savings and demand deposits	5,089,918	4,880,476
Retail certificates of deposit	902,432	1,007,577
Institutional certificates of deposit	179,337	202,050
Total core deposits	8,843,751	8,591,747
Brokered deposits	11,366	11,371
Total deposits	$8,855,117	$8,603,118
At September 30, 2022 and December 31, 2021, the aggregate amount of uninsured deposits was $3.688 billion and $3.270 billion, respectively.
The weighted average interest rate of OFG’s deposits was 0.36% and 0.49%, respectively, at September 30, 2022 and December 31, 2021. Interest expense for the quarters and nine-month periods ended September 30, 2022 and 2021 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
			(In thousands)
Demand and savings deposits	$6,299	$5,767	$16,376	$18,347
Certificates of deposit	1,688	2,924	5,596	12,828
	$7,987	$8,691	$21,972	$31,175
At September 30, 2022 and December 31, 2021, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $307.3 million and $360.8 million, respectively.
At September 30, 2022 and December 31, 2021, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $342.8 million and $183.8 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $359.5 million and $228.9 million at September 30, 2022 and December 31, 2021, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $456 thousand and $736 thousand, the scheduled maturities of certificates of deposit at September 30, 2022 and December 31, 2021 are as follows:

September 30, 2022
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$197,350	$21,238
Over 3 months through 6 months	162,325	29,453
Over 6 months through 1 year	270,170	31,859
	629,845	82,550
Over 1 through 2 years	229,057	37,371
Over 2 through 3 years	129,673	24,985
Over 3 through 4 years	61,276	12,489
Over 4 through 5 years	37,846	2,140
Over 5 years	4,982	3,750
	$1,092,679	$163,285

December 31, 2021
	Period-end amount	Uninsured amount
	(In thousands)

Within one year:
Three months or less	$252,513	25,003
Over 3 months through 6 months	147,400	12,113
Over 6 months through 1 year	239,830	45,280
	639,743	82,396
Over 1 through 2 years	328,177	60,108
Over 2 through 3 years	114,403	18,578
Over 3 through 4 years	77,604	22,536
Over 4 through 5 years	58,918	8505
Over 5 years	1,417	—
	$1,220,262	$192,123
The tables of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $521 thousand and $491 thousand as of September 30, 2022 and December 31, 2021, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 13— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2022 and December 31, 2021, these advances were secured by mortgage and commercial loans amounting to $974.8 million and $949.0 million, respectively. Also, at September 30, 2022 and December 31, 2021, OFG had an additional borrowing capacity with the FHLB of $682.3 million and $697.3 million, respectively. At September 30, 2022 and December 31, 2021, the weighted average remaining maturity of FHLB’s advances was 1 and 3 days, respectively. The original term of the outstanding advance at September 30, 2022 is 1 month.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $65 thousand and $8 thousand at September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.85% (December 31, 2021 - 0.35%)	$27,088	$28,480
Advances from FHLB mature as follows:

	September 30,	December 31,
	2022	2021
	(In thousands)
Under 90 days	$27,088	$28,480
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 14 — INCOME TAXES
Oriental is subject to the provisions of the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”). The PR Code imposes a maximum statutory corporate tax rate of 37.5%. OFG has operations in the U.S. through its wholly owned subsidiaries OPC, OFG Ventures, and OFG USA LLC (“OFG USA”), which is a direct subsidiary of the Bank, and has two branches in the USVI. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OPC is subject to Florida state taxes, OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, during 2021, OFG incorporated in Grand Cayman, as a foreign wholly owned subsidiary, OFG Reinsurance. OFG Reinsurance is tax exempt in Grand Cayman.
As of September 30, 2022 and December 31, 2021, OFG’s net deferred tax asset, net of a valuation allowance of $10.0 million and $9.6 million, respectively, amounted to $66.1 million and $99.1 million, respectively. The increase in valuation allowance of $322 thousand was mainly related to OFG’s operations at the holding company level. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at September 30, 2022. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the nine-month periods ended September 30, 2022 and 2021 of 31.9% and 32.0%, respectively; mainly related to an increase in US Treasury securities and other exempt investments and a discrete tax windfall on stock options recognized during the period. The expected ETR for 2022 is 32.3%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the ETR if realized. At September 30, 2022, the amount of unrecognized tax benefits was $849 thousand (December 31, 2021 - $798 thousand).
Income tax expense for the quarters ended September 30, 2022 and 2021 was $20.6 million and $19.6 million, respectively. Income tax expense for the nine-month periods ended September 30, 2022 and 2021, was $56.1 million and $53.1 million, respectively.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of September 30, 2022 and December 31, 2021, OFG and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2022 and December 31, 2021, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of September 30, 2022 and December 31, 2021 are as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of September 30, 2022
Total capital to risk-weighted assets	$1,088,584	14.63%	$781,251	10.50%	$744,048	10.00%
Tier 1 capital to risk-weighted assets	$995,342	13.38%	$632,441	8.50%	$595,239	8.00%
Common equity tier 1 capital to risk-weighted assets	$995,342	13.38%	$520,834	7.00%	$483,631	6.50%
Tier 1 capital to average total assets	$995,342	9.82%	$405,324	4.00%	$506,655	5.00%
As of December 31, 2021
Total capital to risk-weighted assets	$1,086,897	15.52%	$735,512	10.50%	$700,488	10.00%
Tier 1 capital to risk-weighted assets	$999,284	14.27%	$595,414	8.50%	$560,390	8.00%
Common equity tier 1 capital to risk-weighted assets	$964,284	13.77%	$490,341	7.00%	$455,317	6.50%
Tier 1 capital to average total assets	$999,284	9.69%	$412,359	4.00%	$515,449	5.00%

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2022
Total capital to risk-weighted assets	$1,018,214	13.77%	$776,492	10.50%	$739,517	10.00%
Tier 1 capital to risk-weighted assets	$925,532	12.52%	$628,589	8.50%	$591,613	8.00%
Common equity tier 1 capital to risk-weighted assets	$925,532	12.52%	$517,662	7.00%	$480,686	6.50%
Tier 1 capital to average total assets	$925,532	9.19%	$402,755	4.00%	$503,443	5.00%
As of December 31, 2021
Total capital to risk-weighted assets	$995,549	14.34%	$728,867	10.50%	$694,159	10.00%
Tier 1 capital to risk-weighted assets	$908,717	13.09%	$590,035	8.50%	$555,327	8.00%
Common equity tier 1 capital to risk-weighted assets	$908,717	13.09%	$485,911	7.00%	$451,203	6.50%
Tier 1 capital to average total assets	$908,717	8.87%	$409,855	4.00%	$512,319	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 16 – STOCKHOLDERS’ EQUITY
Preferred Stock and Common Stock
During the nine-month period ended September 30, 2021, OFG redeemed all of its outstanding $92.0 million (in the aggregate) Series A, Series B, and Series D preferred stock at a redemption price of $25.00 per share. As a result of such redemptions, OFG no longer has any outstanding preferred stock. At both September 30, 2022 and December 31, 2021, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both September 30, 2022 and December 31, 2021, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At September 30, 2022 and December 31, 2021, the Bank’s legal surplus amounted to $129.4 million and $117.7 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During the nine-month period ended September 30, 2022, OFG repurchased 2,351,868 shares for a total of $64.1 million at an average price of $27.26 per share. OFG did not repurchase any shares of its common stock during the nine-month period ended September 30, 2022, other than through its publicly announced stock repurchase program. During the nine-month period ended September 30, 2021, OFG repurchased 1,684,921 shares under the $50.0 million repurchase program approved at that time for a total of $40.2 million, at an average price of $23.83 per share.
At September 30, 2022 the number of shares that may yet be purchased under the $100 million program is estimated at 1,428,166 and was calculated by dividing the remaining balance of $35.9 million by $25.13 (closing price of OFG’s common stock at September 30, 2022).
The activity in connection with common shares held in treasury by OFG for the nine-month periods ended September 30, 2022 and 2021 is set forth below:

	Nine-Month Period Ended September 30,
	2022		2021
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	10,248,882	$150,572	8,498,163	$102,949
Common shares used upon lapse of restricted stock units and options	(278,788)	(3,544)	(275,086)	(2,248)
Common shares repurchased as part of the stock repurchase programs	2,351,868	64,110	1,684,921	40,161
End of period	12,321,962	$211,138	9,907,998	$140,862

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income, net of income taxes, as of September 30, 2022 and December 31, 2021 consisted of:

	September 30,	December 31,
	2022	2021
	(In thousands)
Unrealized (loss) gain on securities available-for-sale which are not other-than-temporarily impaired	$(122,242)	$7,292
Income tax effect of unrealized loss (gain) on securities available-for-sale	18,097	(1,629)
Net unrealized (loss) gain on securities available-for-sale which are not other-than-temporarily impaired	(104,145)	5,663
Unrealized gain (loss) on cash flow hedges	410	(804)
Income tax effect of unrealized (gain) loss on cash flow hedges	(154)	301
Net unrealized gain (loss) on cash flow hedges	256	(503)
Accumulated other comprehensive (loss) income, net of income taxes	$(103,889)	$5,160
The following table presents changes in accumulated other comprehensive (loss) income by component, net of taxes, for the quarters and nine-month periods ended September 30, 2022 and 2021:

	Quarter Ended September 30, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$(49,606)	$104	$(49,502)
Other comprehensive loss before reclassifications	(54,541)	(26)	(54,567)
Amounts reclassified out of accumulated other comprehensive loss	2	178	180
Other comprehensive (loss) income	(54,539)	152	(54,387)
Ending balance	$(104,145)	$256	$(103,889)

	Nine-Month Period Ended September 30, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$5,663	$(503)	$5,160
Other comprehensive (loss) income before reclassifications	(109,814)	204	(109,610)
Amounts reclassified out of accumulated other comprehensive (loss) income	6	555	561
Other comprehensive (loss) income	(109,808)	759	(109,049)
Ending balance	$(104,145)	$256	$(103,889)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2021
	Net unrealized gains on securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive income
	(In thousands)
Beginning balance	$8,408	$(808)	$7,600
Other comprehensive income (loss) before reclassifications	920	(352)	568
Amounts reclassified out of accumulated other comprehensive income	2	450	452
Other comprehensive income	922	98	1,020
Ending balance	$9,330	$(710)	$8,620

	Nine-Month Period Ended September 30, 2021
	Net unrealized gains on securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$12,092	$(1,070)	$11,022
Other comprehensive (loss) income before reclassifications	(2,767)	(1,001)	(3,768)
Amounts reclassified out of accumulated other comprehensive income	5	1,361	1,366
Other comprehensive (loss) income	(2,762)	360	(2,402)
Ending balance	$9,330	$(710)	$8,620

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents reclassifications out of accumulated other comprehensive (loss) income for the quarters and nine-month periods ended September 30, 2022 and 2021:

	Amount reclassified out of accumulated other comprehensive (loss) income quarter ended September 30,		Affected Line Item in Consolidated Statement of Operations

	2022	2021
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$178	$450	Net interest expense
Available-for-sale securities:
Tax effect from changes in tax rates	2	2	Income tax expense
	$180	$452

	Amount reclassified out of accumulated other comprehensive (loss) income nine-month period ended September 30,		Affected Line Item in Consolidated Statement of Operations

	2022	2021
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$555	$1,361	Net interest expense
Available-for-sale securities:
Tax effect from changes in tax rates	6	5	Income tax expense
	$561	$1,366

NOTE 18 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2022 and 2021 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income	$41,919	$41,671	$119,872	$112,871
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	—	—	—	(1,255)
Income available to common shareholders	$41,919	$41,671	$119,872	$111,616

Average common shares outstanding	47,558	51,063	48,188	51,364
Effect of dilutive securities:
Average potential common shares-options	368	453	406	384
Total weighted average common shares outstanding and equivalents	47,926	51,516	48,594	51,748
Earnings per common share - basic	$0.88	$0.82	$2.49	$2.18
Earnings per common share - diluted	$0.87	$0.81	$2.47	$2.15

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
For the quarters ended September 30, 2022 and 2021, OFG did not have weighted-average stock options with an anti-dilutive effect on earnings per share. For the nine-month periods ended September 30, 2022 and 2021, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 1,070 and 3,075, respectively.
During the quarter ended September 30, 2022, OFG increased its quarterly common stock cash dividend to $0.20 per share.
NOTE 19 – GUARANTEES
At September 30, 2022 and December 31, 2021, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $25.7 million and $25.2 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At September 30, 2022 and December 31, 2021, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $113.4 million and $121.8 million, respectively.
The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2022 and 2021:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Balance at beginning of period	$174	$205	$294	$218
Net recoveries (charge-offs/terminations)	(6)	86	(126)	73
Balance at end of period	$168	$291	$168	$291
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
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended September 30, 2022 and 2021, OFG repurchased $119 thousand and $517 thousand, respectively, in mortgage loans subject to the credit recourse provisions referred above. During the nine-month periods ended September 30, 2022 and 2021, OFG repurchased $1.5 million and $2.4 million, respectively, in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At September 30, 2022, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $168 thousand (December 31, 2021– $294 thousand).

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended September 30, 2022, OFG repurchased $5.0 million (September 30, 2021 – $8.8 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to the credit recourse provisions referred above. During the nine-month period ended September 30, 2022, Oriental repurchased $20.3 million (September 30, 2021 – $31.4 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to such credit recourse provision. At September 30, 2022 and December 31, 2021, OFG had a $1.6 million and a $3.4 million liability, respectively, for the estimated credit losses related to these loans.
During the quarters ended September 30, 2022 and 2021, OFG recognized $6 thousand in gains and $85 thousand in losses, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $210 thousand and $728 thousand in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the nine-month periods ended September 30, 2022 and 2021, Oriental recognized $127 thousand in gains and $153 thousand in losses, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $261 thousand and $3.5 million, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At September 30, 2022, OFG serviced $5.8 billion (December 31, 2021 - $5.7 billion) in mortgage loans for third parties. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At September 30, 2022, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $10.4 million (December 31, 2021 - $12.9 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Credit-related financial instruments at September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
	(In thousands)
Commitments to extend credit	$1,369,459	$1,365,273
Commercial letters of credit	2,599	48,196
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
At September 30, 2022 and December 31, 2021, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2022 and December 31, 2021, is as follows:

	September 30,	December 31,
	2022	2021
	(In thousands)
Standby letters of credit and financial guarantees	$25,670	$25,203
Loans sold with recourse	113,444	121,778
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
At September 30, 2022 and December 31, 2021, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $632 thousand and $1.0 million, respectively, and is included in other liabilities in the statement of financial condition.
At September 30, 2022 and December 31, 2021, OFG maintained other non-credit commitments amounting to $21.7 million and $8.9 million, respectively, primarily for the acquisition of equity securities. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At September 30, 2022 and December 31, 2021, OFG had commitments for capital expenditures in technology amounting to $7.9 million and $15.4 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Contingencies
OFG and its subsidiaries are defendants in a number of legal proceedings incidental to their business. In the ordinary course of business, OFG and its subsidiaries are also subject to governmental and regulatory examinations. Certain subsidiaries of OFG, including the Bank (and its subsidiary, Oriental International Bank Inc. (“OIB”), Oriental Financial Services, and Oriental Insurance, are subject to regulation by various U.S., Puerto Rico and other regulators.
OFG seeks to resolve all arbitration, litigation and regulatory matters in the manner management believes is in the best interests of OFG and its shareholders, and contests allegations of liability or wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At September 30, 2022 and December 31, 2021, this accrued liability amounted to $3.0 million and $7.0 million, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
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
Operating Lease Cost

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021	Statement of Operations Classification
	(In thousands)
Lease costs	$5,188	$2,590	$7,851	$8,814	Occupancy and equipment
Variable lease costs	873	348	1,157	1,336	Occupancy and equipment
Short-term lease cost	448	414	730	560	Occupancy and equipment
Lease income	(128)	(110)	(181)	(342)	Occupancy and equipment
Total lease cost	$6,380	$3,242	$9,557	$10,368
Operating Lease Assets and Liabilities

	September 30,	December 31,
	2022	2021	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$26,192	$28,846	Operating lease right-of-use assets
Lease Liabilities	$28,114	$30,498	Operating leases liabilities

September 30, 2022
(In thousands)
Weighted-average remaining lease term	5.2 years
Weighted-average discount rate	6.6%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2022 were as follows:

Minimum Rent
As of September 30, 2022	(In thousands)
2022	$2,385
2023	8,936
2024	6,665
2025	4,729
2026	3,034
Thereafter	7,997
Total lease payments	$33,745
Less imputed interest	5,631
Present value of lease liabilities	$28,114

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG, as lessor, leases and subleases real property to lessee tenants under operating leases. As of September 30, 2022, no material lease concessions have been granted to lessees. As of September 30, 2022, OFG, as lessee, has not requested any lease concessions.
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
Investment securities
The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. OFG holds one security categorized as other debt that is classified as Level 3. The estimated fair value of this security is determined by using an adjusted third-party model to calculate the present value of projected future cash flows. The assumptions are highly uncertain and include primarily market discount rates and current spread. The assumptions used are drawn from similar securities that are actively traded in the market and have similar risk characteristics. The valuation is performed on a quarterly basis.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other repossessed assets
Other repossessed assets is mainly composed of repossessed automobiles. The fair value of the repossessed automobiles may be determined using internal valuation and an external appraisal. These repossessed assets are classified as Level 3 given certain internal adjustments that may be made to external appraisals.
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	September 30, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$401,414	$1,076,596	$399	$1,478,409
Trading securities	—	11	—	11
Money market investments	4,988	—	—	4,988
Derivative assets	—	438	—	438
Servicing assets	—	—	50,061	50,061
Derivative liabilities	—	(28)	—	(28)
	$406,402	$1,077,017	$50,460	$1,533,879
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$19,977	$19,977
Foreclosed real estate	—	—	14,561	14,561
Other repossessed assets	—	—	3,307	3,307
	$—	$—	$37,845	$37,845

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,825	$498,358	$1,530	$510,713
Trading securities	—	20	—	20
Money market investments	8,952	—	—	8,952
Derivative assets	—	1	—	1
Servicing assets	—	—	48,973	48,973
Derivative liabilities	—	(804)	—	(804)
	$19,777	$497,575	$50,503	$567,855
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$10,233	$10,233
Foreclosed real estate	—	—	15,039	15,039
Other repossessed assets	—	—	1,945	1,945
	$—	$—	$27,217	$27,217

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The fair value information included in the tables above for non-recurring fair value measurements is not as of period end. Instead, it is as of the date that the fair value measurement was recorded during the periods ended September 30, 2022 and December 31, 2021, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2022 and 2021:
Level 3 Instruments Only

	Quarter Ended September 30,
	2022			2021
	Other debt securities available for sale	Servicing Assets	Total	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning period	$1,581	$49,280	$50,861	$—	$47,712	$47,712
New instruments acquired	376	666	1,042	—	1,339	1,339
Transfer from Level 2	—	—	—	1,500	—	1,500
Principal repayments and amortization	—	(1,191)	(1,191)	—	(1,740)	(1,740)
Instrument converted to equity security	(1,581)	—	(1,581)	—	—	—
Gains included in earnings	—	1,306	1,306	—	916	916
Gains included in other comprehensive income	23	—	23	7	—	7
Balance at end of period	$399	$50,061	$50,460	$1,507	$48,227	$49,734

	Other debt securities available for sale	Servicing Assets	Total	Other debt securities available for sale	Servicing Assets	Total
	Nine-Month Period Ended September 30,
	2022			2021
	(In thousands)
Balance at beginning period	$1,530	$48,973	$50,503	$—	$47,295	$47,295
New instruments acquired	376	2,935	3,311	—	4,782	$4,782
Transfer from Level 2	—	—	—	1,500	—	$1,500
Principal repayments and amortization	—	(4,168)	(4,168)	—	(5,109)	$(5,109)
Instrument converted to equity security	(1,581)	—	(1,581)	—	—	$—
Gains included in earnings	—	2,321	2,321	—	1,259	$1,259
Gains included in other comprehensive income	74	—	74	7	—	$7
Balance at end of period	$399	$50,061	$50,460	$1,507	$48,227	$49,734
There were no transfers out of Level 3 during the quarters and nine-month period ended September 30, 2022 and 2021. There were no transfers into Level 3 during the quarters ended September 30, 2022 and 2021 and nine-month period ended September 30, 2022.
Servicing assets gains (losses) included in earnings during the quarters and nine-month periods ended September 30, 2022 and 2021 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 8 – Servicing Assets.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the quarters and nine-month periods ended September 30, 2022 and 2021, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.
The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2022:

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$399	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.15% - 2.12%	0.15%
			Recovery Rate	34.73%	34.73%

Servicing assets	$50,061	Cash flow valuation	Constant prepayment rate	3.38% - 20.36%	5.69%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$19,977	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	17.16%

Foreclosed real estate	$14,561	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	11.71%

Other repossessed assets	$3,307	Fair value of property or collateral	Estimated net realizable value less disposition costs	22.00% - 80.00%	62.96%
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
The estimated fair value and carrying value of OFG’s financial instruments at September 30, 2022 and December 31, 2021 is as follows:

	September 30,		December 31,
	2022		2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)

Financial Assets:
Level 1
Cash and cash equivalents	$815,269	$815,269	$2,023,475	$2,023,475
Restricted cash	$164	$164	$175	$175
Investment securities available-for-sale	$401,414	$401,414	$10,825	$10,825
Level 2
Financial Assets:
Trading securities	$11	$11	$20	$20
Investment securities available-for-sale	$1,076,596	$1,076,596	$498,358	$498,358
Investment securities held-to-maturity	$471,718	$540,774	$363,653	$367,507
Federal Home Loan Bank (FHLB) stock	$6,026	$6,026	$5,966	$5,966
Equity securities	$17,346	$17,346	$11,612	$11,612
Derivative assets	$438	$438	$1	$1
Financial Liabilities:
Derivative liabilities	$28	$28	$804	$804
Level 3
Financial Assets:
Investment securities available for sale	$399	$399	$1,530	$1,530
Total loans (including loans held-for-sale)	$6,516,221	$6,591,028	$6,197,347	$6,329,311
Accrued interest receivable	$59,400	$59,400	$56,560	$56,560
Servicing assets	$50,061	$50,061	$48,973	$48,973
Accounts receivable and other assets	$68,329	$68,329	$88,756	$88,756
Financial Liabilities:
Deposits	$8,846,913	$8,855,117	$8,614,073	$8,603,118
Advances from FHLB	$27,152	$27,153	$28,480	$28,488
Other borrowings	$110	$110	$—	$—
Subordinated capital notes	$—	$—	$36,084	$36,083
Accrued expenses and other liabilities	$124,545	$124,545	$96,240	$96,240

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2022 and December 31, 2021:
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 23 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters and nine-month periods ended September 30, 2022 and 2021:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Banking service revenues:
Checking accounts fees	$2,332	$2,279	$6,702	$6,323
Savings accounts fees	332	297	937	846
Electronic banking fees	13,335	13,937	40,509	41,458
Credit life commissions	70	182	665	369
Branch service commissions	319	301	979	937
Servicing and other loan fees	621	995	2,427	2,480
International fees	217	215	702	520
Miscellaneous income (expense)	8	(6)	16	15
Total banking service revenues	17,234	18,200	52,937	52,948

Wealth management revenue:
Insurance income	3,906	2,542	10,758	7,768
Broker fees	1,601	1,981	5,204	6,433
Trust fees	2,489	2,887	7,796	8,386
Retirement plan and administration fees	177	209	542	683
Total wealth management revenue	8,173	7,619	24,300	23,270

Mortgage banking activities:
Net servicing fees	5,206	4,388	13,408	11,865
Net (loss) gains on sale of mortgage loans and valuation	(116)	2,622	2,192	8,045
Other	(199)	(813)	(124)	(3,600)
Total mortgage banking activities	4,891	6,197	15,476	16,310
Total banking and financial service revenues	$30,298	$32,016	$92,713	$92,528
OFG recognizes the revenue from banking services, wealth management and mortgage banking based on the nature and timing of revenue streams from contracts with customers:
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2022 and 2021:

	Quarter Ended September 30, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$117,939	$6	$18,829	$136,774	$(2,099)	$134,675
Interest expense	(7,891)	—	(2,373)	(10,264)	2,099	(8,165)
Net interest income	110,048	6	16,456	126,510	—	126,510
Provision for credit losses	7,059	—	61	7,120	—	7,120
Non-interest income	22,310	8,310	—	30,620	—	30,620
Non-interest expenses	(82,026)	(4,635)	(831)	(87,492)	—	(87,492)
Intersegment revenue	588	—	—	588	(588)	—
Intersegment expenses	—	(412)	(176)	(588)	588	—
Income before income taxes	43,861	3,269	15,388	62,518	—	62,518
Income tax expense	20,589	1	9	20,599	—	20,599
Net income	$23,272	$3,268	$15,379	$41,919	$—	$41,919
Total assets	$8,179,384	$27,839	$2,823,826	$11,031,049	$(972,870)	$10,058,179

	Nine-Month Period Ended September 30, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$337,017	$16	$35,787	$372,820	$(2,974)	$369,846
Interest expense	(21,796)	—	(4,226)	(26,022)	2,974	(23,048)
Net interest income	315,221	16	31,561	346,798	—	346,798
Provision for (recapture of) credit losses	15,403	—	(41)	15,362	—	15,362
Non-interest income	73,662	24,724	50	98,436	—	98,436
Non-interest expenses	(237,477)	(14,015)	(2,413)	(253,905)	—	(253,905)
Intersegment revenue	1,645	—	—	1,645	(1,645)	—
Intersegment expenses	—	(1,131)	(514)	(1,645)	1,645	—
Income before income taxes	$137,648	$9,594	$28,725	$175,967	$—	$175,967
Income tax expense	56,067	1	27	56,095	—	56,095
Net income	$81,581	$9,593	$28,698	$119,872	$—	$119,872
Total assets	$8,179,384	$27,839	$2,823,826	$11,031,049	$(972,870)	$10,058,179

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2021
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$108,475	$7	$3,653	$112,135	$—	$112,135
Interest expense	(8,946)	—	(488)	(9,434)	—	(9,434)
Net interest income	99,529	7	3,165	102,701	—	102,701
Recapture of credit losses	(4,815)	—	(182)	(4,997)	—	(4,997)
Non-interest income	24,352	8,079	90	32,521	—	32,521
Non-interest expenses	(72,463)	(5,245)	(1,216)	(78,924)	—	(78,924)
Intersegment revenue	616	—	—	616	(616)	—
Intersegment expenses	—	(318)	(298)	(616)	616	—
Income before income taxes	56,849	2,523	1,923	61,295	—	61,295
Income tax expense	19,614	—	10	19,624	—	19,624
Net income	$37,235	$2,523	$1,913	$41,671	$—	$41,671
Total assets	$8,116,648	$24,581	$3,558,568	$11,699,797	$(1,092,932)	$10,606,865

	Nine-Month Period Ended September 30, 2021
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$327,151	$25	$9,392	$336,568	$—	$336,568
Interest expense	(31,794)	—	(1,624)	(33,418)	—	(33,418)
Net interest income	295,357	25	7,768	303,150	—	303,150
Recapture of credit losses	(5,964)	—	(1,014)	(6,978)	—	(6,978)
Non-interest income	71,440	23,584	107	95,131	—	95,131
Non-interest expenses	(222,960)	(13,089)	(3,217)	(239,266)	—	(239,266)
Intersegment revenue	1,714	—	—	1,714	(1,714)	—
Intersegment expenses	—	(911)	(803)	(1,714)	1,714	—
Income before income taxes	$151,515	$9,609	$4,869	$165,993	$—	$165,993
Income tax expense	53,089	—	33	53,122	—	53,122
Net income	$98,426	$9,609	$4,836	$112,871	$—	$112,871
Total assets	$8,116,648	$24,581	$3,558,568	$11,699,797	$(1,092,932)	$10,606,865

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with the “Selected Financial Data” and our consolidated financial statements and related notes included under Item I, “Financial Statements” of this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and set forth in our Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as supplemented and amended by any subsequent Quarterly Reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements. We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in Item 2 of our Form 10-Q for the quarter ended September 30, 2021.

Other factors not identified above, including those described under the headings in our 2021 Form 10-K and any subsequent Quarterly Reports on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements.

INTRODUCTION

OFG is a publicly-owned financial holding company that provides wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, money management, investment banking and securities brokerage services, as well as corporate and individual trust services. OFG operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG conducts its business through its main office in San Juan, Puerto Rico, forty-three branches in Puerto Rico and two branches in the U.S. Virgin Islands (the “USVI”). OFG has three subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services and Oriental Insurance; three subsidiaries in the United States, OPC, OFG USA and OFG Ventures; and one subsidiary in the Cayman Islands, OFG Reinsurance. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuously improving our already effective asset-liability management, growing non-interest revenue from banking and financial services, and achieving greater operating efficiencies.

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
RECENT DEVELOPMENTS
Natural Events

During the quarter ended September 30, 2022, OFG was impacted by the effects of Hurricane Fiona. It caused power outages, widespread flooding, water and communication services interruptions, property damage in some areas of the island, and disrupted economic activity throughout Puerto Rico. Although OFG’s business operations were temporarily disrupted by the damages to Puerto Rico’s critical infrastructure, OFG’s digital channels, core banking and electronic funds transfer systems continued to function uninterrupted during and after the hurricane, and within days after the hurricane, OFG was able to open its main offices and many of its branches and ATMs in addition to its digital and phone trade channels. After the quarter ended September 30, 2022, we believe that business activity has begun to return to pre-hurricane Fiona levels.

Banking service revenues for the quarter ended September 30, 2022 were impacted due to Hurricane Fiona’s temporary effect on economic activity and OFG’s decision to provide relief to our clients by waiving late charges and other fees through September 30, 2022. OFG incurred $1.4 million in expenses related to this event. Also, based on current assessments of information available for the impact of the hurricane on our credit portfolio, third quarter 2022 results included higher qualitative reserves mainly from $6.9 million in loan loss provision, pre-tax. As OFG acquires additional information on overall economic prospects in the affected areas, together with further assessments of the impact on individual borrowers, the loss estimate will be further revised as needed.
Capital Actions
In January 2022, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend to $0.15 per common share from $0.12 per share, beginning on the quarter ended March 31, 2022. Subsequently, in July 2022, OFG announced that its Board of Directors approved a new increase of its regular quarterly cash dividend to $0.20 per common share, beginning on the quarter ended September 30, 2022.
In January 2022, the Board of Directors also approved a new stock repurchase program to purchase $100 million of its common stock in the open market. At September 30, 2022, OFG has repurchased 2.4 million shares of common stock for $64.1 million. OFG expects to continue to execute this repurchase program to the extent favorable market opportunities exist at the relevant point in time.
Economic Conditions
Since March 2020, the Covid-19 pandemic has affected our communities and the way we do business, as well as economic activity globally, nationally and locally. Within the last year, as restrictions related to the pandemic eased in the United States, employment increased and pent-up demand was released, which together with Covid-19 lockdowns in foreign jurisdictions created global supply chain issues and shortages of goods, which in turn has triggered price inflation. In an effort to address inflation, the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (“FRB”) has tightened monetary policy and has increased the federal funds rate six times during fiscal year 2022, with the latest increases of 75 basis points each made on June 15, 2022, July 27, 2022, September 21, 2022 and November 2, 2022. The current federal funds target rate range is 3.75% to 4.00% but FRB officials forecast the federal funds target rate will end 2022 at a range of 4.25% to 4.50%. The FRB has also scaled back its asset purchase program that provided liquidity to the bond markets.
Adding to economic uncertainty and increased inflationary pressures are military actions taken by Russia against Ukraine commencing in February 2022, which have added stress to existing supply chain concerns and placed upward pressure on commodities such as oil and natural gas prices, which have further exacerbated the global macroeconomic uncertainty and increased inflationary pressures. However, we believe that the macroeconomic outlook for Puerto Rico continues to show strength, even with the effects of Hurricane Fiona. Recent data show that the Puerto Rico Economic Activity Index, as published by the Economic Development Bank for Puerto Rico, has been increasing for over a year; therefore, signaling a stable upward trend as employment gains remain solid. Our commercial clients are experiencing a higher demand for their products and services. Consumer demand also remains strong and, following five years of bankruptcy proceedings under Title III of PROMESA, the Puerto Rico central government has begun to implement the plan of adjustment approved by the Title III bankruptcy court on January 18, 2022, setting the stage for its exit from bankruptcy. Nevertheless, there remain several public instrumentalities whose debt obligations have not been restructured under the mechanisms provided by PROMESA and any recovery of the Puerto Rico economy could be adversely impacted by macroeconomic developments within the United States and across the globe. The global macroeconomic outlook continues to remain uncertain and, at this time, OFG cannot reasonably estimate the scope, term or intensity of any possible adverse impact on our financial position, operations or liquidity, resulting from economic disruption and uncertainty related to Covid-19 variants, economic recessions, trade and supply chain disruption, continuing inflationary pressures, labor shortages, armed conflicts such as the ongoing military actions against Ukraine, and the uncertainty of the timing and extent of potential actions that might be taken by the FRB. However, we believe that the high levels of reconstruction and stimulus funds being channeled towards the Puerto Rico economy are mitigating the foregoing negative effects.
LIBOR and Other Benchmark Rates
In July 2017, the Chief Executive of the Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021.However, the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings until June 30, 2023 and has ceased publishing other LIBOR settings on December 31, 2021.
Although OFG believes that its exposure to LIBOR is not material, as it represents only 3.7% of total assets, LIBOR-based contracts that will be impacted by the cessation of LIBOR have been under review to ensure they contain adequate fallback language. OFG has also been proactively working to transition to alternative reference rates (“ARR”) and/or fallback language in both existing as well as new contracts to prepare for the cessation of LIBOR. Furthermore, management has established a LIBOR transition team to lead OFG in the execution of its project plan and is monitoring the development and adoption of Secured Overnight Financing Rate (“SOFR”) alternatives as well as other credit sensitive ARR and their liquidity in the market. OFG is also working towards business and system readiness to originate SOFR based loans.

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

FINANCIAL HIGHLIGHTS

During the quarter ended September 30, 2022, OFG had its strongest quarter to date this fiscal year, driven by total core revenue growth of 7.2% quarter-over-quarter. All our key performance metrics improved compared to the second quarter of 2022 and the third quarter of 2021, with return on average assets of 1.65%, return on average tangible common stockholders’ equity of 18.05%, and an efficiency ratio of 55.80%.
Earnings per share diluted was $0.87 compared to $0.84 in the second quarter of 2022 and $0.81 in the third quarter of 2021. Total core revenues were $156.8 million compared to $146.3 million in the second quarter of 2022 and $134.7 million in the third quarter of 2021. The regular quarterly cash dividend was increased to $0.20 per common share in the third quarter of 2022 from $0.15 in the second quarter of 2022 and $0.12 in the third quarter of 2021.

Net interest income of $126.5 million compared to $115.1 million in the second quarter of 2022 and $102.7 million in the third quarter of 2021. Net interest margin expanded to 5.23% from 4.80% in the second quarter of 2022 due to increased volume of loans and investments and FRB rate hikes.

Interest income of $134.7 million compared to $122.2 million in the second quarter of 2022 and $112.1 million in the third quarter of 2021. Compared to the second quarter of 2022, the third quarter of 2022 interest income benefited from higher yields on higher average balances of loans and of investment securities, and higher average yields on lower cash balances.
Total interest expense of $8.2 million compared to $7.1 million in the second quarter of 2022 and $9.4 million in the third quarter of 2021. Compared to the second quarter of 2022, the third quarter of 2022 interest expense primarily reflected a 4 basis point cost increase.

Non-interest income of $30.6 million compared to $36.2 million in the second quarter of 2022 and $32.5 million in the third quarter of 2021. Compared to the second quarter of 2022, the third quarter of 2022 banking service revenues declined $0.9 million due to Hurricane Fiona’s effect on economic activity and OFG’s decision to provide fee waivers to customers following the hurricane. The second quarter of 2022 included a $4.7 million gain on sale of a legacy branch building.

Net revenues before provision for credit losses were $69.6 million compared to $66.0 million in the second quarter of 2022 and $56.3 million in the third quarter of 2021.
Provision for credit losses of $7.1 million compared to $6.7 million in the second quarter of 2022 and a recapture of $5.0 million in the third quarter of 2021. The third quarter of 2022 non-PCD provision included $8.0 million for higher auto and consumer loan balances and a $1.3 million increase in qualitative adjustment, including anticipated Fiona-related losses. The third quarter of 2022 PCD recapture of $2.8 million was due to reduced balances and improved performance of residential mortgage loans.
Net charge offs were $11.3 million compared to $4.5 million in the second quarter of 2022 and $6.1 million in the third quarter of 2021. The third quarter of 2022 charge-offs included $6.6 million, of which $5.5 million was previously reserved for two commercial loans, and $5.5 million related to auto and consumer loans.
Non-interest expenses were $87.5 million compared to $85.3 million in the second quarter of 2022 and $78.9 million in the third quarter of 2021. The third quarter of 2022 included $1.4 million of Hurricane Fiona related expenses and $0.6 million of expenses for real estate owned versus $1.4 million in income for the second quarter of 2022.
Loans held for investment were $6.68 billion at September 30, 2022 compared to $6.70 billion at June 30, 2022 and $6.41 billion at September 30, 2021. Loans declined 0.3% or $17.7 million from June 30, 2022, reflecting paydowns of residential mortgages and seasonal commercial lines of credit as well as PPP loan forgiveness, mostly offset by increases in auto and consumer loans. Year over year, loans increased 4.3% or $274.1 million.

New loan origination was $511.3 million compared to $587.2 million in the second quarter of 2022 and $556.2 million in the third quarter of 2021. The third quarter of 2022 included a record level of auto loan originations at $219.9 million.

Total investments of $2.04 billion at September 30, 2022 compared to $1.73 billion at June 30, 2022 and $902.3 million at September 30, 2021. Investments grew $315.3 million from June 30, 2022, as OFG purchased $410.0 million in short-term US Treasury securities, taking advantage of the higher yield environment.
Customer deposits of $8.84 billion at September 30, 2022 compared to $9.02 billion at June 30, 2022 and $9.23 billion at September 30, 2021. Core deposits declined by $174.4 million from June 30, 2022.
Total assets of $10.06 billion at September 30, 2022 compared to $10.25 billion at June 30, 2022 and $10.61 billion at September 30, 2021.
CET1 ratio at September 30, 2022 was 13.38% compared to 12.80% at June 30, 2022 and 13.52% at September 30, 2021. Tangible book value per share was $18.46 at September 30, 2022 compared to $18.86 at June 30, 2022 and $18.59 at September 30, 2021. The decline from June 30, 2022 reflected a reduction in other comprehensive income, partially offset by an increase in retained earnings.
Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2022	2021	Variance %	2022	2021	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$134,675	$112,135	20.1%	$369,846	$336,568	9.9%
Interest expense	8,165	9,434	(13.5)%	23,048	33,418	(31.0)%
Net interest income	126,510	102,701	23.2%	346,798	303,150	14.4%
Provision for (recapture of) credit losses	7,120	(4,997)	(242.5)%	15,362	(6,978)	(320.1)%
Net interest income after provision for credit losses	119,390	107,698	10.9%	331,436	310,128	6.9%
Non-interest income	30,620	32,521	(5.8)%	98,436	95,131	3.5%
Non-interest expenses	87,492	78,924	10.9%	253,905	239,266	6.1%
Income before taxes	62,518	61,295	2.0%	175,967	165,993	6.0%
Income tax expense	20,599	19,624	5.0%	56,095	53,122	5.6%
Net income	41,919	41,671	0.6%	119,872	112,871	6.2%
Less: dividends on preferred stock	—	—	—%	—	(1,255)	(100.0)%
Income available to common shareholders	$41,919	$41,671	0.6%	$119,872	$111,616	7.4%
PER SHARE DATA:
Basic	$0.88	$0.82	7.3%	$2.49	$2.18	14.2%
Diluted	$0.87	$0.81	7.4%	$2.47	$2.15	14.9%
Average common shares outstanding	47,558	51,063	(6.9)%	48,188	51,364	(6.2)%
Average common shares outstanding and equivalents	47,926	51,516	(7.0)%	48,594	51,748	(6.1)%
Cash dividends declared per common share	$0.20	0.12	66.7%	$0.50	0.28	78.6%
Cash dividends declared on common shares	$9,388	6,240	50.4%	$24,012	14,637	64.1%
Dividend payout ratio	22.99%	14.81%	55.2%	20.24%	13.02%	55.5%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.65%	1.59%	3.8%	1.57%	1.46%	7.5%
Return on average tangible common stockholders’ equity	18.05%	17.72%	1.9%	17.20%	16.25%	5.8%
Return on average common equity (ROE)	16.03%	15.63%	2.6%	15.25%	14.25%	7.0%
Efficiency ratio	55.80%	58.59%	(4.8)%	57.77%	60.47%	(4.5)%
Interest rate spread	5.21%	4.09%	27.4%	4.82%	4.16%	15.9%
Interest rate margin	5.23%	4.12%	26.9%	4.84%	4.20%	15.2%

	September 30,	December 31,	Variance
	2022	2021	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,042,566	$895,818	128.0%
Loans, net	6,591,028	6,329,311	4.1%
Total investments and loans	$8,633,594	$7,225,129	19.5%
Deposits and borrowings
Deposits	$8,855,117	$8,603,118	2.9%
Other borrowings	27,263	64,571	(57.8)%
Total deposits and borrowings	$8,882,380	$8,667,689	2.5%
Stockholders’ equity
Common stock	59,885	59,885	—%
Additional paid-in capital	635,523	637,061	(0.2)%
Legal surplus	129,429	117,677	10.0%
Retained earnings	484,057	399,949	21.0%
Treasury stock, at cost	(211,138)	(150,572)	40.2%
Accumulated other comprehensive (loss) income	(103,889)	5,160	(2113.4)%
Total stockholders’ equity	$993,867	$1,069,160	(7.0)%
Per share data
Book value per common share	$20.90	$21.54	(3.0)%
Tangible book value per common share	$18.46	$19.08	(3.2)%
Market price	$25.13	$26.56	(5.4)%
Capital ratios
Leverage capital	9.82%	9.69%	1.3%
Common equity Tier 1 capital	13.38%	13.77%	(2.8)%
Tier 1 risk-based capital	13.38%	14.27%	(6.2)%
Total risk-based capital	14.63%	15.52%	(5.7)%
Financial assets managed
Trust assets managed	$3,091,234	$3,758,895	(17.8)%
Broker-dealer assets gathered	2,033,376	2,466,004	(17.5)%
Total assets managed	$5,124,610	$6,224,899	(17.7)%

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2022 and 2021.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2022 AND 2021

	Interest		Average rate		Average balance
	September 2022	September 2021	September 2022	September 2021	September 2022	September 2021
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$134,675	$112,135	5.57%	4.50%	$9,597,670	$9,879,687
Tax equivalent adjustment	3,980	2,438	0.16%	0.10%	—	—
Interest-earning assets - tax equivalent	138,655	114,573	5.73%	4.60%	9,597,670	9,879,687
Interest-bearing liabilities	8,165	9,434	0.36%	0.41%	8,962,730	9,213,530
Tax equivalent net interest income / spread	130,490	105,139	5.37%	4.19%	634,940	666,157
Tax equivalent interest rate margin			5.53%	4.30%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	12,774	3,216	2.71%	1.80%	1,883,209	714,669
Interest bearing cash and money market investments	5,661	986	2.21%	0.14%	1,016,561	2,699,144
Total investments	18,435	4,202	2.52%	0.49%	2,899,770	3,413,813
Non-PCD loans
Mortgage	9,253	9,755	5.48%	5.21%	675,664	747,942
Commercial	35,695	29,558	5.94%	5.55%	2,382,724	2,111,935
Consumer	15,368	11,180	11.33%	11.12%	537,883	399,002
Auto and leasing	37,361	34,535	8.09%	8.35%	1,832,581	1,640,433
Total Non-PCD loans	97,677	85,028	7.14%	6.89%	5,428,852	4,899,312
PCD loans
Mortgage	15,828	18,785	5.85%	5.78%	1,082,233	1,299,330
Commercial	2,492	3,609	5.60%	5.80%	178,125	248,708
Consumer	34	64	13.44%	16.16%	1,015	1,580
Auto and leasing	209	447	10.90%	10.55%	7,675	16,944
Total PCD loans	18,563	22,905	5.85%	5.85%	1,269,048	1,566,562
Total loans (1)	116,240	107,933	6.89%	6.62%	6,697,900	6,465,874
Total interest-earning assets	134,675	112,135	5.57%	4.50%	9,597,670	9,879,687

Interest-bearing liabilities:
Deposits:
NOW Accounts	2,927	2,288	0.41%	0.33%	2,799,234	2,754,985
Savings and money market	1,733	1,639	0.29%	0.28%	2,388,072	2,330,121
Time deposits	1,679	2,916	0.61%	0.84%	1,097,470	1,378,505
Total core deposits	6,339	6,843	0.40%	0.42%	6,284,776	6,463,611
Brokered deposits	9	10	0.30%	0.34%	11,366	11,366
	6,348	6,853	0.40%	0.42%	6,296,142	6,474,977
Non-interest bearing deposits	—	—	—	0.00%	2,639,313	2,639,610

	Interest		Average rate		Average balance
	September 2022	September 2021	September 2022	September 2021	September 2022	September 2021
	(Dollars in thousands)
Fair value premium and core deposit intangible amortizations	1,639	1,838	—%	—%	—	—
Total deposits	7,987	8,691	0.35%	0.38%	8,935,455	9,114,587
Borrowings:
Advances from FHLB and other borrowings	178	450	2.59%	2.84%	27,275	62,860
Subordinated capital notes	—	293	—%	3.21%	—	36,083
Total borrowings	178	743	2.59%	2.98%	27,275	98,943
Total interest-bearing liabilities	8,165	9,434	0.36%	0.41%	8,962,730	9,213,530
Net interest income / spread	$126,510	$102,701	5.21%	4.09%
Interest rate margin			5.23%	4.12%
Excess of average interest-earning assets over average interest-bearing liabilities					$634,940	$666,157
Average interest-earning assets to average interest-bearing liabilities ratio					107.08%	107.23%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$7,612	$1,946	$9,558
Interest bearing cash and money market investments	(971)	5,646	4,675
Loans	3,777	4,530	8,307
Total interest income	10,418	12,122	22,540
Interest Expense:
NOW Accounts	37	602	639
Savings and money market	41	53	94
Time deposits	(566)	(671)	(1,237)
Brokered deposits	—	(1)	(1)
Fair value premium and core deposit intangible amortizations	—	(199)	(199)
Advances from FHLB and other borrowings	(235)	(37)	(272)
Subordinated capital notes	(146)	(147)	(293)
Total interest expense	(869)	(400)	(1,269)
Net Interest Income	$11,287	$12,522	$23,809

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2022 AND 2021

	Interest		Average rate		Average balance
	September 2022	September 2021	September 2022	September 2021	September 2022	September 2021
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$369,846	$336,568	5.16%	4.66%	$9,583,964	$9,656,838
Tax equivalent adjustment	9,446	6,803	0.13%	0.09%	—	—
Interest-earning assets - tax equivalent	379,292	343,371	5.29%	4.75%	9,583,964	9,656,838
Interest-bearing liabilities	23,048	33,418	0.34%	0.50%	8,937,864	8,999,822
Tax equivalent net interest income / spread	356,244	309,953	4.95%	4.25%	646,100	657,016
Tax equivalent interest rate margin			5.08%	4.34%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	25,110	8,088	2.35%	1.75%	1,423,120	614,599
Interest bearing cash and money market investments	9,574	2,287	0.83%	0.12%	1,541,036	2,476,139
Total investments	34,684	10,375	1.56%	0.45%	2,964,156	3,090,738
Non-PCD loans
Mortgage	28,192	30,541	5.45%	5.25%	690,224	776,225
Commercial	97,371	86,934	5.59%	5.44%	2,327,424	2,138,474
Consumer	42,282	34,006	11.27%	11.28%	501,574	403,037
Auto and leasing	108,251	101,652	8.19%	8.53%	1,767,922	1,592,482
Total Non-PCD loans	276,096	253,133	6.98%	6.89%	5,287,144	4,910,218
PCD loans
Mortgage	50,587	59,548	5.99%	5.80%	1,126,754	1,369,410
Commercial	7,595	11,716	5.19%	5.91%	195,182	264,238
Consumer	123	176	14.00%	14.39%	1,167	1,635
Auto and leasing	761	1,620	10.63%	10.49%	9,561	20,599
Total PCD loans	59,066	73,060	5.91%	5.88%	1,332,664	1,655,882
Total loans (1)	335,162	326,193	6.77%	6.64%	6,619,808	6,566,100
Total interest-earning assets	369,846	336,568	5.16%	4.66%	9,583,964	9,656,838

	Interest		Average rate		Average balance
	September 2022	September 2021	September 2022	September 2021	September 2022	September 2021
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	7,241	6,940	0.34%	0.36%	2,807,838	2,566,201
Savings and money market	4,220	5,859	0.24%	0.36%	2,311,568	2,191,316
Time deposits	5,570	12,664	0.65%	1.07%	1,147,404	1,576,460
Total core deposits	17,031	25,463	0.36%	0.54%	6,266,810	6,333,977
Brokered deposits	26	197	0.30%	0.86%	11,366	30,482
	17,057	25,660	0.36%	0.54%	6,278,176	6,364,459
Non-interest bearing deposits	—	—	—%	—%	2,626,663	2,535,422
Fair value premium and core deposit intangible amortizations	4,915	5,515	—%	—%	—	—
Total deposits	21,972	31,175	0.33%	0.47%	8,904,839	8,899,881
Borrowings:
Advances from FHLB and other borrowings	555	1,361	2.67%	2.85%	27,725	63,858
Subordinated capital notes	521	882	13.15%	3.26%	5,300	36,083
Total borrowings	1,076	2,243	4.35%	3.00%	33,025	99,941
Total interest bearing liabilities	23,048	33,418	0.34%	0.50%	8,937,864	8,999,822
Net interest income / spread	$346,798	$303,150	4.82%	4.16%
Interest rate margin			4.84%	4.20%
Excess of average interest-earning assets over average interest-bearing liabilities					$646,100	$657,016
Average interest-earning assets to average interest-bearing liabilities ratio					107.23%	107.30%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$13,780	$3,242	$17,022
Interest bearing cash and money market investments	(1,154)	8,441	7,287
Loans	3,562	5,407	8,969
Total interest income	16,188	17,090	33,278
Interest Expense:
NOW Accounts	633	(332)	301
Savings and money market	306	(1,945)	(1,639)
Time deposits	(3,090)	(4,004)	(7,094)
Brokered deposits	(84)	(87)	(171)
Fair value premium and core deposit intangible amortizations	—	(600)	(600)
Advances from FHLB and other borrowings	458	(1,264)	(806)
Subordinated capital notes	(1,252)	891	(361)
Total interest expense	(3,029)	(7,341)	(10,370)
Net Interest Income	$19,217	$24,431	$43,648

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
Comparison of quarters ended September 30, 2022 and 2021
Net interest income of $126.5 million increased $23.8 million from $102.7 million. Tax equivalent basis net interest income of $130.5 million increased $25.4 million, or 24.1%, from $105.1 million.
Interest rate spread increased 112 basis points to 5.21% from 4.09% and net interest margin increased 111 basis points to 5.23% from 4.12%. This increase reflects an increase of 107 basis points in the total average yield of interest-earning assets and a reduction in the average cost of interest-bearing liabilities of 5 basis points. Net interest income was positively impacted by:
•An increase of $9.6 million in interest income from investments securities related to purchases of agency securities during 2022. During the third quarter of 2022, OFG effectively redeployed $410 million dollars of cash to purchase short-term US Treasury securities as part of its strategy of taking advantage of the higher yield environment;
•An increase of $8.3 million in interest income from loans driven by growth of the loan portfolio at a higher yield;
•An increase of $4.7 million in interest income from higher yield in lower balances of interest bearing cash and money market investments related to the increase in federal fund rates. The FRB target rates increased from a range of 0% to 0.25% in the third quarter of 2021 to a range of 3.00% to 3.25% for the third quarter of 2022; and
•Lower interest expense by $1.3 million, driven by both lower average balance and a reduced cost of total deposits and borrowings, which resulted in an increase in net interest income of approximately $869 thousand and $400 thousand, respectively.

Comparison of the nine-month periods ended September 30, 2022 and 2021
Net interest income of $346.8 million increased $43.6 million from $303.2 million. Tax equivalent basis net interest income of $356.2 million increased $46.2 million, or 14.91%, from $310.0 million.
Interest rate spread increased 66 basis points to 4.82% from 4.16% and net interest margin increased 64 basis points to 4.84% from 4.20%. This increase reflects an increase of 50 basis points in the total average yield of interest-earning assets and a reduction in the average cost of interest-bearing liabilities of 16 basis points.
Net interest income was positively impacted by:
•A $17.0 million increase in interest income resulting from an increase in higher yielding investment securities during 2022;
•Lower interest expense by $10.4 million, reflecting both a reduced cost and lower average balances of total deposits and borrowings, which resulted in an increase in net interest income of approximately $7.3 million and $3.0 million, respectively;
•A $9.0 million increase in interest income from loans driven by increased yields on new loans originated during the period and upward repricing of variable rate commercial loans; and
•A $7.3 million increase in interest income from higher yield in lower balances of interest bearing cash and money market related to the increase in federal fund rates during 2022.
TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2022	2021	Variance %	2022	2021	Variance %
	(In thousands)			(In thousands)
Banking service revenue	$17,234	$18,200	(5.3)%	$52,937	$52,948	—%
Wealth management revenue	8,173	7,619	7.3%	24,300	23,270	4.4%
Mortgage banking activities	4,891	6,197	(21.1)%	15,476	16,310	(5.1)%
Total banking and financial service revenue	30,298	32,016	(5.4)%	92,713	92,528	0.2%
Other non-interest income	322	505	(36.2)%	5,723	2,603	119.9%
Total non-interest income, net	$30,620	$32,521	(5.8)%	$98,436	$95,131	3.5%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains on sales of assets.
Comparison of quarters ended September 30, 2022 and 2021
OFG recorded non-interest income, net, in the amount of $30.6 million, compared to $32.5 million, a decrease of 5.8%, or $1.9 million. The decrease in non-interest income was mainly due to:
•A $1.3 million decrease in mortgage banking activities due to lower net gain on sales of loans by $1.9 million from lower sales volume, as higher interest rates have affected home sales; and
•A $1.0 million decrease in banking service revenues, primarily related to a decrease in electronic banking fees associated to Hurricane Fiona’s effect on economic activity and OFG’s decision to provide fee waivers to customers following the hurricane.
The decrease in non-interest income was offset by a $554 thousand increase in wealth management revenues, which includes income from the new reinsurance business of $1.1 million and $339 thousand increase in insurance commissions, partially offset by a decrease of $398 thousand in trust division fees and $380 thousand in broker-dealer revenues from lower balances in assets under management.
Comparison of the nine-month periods ended September 30, 2022 and 2021
OFG recorded non-interest income, net, in the amount of $98.4 million, compared to $95.1 million, an increase of 3.5%, or $3.3 million. The increase in non-interest income was mainly due to:
•An increase of $3.1 million in other non-interest income, primarily related to a $4.7 million gain recognized on the sale of a branch building during 2022; and
•An increase of $1.0 million in wealth management revenue, which includes income from the new reinsurance business of $2.9 million, partially offset by decreases of $1.2 million in broker-dealer revenues and $590 thousand in trust division fees from lower balances in assets under management.
The increase in non-interest income was offset by a decrease of $834 thousand in mortgage-banking activities due to lower net gain on sales of $5.8 million, driven by lower sales volume, partially offset by a $5.0 million increase in servicing income, mostly related to higher gains on repurchased loans.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2022	2021	Variance %	2022	2021	Variance %
	(In thousands)			(In thousands)
Compensation and employee benefits	$35,332	$33,745	4.7%	$104,830	$99,282	5.6%
Occupancy, equipment and infrastructure costs	12,638	12,078	4.6%	37,415	37,734	-0.8%
Electronic banking charges	9,965	9,615	3.6%	29,473	27,163	8.5%
Information technology expenses	5,270	3,621	45.5%	15,602	13,407	16.4%
Professional and service fees	6,441	5,003	28.7%	19,224	14,938	28.7%
Taxes, other than payroll and income taxes	3,324	3,257	2.1%	9,897	10,535	-6.1%
Insurance	2,394	2,530	-5.4%	7,458	7,659	-2.6%
Loan servicing and clearing expenses	2,144	1,908	12.4%	6,309	5,690	10.9%
Advertising, business promotion, and strategic initiatives	1,926	1,646	17.0%	5,815	4,783	21.6%
Communication	982	1,327	-26.0%	3,230	3,332	-3.1%
Printing, postage, stationery and supplies	878	878	—%	2,755	3,037	-9.3%
Director and investor relations	261	243	7.4%	856	867	-1.3%
Climate event expenses	1,426	—	100.0%	1,426	—	100.0%
Foreclosed real estate and other repossessed assets expenses (income), net	573	(2,163)	126.5%	(2,313)	(1,885)	-22.7%
Other	3,938	5,236	-24.8%	11,928	12,724	-6.3%
Total non-interest expenses	$87,492	$78,924	10.9%	$253,905	$239,266	6.1%
Relevant ratios and data:
Efficiency ratio	55.80%	58.59%		57.77%	60.47%
Compensation and benefits to non-interest expense	40.38%	42.76%		41.29%	41.49%
Compensation to average total assets owned (annualized)	1.39%	1.29%		1.38%	1.29%
Average number of employees	2,247	2,251		2,246	2,241
Average compensation per employee (annualized, in thousands)	$62.90	$60.0		$62.23	$59.1
Average loans per average employee	$2,981	$2,872		$2,947	$2,931
Non-Interest Expenses
Comparison of quarters ended September 30, 2022 and 2021
Non-interest expense was $87.5 million, representing an increase of 10.9%, or $8.6 million, compared to $78.9 million. The increase in non-interest expense was mainly due to:
•Foreclosed real estate and other repossessed assets expense of $573 thousand in current quarter compared to $2.2 million income in prior year quarter, reflecting lower gains on sale of foreclosed real estate and other repossessed assets by $1.6 million and $1.4 million, respectively, partially offset by a $286 thousand decrease in credit-related expenses. OFG has profited from most of its foreclosed real estate, going forward it is more likely to see modest expenses versus large gains;
•Increase of $1.6 million in information technology expenses, primarily driven by higher cloud computing services and cyber security expenses;
•Increase in compensation and employee benefits of $1.6 million, mainly due to increases in minimum hourly wages, annual salaries and lower deferred loan origination costs;

•Increase in professional and service fees of $1.4 million, reflecting higher compliance related expenses due to greater levels of business activity;
•Increase in climate event expenses of $1.4 million related to expenses incurred by OFG to operate in disaster response mode and provide assistance to employees and the communities it serves after Hurricane Fiona;
•Increase in occupancy, equipment and infrastructure costs of $560 thousand, primarily related to software maintenance and licenses, as part of OFG’s “digital first” model; and
•Increase in electronic banking charges of $350 thousand driven by debit and credit card billing and processing expenses and POS expenses, from higher transactions volume.
The increase in non-interest expense was partially offset by a decrease of $1.3 million in claims and settlements accruals from the broker-dealer subsidiary.
The efficiency ratio was 55.80% and improved from 58.59%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the adjusted efficiency ratio computation for the quarters ended September 30, 2022 and 2021 amounted to $322 thousand and $505 thousand, respectively.
Comparison of the nine-month periods ended September 30, 2022 and 2021
Non-interest expense was $253.9 million, representing an increase of 6.1%, or $14.6 million, compared to $239.3 million. The increase in non-interest expenses was mainly due to:
•Increase in compensation and employee benefits of $5.5 million, primarily related to a one-time $1.3 million pandemic employee tax credit in prior year period, and increases in minimum hourly wages and annual salaries in the current period;
•Increase in professional and service fees expenses of $4.3 million, reflecting higher compliance related expenses due to greater levels of business activity;
•Increase in electronic banking charges of $2.3 million mainly due an increase in debit and credit card billing fees, ATM-related expenses and merchant fees due to higher transaction volumes; and
•Increase of $2.2 million in information technology expenses driven by higher cloud computing and cyber security expenses;
•Increase in climate event expenses of $1.4 million related to expenses incurred by OFG to operate in disaster response mode and provide assistance to employees and the communities it serves after Hurricane Fiona; and
•Increase of $1.0 million in advertising, business promotion, and strategic initiatives driven by increase marketing campaigns and digital marketing efforts made during the period.
The increase in non-interest expense was partially offset by:
•Decrease in taxes, other than payroll and income taxes of $638 thousand reflecting lower property and municipal taxes, as a result of changes in tax law;
•Decrease in claims and settlement accruals of $622 thousand in the broker-dealer subsidiary;
•Higher foreclosed real estate and other repossessed assets income of $428 thousand reflecting lower credit-related expenses, partially offset by lower gain on sales of foreclosed other repossessed assets;
•Decrease in occupancy, equipment and infrastructure costs by $319 thousand reflecting lower rent, building maintenance, utilities and other expenses related to branch consolidations; and
•Decrease in expenses relating to printing, postage, stationery and supplies of $282 thousand.

The efficiency ratio was 57.77% and improved from 60.47%. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the nine-month periods ended September 30, 2022 and 2021 amounted to $5.7 million and $2.6 million, respectively.
Provision for Credit Losses
Comparison of quarters ended September 30, 2022 and 2021
Provision for credit losses increased by $12.1 million to $7.1 million from a recapture of $5.0 million. The provision for credit losses for the quarter ended September 30, 2022 includes a provision of $7.6 million due to the growth in loan balances and a provision of $1.0 million associated with qualitative adjustments, which include $6.9 million for anticipated Hurricane Fiona-related losses net of the improvement in the performance of the portfolios and in Puerto Rico’s labor market, partially offset by recaptures of $865 thousand for changes in the economic and loss rate models and other miscellaneous reserves and $639 thousand related to certain commercial-specific loan reserves due to certain commercial loans placed in non-accrual status. The provision for credit losses for the prior-year quarter included $4.3 million net reserve releases, which reflected continued improvement in asset quality trends.
Comparison of the nine-month periods ended September 30, 2022 and 2021
Provision for credit losses decreased by $22.3 million to $15.4 million from a recapture of $7.0 million. The provision for credit losses for the nine-months period ended September 30, 2022 reflected a provision of $16.7 million related to the growth in loan balances, a provision of $8.9 million related to commercial-specific loan reserves due to certain commercial loans placed in non-accrual status, offset by a $8.6 million release associated with qualitative adjustment due to improvement in the performance of the portfolios and in Puerto Rico’s labor market, net of the $6.9 million provision for anticipated Hurricane Fiona-related losses, and a $1.6 million release for changes in the economic and loss rate models and other miscellaneous reserves. Prior-year period recapture reflected continued improvement in asset quality trends.
Income Tax Expense
Comparison of quarters ended September 30, 2022 and 2021
OFG’s ETR was 32.9% in 2022 compared to 32.0% in 2021. The increase in ETR was mainly related to lower income at the OIB level, which is fully tax exempt, and at the OFG USA level, which is taxed at lower rate.
Comparison of the nine-month periods ended September 30, 2022 and 2021
OFG’s ETR was 31.9% in 2022 compared to 32.0% in 2021. The decrease in ETR is related to an increase in US Treasury securities and other exempt investments and a discrete tax windfall on stock options during the nine-month period ended September 30, 2022.
Business Segments
OFG segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2022 and 2021.

	Quarter Ended September 30, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$117,939	$6	$18,829	$136,774	$(2,099)	$134,675
Interest expense	(7,891)	—	(2,373)	(10,264)	2,099	(8,165)
Net interest income	110,048	6	16,456	126,510	—	126,510
Provision for credit losses	7,059	—	61	7,120	—	7,120
Non-interest income	22,310	8,310	—	30,620	—	30,620
Non-interest expenses	(82,026)	(4,635)	(831)	(87,492)	—	(87,492)
Intersegment revenue	588	—	—	588	(588)	—
Intersegment expenses	—	(412)	(176)	(588)	588	—
Income before income taxes	43,861	3,269	15,388	62,518	—	62,518
Income tax expense	20,589	1	9	20,599	—	20,599
Net income	$23,272	$3,268	$15,379	$41,919	$—	$41,919
Total assets	$8,179,384	$27,839	$2,823,826	$11,031,049	$(972,870)	$10,058,179

	Nine-Month Period Ended September 30, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$337,017	$16	$35,787	$372,820	$(2,974)	$369,846
Interest expense	(21,796)	—	(4,226)	(26,022)	2,974	(23,048)
Net interest income	315,221	16	31,561	346,798	—	346,798
Provision for (recapture of) credit losses	15,403	—	(41)	15,362	—	15,362
Non-interest income	73,662	24,724	50	98,436	—	98,436
Non-interest expenses	(237,477)	(14,015)	(2,413)	(253,905)	—	(253,905)
Intersegment revenue	1,645	—	—	1,645	(1,645)	—
Intersegment expenses	—	(1,131)	(514)	(1,645)	1,645	—
Income before income taxes	$137,648	$9,594	$28,725	$175,967	$—	$175,967
Income tax expense	56,067	1	27	56,095	—	56,095
Net income	$81,581	$9,593	$28,698	$119,872	$—	$119,872
Total assets	$8,179,384	$27,839	$2,823,826	$11,031,049	$(972,870)	$10,058,179

	Quarter Ended September 30, 2021
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$108,475	$7	$3,653	$112,135	$—	$112,135
Interest expense	(8,946)	—	(488)	(9,434)	—	(9,434)
Net interest income	99,529	7	3,165	102,701	—	102,701
Recapture of credit losses	(4,815)	—	(182)	(4,997)	—	(4,997)
Non-interest income	24,352	8,079	90	32,521	—	32,521
Non-interest expenses	(72,463)	(5,245)	(1,216)	(78,924)	—	(78,924)
Intersegment revenue	616	—	—	616	(616)	—
Intersegment expenses	—	(318)	(298)	(616)	616	—
Income before income taxes	56,849	2,523	1,923	61,295	—	61,295
Income tax expense	19,614	—	10	19,624	—	19,624
Net income	$37,235	$2,523	$1,913	$41,671	$—	$41,671
Total assets	$8,116,648	$24,581	$3,558,568	$11,699,797	$(1,092,932)	$10,606,865

	Nine-Month Period Ended September 30, 2021
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$327,151	$25	$9,392	$336,568	$—	$336,568
Interest expense	(31,794)	—	(1,624)	(33,418)	—	(33,418)
Net interest income	295,357	25	7,768	303,150	—	303,150
Recapture of credit losses	(5,964)	—	(1,014)	(6,978)	—	(6,978)
Non-interest income	71,440	23,584	107	95,131	—	95,131
Non-interest expenses	(222,960)	(13,089)	(3,217)	(239,266)	—	(239,266)
Intersegment revenue	1,714	—	—	1,714	(1,714)	—
Intersegment expenses	—	(911)	(803)	(1,714)	1,714	—
Income before income taxes	$151,515	$9,609	$4,869	$165,993	$—	$165,993
Income tax expense	53,089	—	33	53,122	—	53,122
Net income	$98,426	$9,609	$4,836	$112,871	$—	$112,871
Total assets	$8,116,648	$24,581	$3,558,568	$11,699,797	$(1,092,932)	$10,606,865

Comparison of quarters ended September 30, 2022 and 2021
Banking
OFG’s banking segment net income before taxes decreased by $13.0 million from $56.8 million to $43.9 million, mainly reflecting:
•Increase in provision for credit losses of $11.9 million. The provision for the current quarter reflected increases due to growth of loan balances and qualitative adjustments from anticipated Hurricane Fiona-related losses net of improvement in the performance of the portfolios and in Puerto Rico’s labor market, partially offset by releases associated with changes in the economic and loss rate models and other miscellaneous reserves and certain commercial-specific loan reserves when placed in non-accrual status. The provision for the prior-year quarter included a release related to improvements in asset quality;
•Decrease of $2.0 million in non-interest income, primarily related to a decrease in mortgage banking activities of $1.3 million due to lower net gain on sales of loans and a $888 thousand decrease in banking service revenues associated to Hurricane Fiona’s effect on economic activity and OFG’s decision to provide fee waivers to customers following the hurricane; and
•Increase in non-interest expenses of $9.6 million, mainly due to: (i) lower gains on sale of foreclosed real estate and other repossessed assets by $1.6 and $1.4 million, respectively; (ii) higher information technology expenses by $1.6 million driven by higher cloud and computing services and cybersecurity expenses; (iii) climate event expenses by $1.4 million related to Hurricane Fiona; (iv) higher professional and service fees by $1.2 million from higher compliance related expenses due to greater levels of business activity; and (v) higher compensation and employee benefits by $1.1 million due to increases in minimum hourly wages, annual salaries and lower deferred loan origination costs.
These variances were partially offset by:
•Increase of $8.3 million in interest income from loans, driven by increased yields on higher balances; and
•Lower interest expense of $1.1 million from both, reduced costs and lower average balances of core deposits.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage, and insurance and reinsurance activities. Net income before taxes from this segment increased by $746 thousand. The increase reflected higher non-interest income of $231 thousand, mainly from $1.1 million fees from the reinsurance business which began operations during the last quarter of 2021, partially offset by a decrease of $467 thousand in revenues from the broker-dealer subsidiary and $397 thousand in trust division fees from lower assets under management.
Treasury
Treasury segment net income before taxes increased by $13.5 million, mainly reflecting an increase in interest income from the purchases of investment securities during the year 2022 and higher yield in lower balances of interest bearing cash and money market investments related to the increase in federal fund rates.
Comparison of nine-month periods ended September 30, 2022 and 2021
Banking
OFG’s banking segment net income before taxes decreased by $13.9 million from $151.5 million to $137.6 million, mainly reflecting:
•Increase in provision for credit losses of $21.4 million. The provision for current period reflected increases related to growth in loan balances and commercial-specific loan reserves from commercial loans placed in non-accrual status, offset by releases associated with qualitative adjustment due to improvement in the performance of the portfolios and in Puerto Rico’s labor market, net of estimated Hurricane Fiona losses, and for changes in the economic and loss rate models and other miscellaneous reserves. The provision for the prior-year period included releases related to improvements in asset quality; and

•Increase in non-interest expenses of $14.5 million, mainly due to: (i) a $5.5 million increase in compensation and employee benefits reflecting a one-time $1.3 million pandemic employee tax credit in the prior-year period and increases in minimum hourly wages and annual salaries; (ii) a $3.6 million increase in compliance related professional expenses due to greater levels of business activity; (iii) a $2.3 million increase in electronic banking charges due to higher transaction volume; (iv) a $2.1 million increase in information technology expenses driven by higher cloud computing and cyber security expenses; and (v) climate event expenses of $1.4 million related to Hurricane Fiona. These increases were partially offset by higher foreclosed real estate and other repossessed assets income by $428 thousand reflecting lower credit-related expenses, partially offset by lower gain on sales of foreclosed other repossessed assets.
The decreases in the banking segment’s net income were partially offset by:
•Increase of $9.9 million in interest income from loans, driven by increased yields on higher balances;
•Lower interest expense by $10.0 million, mainly related to both, reduced costs and lower average balances of core deposits;
•Increase of $2.2 million in non-interest income primarily related to a $4.7 million gain recognized on the sale of a legacy branch building during the nine-months period ended September 30, 2022.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage and insurance activities. Net income before taxes from this segment decreased by $15 thousand reflecting an increase in non-interest expenses of $926 thousand, primarily related to higher claims expenses as a result of a $1.2 million reversal from a case settled during the prior year period, and higher intersegment expenses by $220 thousand. The decrease in net income before taxes was partially offset by a $1.1 million increase in non-interest income related to $2.9 million income from the new reinsurance business, partially offset by a decrease of $1.3 million in revenues from the broker-dealer subsidiary and $589 thousand in trust division fees from lower assets under management.
Treasury
Treasury segment net income before taxes increased by $23.9 million, mainly reflecting:
•Increase in interest income by $26.4 million, reflecting the purchase of agency mortgage-backed securities and US Treasury securities during the current period and higher yield in lower balances of interest bearing cash and money market investments related to the increase in federal fund rates; and
•Decrease in interest expense by $2.6 million reflecting the cancellation of $33.1 million of FHLB advances during 2021 and the early redemption of $36.1 million subordinated capital notes during the nine-month period ended September 30, 2022.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At September 30, 2022, OFG’s total assets amounted to $10.058 billion, for an increase of $158.5 million, when compared to $9.900 billion at December 31, 2021.
The investment portfolio increased by $1.147 billion, or 128.0%, primarily related to purchases of available for sale agency mortgage-backed securities and US Treasury securities amounting to $719.0 million and $401.7 million, respectively, and held-to-maturity US Treasury securities amounting to $196.7 million during the nine-month period ended September 30, 2022. OFG’s strategy is to invest its liquidity in highly liquid securities and designate them as available for sale or held-to-maturity after taking into account the investment’s characteristics with respect to yield and term and the current market environment.
OFG’s loan portfolio is comprised of residential mortgage loans, commercial loans secured by real estate, other commercial and industrial loans, consumer loans, and auto loans and leases. At September 30, 2022, OFG’s net loan portfolio increased by $261.7 million, or 4.1%, reflecting increases in auto, commercial and consumer loans, partially offset by $75.1 million PPP loans forgiven by the Small Business Administration and the sale of $21.9 million of past due mortgage loans sold during the nine-month period ended September 30, 2022.
Cash and due from banks of $810.3 million decreased by $1.204 billion, reflecting cash used to purchase available for sale agency mortgage-backed securities and US Treasury securities and held-to-maturity US Treasury securities, disbursements for loans originated during the nine-month period ended September 30, 2022, and the redemption of $36.1 million in 3.23% variable rate subordinated notes, partially offset by an increase in commercial and government-related deposits.
Financial Assets Managed
OFG’s financial assets include those managed by OFG’s trust division, retirement plan administration subsidiary, and assets gathered by its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary manages private retirement plans. At September 30, 2022, the total assets managed by OFG’s trust division and retirement plan administration subsidiary amounted to $3.091 billion, compared to $3.759 billion at December 31, 2021. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2022, total assets gathered by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.033 billion, compared to $2.466 billion at December 31, 2021. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market value resulting from the increase in interest rates.
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
As of September 30, 2022 and December 31, 2021, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment. Please refer to Note 10 – Goodwill and Other Intangible Assets to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	September 30,	December 31,	Variance %
	2022	2021
	(In thousands)
Investments:
FNMA and FHLMC certificates	$1,111,160	$550,809	101.7%
Obligations of US government-sponsored agencies	—	1,183	-100.0%
US Treasury securities	598,639	10,825	5,430.2%
CMOs issued by US government-sponsored agencies	16,499	24,430	-32.5%
GNMA certificates	291,728	288,578	1.1%
Equity securities	23,372	17,578	33.0%
Other debt securities	1,157	2,395	-51.7%
Trading securities	11	20	-45.0%
Total investments	2,042,566	895,818	128.0%
Loans, net	6,591,028	6,329,311	4.1%
Total investments and loans	8,633,594	7,225,129	19.5%
Other assets:
Cash and due from banks (including restricted cash)	810,445	2,014,698	-59.8%
Money market investments	4,988	8,952	-44.3%
Foreclosed real estate	14,561	15,039	-3.2%
Accrued interest receivable	59,400	56,560	5.0%
Deferred tax asset, net	66,121	99,063	-33.3%
Premises and equipment, net	106,025	92,124	15.1%
Servicing assets	50,061	48,973	2.2%
Goodwill	86,069	86,069	0.0%
Other intangible assets	29,662	36,093	-17.8%
Right of use assets	26,192	28,846	-9.2%
Other assets and customers' liability on acceptances	171,061	188,174	-9.1%
Total other assets	1,424,585	2,674,591	-46.7%
Total assets	$10,058,179	$9,899,720	1.6%
Investment portfolio composition:
FNMA and FHLMC certificates	54.4%	61.5%
Obligations of US government-sponsored agencies	0.0%	0.1%
US Treasury securities	29.3%	1.2%
CMOs issued by US government-sponsored agencies	0.8%	2.7%
GNMA certificates	14.3%	32.2%
Equity securities	1.1%	2.0%
Other debt securities and trading securities	0.1%	0.3%
	100.0%	100.0%

TABLE 5 - LOAN PORTFOLIO COMPOSITION

	September 30,	December 31,	Variance %
	2022	2021
	(In thousands)
Loans held for investment:
Commercial	$2,539,668	$2,379,330	6.7%
Mortgage	1,739,279	1,907,271	(8.8)%
Consumer	520,921	409,675	27.2%
Auto and leasing	1,885,097	1,706,310	10.5%
	6,684,965	6,402,586	4.4%
Allowance for credit losses	(155,162)	(155,937)	(0.5)%
Total loans held for investment	6,529,803	6,246,649	4.5%
Mortgage loans held for sale	43,262	51,096	(15.3)%
Other loans held for sale	17,963	31,566	(43.1)%
Total loans, net	$6,591,028	$6,329,311	4.1%
OFG’s loan portfolio is composed of mortgage, commercial, consumer, and auto loans and leases. As shown in Table 5 above, total loans, net, amounted to $6.591 billion at September 30, 2022 and $6.329 billion at December 31, 2021. OFG’s loans held-for-investment portfolio composition and trends were as follows:
•Commercial loan portfolio amounted to $2.540 billion (38.0% of the gross loan portfolio) compared to $2.379 billion (37.2% of the gross loan portfolio) at December 31, 2021.
Commercial loan production, excluding PPP loans, decreased 29.4%, or $74.8 million, to $179.4 million in the quarter ended September 30, 2022 from $254.2 million for the same period in 2021, and decreased 1.8%, or $12.7 million, to $698.1 million in the nine-month period ended September 30, 2022 from $710.8 million for the same period in 2021.
During the nine-month period ended September 30, 2021, OFG originated $159.0 million of PPP loans. There were no originations of PPP loans during the nine-month period ended September 30, 2022, as the program concluded in 2021.
•Mortgage loan portfolio amounted to $1.739 billion (26.0% of the gross loan portfolio) compared to $1.907 billion (29.8% of the gross originated loan portfolio) at December 31, 2021. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $29.1 million and $14.5 million at September 30, 2022 and December 31, 2021, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
Mortgage loan production totaled $38.9 million and $165.7 million for the quarter and nine-month period ended September 30, 2022, respectively, which represents a decrease of 54.5% and 41.9% from $85.5 million and $285.2 million for the same periods in 2021. The housing market in Puerto Rico has been greatly impacted by the FRB interest rate hikes during 2022, in contrast with 2021 where there was a sudden increase in housing originations as a result of higher liquidity from government funds from Hurricane Maria, earthquakes and Covid in the Puerto Rico economy combined with low interest rates.
•Consumer loan portfolio amounted to $520.9 million (7.8% of the gross loan portfolio) compared to $409.7 million (6.4% of the gross loan portfolio) at December 31, 2021. Consumer loan production increased 44.3% and 129.6% to $73.0 million and $266.7 million in the quarter and nine-month period ended September 30, 2022, respectively, from $50.6 million and $116.2 million for the same periods in 2021.
•Auto and leasing portfolio amounted to $1,885.1 million (28.2% of the gross loan portfolio) compared to $1,706.3 million (26.7% of the gross originated loan portfolio) at December 31, 2021. Auto loans production increased 32.6% and 21.6% to $219.9 million and $591.2 million in the quarter and nine-month period ended September 30, 2022, respectively, compared to $165.9 million and $486.3 million for the same periods in 2021.

TABLE 6 - PUERTO RICO GOVERNMENT RELATED LOANS

September 30, 2022
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$73,430	$8,358	$24,168	$40,904
At September 30, 2022, OFG has $73.4 million of direct credit exposure to the Puerto Rico government, a $13.8 million decrease from December 31, 2021. At December 31, 2021, total loan exposure to the Puerto Rico government included a $1.1 million PCD loan granted to a public corporation classified as non-accrual, which was repaid during the nine-month period ended September 30, 2022.
Credit Risk Management
Allowance for Credit Losses
On January 1, 2020, OFG adopted an accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of future expected credit losses inherent in OFG’s relevant financial assets.
Tables 7 through 9 set forth an analysis of activity in the allowance for credit losses and present selected credit loss statistics for the quarters and nine-month periods ended September 30, 2022 and 2021 and as of September 30, 2022 and December 31, 2021. In addition, Table 5 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Note 6 – Allowance for Credit Losses of this Quarterly Report for a more detailed analysis of provisions and allowance for credit losses.
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 10 and 12). At September 30, 2022, OFG had $93.6 million of non-accrual loans, including $10.0 million PCD loans, compared to $101.9 million at December 31, 2021, reflecting a decrease of $5.9 million in the mortgage loan portfolio.
At September 30, 2022 and December 31, 2021, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $145.5 million and $125.9 million, respectively, as they were performing under their modified terms.
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
At September 30, 2022, OFG’s non-performing assets decreased by 6.0% to $121.3 million (1.21% of total assets) from $129.0 million (1.30% of total assets) at December 31, 2021.
Foreclosed real estate decreased from $15.0 million at December 31, 2021 to $14.6 million at September 30, 2022 and other reposed assets increased from $1.9 million at December 31, 2021 to $3.3 million at September 30, 2022, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At September 30, 2022, the allowance coverage ratio to non-performing loans was 150.0% (139.2% at December 31, 2021).

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
The following items comprise non-performing loans held for investment, including Non-PCD and PCDs:
Commercial loans - At September 30, 2022, OFG’s non-performing commercial loans amounted to $46.4 million (44.8% of OFG’s non-performing loans), a 7.6% decrease from $50.1 million at December 31, 2021 (44.8% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At September 30, 2022, OFG’s non-performing mortgage loans totaled $33.5 million (32.4% of OFG’s non-performing loans), a 15.7% decrease from $39.7 million (35.5% of OFG’s non-performing loans) at December 31, 2021. During the nine-month period ended September 30, 2022, OFG sold $21.9 million of past due mortgage loans, $4.0 million were included as non-performing assets at December 31, 2021. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At September 30, 2022, OFG’s non-performing consumer loans amounted to $2.7 million (2.6% of OFG’s non-performing loans), an 18.3% increase from $2.3 million at December 31, 2021 (2.1% of OFG’s non-performing loans), which reflect higher balances in the portfolio. Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans and leasing - At September 30, 2022, OFG’s non-performing auto loans and leases amounted to $20.9 million (20.2% of OFG’s total non-performing loans), an increase of 5.2% from $19.8 million at December 31, 2021 (17.6% of OFG’s total non-performing loans), which reflect higher balances in the portfolio. Non-PCD auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
OFG has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-Conforming Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing OFG’s losses on non-performing mortgage loans.
The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, USDA Rural Development (RURAL), Puerto Rico Housing Finance Authority (PRHFA), conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to FNMA and FHLMC, and conventional loans retained by OFG. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and deed in lieu of foreclosure.
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
As a result of the effects of Hurricane Fiona and Puerto Rico being declared a disaster zone by local and federal authorities, OFG granted loan payment accommodations to certain qualified borrowers in order to provide them with flexibility to address the hurricane’s immediate impact. At September 30, 2022, the process of analyzing moratorium requests by OFG was still ongoing.

TABLE 7 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	September 30,	December 31,	Variance %
	2022	2021
	(In thousands)
Allowance for credit losses:
Non-PCD
Commercial	$38,851	$32,262	20.4%
Mortgage	10,431	15,299	-31.8%
Consumer	24,233	19,141	26.6%
Auto and leasing	68,902	65,363	5.4%
Total allowance for credit losses	$142,417	$132,065	7.8%

PCD
Commercial	$1,886	$4,508	-58.2%
Mortgage	10,727	19,018	-43.6%
Consumer	18	34	-47.1%
Auto and leasing	114	312	-63.5%
Total allowance for credit losses	$12,745	$23,872	-46.6%

Allowance for credit losses summary
Commercial	$40,737	$36,770	10.8%
Mortgage	21,158	34,317	-38.3%
Consumer	24,251	19,175	26.5%
Auto and leasing	69,016	65,675	5.1%
Total allowance for credit losses	$155,162	$155,937	-0.5%

Allowance composition:
Commercial	26.3%	23.6%
Mortgage	13.6%	22.0%
Consumer	15.6%	12.3%
Auto and leasing	44.5%	42.1%
	100.0%	100.0%

Allowance coverage ratio at end of period:
Commercial	1.6%	1.6%	3.2%
Mortgage	1.2%	1.8%	-32.2%
Consumer	4.7%	4.7%	-0.4%
Auto and leasing	3.7%	3.9%	-4.9%
	2.3%	2.4%	-4.9%

Allowance coverage ratio to non-performing loans:
Commercial	87.9%	73.3%	19.8%
Mortgage	63.2%	86.4%	-26.8%
Consumer	889.9%	832.6%	6.9%
Auto and leasing	330.7%	331.2%	-0.2%
	150.0%	139.2%	7.7%

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2022	2021	Variance %	2022	2021	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$159,039	$191,717	-17.0%	$155,937	$204,809	-23.9%
Provision for (recapture of) credit losses	7,470	(4,794)	-255.8%	15,692	(6,664)	-335.5%
Charge-offs	(18,984)	(16,237)	16.9%	(44,568)	(44,718)	-0.3%
Recoveries	7,637	10,186	-25.0%	28,101	27,445	2.4%
Balance at end of period	$155,162	$180,872	-14.2%	$155,162	$180,872	-14.2%

TABLE 9 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2022	2021	Variance %	2022	2021	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Non-PCD
Mortgage
Charge-offs	$(14)	$(160)	-91.3%	$(276)	$(1,216)	-77.3%
Recoveries	280	419	-33.2%	2,689	1,227	119.2%
Total	266	259	2.7%	2,413	11	21,836.4%
Commercial
Charge-offs	(6,485)	(7,518)	-13.7%	(9,936)	(8,238)	20.6%
Recoveries	214	558	-61.6%	862	1,983	-56.5%
Total	(6,271)	(6,960)	-9.9%	(9,074)	(6,255)	45.1%
Consumer
Charge-offs	(4,163)	(2,370)	75.7%	(10,129)	(9,736)	4.0%
Recoveries	732	894	-18.1%	2,182	2,157	1.2%
Total	(3,431)	(1,476)	132.5%	(7,947)	(7,579)	4.9%
Auto and leasing
Charge-offs	(7,964)	(4,989)	59.6%	(22,282)	(19,242)	15.8%
Recoveries	5,674	5,874	-3.4%	16,130	17,688	-8.8%
Total	(2,290)	885	-358.8%	(6,152)	(1,554)	295.9%

PCD Loans:
Mortgage
Charge-offs	$(270)	$(1,008)	(73.2)%	$(1,587)	$(5,340)	(70.3)%
Recoveries	191	641	(70.2)%	2,062	971	112.4%
Total	(79)	(367)	(78.5)%	475	(4,369)	(110.9)%
Commercial
Charge-offs	(23)	(68)	(66.2)%	(57)	(118)	(51.7)%
Recoveries	268	1,316	(79.6)%	3,540	2,183	62.2%
Total	245	1,248	(80.4)%	3,483	2,065	68.7%
Consumer
Charge-offs	(9)	—	—%	(56)	(22)	154.5%
Recoveries	47	219	(78.5)%	83	274	(69.7)%
Total	38	219	(82.6)%	27	252	(89.3)%
Auto and leasing
Charge-offs	(56)	(124)	(54.8)%	(245)	(806)	(69.6)%
Recoveries	231	265	(12.8)%	553	962	(42.5)%
Total	175	141	24.1%	308	156	97.4%

Total charge-offs	(18,984)	(16,237)	16.9%	(44,568)	(44,718)	(0.3)%
Total recoveries	7,637	10,186	(25.0)%	28,101	27,445	2.4%
Net credit losses	$(11,347)	$(6,051)	87.5%	$(16,467)	$(17,273)	(4.7)%

TABLE 9 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES (CONTINUED)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2022	2021	Variance %	2022	2021	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Net credit losses to average loans outstanding:
Mortgage	(0.04)%	0.02%	-301.65%	(0.21)%	0.27%	-178.26%
Commercial	0.94%	0.97%	-2.8%	0.30%	0.23%	27.1%
Consumer	2.52%	1.26%	100.6%	2.10%	2.41%	-13.0%
Auto and leasing	0.46%	(0.25)%	-285.7%	0.44%	0.12%	279.3%
Total	0.68%	0.37%	81.0%	0.33%	0.35%	-5.4%
Recoveries to charge-offs	40.23%	62.73%	-35.9%	63.05%	61.37%	2.7%
Average Loans Held for Investment
Mortgage	$1,757,897	$2,047,272	-14.1%	$1,816,978	$2,145,635	-15.3%
Commercial	2,560,849	2,360,642	8.5%	2,522,606	2,402,904	5.0%
Consumer	538,898	400,582	34.5%	502,741	404,672	24.2%
Auto and leasing	1,840,256	1,657,378	11.0%	1,777,483	1,612,889	10.2%
Total	$6,697,900	$6,465,874	3.6%	$6,619,808	$6,566,100	0.8%
Total commercial charge-offs for the quarter and nine-months period ended September 30, 2022 included $6.6 million charge-offs, of which $5.5 million were previously reserved for two commercial loans; one was subsequently sold on October 7th, 2022. In addition, total commercial charge-offs for the nine-months period ended September 30, 2022 also included a $2.5 million charge-off from a previously reserved commercial loan sold during the second quarter of 2022. The increase in charge-offs from auto and consumer loans was mainly due to higher loan volumes. Also, late payments as a result of Hurricane Fiona were a factor.

Total recoveries for the nine-months period ended September 30, 2022 included a $2.8 million recovery from a Puerto Rico government public corporation PCD commercial loan repaid during the first quarter of 2022 and $1.1 million recoveries associated with the final settlement of the past due mortgage loans transferred to held for sale during the fourth quarter of 2021 and subsequently sold during the first quarter of 2022.

TABLE 10 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance %
	2022	2021
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans
Troubled-Debt Restructuring loans	$21,130	$24,539	-13.9%
Other loans	62,482	64,465	-3.1%
Accruing loans
Troubled-Debt Restructuring loans	9,111	9,087	0.3%
Other loans	709	1,038	-31.7%
Total	$93,432	$99,129	-5.7%
PCD	10,006	12,879	-22.3%
Total non-performing loans	$103,438	$112,008	-7.7%
Foreclosed real estate	14,561	15,039	-3.2%
Other repossessed assets	3,307	1,945	70.0%
	$121,306	$128,992	-6.0%

Non-performing assets to total assets	1.21%	1.30%	-6.9%
Non-performing assets to total capital	12.21%	12.06%	1.2%

TABLE 11 — NON-ACCRUAL LOANS

	September 30,	December 31,	Variance %
	2022	2021
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial	$36,612	$37,604	-2.6%
Mortgage	23,406	29,268	-20.0%
Consumer	2,725	2,303	18.3%
Auto and leasing	20,870	19,829	5.2%
Total	$83,613	$89,004	-6.1%
PCD
Commercial	$9,746	$12,545	-22.3%
Mortgage	260	334	-22.2%
Total	$10,006	$12,879	-22.3%
Total non-accrual loans	$93,619	$101,883	-8.1%
Non-accruals loans composition percentages:
Commercial	49.5%	49.2%
Mortgage	25.3%	29.1%
Consumer	2.9%	2.3%
Auto and leasing	22.3%	19.4%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.40%	1.59%	-11.95%
Allowance for credit losses to non-accrual loans	165.74%	153.05%	8.29%

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$578	$634	$1,190	$1,558

TABLE 12 - NON-PERFORMING LOANS

	September 30,	December 31,	Variance %
	2022	2021
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial	$36,612	$37,603	-2.6%
Mortgage	33,225	39,394	-15.7%
Consumer	2,725	2,303	18.3%
Auto and leasing	20,870	19,829	5.2%
Total	$93,432	$99,129	-5.7%
PCD
Commercial	$9,746	$12,545	-22.3%
Mortgage	260	334	-22.2%
Total	$10,006	$12,879	-22.3%
Total non-performing loans	$103,438	$112,008	-7.7%
Non-performing loans composition percentages:
Commercial	44.8%	44.8%
Mortgage	32.4%	35.5%
Consumer	2.6%	2.1%
Auto and leasing	20.2%	17.6%
	100.0%	100.0%
Non-performing loans to:
Total loans	1.55%	1.75%	-11.43%
Total assets	1.03%	1.13%	-8.8%
Total capital	10.41%	10.48%	-0.7%
Non-performing loans with partial charge-offs to:
Total loans	0.46%	0.46%	—%
Non-performing loans	29.67%	26.53%	11.8%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	94.21%	170.31%	-44.7%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	213.30%	189.49%	12.6%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION

	September 30,	December 31,	Variance %
	2022	2021
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$2,672,064	$2,501,644	6.8%
NOW accounts	2,744,200	2,702,636	1.5%
Savings and money market accounts	2,345,669	2,177,779	7.7%
Time deposits	1,092,679	1,220,262	-10.5%
Total deposits	8,854,612	8,602,321	2.9%
Accrued interest payable	505	797	-36.6%
Total deposits and accrued interest payable	8,855,117	8,603,118	2.9%
Borrowings:
Advances from FHLB	27,153	28,488	-4.7%
Subordinated capital notes	—	36,083	-100.0%
Other borrowings	110	—	—%
Total borrowings	27,263	64,571	-57.8%
Total deposits and borrowings	8,882,380	8,667,689	2.5%
Other Liabilities:
Derivative liabilities	28	804	-96.5%
Acceptances outstanding	29,245	35,329	-17.2%
Lease liability	28,114	30,498	-7.8%
Other liabilities	124,545	96,240	29.4%
Total liabilities	$9,064,312	$8,830,560	2.6%
Deposits portfolio composition percentages:
Non-interest bearing deposits	30.2%	29.1%
NOW accounts	31.0%	31.4%
Savings and money market accounts	26.5%	25.3%
Time deposits	12.3%	14.2%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	99.6%	44.1%
Subordinated capital notes	0.0%	55.9%
Other borrowings	0.4%	—%
	100.0%	100.0%

Liabilities and Funding Sources
As shown in Table 13 above, at September 30, 2022, OFG’s total liabilities were $9.064 billion, 2.6% higher than the $8.831 billion reported at December 31, 2021. Deposits and borrowings, OFG’s funding sources, amounted to $8.882 billion at September 30, 2022 compared to $8.668 billion at December 31, 2021. Deposits, excluding accrued interest payable, increased 2.9% mainly from higher commercial and retail deposits by $379.9 million, offset by a decrease of $127.9 million in time deposits from maturities, with the majority of them transferred into demand deposit and savings accounts.
As of September 30, 2022 borrowings consist of short-term FHLB advances amounting to $27.2 million. Borrowings decreased by $37.3 million, when compared to $64.6 million at December 31, 2021, reflecting the redemption of all $36.1 million variable rate subordinated capital notes before maturity during the nine-month period ended September 30, 2022.

Stockholders’ Equity
At September 30, 2022, OFG’s total stockholders’ equity was $993.9 million, a 7% decrease when compared to $1.069 billion at December 31, 2021. This reduction in stockholders’ equity reflects a decrease of $60.6 million from treasury stock and $1.5 million in additional paid-in capital, as a result of repurchases of common stock in the aggregate amount of $64.1 million in connection with the $100 million stock buyback program adopted during the first quarter of 2022. It also reflects a decrease in accumulated other comprehensive income, net of tax, of $109.0 million from changes in the market value of available-for-sale securities due to higher interest rates. The decrease was offset by an increase in retained earnings of $84.1 million and legal surplus of $11.8 million, mainly due to $119.9 million in net income, partially offset by $24.0 million common stock dividends issued during the nine-month period ended September 30, 2022.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2022, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
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
During the nine-month period ended September 30, 2022, OFG redeemed all of its $36.1 million subordinated capital notes and, as a result, OFG’s tier 1 capital was reduced by the corresponding $35.0 million qualified trust preferred securities, which were previously included in tier 1 capital.
The risk-based capital ratios presented in Table 14 include common equity tier 1, tier 1 capital, total capital and leverage capital as of September 30, 2022 and December 31, 2021 and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at September 30, 2022 and December 31, 2021:
TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA

	September 30,	December 31,	Variance
	2022	2021	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$993,867	$1,069,160	(7.0)%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	13.38%	13.77%	(2.8)%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$995,342	964,284	3.2%
Minimum common equity tier 1 capital required	$334,822	315,219	6.2%
Minimum capital conservation buffer required (2.5%)	$186,012	175,122	6.2%
Excess over regulatory requirement	$474,508	473,943	0.1%
Risk-weighted assets	$7,440,482	7,004,876	6.2%
Tier 1 risk-based capital ratio	13.38%	14.27%	(6.2)%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$995,342	$999,284	(0.4)%
Minimum tier 1 risk-based capital required	$446,429	$420,293	6.2%
Minimum capital conservation buffer required (2.5%)	$186,012	175,122	6.2%
Excess over regulatory requirement	$362,901	$403,869	(10.1)%
Risk-weighted assets	$7,440,482	$7,004,876	6.2%
Total risk-based capital ratio	14.63%	15.52%	(5.7)%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,088,584	$1,086,897	0.2%
Minimum total risk-based capital required	$595,239	$560,390	6.2%
Minimum capital conservation buffer required (2.5%)	$186,012	175,122	6.2%
Excess over regulatory requirement	$307,333	$351,385	(12.5)%
Risk-weighted assets	$7,440,482	$7,004,876	6.2%
Leverage capital ratio	9.82%	9.69%	1.3%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$995,342	$999,284	(0.4)%
Minimum tier 1 capital required	$405,324	$412,359	(1.7)%
Excess over regulatory requirement	$590,018	$586,925	0.5%
Tangible common equity to total assets	8.73%	9.57%	(8.8)%
Tangible common equity to risk-weighted assets	11.80%	13.52%	(12.7)%
Total equity to total assets	9.88%	10.80%	-8.5%
Total equity to risk-weighted assets	13.36%	15.26%	(12.5)%
Stock data:
Outstanding common shares	47,563,272	49,636,352	(4.2)%
Book value per common share	$20.90	$21.54	(3.0)%
Tangible book value per common share	$18.46	$19.08	(3.2)%
Market price at end of period	$25.13	$26.56	-5.4%
Market capitalization at end of period	$1,195,265	$1,318,342	-9.3%

From December 31, 2021 to September 30, 2022, leverage capital ratio increased from 9.69% to 9.82%, tier 1 risk-based capital ratio decreased from 14.27% to 13.38%, total risk-based capital ratio decreased from 15.52% to 14.63%, common equity tier 1 capital ratio decreased from 13.77% to 13.38%, and tangible common equity to tangible total assets decreased from 9.69% to 8.83%. The decreases in capital ratios reflected common stock repurchases of $64.1 million during the nine-month period ended September 30, 2022 and an increase in risk-weighted assets, partially offset by increase in retained earnings. Risk-weighted assets increased, mainly from higher loan and investment portfolios at September 30, 2022. Also, during the nine-month period ended September 30, 2022, OFG completed the redemption and cancellation of subordinated capital notes, further reducing tier 1 risk-based capital and total risk-based capital by $35.0 million. Tangible common equity was also affected by $109.0 million other comprehensive losses during the nine-month period ended September 30, 2022 in available for sale securities as a result of increases in market interest rates as a result of recent developments in the U.S. economy, particularly inflationary pressures.
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
	(In thousands, except share or per share information)
Total stockholders’ equity	$993,867	$1,069,160
Goodwill	(86,069)	(86,069)
Other intangible assets	(29,662)	(36,093)
Total tangible common equity (non-GAAP)	$878,136	$946,998
Total assets	$10,058,179	9,899,720
Goodwill	(86,069)	(86,069)
Core deposit intangible	(22,715)	(27,630)
Customer relationship intangible	(6,923)	(8,368)
Other intangibles	(24)	(95)
Total tangible assets	$9,942,448	$9,777,558
Tangible common equity to tangible assets	8.83%	9.69%
Common shares outstanding at end of period	47,563,272	49,636,352
Tangible book value per common share	$18.46	$19.08
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

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	September 30,	December 31,	Variance
	2022	2021	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$995,342	$964,284	3.2%
Additional tier 1 capital	—	35,000	(100.0)%
Tier 1 capital	995,342	999,284	(0.4)%
Additional Tier 2 capital	93,242	87,613	6.4%
Total risk-based capital	$1,088,584	$1,086,897	0.2%
Risk-weighted assets:
Balance sheet items	$6,844,601	$6,406,115	6.8%
Off-balance sheet items	595,881	598,761	(0.5)%
Total risk-weighted assets	$7,440,482	$7,004,876	6.2%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	13.38%	13.77%	(2.8)%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	13.38%	14.27%	(6.2)%
Total capital (minimum required, including capital conservation buffer - 10.5%)	14.63%	15.52%	(5.7)%
Leverage ratio (minimum required - 4%)	9.82%	9.69%	1.3%
Equity to assets	9.88%	10.80%	-8.5%
Tangible common equity to assets	8.73%	9.57%	(8.8)%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2022 and December 31, 2021:

	September 30,	December 31,	Variance
	2022	2021	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.52%	13.09%	(4.35)%
Actual common equity tier 1 capital	$925,532	$908,717	1.9%
Minimum capital requirement (4.5%)	$332,782	$312,371	6.5%
Minimum capital conservation buffer requirement (2.5%)	$184,879	$173,540	6.5%
Minimum to be well capitalized (6.5%)	$480,686	$451,203	6.5%
Tier 1 Capital to Risk-Weighted Assets	12.52%	13.09%	(4.4)%
Actual tier 1 risk-based capital	$925,532	$908,717	1.9%
Minimum capital requirement (6%)	$443,710	$416,495	6.5%
Minimum capital conservation buffer requirement (2.5%)	$184,879	$173,540	6.5%
Minimum to be well capitalized (8%)	$591,613	$555,327	6.5%
Total Capital to Risk-Weighted Assets	13.77%	14.34%	(4.0)%
Actual total risk-based capital	$1,018,214	$995,549	2.3%
Minimum capital requirement (8%)	$591,613	$555,327	6.5%
Minimum capital conservation buffer requirement (2.5%)	$184,879	$173,540	6.5%
Minimum to be well capitalized (10%)	$739,517	$694,159	6.5%
Total Tier 1 Capital to Average Total Assets	9.19%	8.87%	3.6%
Actual tier 1 capital	$925,532	$908,717	1.9%
Minimum capital requirement (4%)	$402,755	$409,855	(1.7)%
Minimum to be well capitalized (5%)	$503,443	$512,319	(1.7)%
OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At September 30, 2022 and December 31, 2021, OFG’s market capitalization for its outstanding common stock was $1.195 billion ($25.13 per share) and $1.318 billion ($26.56 per share), respectively.
The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2022
September 30, 2022	$29.45	$24.66	$0.20
June 30, 2022	$29.22	$25.40	$0.15
March 31, 2022	$30.54	$26.21	$0.15
2021
December 31, 2021	$27.33	$23.84	$0.12
September 30, 2021	$25.66	$20.04	$0.12
June 30, 2021	$25.14	$21.61	$0.08
March 31, 2021	$22.93	$16.48	$0.08
2020
December 31, 2020	$18.54	$12.59	$0.07
September 30, 2020	$14.35	$12.12	$0.07
June 30, 2020	$15.10	$9.38	$0.07
March 31, 2020	$23.50	$9.32	$0.07

In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During the nine-month period ended September 30, 2022, OFG repurchased 2,351,868 shares for a total of $64.1 million at an average price of $27.26 per share. OFG did not repurchase any shares of its common stock during the nine-month period ended September 30, 2022, other than through its publicly announced stock repurchase program. During the nine-month period ended September 30, 2021, OFG repurchased 1,684,921 shares under the $50.0 million repurchase program approved at that time for a total of $40.2 million, at an average price of $23.83 per share.
At September 30, 2022 the number of shares that may yet be purchased under the $100 million stock buyback program is estimated at 1,428,166 and was calculated by dividing the remaining balance of $35.9 million by $25.13 (closing price of OFG’s common stock at September 30, 2022).

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

The following table presents the results of the simulations for the most likely scenarios at September 30, 2022. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table, presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$11,603	2.19%	$5,550	1.05%
+ 100 Basis points	$23,215	4.38%	$11,089	2.09%
+ 200 Basis points	$46,667	8.80%	$22,333	4.21%
- 50 Basis points	$(10,652)	-2.01%	$(4,917)	-0.93%
'-100 Basis points	$(21,459)	-4.05%	$(9,875)	-1.86%
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

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and advances from the FHLB in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed, in the past, certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms and using hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of short-term advances from the FHLB still outstanding as of September 30, 2022.

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
Following is a summary of certain strategies, including derivative activities, currently used by OFG to manage interest rate risk:
Interest rate swaps and borrowings — OFG uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB that are tied to a variable rate index. The interest rate swaps effectively fix OFG’s interest payments on these borrowings. As of September 30, 2022, OFG had $27.1 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $27.2 million in advances from the FHLB that reprice or are being rolled over on a monthly basis. A derivative liability of $28 thousand was recognized at September 30, 2022 related to the valuation of these swaps.
Credit Risk
Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for OFG is its lending activities. In Puerto Rico, OFG’s principal market, we believe that recent macroeconomic conditions continue to show strength, however, as was demonstrated by Hurricane Fiona in September 2022, the January 2020 earthquakes and hurricanes Irma and Maria in 2017, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. The effects of climate change may further increase the risk of natural disasters in the future and the correlative risk that the physical impact of such events could adversely affect our customers, operations, and business. Moreover, the Puerto Rico government’s fiscal challenges and Puerto Rico’s unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing OFG’s loans may suffer significant damages.
OFG manages its credit risk through a comprehensive credit policy which we believe establishes sound underwriting standards by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations. OFG also employs proactive collection and loss mitigation practices.
OFG may also encounter risk of default in relation to its securities portfolio. The securities held by OFG are mostly agency mortgage-backed securities and US Treasury securities. Thus, these instruments are guaranteed by mortgages, a U.S. government-sponsored entity, or the full faith and credit of the U.S. government.
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
OFG’s business requires continuous access to various funding sources. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements, subordinated notes and brokered deposits. As of September 30, 2022, OFG had $11.4 million in brokered deposits.
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
Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.369 billion at September 30, 2022 ($277.2 million with maturity of one year or less and $1.092 billion with maturity over one year) compared to $1.365 billion at December 31, 2021 ($280.6 million with maturity of one year or less and $1.085 billion with maturity over one year), and letters of credit provided to customers increased to $25.7 million compared to $25.2 million at December 31, 2021. Loans sold with recourse at September 30, 2022 and December 31, 2021 amounted to $113.4 million and $121.8 million, respectively.
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
At September 30, 2022 and December 31, 2021, OFG maintained other non-credit commitments amounting to $21.7 million and $8.9 million, respectively, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At September 30, 2022 and December 31, 2021, OFG had commitments for capital expenditures in technology amounting to $7.9 million and $15.4 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
Our liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the Covid-19 pandemic. Requests for loan payment deferrals rose in the second quarter of 2020. Nevertheless, most payment deferrals ended in the third quarter of 2020. Even though OFG’s liquidity was impacted by loan principal and interest payment deferrals that were granted for certain customers due to Covid-19, liquidity has been growing from the federal stimulus programs Puerto Rico is receiving following Hurricane Maria in 2017, the early 2020 earthquakes, the Covid-19 pandemic and now Hurricane Fiona in 2022. However, liquidity can be further affected by a number of factors such as, counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from inflation and the war in Ukraine, as well as potential Covid-19 variants, we continue monitoring our liquidity position, specifically cash on hand to meet customer demands.

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
As of September 30, 2022, OFG had approximately $815.3 million in unrestricted cash and cash equivalents, $1.7 billion in investment securities that are not pledged as collateral, and $682.3 million in borrowing capacity at the FHLB.
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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
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
There have been no material changes to the risk factors discussed in our 2021 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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
As of the date of this Quarter Report, the number of shares that may yet be purchased under the current $100 million stock buyback program is estimated at 1,428,166 and was calculated by dividing the remaining balance of $35.9 million by $25.13 (closing price of OFG common stock at September 30, 2022). However, OFG did not repurchase any shares of its common stock during the quarter ended September 30, 2022.
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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: November 4, 2022
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: November 4, 2022
Maritza Arizmendi Díaz Chief Financial Officer

By:	/s/ Krisen Aguirre Torres	Dated: November 4, 2022
Krisen Aguirre Torres Director, Reporting and Accounting Control