Form 10-K
period 2022-12-31
OFG BANCORP
filed 2023-02-24
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number: 001-12647
OFG Bancorp
(Exact name of registrant as specified in its charter)

Commonwealth of Puerto Rico	66-0538893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 Muñoz Rivera Avenue
San Juan, Puerto Rico	00918
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (787) 771-6800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value $1.00 per share	OFG	New York Stock Exchange
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $1.208 billion as of June 30, 2022 based upon 47,553,723 shares outstanding and the reported closing price of $25.40 on the New York Stock Exchange on that date.
47,600,346 common shares ($1.00 par value per share) outstanding as of January 31, 2023
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement relating to the 2023 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp
FORM 10-K
Year Ended December 31, 2022

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
•the long-term effects of the Covid-19 pandemic, including government measures to contain the pandemic, and their impact on the United States, Puerto Rico, and global economy, financial market conditions and our business, results of operations and financial condition; and

•factors beyond our control such as continued waves of Covid-19 cases, the severity and contagiousness of new variants, severe weather conditions, natural disasters, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect delinquency rates, loan and receivable balances and other aspects of our business and results of operations.

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
All forward-looking statements included in this annual report on Form 10-K are based upon information available to OFG as of the date of this annual report on Form 10-K, and other than as required by law, including the requirements of applicable securities laws, OFG assumes no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

OFG provides comprehensive banking and financial services and solutions to its clients through Oriental and various other subsidiaries, including commercial, consumer and mortgage lending, auto leasing and lending, financial planning, insurance sales, money management, investment banking and security brokerage services, as well as corporate and individual trust services. OFG operates through three major business segments: Banking, Wealth Management, and Treasury. OFG provides most of its products and services to clients in Puerto Rico and U.S. Virgin Islands (the “USVI”) and certain loan products in the continental United States. OFG operates through various subsidiaries, including a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), OFG Ventures LLC (“OFG Ventures”), which holds investments, and a commercial lender, OFG USA LLC (“OFG USA”), which is a subsidiary of the Bank. Most of our subsidiaries are based in San Juan, Puerto Rico and the USVI, except for OFG USA which is organized in Delaware, but operates out of Cornelius, North Carolina, OFG Reinsurance which is based in the Cayman Islands, and OFG Ventures which is based on Delaware. As part of the Company’s ongoing strategic reviews, OFG sold its retirement plan administration business in its subsidiary Oriental Pension Consultants, Inc. (“OPC”) effective as of December 30, 2022, and thereafter discontinued its operations.

OFG’s mission is to make possible the progress of our customers, employees, shareholders, and communities we serve. OFG has been deploying its Digital First strategy to achieve this mission. Our strategy highly differentiates OFG through a sales and service business model and culture that emphasizes convenience and accessibility through digital channels while creating a simple, self-service and enjoyable customer experience. OFG strives to proactively identify the customer’s objectives and needs to offer value added services, that help them achieve financial progress and well-being. Our promise is to provide financial services and solutions that are “Rápido, Fácil y Bien Hecho” (“Fast, Easy and Well Done”). This Digital First vision is anchored on four main pillars:

•Digital: All customers interactions are on digital channels that are (a) always available, (b) with low friction, (c) low effort, (d) consistent, and (e) self-service with instant results with customers controlling how and when to transact.

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
•Focusing on greater growth in commercial and retail lending and financial services; and
•Implementing a broad ranging effort to instill in employees and make customers aware of OFG’s determination to effectively serve and advise our customer base in a responsive and professional manner.
OFG’s principal funding source is branch deposits. Through its branch network, Oriental offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest-bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically, adjusting the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, the applicable market benchmarks, and mainland U.S. market interest rates.
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
For detailed information regarding the performance of OFG’s operating segments, please refer to “Note 28 – Business Segments” in OFG’s accompanying consolidated financial statements.
Banking Activities
The Bank, OFG’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 41 branches throughout Puerto Rico and 2 branches in the USVI. As an FDIC-insured Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, consumer, and mortgage lending, savings and time deposit products, wealth management services, and corporate and individual trust services, and capitalizes on its retail banking network to provide commercial and mortgage lending products to its clients. The Bank has an operating subsidiary, OFG USA, which is organized in Delaware but operates out of Cornelius, North Carolina. It also has two international banking entities (each an “IBE”) organized in Puerto Rico pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), a unit operating within the Bank, named Oriental Overseas (the “IBE Unit”), and the other is a wholly-owned subsidiary of the Bank, named Oriental International Bank,

Inc. (the “IBE Subsidiary”). The IBE Unit and the IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.
Banking activities include the Bank’s branches and mortgage banking activities with traditional retail banking products such as deposits, commercial loans, consumer loans and mortgage loans. The Bank’s lending activities are primarily with consumers located in Puerto Rico and the USVI. The Bank’s lending transactions include a diversified number of industries and activities, all of which are encompassed within four main categories: commercial, consumer, mortgage and auto loans and leases.
OFG’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates Federal Housing Administration (“FHA”) insured mortgages, Veterans Administration (“VA”) guaranteed mortgages, and Rural Housing Service (“RHS”) guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA mortgage loans for issuance of FNMA mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio and up to December 31, 2022 had a subservicing arrangement with a third party for a portion of its acquired loan portfolio. This subservicing arrangement will conclude on May 1, 2023. OFG services most of its mortgage loan portfolio.
Loan Underwriting
Auto loans and leases: OFG provides financing for the purchase of new or used motor vehicles. These loans are generated mainly through dealers authorized and approved by OFG’s auto credit department. The auto credit department has the specialized structure and resources to provide the service required for this product according to market demands and trends. The auto loan credit policy establishes specific guidance and parameters for the underwriting and origination processes. Underwriting procedures, lending limits, interest rate approval, insurance coverage, Fair Isaac Corporation (“FICO”) score, and automobile brand restrictions are some parameters and internal controls implemented to ensure the quality and profitability of the auto loan portfolio. The proprietary credit scoring system is a fundamental part of the decision process.
Consumer loans: Consumer loans include personal loans, residential solar panel loans, credit cards, lines of credit and other loans made by the Bank to individual borrowers. All loan originations must be underwritten in accordance with OFG’s underwriting criteria and include an assessment of each borrower’s personal financial condition, including verification of income, assets, FICO score, and credit reports. The proprietary credit scoring system is a fundamental part of the decision process.
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
Commercial loans: Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, OFG’s analysis of the credit risk focuses heavily on the borrower’s debt-repayment capacity. Commercial term loans generally have terms from one to five years, may be collateralized by the asset being acquired, real estate, or other available assets, and bear interest rates that float with the prime rate, LIBOR or another established index, or are fixed for the term of the loan. Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured primarily by real estate, accounts receivables or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with a base rate, the prime rate, LIBOR, SOFR or another established index.

Sale of Loans and Securitization Activities
OFG may engage in the sale or securitization of the residential mortgage loans that it originates. OFG is an approved issuer of GNMA-guaranteed mortgage-backed securities which involves the packaging of FHA loans, RHS loans and VA loans into pools. OFG can also act as issuer in the case of conforming conventional loans which involves grouping these types of loans into pools and issuing FNMA mortgage-backed securities. The issuance of mortgage-backed securities provides OFG with the flexibility of either selling the security into the open market or retaining it on its books. In the case of conforming conventional loans, OFG may also sell such loans through the FNMA and FHLMC cash window programs.
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
OFG Reinsurance Ltd., a Cayman Islands company, is Oriental’s subsidiary engaged in the reinsurance business. It reinsures credit insurance policies on consumer loans originated by the Bank, as well as personal accident and health policies underwritten by unaffiliated insurers.
Oriental Pension Consultants Inc., a Florida corporation, is Oriental’s subsidiary engaged in the administration and servicing of retirement plans in the U.S., Puerto Rico, and the Caribbean. On December 30, 2022, the Company sold the rights to administer and service the retirement plans of its customers and discontinued its operations.
Corporate and individual trust services are provided by Oriental Trust, the Bank’s trust division.
Treasury Activities
Treasury activities encompass all of the Company’s treasury-related functions. OFG’s investment portfolio consists of mortgage-backed securities, obligations of U.S. government-sponsored agencies, US Treasury securities and money market instruments. U.S. agency mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and could be either retained as available for sale (“AFS”) securities or resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of those pools is guaranteed by GNMA, FNMA or FHLMC.

Market Area and Competition
The main geographic business and service area of OFG is Puerto Rico, where the banking market is competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the U.S. OFG also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. OFG encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that OFG has been able to compete effectively for deposits and loans by offering a variety of transactional account products and loans with competitive terms, emphasizing the quality of its service and its innovative banking technologies. OFG’s ability to originate loans depends primarily on the services that it provides to its borrowers, in making prompt credit decisions, and on the rates and fees that it charges.
OFG continues to develop commercial relationships in the United States with its U.S. commercial loan program. This program, through its internally developed and managed relationship with commercial and investment banks across the United States, engages primarily in the activities of purchasing participations in credit facilities through underwriting and portfolio management of commercial and industrial loans to middle-market and lower middle-market commercial borrowers in the mainland United States.
As part of the Scotiabank PR & USVI Acquisition on December 31, 2019, OFG began to operate in the USVI with the intention to grow the business acquired in such jurisdiction.
Managing Our Human Capital
At OFG, we are driven by a high sense of purpose aimed to make possible progress focused on our customers, employees, shareholders, and the communities we serve. It is this purpose that inspires our talent strategy, a strategic priority for us.

Our talent practices are employee experience centered. And thus, from hiring to exiting, we foster the engagement of our workforce by delivering them an experience that resembles the experience we aspire for our customers. We believe, that a performance driven culture and highly proficient skills-based talent translates into business results and strategy achievement. As of December 31, 2022, OFG had 2,253 employees, none of which are represented by a collective bargaining group.
Diversity, equity and inclusion
OFG’s hiring and talent management practices are designed to ensure a diverse workforce that reflects the makeup of the communities in which it operates. OFG prepares an annual diversity plan, whereby it identifies members of the community that are underrepresented in our workforce. We are continuously reviewing and ensuring a diverse workforce representation at all levels.

In addition, OFG’s anti-discrimination policy forbids employment decisions, including hiring, promotions, or terminations, based on race, gender, age, sexual orientation, or disability and prohibits harassment in the workplace. The anti-discrimination policy also includes procedures for protecting employees from domestic abuse.

Talent engagement, acquisition and retention

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

Learning and development

OFG ensures we have the right talent in the right place to meet our needs. As such, our culture enables continuous learning by facilitating a workplace environment that encourages experimentation, feedback, and empowerment. We constantly provide training and developing opportunities to enhance the skills of our employees need in order to achieve the expected performance standards. We assess talent needs continuously and with guidance of our leaders an annual training plan is scheduled, and learning opportunities are made accessible virtually and online through our learning platform. Among other learning offerings, we provide a trainee program for emerging top talent, and a manager’s academy for more seasoned managers to further develop their leadership skills. Oriental also has customer service and sales-service academies provided to client-facing sales and service employees. During 2022, and as part of our career growth and development programs, 25% of open positions were filled internally.

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

Compensation

A key component of delivering our mission is our compensation program. OFG’s Human Resources team designs offers for new salaried employees and develops and administers promotions to maintain the internal integrity of the compensation levels. The Board’s Compensation Committee, with the recommendation of the full Board in the case of incentive compensation, determines annual salaries of OFG’s senior executive management team, considering similarly situated executives employed by a peer group of companies while also considering the input of the Compensation Committee’s independent compensation consultant.

Our compensation program is intended to reward achievements of individual and business performance objectives and align such objectives with our corporate governance principles and the creation of shareholder value. The main objectives of our compensation program are to: attract and retain employees, ensure a strong link between pay and performance, provide a compensation mix (direct and indirect compensation, and short and long-term incentives) that is competitive with market practices and reflects performance, support our business and talent management strategy encouraging and motivating desired employee behaviors, and ensures a strong alignment with shareholder interests.

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

Wellbeing and safety

The success of our business is fundamentally connected to the wellbeing of our people. We have a holistic approach to wellbeing that considers five dimensions: physical, emotional, professional, community and financial. Our wellness program offers a comprehensive series of onsite and virtual activities throughout the year focused on these dimensions. We offer continuing financial planning education by OFG’s 401(k) plan administrator to assist employees in financial and retirement planning. For many years, OFG’s investment in human capital has also involved commitments to worker training, apprenticeship programs and funding college scholarships for employee’s dependents.

We also provide targeted benefits aimed at promoting work-life balance, such as paid off time for vacation, illness, maternity and paternity leave, community service leave, personal days, and flexible work arrangements, among others. In addition, in response to the COVID-19 pandemic, OFG launched work from home arrangements for employees and kept them as part of its comprehensive approach to the health and safety of its employees. As of December 31, 2022, 60% of the total workforce works in hybrid format.

Company Culture

Our practices are guided by the highest levels of business ethics, integrity, mutual respect, tolerance, and inclusivity. OFG has controls in place related to compliance with its Code of Business Conduct and Ethics, including a requirement for annual employee certifications thereof, as well as an established whistleblower line and related procedures.

Management and Board Oversight

Management is engaged in OFG’s efforts regarding management of human capital resources through regular informational meetings, OFG’s Enterprise Risk Management program and organized succession planning. The Board of Directors oversees these activities through regular reports by senior management regarding new or altered programs and as part of the Compensation Committee and Enterprise Risk Management process. In addition, the Board's Compensation Committee is actively engaged in achieving and maintaining internal and external pay equity for the executive team and the Board of Directors members while overseeing incentive compensation more broadly throughout the organization. In promoting external pay equity, the Board and the compensation committee make use of peer comparisons and benchmarking measures.
Regulation and Supervision

As a publicly-traded financial services firm, we are subject to extensive regulation under U.S. federal, Puerto Rico and other laws and are also subject to supervision by regulators in the markets where we conduct our business. This section is not intended to summarize all laws and regulations applicable to us or any of our subsidiaries. The descriptions of statutory and regulatory provisions included herein do not purport to be complete and are qualified by reference to those laws and regulations.
We continue to monitor the changing political, tax and regulatory environment. Changes in statutes, regulations, or regulatory policies applicable us or any of our subsidiaries (including their interpretation or implementation) cannot be predicted and could have a material effect on our business and operations. We expect to remain subject to extensive regulation and supervision.
General
OFG is a financial holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act, as amended by the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, as amended (the “Gramm-Leach-Bliley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”). The qualification requirements applicable to a bank holding company that elects to be treated as a financial holding company require that the bank holding company, and each depository institution controlled by it, at the time of election must be and thereafter remain at all times “well capitalized” and “well managed.”
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
Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature or incidental to such financial activity, or (ii) complementary to a financial activity provided it does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial, investment or economic advisory services; (d) securitization of assets; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities. A financial holding company may generally commence any activity, or acquire any company, that is financial in nature, without prior approval of the Federal Reserve Board. As provided by the Dodd-Frank Act, however, a financial holding company may not acquire, without prior Federal Reserve Board approval, a company in a transaction in which the total consolidated assets to be acquired by the financial holding company exceed $10 billion.

In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of financial or incidental activities, but requires consultation with the US Treasury Department and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system.
OFG is required to file with the Federal Reserve Board and the U.S. Securities and Exchange Commission (the “SEC”) periodic reports and other information concerning its own business operations and those of its subsidiaries. In addition, Federal Reserve Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has the authority to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.

The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the OCFI and the FDIC. The Bank is subject to extensive regulation and examination by the OCFI and the FDIC and is subject to the Federal Reserve Board’s regulation of transactions between the Bank and its affiliates. The Bank’s activities in the USVI are also subject to regulation and examination by the USVI Banking Board. The federal and Puerto Rico laws and regulations which are applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board with respect to the control of the money supply and credit availability in order to control inflation in the economy.
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
OFG Reinsurance is subject to regulation by the Cayman Islands Monetary Authority (“CIMA”). The laws and regulations of the Cayman Islands require that, among other things, OFG Reinsurance maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that OFG Reinsurance is subject to may also restrict the ability of OFG Reinsurance to write insurance and reinsurance policies, make certain investments and distribute funds. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject it to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act implemented a variety of far-reaching changes and has been described as the most sweeping reform of the financial services industry since the 1930’s. It had a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (iii) increased capital and liquidity requirements; (iv) increased regulatory examination fees; (v) changes to assessments to be paid to the FDIC for federal deposit insurance; (vi) prohibiting bank holding companies, such as OFG, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (vii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that affect most U.S. publicly traded companies, including OFG. A few provisions of the Dodd-Frank Act became effective immediately, while various provisions have become effective in stages. Many of the regulatory and compliance requirements that became effective as a result of the Dodd-Frank Act have been gradually implemented over time, and most are subject to implementing regulations, which may be amended and supplemented from time to time by the applicable governmental authorities.

The Dodd-Frank Act also created a new consumer financial services regulator, the Consumer Financial Protection Bureau (the “CFPB”), empowered it to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws previously exercised by federal banking regulators and other agencies. The CFPB’s primary functions include the supervision of “covered persons” (which term is broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. It has primary authority to enforce the federal consumer financial laws, as well as exclusive authority to require reports and conduct examinations for compliance with such laws in the case of any insured depository institution with total assets of more than $10 billion and any affiliate thereof. The CFPB also has broad powers to prescribe rules applicable to a covered person or service provider in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. Although the CFPB has exclusive supervisory authority with respect to federal consumer financial laws, the Dodd-Frank Act does not specify how or when to determine an insured depository institution’s asset size for such purpose. However, pursuant to a supervisory statement issued by the federal banking regulators, including the CFPB, an insured depository institution would become subject to CFPB’s supervisory and enforcement authority with respect to consumer financial laws as a “Large Institution” if it has reported total assets greater than $10 billion in its quarterly reports of condition (call reports) for four consecutive quarters.
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

Under the Dodd-Frank Act, a bank holding company, such as OFG, must serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. This support may be required at times when, absent such requirement, the bank holding company might not otherwise provide such support. This means that OFG is required to commit, as necessary, capital and resources to support the Bank, including at times when OFG may not be in a financial position to provide such resources or when it may not be in OFG’s or its shareholders' best interests to do so. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of OFG.

Since OFG is a financial holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank) except to the extent that OFG is a creditor with recognized claims against the subsidiary.
Dividend Restrictions

The principal source of funds for OFG is the dividends that it receives from the Bank, which are subject to regulation and limitations. As a general rule, regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, the ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the “Banking Act”), the Federal Deposit Insurance Act, as amended (the “FDIA”), and the FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than its receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance, in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.
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

As a system member, the Bank is entitled to borrow from the FHLB of New York (the “FHLB-NY”) and is required to invest in FHLB membership and activity-based stock. The Bank must purchase membership stock equal to the greater of $1,000 or 0.125% of certain mortgage-related assets held by the Bank. The Bank is also required to purchase activity-based stock equal to 4.50% of the dollar amount of any outstanding advances to the Bank by the FHLB. The Bank is in compliance with the membership and activity-based stock ownership requirements described above. All loans, advances and other extensions of credit made by the FHLB to the Bank are secured by a portion of the Bank’s mortgage and commercial loan portfolios and certain other investments.
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

The Basel III capital rules adopted by the federal banking agencies revise the agencies’ risk-based and leverage capital requirements for banking organizations and consolidate three separate notices of proposed rulemaking that the OCC, Federal Reserve Board and FDIC published in the Federal Register on August 30, 2012, with selected changes. In particular, and consistent with the Basel III framework, the capital rules include a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that apply to all banking organizations. The rules also raise the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. In addition, for the largest, most internationally active banking organizations, the rules include a minimum supplementary leverage ratio that takes into account off-balance sheet exposures. The rules incorporate these requirements into the agencies’ prompt corrective action framework. In addition, the rules establish limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. Further, the rules amend the methodologies for determining risk-weighted assets for all banking organizations; introduce disclosure requirements that would apply to top-tier banking organizations domiciled in the United States with $50 billion or more in total assets; and adopt changes to the agencies’ regulatory capital requirements that meet the requirements of Section 171 and Section 939A of the Dodd-Frank Act. These rules also codify the agencies’ capital rules, which have previously resided in various appendices to their respective regulations, into a harmonized integrated regulatory framework.

In July 2019, the federal banking regulatory agencies adopted a final rule, pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996, that simplifies for banking organizations following non-advanced approaches, as OFG, the regulatory capital treatment for mortgage servicing assets (“MSAs”) and certain deferred tax assets arising from temporary differences (temporary difference DTAs). It increases common equity tier 1 capital threshold deductions from 10% to 25% and removes the aggregate 15% common equity tier 1 threshold deduction. However, it retains the 250% risk weight applicable to non-deducted amounts of MSAs and temporary difference DTAs. In November 2019, the agencies jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule beginning on January 1, 2020, rather than April 1, 2020. OFG elected to implement the simplifications to the capital rule on January 1, 2020.
Failure to meet the capital rules could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and the imposition of certain restrictions on its business. As of December 31, 2022, OFG was in compliance with all applicable capital requirements. For more information, please refer to the accompanying consolidated financial statements.
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
The Basel III capital rules expand such categories by introducing a common equity tier 1 capital requirement for all depository institutions, revising the minimum risk-based capital ratios and the proposed supplementary leverage requirement for advanced approaches banking organizations. The common equity tier 1 capital ratio is a minimum requirement designed to ensure that banking organizations hold sufficient high-quality regulatory capital that is available to absorb losses on a going-concern basis. Under such rules, an insured depository institution is:
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

The Dodd-Frank Act contains several important deposit insurance reforms, including the following: (i) the maximum deposit insurance amount was permanently increased to $250,000; (ii) the deposit insurance assessment is now based on the insured depository institution’s average consolidated assets minus its average tangible equity, rather than on its deposit base; (iii) the minimum reserve ratio for the Deposit Insurance Fund (“DIF”) was raised from 1.15% to 1.35% of estimated insured deposits; (iv) the FDIC is required to “offset the effect” of increased assessments on insured depository institutions with total consolidated assets of less than $10 billion; (v) the FDIC is no longer required to pay dividends if the Deposit Insurance Fund’s reserve ratio is greater than the minimum ratio; and (vi) the FDIC temporarily insured the full amount of qualifying “noninterest-bearing transaction accounts” until December 31, 2012. There is no upper limit on the reserve ratio and, therefore, no statutory limit on the size of the fund. The Designated Reserve Ratio (“DRR”) set by the FDIC’s Board of Directors is currently 2%.

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning in the first quarterly assessment period in 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

Brokered Deposits
FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2022, the Bank meets the requirements to be considered a well-capitalized institution and is therefore not subject to these limitations on brokered deposits.
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
Sections 22(g) and 22(h) of the Federal Reserve Act place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Regulation O of the Federal Reserve Board implements these provisions and applies to an FDIC-insured nonmember bank, such as the Bank, by virtue of the FDIC’s Unsafe and Unsound Banking Practices Regulation. Under Section 22(h) and Regulation O, loans to a director, an executive officer and a greater-than-10% shareholder of a bank and certain of their related interests (collectively “insiders”), and insiders of its affiliates, may not exceed, together with all other outstanding loans to such person and its related interests, the bank’s single borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) and Regulation O also require that loans to insiders and insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless such loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) and Regulation O also require prior board of directors’ approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) and Regulation O place additional restrictions on loans to executive officers.
Community Reinvestment Act

Under the Community Reinvestment Act of 1977, as amended (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating in its most recent CRA examination.
USA Patriot Act

Under Title III of the USA Patriot Act, also known as the “International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001,” as amended, which is part of the legislative framework known as the “Bank Secrecy Act”, all financial institutions, including OFG, Oriental Financial Services, and the Bank, are generally required to identify and verify the identity of their customers (including the beneficial owners of a legal entity customer and an individual with significant responsibility for managing such legal entity customer), adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions.
The US Treasury Department (the “US Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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
Privacy Policies

Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt policies for protecting the privacy of nonpublic personal information about consumers, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. OFG and its subsidiaries have established policies and procedures to assure OFG’s compliance with all privacy provisions of the Gramm-Leach-Bliley Act, as well as the CFPB regulations implementing such provisions. These regulations require a bank to disclose its privacy policy, including informing consumers of the bank's information sharing practices and their right to opt out of certain practices.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended (“SOX”), implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOX established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between a publicly-traded company, such as OFG, and its external auditors, imposed additional responsibilities for the external financial statements on the chief executive officer and the chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.
OFG has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of OFG’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for OFG; management’s assessment as to the effectiveness of OFG’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of OFG’s internal control over financial reporting. As of December 31, 2022, OFG’s management concluded that its internal control over financial reporting was effective.
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
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2022 and 2021, legal surplus amounted to $133.9 million and $117.7 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
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
The Puerto Rico Finance Board (the “PRFB”) is composed of the Commissioner of Financial Institutions of Puerto Rico, the Executive Director of the Puerto Rico Fiscal Agency and Finance Advisory Authority, the Presidents of the Economic Development Bank for Puerto Rico and the Puerto Rico Planning Board, the Secretaries of Commerce and Economic Development, Treasury and Consumer Affairs of Puerto Rico, the Commissioner of Insurance of Puerto Rico, and the President of the Public Corporation for Insurance and Supervision of Puerto Rico Cooperatives. The PRFB has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and businesses in the Commonwealth. The current regulations of the PRFB provide that the applicable interest rate on loans to individuals and businesses is to be determined by free competition. The PRFB is also authorized to regulate maximum finance charges on retail installment sales contracts and for credit card purchases. There is presently no maximum rate for retail installment sales contracts and for credit card purchases.
Puerto Rico Internal Revenue Code
Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”), a corporation pays taxes at a fixed rate of 18.5% (the regular corporate tax) plus a surtax that ranges from 5% for net income subject to surtax not greater than $75,000 to 19% for net income subject to surtax in excess of $275,000. Net income subject to surtax is net income less $25,000. The result is a maximum combined rate of 37.5% under the PR Code for years beginning after December 31, 2018. The Bank and other subsidiaries of OFG are treated as separate taxable corporations and are not entitled to file consolidated returns. The PR Code also provides a dividends-received deduction of 100% on dividends received from “controlled subsidiaries” subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Net operating losses (“NOLs”) are allowed as a deduction in computing the net income of the taxpayer. The carryover period for NOLs is currently 10 years. Moreover, the amount to be carried over to a particular year is limited to the excess of the NOL over 90% of the net income for the year for regular tax and is limited to the excess of the NOL over 70% of the net income for Alternative Minimum Tax (“ATM”) purposes.
On June 30, 2022, Puerto Rico enacted Act 52-2022 amending various provision of the PR Code and the Puerto Rico Municipal Code (the “Municipal Code”). Act 52-2022 amends the definition of “trade or business” to include, for taxable years beginning after December 31, 2021, the concept of “distance worker” for purposes of determining whether such individual’s employer is engaged in trade or business in Puerto Rico. This amendment includes provisions that relieve such employers from withholding obligations relating to Puerto Rico income tax on wages paid to this type of employee and impose on such employee the obligation to pay estimated income taxes. The PR Code has also been amended to codify the provisions included within sales and use tax (“SUT”) regulations for digital goods and to eliminate the requirement of biweekly sales tax deposits (i.e. sales tax prepayments) after the period of June 2022. Act 52-2022’s other amendments to the PR Code include provisions relating to disregarded entity and flow-through entity treatment, optional tax for self-employed individuals and the alternative minimum tax, sales of partnership interests and foreign financial account reporting. Also, the amendment included the creation of a new section of the PR Code to give the Puerto Rico Treasury Secretary the power to create the tax credit manager tool. This tool will allow the administration, supervision, request, among other of the tax credits. The Municipal Code was also amended by Act 52-2022 to provide for the implementation of rules regarding the filing of supplementary information together with personal tax returns to be filed with the Municipal Revenues Collection Center and to include provisions relating to the filing of volume of business declarations for purposes of municipal license tax.

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
Durbin Amendment

The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment”. In the Federal Reserve’s final rules implementing the Durbin Amendment, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets, and presently does not apply to OFG. Additional information regarding the Durbin Amendment is discussed under Item 1A. Risk Factors of this annual report on Form 10-K.

Website Access to Reports
OFG’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on or through the “SEC filings” link of OFG’s internet website at www.ofgbancorp.com, as soon as reasonably practicable after OFG electronically files such material with, or furnishes it to, the SEC. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
ITEM 1A. RISK FACTORS
In addition to other information set forth in this annual report on Form 10-K, you should carefully consider the following risk factors, as updated by other filings OFG makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to us at this time or that OFG currently deems immaterial may also adversely affect OFG’s business, financial condition or results of operations.
ECONOMIC AND MARKET CONDITIONS RISK
Most of our business is conducted in Puerto Rico, where economic and government fiscal and liquidity challenges, as well as the impact of natural disasters and the Covid-19 pandemic, have adversely impacted and may continue to adversely impact us.
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
In the past decades, Puerto Rico has experienced a significant economic contraction in several years, a government fiscal crisis that led to the appointment of a federal oversight board in 2016 and a bankruptcy-type restructuring process of the government’s finances, various significant natural disasters, including hurricanes and earthquakes, as well as the Covid-19 pandemic that began in 2020. Although federal disaster recovery assistance and related insurance payouts are expected to drive economic growth in the short term, there is no guarantee that funds set aside for these purposes will not be repurposed by the federal government or that their disbursement will not be unreasonably conditioned or delayed. In addition, there is no assurance that the government will be able to satisfy its obligations as restructured. Puerto Rico also continues to be vulnerable to hurricanes and earthquakes and may continue to be impacted by natural disasters in the future, including those as a result of climate change.
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
Our branch network and business are concentrated in Puerto Rico and the USVI, which are susceptible to earthquakes, hurricanes and major storms that affect the local economy and the demand for our loans and financial services, as well as the ability of our customers to repay their loans. Any such natural disasters may further adversely affect Puerto Rico’s and the USVI’s critical infrastructure, which are generally weak and necessitating capital investment. This makes us vulnerable to downturns in Puerto Rico’s and the USVI’s economy as a result of natural disasters, such as earthquakes in 2020, and hurricanes Irma and Maria in 2017, and Hurricane Fiona in September 2022, the severity of which could increase as a result of the effects of climate change. Any subsequent earthquakes, hurricanes, major storms or other natural disasters could further deteriorate the economy and infrastructure of Puerto Rico and USVI, as well as negatively affect or disrupt our operations and customer base and materially impact our business.
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
Terrorist attacks and armed conflicts may impact all aspects of our operations, revenues, costs and stock price.

Geopolitical and macroeconomic uncertainty, including the military actions taken by the Russian Federation against Ukraine that began in early 2022, have negatively impacted and will continue to have a significant negative impact on the global and United States economies. This uncertainty has resulted in considerable volatility in the financial and commodity markets, including through significant increases in the price of oil, natural gas and food and continue putting additional inflationary pressures on central banks, including the FRB. Also, it has increased cybersecurity risks and may continue to have a negative impact on the stock market generally and, in turn, on our stock price.

The full impact of the actions by the Russian Federation regarding Ukraine are not known at this time, but they could continue to bring economic disruption, heightened volatility in financial and commodity markets, and diminished consumer, business and investor confidence, among others, adversely impacting the financial services industry generally and our business, financial condition, results of operation, and stock price.
Changes in interest rates could adversely affect OFG’s results of operations and financial condition.
OFG’s earnings depend substantially on OFG’s interest rate spread, which is the difference between (i) the rates earned on loans, securities, and other earning-assets and (ii) the interest rates paid on deposits and other borrowings. These rates are highly sensitive to many factors beyond OFG’s control, including general economic conditions, inflation, unemployment, money supply, fiscal policies of the U.S. government and regulatory authorities, domestic and international events, as act of war, and events in U.S. and other financial markets. In an effort to address inflation, the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (“FRB”) has tightened monetary policy and has increased the federal funds rate seven times during fiscal year 2022, with the latest increases of 50 basis points each made on June 15, 2022, July 27, 2022, September 21, 2022, November 2, 2022 and December 14, 2022. In February 1, 2023, the FRB furthered increased federal funds rate by 25 basis points updating the federal funds target rate range between 4.50% to 4.75%. We expect that incremental interest rate increases announced by the FRB will continue to occur throughout 2023, but the amount, timing, and frequency of such increases are not fully known at this time. If market interest rates continue to rise, OFG will have competitive pressure to increase the rates on deposits, which could result in a decrease of net interest income. If market interest rates decline, OFG could experience fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets. OFG’s earnings can also be impacted by the spread between short-term and long-term market interest rates.

Changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations.

Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to an index, or other financial metric. LIBOR and certain other benchmark rates are the subject of several national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the Financial

Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. However, the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings until June 30, 2023 and has ceased publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts as soon as practicable and in any event by December 31, 2021. It is not possible to predict the effects of any changes in views or the acceptance of alternative rates on the markets for LIBOR-linked financial instruments.

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

Although OFG believes that its exposure to LIBOR is not material, as it represents only 3% of total assets, LIBOR-based contracts that will be impacted by the cessation of LIBOR have been under review to ensure they contain adequate fallback language. OFG has discontinued the origination of loans that use LIBOR as a reference rate and also been working to transition to alternative reference rates (“ARR”) and/or fallback language in both existing as well as new contracts to prepare for the cessation of LIBOR. Furthermore, management has a LIBOR transition team to leads OFG in the execution of its project plan and is monitoring the development and adoption of Secured Overnight Financing Rate (“SOFR”) alternatives as well as other credit sensitive ARR and their liquidity in the market, and provided oversight of business and system readiness to originate SOFR-based loans.

CREDIT RISK
We are exposed to credit risk in connection with our loans to certain government agencies and municipalities of Puerto Rico, and the restructuring of Puerto Rico government’s debt could adversely affect the value of such loans.
At December 31, 2022, we have approximately $73.7 million of direct credit exposure to four Puerto Rico municipalities, a $13.6 million decrease from December 31, 2021. At December 31, 2021, total loan exposure to the Puerto Rico government included a $1.1 million purchased credit-deteriorated (“PCD”) loan granted to a public corporation classified as non-accrual, which was repaid during 2022. The total credit exposure at December 31, 2022 consists of general obligations of municipalities secured by ad valorem property taxes, without limitation as to rate of amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the repayment of its general obligations.
Under Title III of PROMESA, the Puerto Rico central government has begun to implement the plan of adjustment approved by the Title III bankruptcy court on January 18, 2022, setting the stage for its exit from bankruptcy. Nevertheless, the Puerto Rico government still faces a number of severe economic and fiscal challenges that are expected to require additional austerity measures to balance its budget. If the government restructuring affects the ability of the municipalities to pay their obligations to us as they become due, or under certain other circumstances, we may be required to adversely classify such loans and increase the provision for loan losses in connection therewith. Such provision may significantly impact our earnings.
Heightened credit risk could require us to increase our provision for credit losses, which could have a material adverse effect on our results of operations and financial condition.
Originating loans is an essential element of our business, and there is a risk that the loans will not be repaid. This default risk is affected by a number of factors, including:
•the duration of the loan;
•credit risks of a particular borrower;
•changes in economic or industry conditions; and
•in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.
Our customers might not repay their loans according to the original terms, and the collateral securing the payment of those loans might be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a materially adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past and expected loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be enough to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.
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

If the economic conditions in Puerto Rico deteriorate, we may experience increased credit costs or need to take greater than anticipated markdowns and make greater than anticipated provisions to increase the allowances for credit losses that could adversely affect our financial condition and results of operations in the future.
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
From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any such representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of our representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans. During 2022, we repurchased $24.2 million of loans from GNMA and FNMA.
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
In the past, the decline in Puerto Rico’s economy had an adverse effect in the credit quality of our loan portfolios. Among other things, during the local recession, we experienced an increase in the level of non-performing assets and credit loss provision, which adversely affected our profitability. Delinquency rates and non-performing assets may increase if Puerto Rico’s economic recession continues or worsens. If there is another decline in economic activity, additional increases in the allowance for credit losses could be necessary with further adverse effects on our profitability.
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
Our business relies on the secure, successful and uninterrupted functioning of our core banking platform, information technology, telecommunications, and loan servicing. We outsource some of our major systems, such as customer data and deposit processing, part of our mortgage loan servicing, internet and mobile banking, and electronic fund transfer systems. The failure or interruption of such systems, or the termination of a third-party software license or any service agreement on which any of these systems or services is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such systems fail or experience interruptions. In addition, replacing third party service providers could also entail significant delay and expense.
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
Financial institutions are generally required under the USA Patriot Act and the Bank Secrecy Act to develop programs to prevent such financial institutions from being used for money-laundering and terrorist financing activities. Financial institutions are generally also required to file suspicious activity reports with the Financial Crimes Enforcement Network of the US Treasury Department if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. We have developed a compliance program reasonably designed to ensure compliance with such laws and regulations. Our failure or the inability to comply with these regulations could result in enforcement actions, fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators, costly litigation, or expensive additional internal controls and systems.
Consumer protection laws and the Durbin Amendment may reduce our noninterest income.
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) with powers to supervise and enforce federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge non-sufficient funds (“NSF”) fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees. Violations of applicable consumer protection laws could result in enforcement actions and significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.
In addition, the Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in consolidated assets and limits these banks on what they charge for debit card interchange fees. If OFG’s assets were to exceed $10 billion as of December 31 of any calendar year, the Durbin Amendment would reduce OFG’s income from debit card interchange fees by approximately $8 to $10 million on an annual basis in subsequent years based on current volume.
Prior to the COVID-19 pandemic, there was little or no likelihood that OFG or the Bank would surpass $10 billion in total assets for several years. However, with the CARES Act, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown significantly during the pandemic. OFG and the Bank exceeded $10 billion in assets for the first time during the first quarter of 2021, and even though OFG ended 2022 with less than $10 billion in total assets, thereby postponing the applicability of the Durbin Amendment and other regulatory changes, OFG has commenced preparing for the increased regulatory oversight and other requirements that will apply as a result of crossing such size threshold in the future. To the extent that OFG continues to increase its core deposits market share, OFG and the Bank could eventually cross the asset thresholds that would trigger the applicability of the Durbin Amendment.

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
We are a separate and distinct legal entity from our subsidiaries. Dividends to us from our subsidiaries have represented a major source of funds for us to pay dividends on our common stock and meet other obligations. There are various U.S. federal and Puerto Rico law limitations on the extent to which the Bank, our main subsidiary, can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, U.S. federal and Puerto Rico banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. Further, under the Basel III capital rules adopted by the federal banking regulatory agencies, a banking organization will need to hold a capital conservation buffer (composed of common equity tier 1 capital) greater than 2.5% of total risk-weighted assets to avoid limitations on capital distributions and discretionary bonus payments. Compliance with the capital conservation buffer is determined as of the end of the calendar quarter prior to any such capital distribution or discretionary bonus payment.
If our subsidiaries’ earnings are not sufficient to make dividend payments while maintaining adequate capital levels, our liquidity may be affected, and we may not be able to make dividend payments to our holders of common stock or meet other obligations, each of which could have a material adverse impact on our results of operations, financial position or perception of financial health.
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
We face substantial competition in originating loans and in attracting deposits and assets to manage. The competition in originating loans and attracting assets comes principally from other Puerto Rico, U.S., and foreign banks, investment advisors, securities broker-dealers, mortgage banking companies, consumer finance companies, credit unions, insurance companies, and other institutional lenders and purchasers of loans. We will encounter greater competition as we expand our operations. Increased competition may require us to increase the rates paid on deposits or lower the rates charged on loans, which could adversely affect our profitability.
We operate in a highly regulated industry and may be adversely affected by changes in federal and local laws and regulations.
Our operations are subject to extensive regulation by federal and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on all or part of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. For example, the Dodd-Frank Act has a broad impact on the financial services industry, including significant regulatory and compliance changes, as discussed under the subheading “Dodd-Frank Wall Street Reform and Consumer Protection Act” in Item 1of this annual report on Form 10-K.
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
Based on our annual goodwill impairment test, we determined that no impairment charges were necessary. As of December 31, 2022, we had on our consolidated balance sheet $84.2 million of goodwill in connection with the BBVAPR Acquisition and the FDIC-assisted acquisition of Eurobank in 2010, $21.1 million of core deposit intangible in connection with the Scotiabank Acquisition and a $6.5 million of customer relationship intangible in connection with the Scotiabank Acquisition. There can be no assurance that future evaluations of such goodwill or intangibles will not result in any impairment charges. Among other factors, any declines in our common stock as a result of macroeconomic conditions and any weakness in the Puerto Rico economy could lead to an impairment of such assets. If such assets become impaired, it could have a negative impact on our results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
At December 31, 2022, OFG owns a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan, Puerto Rico, known as “Oriental Center”, where its executive offices are located. OFG operates a full-service branch at the plaza level and its centralized units and subsidiaries occupy approximately 99% of the office floor space. Approximately 1% of the office space is leased to outside tenants.
In addition, at December 31, 2022, the Bank owns three branch premises and leases thirty-eight branch locations throughout Puerto Rico and owns two branch premises in the USVI.
The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.
At December 31, 2022, the aggregate future rental commitments under the terms of its leases, exclusive of taxes, insurance and maintenance expenses payable by OFG, was approximately $27.4 million.
OFG’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2022, was $161.0 million, gross of accumulated depreciation.
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
As of December 31, 2022, OFG had approximately 12,641 holders of record of its common stock, including all directors and officers of OFG, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.
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
The cumulative total stockholder return was obtained by dividing (a) the sum of (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2017, and (ii) the difference between the share price at the beginning and the end of the measurement period, by (b) the share price at the beginning of the measurement period.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

Total Return Perfomance
OFG Bancorp
Russell 2000 Index
SNL Bank Index
Index Value
350
300
250
200
150
100
50
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022

Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
OFG Bancorp	100.00	178.29	259.12	207.84	302.69	322.48
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
SNL Bank	100.00	83.54	114.74	100.10	136.10	112.89
Dividends
You can find dividend information concerning our common stock in Table 17 of Item 7 in this annual report on Form 10-K and our Consolidated Statements of Shareholders’ Equity in our consolidated financial statements accompanying this annual report on Form 10-K. For information on dividend restrictions, see “Dividend Restrictions” under “Regulation and Supervision” in Item 1 of this annual report on Form 10-K and “Note 30– OFG Bancorp (Holding Company Only) Financial Information” to our consolidated financial statements included herein.
Equity Based Compensation
For information about the securities remaining available for issuance under our equity-based plans, refer to Part III, Item 12 of this annual report on Form 10-K.
Repurchase of Common Stock

Refer to “Recent Developments—Capital Actions” in Part II, Item 7 of this annual report on Form 10-K for information regarding OFG’s common stock repurchase programs.
OFG did not repurchase any shares of its common stock during the quarter ended December 31, 2022.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with “Note about Forward-Looking Statements,” Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors,” and our consolidated financial statements and related notes included under Item 8 of this annual report on Form 10-K. We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in Item 7 of our 2021 annual report on Form 10-K. For our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 annual report on Form 10-K.
RECENT DEVELOPMENTS
Natural Events

During 2022, OFG was impacted by the effects of Hurricane Fiona, which caused power outages, widespread flooding, water and communication services interruptions, property damages in some areas, and disrupted economic activity throughout Puerto Rico. Although OFG’s business operations were temporarily disrupted by the damages to Puerto Rico’s critical infrastructure, OFG’s digital channels, core banking and electronic funds transfer systems continued to function uninterrupted during and after the hurricane, and within days after the hurricane, OFG was able to open its main offices and many of its branches and automated teller machines (“ATMs”) in addition to its digital and phone trade channels, and shortly after, business activity began to return to pre-Hurricane Fiona levels.

Banking service revenues for 2022 were impacted due to Hurricane Fiona’s temporary effect on economic activity and OFG’s decision to provide relief to our clients by waiving late charges and other fees. OFG incurred $1.6 million in expenses related to this event. Also, based on our assessments for the impact of the hurricane on our credit portfolio, 2022 results included higher qualitative reserves mainly from $1.1 million in loan loss provision, pre-tax. In addition, as a result of the effects of Hurricane Fiona and Puerto Rico being declared a disaster zone by local and federal authorities, OFG granted loan payment accommodations to certain qualified borrowers in order to provide them with flexibility to address the hurricane’s immediate impact. Furthermore, for its business banking segment, OFG granted loans up to $50,000 with three months of interest-only payments followed by up to thirty-three payments of principal and interest. At December 31, 2022, the total loans outstanding under the payment accommodations program amounted to $33.1 million.
Capital Actions
2022 Capital Actions
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
In January 2022, the Board of Directors also approved a new stock repurchase program to purchase $100 million of its common stock in the open market. At December 31, 2022, OFG has repurchased 2.4 million shares of common stock for $64.1 million. OFG expects to continue to execute this repurchase program to the extent favorable market opportunities exist at the relevant point in time.
Announcement of Forthcoming 2023 Capital Actions
In January 2023, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend to $0.22 per common share from $0.20 per share, beginning on the quarter ending March 31, 2023.

Economic Conditions
Since March 2020, the Covid-19 pandemic has affected our communities and the way we do business, as well as economic activity globally, nationally and locally. Within the last year, as restrictions related to the pandemic eased in the United States, employment increased and pent-up demand was released, which together with Covid-19 lockdowns in foreign jurisdictions created global supply chain issues and shortages of goods, which in turn triggered price inflation. In an effort to address inflation, the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (“FRB”) has tightened monetary policy and increased the federal funds rate seven times during fiscal year 2022, with the last increase of 2022 made on December 14, 2022 of 50 basis points. In February 1, 2023, the FRB furthered increased federal funds rate by 25 basis points updating the federal funds target rate range between 4.50% to 4.75% and FRB officials forecast the federal funds target rate will continue to increase during 2023. In addition, the FRB has also scaled back its asset purchase program that provided liquidity to the bond markets.
Adding to economic uncertainty and increased inflationary pressures are military actions taken by Russia against Ukraine commencing in February 2022, which have added further stress to existing supply chain challenges and placed upward price pressure on commodities such as oil and natural gas, which have further exacerbated the global macroeconomic uncertainty and increased inflationary pressures. However, we believe that the macroeconomic outlook for Puerto Rico continues to show strength, notwithstanding the effects of Hurricane Fiona. Recent data show that the Puerto Rico Economic Activity Index, as published by the Economic Development Bank for Puerto Rico, has been increasing for over a year which we believe signals a stable upward trend as employment gains remains solid. Our commercial clients are experiencing a higher demand for their products and services. Consumer demand also remains strong and, following five years of bankruptcy proceedings under Title III of PROMESA, the Puerto Rico central government has begun to implement the plan of adjustment approved by the Title III bankruptcy court on January 18, 2022, setting the stage for its exit from bankruptcy. Nevertheless, there remain several public instrumentalities whose debt obligations have not been restructured under the mechanisms provided by PROMESA and any recovery of the Puerto Rico economy could be adversely impacted by macroeconomic developments within the United States and across the globe. The global macroeconomic outlook continues to remain uncertain and, at this time, OFG cannot reasonably estimate the scope, term or intensity of any possible adverse impact on our financial position, operations or liquidity, resulting from economic disruption and uncertainty related to Covid-19 variants, economic recessions, trade and supply chain disruption, continuing inflationary pressures, labor shortages, armed conflicts such as the ongoing military actions against Ukraine, and the uncertainty of the timing and extent of potential actions that might be taken by the FRB. However, we believe that the high levels of reconstruction and stimulus funds being channeled towards the Puerto Rico economy are mitigating the foregoing negative effects.

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
Although OFG believes that its exposure to LIBOR is not material, as it represents only 3.1% of total assets, LIBOR-based contracts that will be impacted by the cessation of LIBOR have been under review to ensure they contain adequate fallback language. OFG has also been proactively working to transition to alternative reference rates (“ARR”) and/or fallback language in both existing as well as new contracts to prepare for the cessation of LIBOR. Furthermore, management has established a LIBOR transition team to lead OFG in the execution of its project plan and is monitoring the development and adoption of Secured Overnight Financing Rate (“SOFR”) alternatives as well as other credit sensitive ARR and their liquidity in the market. OFG is also working towards business and system readiness to originate SOFR-based loans.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accounting and reporting policies followed by OFG conform with GAAP and general practices within the financial services industry. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management's historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. The following critical accounting estimate involves significant estimation uncertainty that has or is reasonably likely to have a material impact on our financial condition or results of operations. A discussion of OFG’s significant accounting policies, including further discussion of the accounting estimate described below, can be found in “Note 1– Summary of Significant Accounting Policies” to the consolidated financial statements and should be read in conjunction with this section.
Allowance for Credit Losses related to loans collectively evaluated for impairment

The most critical and complex accounting estimate is associated with the determination of the allowance for credit losses. The provision for credit losses charged to current operations is based on this determination. The allowance for credit losses represents management’s best estimate deemed appropriate to provide current expected future credit losses in the portfolio as of the date of the reporting period. OFG adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326) as of January 1, 2020. The total allowance for credit losses as of December 31, 2022 and 2021, which included loans evaluated on a collective basis, was calculated consistent with our adopted policy.
OFG’s management evaluates the adequacy of the allowance for credit losses on a quarterly basis following a systematic methodology in order to provide for inherent risks in the loan portfolio. In developing its assessment of the adequacy of the allowance for credit losses, OFG must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the key drivers used for each macroeconomic scenario, the macroeconomic scenarios selected, and the weighting given to each scenario, among others. Significant changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience, and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for credit losses. Consequently, the business, financial condition, liquidity, capital and results of operations could also be affected.
The Allowance for Credit Losses (“ACL”) estimation requires management to use relevant forward-looking economic forecasts, by using variables such as unemployment rate, gross national product, retail sales, and house price index, including in the application of reasonable and supportable forecasts. ACL estimations are performed by aggregating loans with similar risk characteristics.

OFG applied a discounted cash flow (DCF) method for non-purchased credit deteriorated loans (non-PCD) and an undiscounted cash flow (UDCF) method for purchased credit deteriorated (PCD) loans to determine the allowance for credit losses for loans collectively measured for impairment, except for credit cards and overdrafts which utilize a remaining life methodology. For non-PCD, the expected cash flows are calculated for each loan and discounted using the effective yield. The discounted amount of expected cash flows is compared to the amortized cost, and any shortfall is recorded as a reserve. For PCD loans, the expected cash flows are calculated for each loan pool, pool reserve is calculated by the aggregation of total loss from the UDCF. Expected cash flows are resulted from applying the contractual payment term, probability of defaults, loss given defaults, and prepayment assumptions.

Management’s judgment is required in selecting the macroeconomic scenarios and the weighting of the economic scenarios, which consist of baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the US loan segment that used the same level of probability in both economic scenarios, as of December 31, 2022. Management selects the macroeconomic forecast that is most reflective of expectations at that point in time. The applicability of qualitative adjustments includes adjustments of inherent risk not captured by the quantitative model.

OFG’s sensitivity analysis does not represent management’s view of expected credit losses at December 31, 2022. OFG evaluated sensitivities by applying 100% weight to baseline and moderate recession scenarios. The impact of assigning a 100% weight to the baseline scenario was a hypothetical decrease of 3% to the collective ACL, and the impact of assigning a 100% weight to the moderate recession scenario was a hypothetical increase of 6% to the collective ACL. These hypothetical sensitivities do not incorporate the impact of management’s judgment for qualitative factors applied in the current ACL for loans. It is possible that others performing similar sensitivity analyses could reach different conclusions or results. The sensitivity analysis excludes the allowance for credit losses for off-balance sheet credit exposures.

For a detailed description of the principal factors used to determine the allowance for credit losses related to loans collectively evaluated for impairment and for the principal enhancement’s management made to its methodology, please refer to “Note 1– Summary of Significant Accounting Policies” and “Note 6 – Loans” to the consolidated financial statements.

FINANCIAL HIGHLIGHTS

We believe that Puerto Rico businesses and consumers remain in good financial shape. We look forward to a year of continued progress in 2023, keeping a watchful eye to uncertainties from FRB interest rate actions, inflation, and the forecasted mainland recession. We owe a debt of thanks to our team members for their continued dedication, tireless commitment to sales and service, and purposeful drive to bring financial progress to our customers and the communities we serve every day.

Fourth Quarter of 2022:

The fourth quarter of 2022 reflected total core revenue growth of 7.3% when compared to the third quarter of 2022. Key performance metrics improved, with return on average assets of 1.86%, return on average tangible common stockholders’ equity of 20.36%, and an efficiency ratio of 54.45%. Tangible Book Value per share increased to $19.56.
Earnings per share (“EPS”) diluted was $0.97 compared to $0.87 in the third quarter of 2022 and $0.66 in the fourth quarter of 2021. Total core revenues were $168.3 million compared to $156.8 million in the third quarter of 2022 and $141.0 million in the fourth quarter of 2021.
Net interest income of $135.3 million compared to $126.5 million in the third quarter of 2022 and $104.2 million in the fourth quarter of 2021. Net interest margin expanded to 5.69% from 5.23% in the third quarter of 2022, reflecting FRB interest rate increases, along with increased investment and loan balances.
Interest income of $145.7 million compared to $134.7 million in the third quarter of 2022 and $112.6 million in the fourth quarter of 2021. Compared to the third quarter of 2022, the fourth quarter of 2022 benefited from higher yields on increased average balances of loans and investment securities.
Total interest expense of $10.4 million compared to $8.2 million in the third quarter of 2022 and $8.4 million in the fourth quarter of 2021. Compared to the third quarter of 2022, the fourth quarter of 2022 reflected an 11-basis point cost-increase, partially offset by a 1.8% balance decline.

Banking and financial service revenues of $33.0 million compared to $30.3 million in the third quarter of 2022 and $36.8 million in the fourth quarter of 2021. The fourth quarter of 2022 reflected higher electronic banking activity and higher gain on sale of mortgages compared to the third quarter of 2022, which was impacted by the interruption of services due to Hurricane Fiona.

Pre-provision net revenues were $76.9 million compared to $69.6 million in the third quarter of 2022 and $55.8 million in the fourth quarter of 2021.
Provision for credit losses of $8.8 million compared to $7.1 million in the third quarter of 2022 and $7.2 million in the fourth quarter of 2021. The fourth quarter of 2022 reflected $9.2 million in higher provision due to increased loan volume and a net release of $0.4 million mainly related to reduction in the qualitative adjustment due to the improved macro-economic environment in Puerto Rico as well as stable delinquency trends.
Credit quality: Net charge offs were $11.2 million compared to $11.3 million in the third quarter of 2022 and $32.5 million in the fourth quarter of 2021. The fourth quarter of 2022 reflected net-charge offs of $5.4 million for auto loans, $4.0 million for consumer loans, and $3.3 million for a commercial loan previously reserved. Total delinquency rates and the non-performing loan rate for the fourth quarter of 2022 fell from the third quarter of 2022. Net charge-offs for the fourth quarter of 2021 reflected the decision to sell $65.5 million of past due loans.
Non-interest expenses were $91.6 million compared to $87.5 million in the third quarter of 2022 and $86.5 million in the fourth quarter of 2021. Compared to the third quarter of 2022, the fourth quarter of 2022 reflected higher compensation expense due to hourly salary increases implemented in the previous quarter, increases in year-end performance bonuses, and added technology staffing; increased amortization related to new digital projects; and reduced Hurricane Fiona-related expenses.
Loans held for investment were $6.84 billion at December 31, 2022 compared to $6.68 billion at September 30, 2022 and $6.40 billion at December 31, 2021. Loans increased by 2.3% from September 30, 2022 and 6.8% from December 31, 2021. Compared to the third quarter of 2022, the fourth quarter of 2022 loan growth reflected increased balances of commercial, auto, and consumer loans.

New loan origination was $616.4 million compared to $511.3 million in the third quarter of 2022 and $632.7 million in the fourth quarter of 2021. Compared to the third quarter of 2022, the fourth quarter of 2022 originations increased 20.5%, reflecting strong production of commercial loans in Puerto Rico and the mainland United States, and continued high levels of auto loans at a record $221.4 million.

Total investments of $1.97 billion at December 31, 2022 compared to $2.04 billion at September 30, 2022 and $895.8 million at December 31, 2021. Investments declined by 3.5% from the third quarter of 2022 due to sales of U.S. Treasury securities and paydowns of mortgage-backed securities.
Customer deposits of $8.56 billion at December 31, 2022 compared to $8.84 billion at September 30, 2022 and $8.59 billion at December 31, 2021. Core deposits declined by $286.8 million from September 30, 2022 reflecting lower account balances of approximately $115 million in retail and of $172 million in commercial, including $59 million in public funds.
Total assets of $9.82 billion at December 31, 2022 compared to $10.06 billion at September 30, 2022 and $9.90 billion at December 31, 2021.
Capital: CET1 ratio was 13.64% at December 31, 2022 compared to 13.38% at September 30, 2022 and 13.77% at December 31, 2021. The change from the third quarter of 2022 reflected increased retained earnings and other comprehensive income. Tangible book value per share was $19.56 at December 31, 2022 compared to $18.46 at September 30, 2022 and $19.08 at December 31, 2021.
Year Ended 2022:
EPS diluted was $3.44 for 2022 compared to $2.81 for 2021. Total core revenues were $607.8 million in 2022 compared to $536.6 million in 2021. The fourth quarter of 2022 annual insurance commission recognition of $1.0 million was $1.2 million lower than a year ago due to Hurricane Fiona-related claims.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

OFG Bancorp
FINANCIAL OVERVIEW
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
	Year Ended December 31,
	2022	2021	2020
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$515,573	$449,199	$473,347
Interest expense	33,493	41,829	64,915
Net interest income	482,080	407,370	408,432
Provision for credit losses	24,119	221	92,672
Net interest income after provision for credit losses	457,961	407,149	315,760
Non-interest income	131,690	133,210	124,352
Non-interest expenses	345,546	325,756	345,286
Income before taxes	244,105	214,603	94,826
Income tax expense	77,866	68,452	20,499
Net income	166,239	146,151	74,327
Less: dividends on preferred stock	—	(1,255)	(6,512)
Income available to common shareholders	$166,239	$144,896	$67,815
PER SHARE DATA:
Basic	$3.46	$2.85	$1.32
Diluted	$3.44	$2.81	$1.32
Average common shares outstanding	48,033	50,956	51,358
Average common shares outstanding and equivalents	48,436	51,370	51,555
Cash dividends declared per common share	$0.70	0.40	0.28
Cash dividends declared on common shares	$33,593	20,505	14,381
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.64%	1.42%	0.77%
Return on average tangible common stockholders’ equity	17.98%	15.70%	8.10%
Return on average common equity (ROE)	15.95%	13.80%	6.96%
Equity-to-assets ratio	10.62%	10.80%	11.05%
Efficiency ratio	56.85%	60.70%	66.49%
Interest rate spread	5.02%	4.18%	4.51%
Interest rate margin	5.05%	4.20%	4.55%

	December 31,
	2022	2021	2020
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,971,522	$895,818	$458,700
Loans, net	6,723,236	6,329,311	6,501,259
Total investments and loans	$8,694,758	$7,225,129	$6,959,959
Deposits and borrowings
Deposits	$8,568,364	$8,603,118	$8,415,640
Other borrowings	27,034	64,571	102,351
Total deposits and borrowings	$8,595,398	$8,667,689	$8,517,991
Stockholders’ equity
Preferred stock	$—	$—	$92,000
Common stock	59,885	59,885	59,885
Additional paid-in capital	636,793	637,061	622,652
Legal surplus	133,901	117,677	103,269
Retained earnings	516,371	399,949	300,096
Treasury stock, at cost	(211,135)	(150,572)	(102,949)
Accumulated other comprehensive (loss) income	(93,409)	5,160	11,022
Total stockholders’ equity	$1,042,406	$1,069,160	$1,085,975
Per share data
Book value per common share	$21.91	$21.54	$19.54
Tangible book value per common share	$19.56	$19.08	$16.97
Market price	$27.56	$26.56	$18.54
Capital ratios
Leverage capital	10.36%	9.69%	10.30%
Common equity Tier 1 capital	13.64%	13.77%	13.08%
Tier 1 risk-based capital	13.64%	14.27%	14.78%
Total risk-based capital	14.89%	15.52%	16.04%
Financial assets managed
Trust assets managed	$2,334,672	$3,758,895	$3,476,491
Broker-dealer assets gathered	2,172,116	2,466,004	2,474,234
Total assets managed	$4,506,788	$6,224,899	$5,950,725

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for 2022 and 2021.
TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Interest		Average rate		Average balance
	December 2022	December 2021	December 2022	December 2021	December 2022	December 2021
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$515,573	$449,199	5.40%	4.64%	$9,544,055	$9,688,890
Tax equivalent adjustment	14,679	9,350	0.15%	0.10%	—	—
Interest-earning assets - tax equivalent	530,252	458,549	5.55%	4.74%	9,544,055	9,688,890
Interest-bearing liabilities	33,493	41,829	0.38%	0.46%	8,902,427	9,043,126
Tax equivalent net interest income / spread	496,759	416,720	5.17%	4.28%	641,628	645,764
Tax equivalent interest rate margin			5.32%	4.38%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	40,722	12,180	2.55%	1.78%	1,594,662	684,476
Interest bearing cash and money market investments	14,689	3,231	1.14%	0.13%	1,291,633	2,466,926
Total investments	55,411	15,411	1.92%	0.49%	2,886,295	3,151,402
Non-PCD loans
Mortgage	36,881	40,270	5.42%	5.27%	680,768	764,153
Commercial	138,715	115,684	5.90%	5.42%	2,349,114	2,134,805
Consumer	58,181	45,669	11.28%	11.21%	515,781	407,403
Auto loans and leases	147,557	136,445	8.17%	8.45%	1,805,976	1,614,825
Total Non-PCD loans	381,334	338,068	7.13%	6.87%	5,351,639	4,921,186
PCD loans
Mortgage	66,610	77,252	6.02%	5.77%	1,106,708	1,338,062
Commercial	11,112	16,213	5.86%	6.29%	189,606	257,820
Consumer	155	238	14.03%	14.98%	1,102	1,592
Auto loans and leases	951	2,017	10.94%	10.71%	8,705	18,828
Total PCD loans	78,828	95,720	6.04%	5.92%	1,306,121	1,616,302
Total loans (1)	460,162	433,788	6.91%	6.64%	6,657,760	6,537,488
Total interest-earning assets	515,573	449,199	5.40%	4.64%	9,544,055	9,688,890

	Interest		Average rate		Average balance
	December 2022	December 2021	December 2022	December 2021	December 2022	December 2021
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	11,291	9,179	0.41%	0.35%	2,761,653	2,623,358
Savings and money market	6,470	7,149	0.28%	0.32%	2,306,607	2,233,824
Time deposits	7,943	15,130	0.69%	1.01%	1,143,469	1,499,457
Total core deposits	25,704	31,458	0.41%	0.49%	6,211,729	6,356,639
Brokered deposits	35	206	0.30%	0.80%	11,366	25,664
	25,739	31,664	0.41%	0.50%	6,223,095	6,382,303
Non-interest bearing deposits	—	—	—%	—%	2,647,871	2,566,924
Fair value premium and core deposit intangible amortizations	6,500	7,350	—%	—%	—	—
Total deposits	32,239	39,014	0.36%	0.44%	8,870,966	8,949,227
Borrowings:
Advances from FHLB and other borrowings	733	1,641	2.67%	2.84%	27,497	57,816
Subordinated capital notes	521	1,174	13.15%	3.25%	3,964	36,083
Total borrowings	1,254	2,815	3.99%	3.00%	31,461	93,899
Total interest-bearing liabilities	33,493	41,829	0.38%	0.46%	8,902,427	9,043,126
Net interest income / spread	$482,080	$407,370	5.02%	4.18%
Interest rate margin			5.05%	4.20%
Excess of average interest-earning assets over average interest-bearing liabilities					$641,628	$645,764
Average interest-earning assets to average interest-bearing liabilities ratio					107.21%	107.14%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$22,705	$5,837	$28,542
Interest-bearing cash and money market investments	(2,230)	13,688	11,458
Loans	9,220	17,154	26,374
Total interest income	29,695	36,679	66,374
Interest Expense:
NOW Accounts	503	1,609	2,112
Savings and money market	227	(906)	(679)
Time deposits	(3,346)	(3,841)	(7,187)
Brokered deposits	(81)	(90)	(171)
Fair value premium and core deposit intangible amortizations	—	(850)	(850)
Advances from FHLB and other borrowings	(814)	(94)	(908)
Subordinated capital notes	(1,765)	1,112	(653)
Total interest expense	(5,276)	(3,060)	(8,336)
Net Interest Income	$34,971	$39,739	$74,710
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
Comparison of the years ended December 31, 2022 and 2021
Net interest income of $482.1 million increased by $74.7 million from $407.4 million. Tax equivalent basis net interest income of $496.8 million increased $80.1 million, or 19.2%, from $416.7 million.
Interest rate spread increased by 84 basis points to 5.02% from 4.18% and net interest margin increased 85 basis points to 5.05% from 4.20%. This increase reflects an increase of 76 basis points in the total average yield of interest-earning assets and a reduction in the average cost of interest-bearing liabilities of 8 basis points.
Net interest income was positively impacted by:
•A $28.5 million increase in interest income from investment securities, primarily related to a higher average volume of $910.2 million from purchases of FNMA and FHLMC certificates and US Treasury securities during 2022, which resulted in an increase in interest income of approximately $22.7 million, and higher yield by 77 basis points, which contributed to the increase in net interest income by approximately $5.8 million;
•A $26.4 million increase in interest income from loans driven by: (i) higher interest income from commercial loans of $17.9 million, primarily related to the upward repricing of variable rate commercial loans and increased yields on new loans originated during 2022; (ii) higher interest income from consumer loans of $12.4 million mainly due to an increase in the average balance of this portfolio of $107.9 million; and (iii) higher interest income from auto loans of $10.0 million reflecting higher originations during 2022; partially offset by a decrease of $14.0 million in interest income from mortgage loans due to a reduction of $314.7 million in the average balance of this portfolio;
•A $11.5 million increase in interest income from higher yield in lower balances of interest-bearing cash and money market related to the increase in FRB fund rates during 2022; and
•Lower interest expense by $8.3 million, reflecting a reduction of $140.7 million in the average balances of total deposits and borrowings and a reduction of 8 basis points in total cost of interest-bearing liabilities, which resulted in an increase in net interest income of approximately $5.3 million and $3.1 million, respectively.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2022	2021	Variance %
	(In thousands)
Banking service revenue	$71,161	$71,706	(0.8)%
Wealth management revenue	32,635	35,044	(6.9)%
Mortgage banking activities	21,929	22,508	(2.6)%
Total banking and financial service revenue	125,725	129,258	(2.7)%
Net (loss) gain on:
Sale of securities	(247)	19	(1,400.0)%
Early extinguishment of debt	42	(1,481)	-102.8%
Other non-interest income	6,170	5,414	14.0%
Total non-interest income	$131,690	$133,210	(1.1)%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains on sales of assets.
Comparison of the years ended December 31, 2022 and 2021
OFG recorded non-interest income in the amount of $131.7 million, compared to $133.2 million, a decrease of 1.1%, or $1.5 million. The decrease in non-interest income was mainly due to:
•A decrease of $2.4 million in wealth management revenue, primarily related to a $1.4 million decrease in broker-dealer revenues, a $1.3 million decrease in trust division fees from lower balances in assets under management, and a $1.2 million decrease in contingent annual commissions due to Hurricane Fiona-related claims, partially offset by a $1.5 million increase in income from the reinsurance business;
•A decrease of $579 thousand in mortgage-banking activities due to lower net gain on sales of $6.0 million, driven by lower sales volume, offset by an increase of $3.4 million related to higher gain in repurchased loans and higher servicing fees by $1.4 million;
•A decrease of $545 thousand in banking service revenues, primarily related to lower electronic banking charges by $1.3 million reflecting lower debit card interchange fees from lower debit card utilization, lower merchant- related income due to business disruptions caused by Hurricane Fiona during the third quarter of 2022, and lower fees from account analysis services. This decrease was partially offset by increases of $469 thousand in checking and savings account fees and $255 thousand in credit life commissions associated to higher consumer loan production during 2022; and
•A $247 thousand loss associated with the sale of $242.4 million US Treasury securities during 2022.
These decreases were partially offset by:
•The effect in 2021 of a $1.5 million loss recorded for the early termination of $33.3 million in Federal Home Loan Bank advances with an average cost of 2.98%; and
•An increase of $756 thousand in other non-interest income, primarily related to a $4.6 million gain recognized on the sale of a branch building during 2022; partially offset by a $2.4 million warrant revenue and a $1.5 million receivable recoveries written-off in the Scotiabank Acquisition, both recorded during 2021.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2022	2021	Variance %
	(In thousands)
Compensation and employee benefits	$142,930	$133,442	7.1%
Occupancy, equipment and infrastructure costs	51,308	50,158	2.3%
Electronic banking charges	39,554	37,202	6.3%
Information technology expenses	21,891	18,965	15.4%
Professional and service fees	24,842	20,080	23.7%
Taxes, other than payroll and income taxes	12,999	13,829	-6.0%
Insurance	9,898	10,092	-1.9%
Loan servicing and clearing expenses	9,161	7,604	20.5%
Advertising, business promotion, and strategic initiatives	8,240	6,999	17.7%
Communication	4,296	4,555	-5.7%
Printing, postage, stationery and supplies	3,563	4,037	-11.7%
Director and investor relations	1,125	1,135	-0.9%
Climate event expenses	1,574	—	100.0%
Foreclosed real estate and other repossessed assets income, net	(2,074)	(3,007)	31.0%
Other	16,239	20,665	-21.4%
Total non-interest expenses	$345,546	$325,756	6.1%
Relevant ratios and data:
Efficiency ratio	56.85%	60.70%
Compensation and benefits to non-interest expense	41.36%	40.96%
Compensation to average total assets owned	1.41%	1.29%
Number of employees end of year	2,253	2,269
Average number of employees	2,249	2,251
Average compensation per employee (in thousands)	$63.55	$59.28
Average loans per average employee	$2,960	$2,904
Non-Interest Expenses
Comparison of the years ended December 31, 2022 and 2021
Non-interest expense was $345.5 million, representing an increase of 6.1%, or $19.8 million, compared to $325.8 million. The increase in non-interest expenses was mainly due to:
•Increase in compensation and employee benefits of $9.5 million, primarily related to a one-time $1.3 million pandemic employee tax credit in the prior year, increases in minimum hourly wages and annual salaries in the current year, higher provision for bonuses and added technology staffing as part of OFG’s “Digital First” strategy;
•Increase in professional and service fees expenses of $4.8 million, reflecting higher balances in compliance related expenses due to greater levels of business activity and supervisory examination fees by $4.6 million and $1.1 million, respectively, partially offset by lower balances in legal expenses related to residential mortgage loan servicing by $792 thousand;
•Increase of $2.9 million in information technology expenses driven by higher cloud computing expenses, cyber security expenses and new digital projects;
•Increase in electronic banking charges of $2.4 million mainly due to increases of $1.1 million in debit and credit card billing fees, $820 thousand in point-of-sale (“POS”) and merchant-related fees, and $458 thousand in ATM/Interactive Teller Machines (“ITMs”)-related expenses due to higher transaction volume and new ITMs in 2022;

•Increase in climate event expenses of $1.6 million related to expenses incurred by OFG to operate in disaster response mode and provide assistance to employees and the communities it serves after Hurricane Fiona in 2022;
•Increase of $1.6 million in loan servicing and clearing expenses, including the impact of $750 thousand related to the termination of a mortgage servicing contract for loans in portfolio with an unpaid principal balance of $473.7 million;
•Increase of $1.2 million in advertising, business promotion, and strategic initiatives driven by increase marketing campaigns and digital marketing efforts made during 2022;
•Increase in occupancy, equipment and infrastructure costs by $1.2 million reflecting higher balances in depreciation and amortization expenses due to new digital projects placed in production during 2022 and software maintenance expenses, partially offset by lower internet service expenses and rent expenses related to branch consolidations;
•Lower foreclosed real estate and other repossessed assets income of $933 thousand reflecting lower gain on sales of foreclosed and other repossessed assets, partially offset by lower credit-related expenses; and
•Increase in charitable contributions of $572 thousand.
The increase in non-interest expense was partially offset by:
•Decrease in claims and settlement accruals of $3.1 million in the broker-dealer subsidiary;
•Decrease of $3.1 million in COVID-19-related expenses; and
•Decrease in taxes, other than payroll and income taxes by $830 thousand reflecting lower balances in license tax expenses and property and municipal taxes, as a result of changes in tax law.
The efficiency ratio was 56.85% and improved from 60.70%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for 2022 and 2021 amounted to $6.0 million and $4.0 million, respectively.
Provision for Credit Losses
Comparison of the years ended December 31, 2022 and 2021
Provision for credit losses increased $23.9 million to $24.1 million from $221 thousand. The provision for credit losses for 2022 reflected a provision of $25.9 million related to the growth in loan balances, a provision of $11.8 million related to commercial-specific loan reserves due to certain commercial loans placed in non-accrual status, and a provision of $1.9 million for changes in the economic and loss rate models, offset by a $15.2 million release associated with qualitative adjustment due to improvement in the performance of the portfolios and in Puerto Rico’s labor market and $288 thousand release in other miscellaneous reserves. The provision for credit losses for 2021 reflected improvements in macro-economic scenarios and continued improvement in asset quality trends, partially offset by an additional expense of $9.7 million related to the decision to sell $65.5 million of past due loans.
Income Tax Expense
Comparison of the years ended December 31, 2022 and 2021
Income tax expense increased $9.4 million to $77.9 million from $68.5 million. The income tax expense for 2022 reflects greater income before taxes, increase in foreign tax withholding due to higher income from U.S. Bank subsidiary subject to lower tax rate and lower net exempt income.
Refer to “Note 18 - Income Taxes” to the consolidated financial statements for additional information on the income tax expense.

TABLE 4 - BUSINESS SEGMENTS
	Year Ended December 31, 2022
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$465,177	$21	$56,955	$522,153	$(6,580)	$515,573
Interest expense	(31,926)	—	(8,147)	(40,073)	6,580	(33,493)
Net interest income	433,251	21	48,808	482,080	—	482,080
Provision for credit losses	24,111	—	8	24,119	—	24,119
Non-interest income	98,407	33,481	(198)	131,690	—	131,690
Non-interest expenses	(323,125)	(19,206)	(3,215)	(345,546)	—	(345,546)
Intersegment revenue	2,187	—	—	2,187	(2,187)	—
Intersegment expenses	—	(1,497)	(690)	(2,187)	2,187	—
Income before income taxes	$186,609	$12,799	$44,697	$244,105	$—	$244,105
Income tax expense	77,731	97	38	77,866	—	77,866
Net income	$108,878	$12,702	$44,659	$166,239	$—	$166,239
Total assets	$8,347,767	$23,085	$2,432,549	$10,803,401	$(984,621)	$9,818,780
Eliminations include interest income and expense for a borrowing by Oriental Overseas, which is included in the Treasury Segment with its corresponding interest expense, to fund its operations, from the Bank, which is included in the Banking Segment with its corresponding interest income, with an unpaid principal balance of $470.2 million and $262.9 million at December 31, 2022 and 2021, respectively, and is eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from previous year was mainly as a result of FRB interest rate increases and higher average borrowing balance.

	Year Ended December 31, 2021
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$432,375	$30	$17,072	$449,477	$(278)	$449,199
Interest expense	(38,711)	—	(3,396)	(42,107)	278	(41,829)
Net interest income	393,664	30	13,676	407,370	—	407,370
Provision for (recapture of) credit losses	1,342	—	(1,121)	221	—	221
Non-interest income	98,950	35,625	(1,365)	133,210	—	133,210
Non-interest expenses	(300,568)	(20,941)	(4,247)	(325,756)	—	(325,756)
Intersegment revenue	2,355	—	—	2,355	(2,355)	—
Intersegment expenses	—	(1,269)	(1,086)	(2,355)	2,355	—
Income before income taxes	$193,059	$13,445	$8,099	$214,603	$—	$214,603
Income tax expense	68,409	—	43	68,452	—	68,452
Net income	$124,650	$13,445	$8,056	$146,151	$—	$146,151
Total assets	$8,041,725	$32,082	$2,894,612	$10,968,419	$(1,068,699)	$9,899,720

Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for 2022 and 2021.
Comparison of years ended December 31, 2022 and 2021
Banking
OFG’s banking segment net income before taxes decreased by $6.5 million from $193.1 million to $186.6 million, mainly reflecting:
•Increase in provision for credit losses by $22.8 million. The provision for credit losses for 2022 increased mainly as a result of growth in loan balances and commercial-specific loan reserves due to certain commercial loans placed in non-accrual status. The provision for credit losses for 2021 reflected improvements in macro-economic scenarios and continued improvement in asset quality trends as the Covid-19 pandemic conditions improved.
•Increase in non-interest expenses by $22.6 million, mainly due to higher compensation and employee benefits by $9.8 million from salary increases and added technology staffing, higher compliance related professional expenses and electronic banking charges by $4.7 million and $2.4 million, respectively, due to greater levels of business activity, as well as $2.8 million higher technology expenses related to digital transformation, and $1.6 million in climate event expenses from Hurricane Fiona.
The decreases in the banking segment’s net income were partially offset by:
•Increase of $32.8 million in interest income from loans, driven by increased yields on higher loan balances; and
•Lower interest expense on deposits by $6.8 million, mainly related to both, lower average balances and reduced costs of core deposits.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage and insurance activities. Net income before taxes from this segment decreased by $646 thousand reflecting a decrease of $1.4 million in broker-dealer revenues, a $1.3 million decrease in trust division fees from lower balances in assets under management, and a $1.2 million decrease in contingent commissions due to Hurricane Fiona-related claims, partially offset by a $1.5 million increase in income from the reinsurance business and lower claims and settlement expenses by $1.7 million.
Treasury
Treasury segment net income before taxes increased by $36.6 million, mainly reflecting:
•Increase in interest income by $39.9 million, reflecting the purchase of agency mortgage-backed securities and U.S. Treasury securities during the current year and higher yield in lower balances of interest-bearing cash and money market investments related to the increase in federal fund rates; and
•Increase in interest expense by $4.8 million, reflecting higher expense in inter-segment borrowing by $6.2 million as a result of higher average balance and federal funds rate increases during 2022, offset by the cancellation of $33.1 million of FHLB advances during 2021 and the early redemption of $36.1 million subordinated capital notes during 2022.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At December 31, 2022, OFG’s total assets amounted to $9.819 billion, a decrease of $80.9 million, when compared to $9.900 billion at December 31, 2021.
The investment portfolio increased by $1.076 billion, or 120.1%, primarily related to purchases of available-for-sale agency mortgage-backed securities and US Treasury securities with face value amounting to $843 million and $550 million, respectively, and held-to-maturity US Treasury securities with face value amounting to $200 million during 2022. This increase was partially offset by the sale of available-for-sale US Treasury securities amounting to $242.4 million, net of discounts. OFG’s strategy is to invest its liquidity in highly liquid securities and designate them as available-for-sale or held-to-maturity after taking into account the investment’s characteristics with respect to yield and term and the current market environment.
OFG’s loan portfolio is comprised of residential mortgage loans, commercial loans secured by real estate, other commercial and industrial loans, consumer loans, and auto loans and leases. At December 31, 2022, OFG’s net loan portfolio increased by $393.9 million, or 6.2%, reflecting increases in auto, commercial and consumer loans, partially offset by $84.4 million PPP loans forgiven by the Small Business Administration and the sale of loans held for sale amounting to $25.2 million, including $21.9 million of past due mortgage loans and a $3.3 million commercial loan.
Cash and due from banks of $546.1 million decreased by $1.468 billion, reflecting cash used to purchase agency mortgage-backed securities and US Treasury securities, disbursements for loans originated during 2022, the redemption of $36.1 million in 3.23% variable rate subordinated notes, and lower deposit account balances for commercial and retail accounts.
Financial Assets Managed
At December 31, 2022 OFG’s financial assets include those managed by OFG’s trust division and assets gathered by its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts. At December 31, 2022, the total assets managed by OFG’s trust division amounted to $2.335 billion. At December 31, 2021 the total assets managed by OFG’s trust division and retirement plan administration subsidiary amounted to $3.759 billion. This decrease reflects the sale of the retirement plan administration business managed by OPC during 2022. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2022, total assets gathered by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.172 billion, compared to $2.466 billion at December 31, 2021. Changes in trust and broker-dealer related assets also reflect changes in portfolio balances and differences in market value resulting from the increase in interest rates.
Goodwill
OFG’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicates that it is more likely than not that goodwill is not impaired. OFG completes its annual goodwill impairment test as of October 31 of each year. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill.
As of December 31, 2022, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $0.1 million to the wealth management segment. As of December 31, 2021, OFG had $86.1 million of goodwill allocated as follows: $84.1 million to the banking segment and $2.0 million to the wealth management segment. On December 30, 2022, OFG sold its retirement plan administration business, which resulted in a decrease in goodwill by $1.8 million. This goodwill was allocated to the wealth management segment. Please refer to “Note 12 – Goodwill and other intangibles” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	December 31,		Variance %
	2022	2021
	(In thousands)
Investments:
FNMA and FHLMC certificates	$1,105,551	$550,809	100.7%
Obligations of US government-sponsored agencies	—	1,183	-100.0%
US Treasury securities	506,768	10,825	4,581.5%
CMOs issued by US government-sponsored agencies	14,851	24,430	-39.2%
GNMA certificates	319,534	288,578	10.7%
Equity securities	23,667	17,578	34.6%
Other debt securities	1,142	2,395	-52.3%
Trading securities	9	20	-55.0%
Total investments	1,971,522	895,818	120.1%
Loans, net	6,723,236	6,329,311	6.2%
Total investments and loans	8,694,758	7,225,129	20.3%
Other assets:
Cash and due from banks (including restricted cash)	546,303	2,014,698	-72.9%
Money market investments	4,161	8,952	-53.5%
Foreclosed real estate	11,214	15,039	-25.4%
Accrued interest receivable	62,402	56,560	10.3%
Deferred tax asset, net	55,485	99,063	-44.0%
Premises and equipment, net	106,820	92,124	16.0%
Servicing assets	50,921	48,973	4.0%
Goodwill	84,241	86,069	-2.1%
Other intangible assets	27,593	36,093	-23.6%
Right of use assets	25,363	28,846	-12.1%
Other assets and customers' liability on acceptances	149,519	188,174	-20.5%
Total other assets	1,124,022	2,674,591	-58.0%
Total assets	$9,818,780	$9,899,720	-0.8%
Investment portfolio composition:
FNMA and FHLMC certificates	56.0%	61.5%
Obligations of US government-sponsored agencies	0.0%	0.1%
US Treasury securities	25.7%	1.2%
CMOs issued by US government-sponsored agencies	0.8%	2.7%
GNMA certificates	16.2%	32.2%
Equity securities	1.2%	2.0%
Other debt securities and trading securities	0.1%	0.3%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	December 31,		Variance %
	2022	2021
	(In thousands)
Loans held for investment:
Commercial	$2,629,929	$2,379,330	10.5%
Mortgage	1,704,221	1,907,271	(10.6)%
Consumer	537,257	409,675	31.1%
Auto loans and leases	1,963,915	1,706,310	15.1%
	6,835,322	6,402,586	6.8%
Allowance for credit losses	(152,673)	(155,937)	(2.1)%
Total loans held for investment	6,682,649	6,246,649	7.0%
Mortgage loans held for sale	19,499	51,096	(61.8)%
Other loans held for sale	21,088	31,566	(33.2)%
Total loans, net	$6,723,236	$6,329,311	6.2%
OFG’s loan portfolio is composed of mortgage, commercial, consumer, and auto loans and leases. As shown in Table 6 above, total loans, net, amounted to $6.723 billion at December 31, 2022 and $6.329 billion at December 31, 2021. OFG’s loans held-for-investment portfolio composition and trends were as follows:
•Commercial loan portfolio amounted to $2.630 billion (38.5% of the gross loan portfolio) compared to $2.379 billion (37.2% of the gross loan portfolio) at December 31, 2021.
Commercial loan production, excluding PPP loans, decreased by 3.7%, or $38.1 million, to $990.3 million in 2022 from $1.028 billion in 2021.
During 2021, OFG originated $159.0 million of PPP loans. There were no originations of PPP loans during 2022, as the program concluded in 2021.
•Mortgage loan portfolio amounted to $1.704 billion (24.9% of the gross loan portfolio) compared to $1.907 billion (29.8% of the gross originated loan portfolio) at December 31, 2021. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $32.6 million and $14.5 million at December 31, 2022 and December 31, 2021, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
Mortgage loan production totaled $200.9 million in 2022, which represents a decrease of 44.8% from $364.2 million in 2021. The housing market in Puerto Rico has been greatly impacted by the FRB interest rate increases during 2022, in contrast with 2021 where there was a sudden increase in housing originations as a result of higher liquidity from government funding from Hurricane Maria, earthquakes and Covid-19 pandemic in the Puerto Rico economy combined with low interest rates.
OFG follows a conservative residential mortgage lending policy with more than 90% of its residential mortgage portfolio consisting of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk associated with subprime loans offered by certain major U.S. mortgage loan originators. Furthermore, OFG has never been active in negative amortization loans or offered adjustable-rate mortgage loans with teaser rates.
•Consumer loan portfolio amounted to $537.3 million (7.9% of the gross loan portfolio) compared to $409.7 million (6.4% of the gross loan portfolio) at December 31, 2021. Consumer loan production increased 69.8% to $334.2 million in 2022 from $196.8 million in 2021.
•Auto loans and leasing portfolio amounted to $1.964 billion (28.7% of the gross loan portfolio) compared to $1.706 billion (26.6% of the gross originated loan portfolio) at December 31, 2021. Auto loans production increased by 26.6% to $812.6 million in 2022 compared to $641.7 million in 2021.

The following table presents the loans held for investment portfolio as of December 31, 2022 by maturities and interest rates:

TABLE 7 - MATURITY DISTRIBUTION OF LOANS HELD FOR INVESTMENT
	Balance Outstanding at December 31, 2022	Maturities
		One Year or Less	After One to Five Years		After Five Years To 15 Years		After 15 Years
			Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
	(In thousands)
Non-PCD
Mortgage	$675,793	$21,991	$7,472	$320	$226,492	$851	$405,314	$13,353
Commercial	2,470,777	638,415	668,384	713,888	174,736	211,581	35,099	28,674
Consumer	536,619	68,638	248,271	—	201,070	—	18,640	—
Auto loans and leases	1,958,257	35,051	923,838	—	999,368	—	—	—
Total	$5,641,446	$764,095	$1,847,965	$714,208	$1,601,666	$212,432	$459,053	$42,027
PCD
Mortgage	$1,028,428	$4,002	$13,788	$405	$414,364	$772	$581,566	$13,531
Commercial	159,152	44,607	96,252	5,004	955	12,251	83	—
Consumer	638	325	41	—	2	—	270	—
Auto loans and leases	5,658	1,498	4,084	—	76	—	—	—
Total	$1,193,876	$50,432	$114,165	$5,409	$415,397	$13,023	$581,919	$13,531

Total loans	$6,835,322	$814,527	$1,962,130	$719,617	$2,017,063	$225,455	$1,040,972	$55,558

The following table includes the maturities of OFG’s lending exposure to the Puerto Rico government amounting to $73.7 million, which is limited solely to loans to municipalities secured by ad valorem property taxes, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $284.2 million at December 31, 2022.

TABLE 8 - PUERTO RICO GOVERNMENT RELATED LOANS

December 31, 2022
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$73,686	$8,460	$24,157	$41,069
At December 31, 2022, OFG has $73.7 million of direct credit exposure to the Puerto Rico government, a $13.6 million decrease from December 31, 2021. At December 31, 2021, total loan exposure to the Puerto Rico government included a $1.1 million PCD loan granted to a public corporation classified as non-accrual, which was repaid during 2022.
Credit Risk Management
Allowance for Credit Losses
OFG measures its allowance for credit losses based on management’s best estimate of future expected credit losses inherent in OFG’s relevant financial assets.

Tables 9 through 12 set forth an analysis of activity in the allowance for credit losses and present selected credit loss statistics for 2022 and 2021 and as of December 31, 2022 and December 31, 2021. In addition, Table 6 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this annual report on Form 10-K and “Note 7 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and allowance for credit losses.
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 13 and 15). At December 31, 2022, OFG had $89.6 million of non-accrual loans held for investment, including $9.2 million PCD loans, compared to $101.9 million at December 31, 2021, reflecting decreases of $6.8 million, $6.1 million and $216 thousand in commercial, mortgage and auto loan portfolios, respectively, partially offset by an increase of $825 thousand in the consumer loan portfolio. At December 31, 2022 and 2021, total commercial non-accrual loans excludes $16.4 million and $9.9 million, respectively, of non-accrual commercial loans held for sale.
At December 31, 2022 and December 31, 2021, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $145.2 million and $125.9 million, respectively, as they were performing under their modified terms.
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
At December 31, 2022, OFG’s non-performing assets decreased by 10.3% to $115.7 million (1.18% total assets) from $129.0 million (1.30% of total assets) at December 31, 2021.
Foreclosed real estate decreased from $15.0 million at December 31, 2021 to $11.2 million at December 31, 2022 and other repossessed assets increased from $1.9 million at December 31, 2021 to $4.6 million at December 31, 2022, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At December 31, 2022, the allowance coverage ratio to non-performing loans was 152.9% (139.2% at December 31, 2021).
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
The following items comprise non-performing loans held for investment, including Non-PCD and PCDs:
Commercial loans - At December 31, 2022, OFG’s non-performing commercial loans amounted to $43.4 million (43.4% of OFG’s non-performing loans), a 13.5% decrease from $50.1 million at December 31, 2021 (44.8% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At December 31, 2022, OFG’s non-performing mortgage loans totaled $33.8 million (33.8% of OFG’s non-performing loans), a 15.0% decrease from $39.7 million (35.5% of OFG’s non-performing loans) at December 31, 2021. During 2022, OFG sold $21.9 million of past due mortgage loans, $4.0 million were included as non-performing assets at December 31, 2021. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.

Consumer loans - At December 31, 2022, OFG’s non-performing consumer loans amounted to $3.1 million (3.1% of OFG’s non-performing loans), an 35.8% increase from $2.3 million at December 31, 2021 (2.1% of OFG’s non-performing loans), which reflect higher balances in the portfolio. Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans and leasing - At December 31, 2022, OFG’s non-performing auto loans and leases amounted to $19.6 million (19.7% of OFG’s total non-performing loans), a decrease of 1.1% from $19.8 million at December 31, 2021 (17.6% of OFG’s total non-performing loans), which reflect higher balances in the portfolio. Non-PCD auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
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
The Non-Conforming Mortgage Loan Program is for non-conforming mortgages, including balloon payment, interest-only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-conforming mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA/VA/FNMA/ FHLMC, and performing loans not meeting secondary market guidelines processed pursuant OFG’s current credit and underwriting guidelines. OFG achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.
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
As a result of the effects of Hurricane Fiona and Puerto Rico being declared a disaster zone by local and federal authorities during 2022, OFG granted loan payment accommodations to certain qualified borrowers in order to provide them with flexibility to address the hurricane’s immediate impact. In addition, for its business banking segment, OFG granted loans up to $50,000 with three months of interest-only payments followed by up to thirty-three payments of principal and interest. At December 31, 2022, the total loans outstanding under the payment accommodations program amounted to $33.1 million.

TABLE 9 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	December 31,		Variance %
	2022	2021
	(In thousands)
Allowance for credit losses:
Non-PCD
Commercial	$39,158	$32,262	21.4%
Mortgage	9,571	15,299	-37.4%
Consumer	23,264	19,141	21.5%
Auto loans and leases	69,848	65,363	6.9%
Total allowance for credit losses	$141,841	$132,065	7.4%

PCD
Commercial	$1,388	$4,508	-69.2%
Mortgage	9,359	19,018	-50.8%
Consumer	14	34	-58.8%
Auto loans and leases	71	312	-77.2%
Total allowance for credit losses	$10,832	$23,872	-54.6%

Allowance for credit losses summary
Commercial	$40,546	$36,770	10.3%
Mortgage	18,930	34,317	-44.8%
Consumer	23,278	19,175	21.4%
Auto loans and leases	69,919	65,675	6.5%
Total allowance for credit losses	$152,673	$155,937	-2.1%

Allowance composition:
Commercial	26.6%	23.6%
Mortgage	12.4%	22.0%
Consumer	15.2%	12.3%
Auto loans and leases	45.8%	42.1%
	100.0%	100.0%

Allowance coverage ratio at end of year:
Commercial	1.5%	1.6%	-0.6%
Mortgage	1.1%	1.8%	-38.3%
Consumer	4.3%	4.7%	-7.5%
Auto loans and leases	3.6%	3.9%	-7.5%
	2.2%	2.4%	-8.6%

Allowance coverage ratio to non-performing loans:
Commercial	93.5%	73.3%	27.5%
Mortgage	56.1%	86.4%	-35.1%
Consumer	744.2%	832.6%	-10.6%
Auto loans and leases	356.5%	331.2%	7.6%
	152.9%	139.2%	9.8%

TABLE 10 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2022		2021
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
Commercial	$40,546	38.5%	$36,770	37.2%
Mortgage	18,930	24.9%	34,317	29.8%
Consumer	23,278	7.9%	19,175	6.4%
Auto loans and leases	69,919	28.7%	65,675	26.6%
Total	$152,673	100.0%	$155,937	100.0%
[1] Total loans in this table refers to total loans held for investment.
TABLE 11 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Year Ended December 31,
	2022	2021	Variance %
	(Dollars in thousands)
Allowance for credit losses:
Balance at beginning of year	$155,937	$204,809	-23.9%
Provision for credit losses	24,408	883	2,664.2%
Charge-offs	(63,774)	(86,546)	-26.3%
Recoveries	36,102	36,791	-1.9%
Balance at end of year	$152,673	$155,937	-2.1%

TABLE 12 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Year Ended December 31,
	2022	2021	Variance %
	(Dollars in thousands)
Non-PCD
Mortgage
Charge-offs	$(284)	$(5,789)	-95.1%
Recoveries	3,314	1,643	101.7%
Total	3,030	(4,146)	-173.1%
Commercial
Charge-offs	(13,380)	(8,788)	52.3%
Recoveries	1,200	2,401	-50.0%
Total	(12,180)	(6,387)	90.7%
Consumer
Charge-offs	(15,198)	(11,880)	27.9%
Recoveries	3,237	2,900	11.6%
Total	(11,961)	(8,980)	33.2%
Auto loans and leases
Charge-offs	(32,662)	(26,530)	23.1%
Recoveries	21,131	23,970	-11.8%
Total	(11,531)	(2,560)	350.4%

PCD Loans:
Mortgage
Charge-offs	$(1,695)	$(20,350)	(91.7)%
Recoveries	2,665	1,423	87.3%
Total	970	(18,927)	(105.1)%
Commercial
Charge-offs	(69)	(12,241)	(99.4)%
Recoveries	3,804	2,929	29.9%
Total	3,735	(9,312)	(140.1)%
Consumer
Charge-offs	(176)	(22)	700.0%
Recoveries	94	316	(70.3)%
Total	(82)	294	(127.9)%
Auto loans and leases
Charge-offs	(310)	(946)	(67.2)%
Recoveries	657	1,209	(45.7)%
Total	347	263	31.9%

Total charge-offs	(63,774)	(86,546)	(26.3)%
Total recoveries	36,102	36,791	(1.9)%
Net credit losses	$(27,672)	$(49,755)	(44.4)%

TABLE 12 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES (CONTINUED)

	Year Ended December 31,
	2022	2021	Variance %
	(Dollars in thousands)
Net credit losses to average loans outstanding:
Mortgage	(0.22)%	1.10%	-120.39%
Commercial	0.33%	0.66%	-49.3%
Consumer	2.33%	2.12%	9.7%
Auto loans and leases	0.62%	0.14%	338.3%
Total	0.42%	0.76%	-45.4%
Recoveries to charge-offs	56.61%	42.51%	33.2%
Average Loans Held for Investment
Mortgage	$1,787,476	$2,102,215	-15.0%
Commercial	2,538,720	2,392,625	6.1%
Consumer	516,883	408,995	26.4%
Auto loans and leases	1,814,681	1,633,653	11.1%
Total	$6,657,760	$6,537,488	1.8%
Net charge-offs for 2022 amounted to $27.7 million, decreasing $22.1 million when compared to $49.8 million in 2021. Net charge-offs variances were as follows:
Residential mortgage loans net recoveries amounted to $4.0 million in 2022, decreasing $27.1 million when compared to net charge-offs of $23.1 million in 2021. The change reflects the effect in 2021 of charge-offs amounting to $30.1 million associated with OFG’s decision to sell past due mortgage loans during the fourth quarter of 2021 and recoveries of $1.1 million associated with the final settlement, during the first quarter of 2022, of the aforementioned transfer of loans to held for sale.
Commercial loans net charge-offs amounted to $8.4 million in 2022, decreasing $7.3 million when compared to net charge-offs of $15.7 million in 2021. The 2022 net charge-offs included $12.3 million charge-offs previously reserved for four commercial loans, two of them were sold during 2022. In addition, the 2022 net charge-offs included a $2.8 million recovery from a Puerto Rico government public corporation PCD commercial loan repaid during the first quarter of 2022.
Consumer loans net charge-offs amounted to $12.0 million in 2022, increasing $3.4 million when compared to net charge-offs of $8.7 million in 2021. The increase in net-charge offs during 2022 was driven by an increase in business volumes and change in the delinquency trend. During 2021, borrowers received several federal incentives which facilitated the stabilization of delinquency trends.
Auto loans net charge-offs amounted to $11.2 million, increasing $8.9 million when compared to $2.3 million for 2021. The increase in net-charge offs during 2022 was driven by an increase in business volumes and the stabilization of delinquency trends. During 2021, borrowers received several federal incentives which facilitated the stabilization of delinquency trends

TABLE 13 — NON-PERFORMING ASSETS

	December 31,		Variance %
	2022	2021
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans
Troubled-Debt Restructuring loans	$20,329	$24,539	-17.2%
Other loans	60,083	64,465	-6.8%
Accruing loans
Troubled-Debt Restructuring loans	8,978	9,087	-1.2%
Other loans	1,295	1,038	24.8%
Total	$90,685	$99,129	-8.5%
PCD	9,186	12,879	-28.7%
Total non-performing loans	$99,871	$112,008	-10.8%
Foreclosed real estate	11,214	15,039	-25.4%
Other repossessed assets	4,617	1,945	137.4%
	$115,702	$128,992	-10.3%

Non-performing assets to total assets	1.18%	1.30%	-9.2%
Non-performing assets to total capital	11.10%	12.06%	-8.0%

TABLE 14 — NON-ACCRUAL LOANS

	December 31,		Variance %
	2022	2021
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial	$34,432	$37,603	-8.4%
Mortgage	23,241	29,269	-20.6%
Consumer	3,128	2,303	35.8%
Auto loans and leases	19,613	19,829	-1.1%
Total	$80,414	$89,004	-9.7%
PCD
Commercial	$8,927	$12,545	-28.8%
Mortgage	259	334	-22.5%
Total	$9,186	$12,879	-28.7%
Total non-accrual loans	$89,600	$101,883	-12.1%
Non-accruals loans composition percentages:
Commercial	48.4%	49.2%
Mortgage	26.2%	29.1%
Consumer	3.5%	2.3%
Auto loans and leases	21.9%	19.4%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.31%	1.59%	-17.61%
Allowance for credit losses to non-accrual loans	170.39%	153.05%	11.33%

	Year Ended December 31,
	2022	2021
	(In thousands)
Interest that would have been recorded in the year if the loans had not been classified as non-accruing loans	$1,420	$1,467

TABLE 15 - NON-PERFORMING LOANS

	December 31,		Variance %
	2022	2021
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial	$34,432	$37,603	-8.4%
Mortgage	33,512	39,394	-14.9%
Consumer	3,128	2,303	35.8%
Auto loans and leases	19,613	19,829	-1.1%
Total	$90,685	$99,129	-8.5%
PCD
Commercial	$8,927	$12,545	-28.8%
Mortgage	259	334	-22.5%
Total	$9,186	$12,879	-28.7%
Total non-performing loans	$99,871	$112,008	-10.8%
Non-performing loans composition percentages:
Commercial	43.4%	44.8%
Mortgage	33.8%	35.5%
Consumer	3.1%	2.1%
Auto loans and leases	19.7%	17.6%
	100.0%	100.0%
Non-performing loans to:
Total loans held for investment gross	1.46%	1.75%	-16.57%
Total assets	1.02%	1.13%	-9.7%
Total capital	9.58%	10.48%	-8.6%
Non-performing loans with partial charge-offs to:
Total loans held for investment gross	0.40%	0.46%	-13.0%
Non-performing loans	27.27%	26.53%	2.8%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	99.57%	170.31%	-41.5%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	210.18%	189.49%	10.9%

TABLE 16 - LIABILITIES SUMMARY AND COMPOSITION

	December 31,		Variance %
	2022	2021
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,630,458	$2,501,644	5.1%
NOW accounts	2,546,245	2,702,636	-5.8%
Savings and money market accounts	2,227,963	2,177,779	2.3%
Time deposits	1,162,959	1,220,262	-4.7%
Total deposits	8,567,625	8,602,321	-0.4%
Accrued interest payable	739	797	-7.3%
Total deposits and accrued interest payable	8,568,364	8,603,118	-0.4%
Borrowings:
Advances from FHLB	26,716	28,488	-6.2%
Subordinated capital notes	—	36,083	-100.0%
Other borrowings	318	—	100.0%
Total borrowings	27,034	64,571	-58.1%
Total deposits and borrowings	8,595,398	8,667,689	-0.8%
Other Liabilities:
Derivative liabilities	—	804	-100.0%
Acceptances outstanding	28,607	35,329	-19.0%
Lease liability	27,370	30,498	-10.3%
Other liabilities	124,999	96,240	29.9%
Total liabilities	$8,776,374	$8,830,560	-0.6%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	30.7%	29.1%
NOW accounts	29.7%	31.4%
Savings and money market accounts	26.0%	25.3%
Time deposits	13.6%	14.2%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	98.8%	44.1%
Subordinated capital notes	0.0%	55.9%
Other borrowings	1.2%	—%
	100.0%	100.0%

Liabilities and Funding Sources
As shown in Table 16 above, at December 31, 2022, OFG’s total liabilities were $8.776 billion, 0.6% lower than the $8.831 billion reported at December 31, 2021. Deposits and borrowings, OFG’s funding sources, amounted to $8.595 billion at December 31, 2022 compared to $8.668 billion at December 31, 2021. Deposits, excluding accrued interest payable, decreased 0.4% reflecting a decrease of $57.4 million in time deposits from maturities, offset by an increase in commercial and personal savings deposits of $22.6 million.
As of December 31, 2022 borrowings consist of short-term FHLB advances amounting to $26.7 million. Borrowings decreased by $37.6 million, when compared to $64.6 million at December 31, 2021, reflecting the redemption of all $36.1 million variable rate subordinated capital notes before maturity during 2022.

Stockholders’ Equity
At December 31, 2022, OFG’s total stockholders’ equity was $1.042 billion, a 3% decrease when compared to $1.069 billion at December 31, 2021. This reduction in stockholders’ equity reflects a decrease of $60.6 million from treasury stock and $268 thousand in additional paid-in capital, as a result of repurchases of common stock in the aggregate amount of $64.1 million in connection with the $100 million stock buyback program announced during the first quarter of 2022. It also reflects a decrease in accumulated other comprehensive income, net of tax, of $98.6 million from changes in the market value of available-for-sale securities due to FRB interest rates increases during 2022. The decrease was offset by an increase in retained earnings of $116.4 million and legal surplus of $16.2 million, mainly due to $166.2 million in net income, partially offset by $33.6 million common stock dividends issued during 2022.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of December 31, 2022, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
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
During 2022, OFG redeemed all of its $36.1 million subordinated capital notes and, as a result, OFG’s tier 1 capital was reduced by the corresponding $35.0 million qualified trust preferred securities, which were previously included in tier 1 capital.
The risk-based capital ratios presented in Table 17 include common equity tier 1, tier 1 capital, total capital and leverage capital as of December 31, 2022 and 2021 and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at December 31, 2022 and 2021:
TABLE 17 — CAPITAL, DIVIDENDS AND STOCK DATA

	December 31,	December 31,	Variance
	2022	2021	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,042,406	$1,069,160	(2.5)%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	13.64%	13.77%	(0.9)%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$1,037,385	964,284	7.6%
Minimum common equity tier 1 capital required	$342,246	315,219	8.6%
Minimum capital conservation buffer required (2.5%)	$190,137	175,122	8.6%
Excess over regulatory requirement	$505,002	473,943	6.6%
Risk-weighted assets	$7,605,466	7,004,876	8.6%
Tier 1 risk-based capital ratio	13.64%	14.27%	(4.4)%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$1,037,385	$999,284	3.8%
Minimum tier 1 risk-based capital required	$456,328	$420,293	8.6%
Minimum capital conservation buffer required (2.5%)	$190,137	175,122	8.6%
Excess over regulatory requirement	$390,920	$403,869	(3.2)%
Risk-weighted assets	$7,605,466	$7,004,876	8.6%
Total risk-based capital ratio	14.89%	15.52%	(4.1)%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,132,658	$1,086,897	4.2%
Minimum total risk-based capital required	$608,437	$560,390	8.6%
Minimum capital conservation buffer required (2.5%)	$190,137	175,122	8.6%
Excess over regulatory requirement	$334,084	$351,385	(4.9)%
Risk-weighted assets	$7,605,466	$7,004,876	8.6%
Leverage capital ratio	10.36%	9.69%	6.9%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$1,037,385	$999,284	3.8%
Minimum tier 1 capital required	$400,445	$412,359	(2.9)%
Excess over regulatory requirement	$636,940	$586,925	8.5%
Tangible common equity to total assets	9.48%	9.57%	(0.9)%
Tangible common equity to risk-weighted assets	12.24%	13.52%	(9.5)%
Total equity to total assets	10.62%	10.80%	-1.7%
Total equity to risk-weighted assets	13.71%	15.26%	(10.2)%
Stock data:
Outstanding common shares	47,581,375	49,636,352	(4.1)%
Book value per common share	$21.91	$21.54	1.7%
Tangible book value per common share	$19.56	$19.08	2.5%
Market price at end of year	$27.56	$26.56	3.8%
Market capitalization at end of year	$1,311,343	$1,318,342	-0.5%

From December 31, 2021 to December 31, 2022, leverage capital ratio increased from 9.69% to 10.36%, tier 1 risk-based capital ratio decreased from 14.27% to 13.64%, total risk-based capital ratio decreased from 15.52% to 14.89%, common equity tier 1 capital ratio decreased from 13.77% to 13.64%, and tangible common equity to tangible total assets decreased from 9.69% to 9.59%. The decreases in capital ratios reflected common stock repurchases of $64.1 million during 2022 and an increase in risk-weighted assets, partially offset by increase in retained earnings from net income. Risk-weighted assets increased, mainly from higher loan and investment portfolios at December 31, 2022. Also, during 2022, OFG completed the redemption and cancellation of its subordinated capital notes, further reducing tier 1 risk-based capital and total risk-based capital by $35.0 million. Tangible common equity was also affected by $98.6 million other comprehensive losses during 2022 in available-for-sale securities as a result of increases in market interest rates as a result of recent developments in the U.S. economy, particularly inflationary pressures.

	December 31,		Variance
	2022	2021	%
	(Dollars in thousands)
Common dividend data:
Cash dividends declared	$33,593	$20,505	63.8%
Cash dividends declared per share	$0.70	$0.40	75.0%
Payout ratio	20.35%	14.19%	43.4%
Dividend yield	2.54%	1.50%	69.3%
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,042,406	$1,069,160
Goodwill	(84,241)	(86,069)
Other intangible assets	(27,593)	(36,093)
Total tangible common equity (non-GAAP)	$930,572	$946,998
Total assets	$9,818,780	9,899,720
Goodwill	(84,241)	(86,069)
Core deposit intangible	(21,131)	(27,630)
Customer relationship intangible	(6,462)	(8,368)
Other intangibles	—	(95)
Total tangible assets	$9,706,946	$9,777,558
Tangible common equity to tangible assets	9.59%	9.69%
Common shares outstanding at end of year	47,581,375	49,636,352
Tangible book value per common share	$19.56	$19.08
The tangible common equity to tangible assets ratio and tangible book value per common share are non-GAAP measures and, unlike tier 1 capital and common equity tier 1 capital, are not codified in the federal banking regulations. Management and many stock analysts use the tangible common equity to tangible assets ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which OFG calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

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
The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	December 31,		Variance
	2022	2021	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,037,385	$964,284	7.6%
Additional tier 1 capital	—	35,000	(100.0)%
Tier 1 capital	1,037,385	999,284	3.8%
Additional Tier 2 capital	95,273	87,613	8.7%
Total risk-based capital	$1,132,658	$1,086,897	4.2%
Risk-weighted assets:
Balance sheet items	$6,976,335	$6,406,115	8.9%
Off-balance sheet items	629,131	598,761	5.1%
Total risk-weighted assets	$7,605,466	$7,004,876	8.6%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	13.64%	13.77%	(0.9)%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	13.64%	14.27%	(4.4)%
Total capital (minimum required, including capital conservation buffer - 10.5%)	14.89%	15.52%	(4.1)%
Leverage ratio (minimum required - 4%)	10.36%	9.69%	6.9%
Equity to assets	10.62%	10.80%	-1.7%
Tangible common equity to assets	9.48%	9.57%	(0.9)%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2022 and 2021:

	December 31,		Variance
	2022	2021	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.36%	13.09%	(5.58)%
Actual common equity tier 1 capital	$933,494	$908,717	2.7%
Minimum capital requirement (4.5%)	$339,910	$312,371	8.8%
Minimum capital conservation buffer requirement (2.5%)	$188,839	$173,540	8.8%
Minimum to be well capitalized (6.5%)	$490,981	$451,203	8.8%
Tier 1 Capital to Risk-Weighted Assets	12.36%	13.09%	(5.6)%
Actual tier 1 risk-based capital	$933,494	$908,717	2.7%
Minimum capital requirement (6%)	$453,214	$416,495	8.8%
Minimum capital conservation buffer requirement (2.5%)	$188,839	$173,540	8.8%
Minimum to be well capitalized (8%)	$604,285	$555,327	8.8%
Total Capital to Risk-Weighted Assets	13.61%	14.34%	(5.1)%
Actual total risk-based capital	$1,028,126	$995,549	3.3%
Minimum capital requirement (8%)	$604,285	$555,327	8.8%
Minimum capital conservation buffer requirement (2.5%)	$188,839	$173,540	8.8%
Minimum to be well capitalized (10%)	$755,356	$694,159	8.8%
Total Tier 1 Capital to Average Total Assets	9.42%	8.87%	6.2%
Actual tier 1 capital	$933,494	$908,717	2.7%
Minimum capital requirement (4%)	$396,525	$409,855	(3.3)%
Minimum to be well capitalized (5%)	$495,656	$512,319	(3.3)%
OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At December 31, 2022 and December 31, 2021, OFG’s market capitalization for its outstanding common stock was $1.311 billion ($27.56 per share) and $1.318 billion ($26.56 per share), respectively.

The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2022
December 31, 2022	$28.90	$25.50	$0.20
September 30, 2022	$29.45	$24.66	$0.20
June 30, 2022	$29.22	$25.40	$0.15
March 31, 2022	$30.54	$26.21	$0.15
2021
December 31, 2021	$27.33	$23.84	$0.12
September 30, 2021	$25.66	$20.04	$0.12
June 30, 2021	$25.14	$21.61	$0.08
March 31, 2021	$22.93	$16.48	$0.08
2020
December 31, 2020	$18.54	$12.59	$0.07
September 30, 2020	$14.35	$12.12	$0.07
June 30, 2020	$15.10	$9.38	$0.07
March 31, 2020	$23.50	$9.32	$0.07

In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During 2022, OFG repurchased 2,351,868 shares for a total of $64.1 million at an average price of $27.26 per share. During 2021, OFG repurchased 2,052,429 shares under the $50.0 million repurchase program approved at that time for a total of $49.9 million, at an average price of $24.29 per share. OFG did not repurchase any shares of its common stock during 2022 and 2021, other than through its publicly announced stock repurchase program.
At December 31, 2022 the number of shares that may yet be purchased under the $100 million stock buyback program is estimated at 1,302,242 and was calculated by dividing the remaining balance of $35.9 million by $27.56 (closing price of OFG’s common stock at December 31, 2022).

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

The following table presents the results of the simulations for the most likely scenarios at December 31, 2022. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table, presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$8,528	1.54%	$2,722	0.49%
+ 100 Basis points	$18,838	3.41%	$7,142	1.29%
+ 200 Basis points	$39,495	7.15%	$16,020	2.90%
- 50 Basis points	$(12,459)	-2.26%	$(6,990)	-1.27%
'-100 Basis points	$(22,361)	-4.05%	$(11,191)	-2.03%
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

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and advances from the FHLB in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed, in the past, certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms and using hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of short-term advances from the FHLB still outstanding as of December 31, 2022.

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

Following is a summary of certain strategies, including derivative activities, currently used by OFG to manage interest rate risk:
Interest rate swaps and borrowings — OFG uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB that are tied to a variable rate index. The interest rate swaps effectively fix OFG’s interest payments on these borrowings. As of December 31, 2022, OFG had $26.6 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $26.7 million in advances from the FHLB that reprice or are being rolled over on a monthly basis. An asset of $406 thousand was recognized at December 31, 2022 related to the valuation of these swaps.
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
OFG’s business requires continuous access to various funding sources. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements, subordinated notes and brokered deposits. As of December 31, 2022, OFG had $11.4 million in brokered deposits.
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

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.403 billion at December 31, 2022 ($214.7 million with maturity of one year or less and $1.188 billion with maturity over one year) compared to $1.365 billion at December 31, 2021 ($280.6 million with maturity of one year or less and $1.085 billion with maturity over one year), and standby letters of credit provided to customers decreased to $24.7 million compared to $25.2 million at December 31, 2021. Loans sold with recourse at December 31, 2022 and 2021 amounted to $110.9 million and $121.8 million, respectively.
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
At December 31, 2022 and 2021, OFG maintained other non-credit commitments amounting to $21.5 million and $8.9 million, respectively, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At December 31, 2022 and 2021, OFG had commitments for capital expenditures in technology amounting to $8.6 million and $15.4 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
Our liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the Covid-19 pandemic. Requests for loan payment deferrals rose in the second quarter of 2020. Nevertheless, most payment deferrals ended in the third quarter of 2020. In September 2022, Puerto Rico was declared a disaster zone by local and federal authorities due Hurricane Fiona. OFG granted loan payment accommodations to certain qualified borrowers in order to provide them with flexibility to address the hurricane’s immediate impact. Even though OFG’s liquidity was impacted by loan principal and interest payment deferrals that were granted for certain customers due to the Covid-19 pandemic and Hurricane Fiona, liquidity has been growing from the federal stimulus programs Puerto Rico is receiving following Hurricane Maria in 2017, the January 2020 earthquakes, the Covid-19 pandemic and Hurricane Fiona in 2022. However, liquidity can be further affected by a number of factors such as, counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from inflation and the war in Ukraine, as well as potential Covid-19 variants, we continue monitoring our liquidity position, specifically cash on hand to meet customer demands.
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
As of December 31, 2022, OFG had approximately $550.3 million in unrestricted cash and cash equivalents, $1.654 billion in investment securities that are not pledged as collateral, and $628.1 million in borrowing capacity at the FHLB.

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
OFG is subject to extensive United States federal and Puerto Rico regulations and, OFG has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. OFG has a corporate compliance function headed by a Chief Risk and Compliance Officer who reports to the Chief Executive Officer and supervises the BSA Officer and Regulatory Compliance Officer. The Chief Risk and Compliance Officer is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program, including the Bank Secrecy Act/Anti-Money Laundering compliance program.
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
FINANCIAL STATEMENTS INDEX

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
As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of OFG’s internal control over financial reporting as of December 31, 2022. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).
Based on its assessment, management has concluded that OFG maintained effective internal control over financial reporting as of December 31, 2022 based on the COSO Criteria.
The effectiveness of OFG’s internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, OFG’s independent registered public accounting firm, as stated in their report dated February 24, 2023.

By:	/s/ José Rafael Fernández	By:	/s/ Maritza Arizmendi
José Rafael Fernández		Maritza Arizmendi
President and Chief Executive Officer		Chief Financial Officer
Date: February 24, 2023		Date: February 24, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFG Bancorp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial condition of OFG Bancorp and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Allowance for Credit Losses related to loans collectively evaluated for impairment

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for credit losses for loans was $153 million as of December 31, 2022, which includes loans evaluated on a collective basis when they share similar risk characteristics (the December 31, 2022 collective ACL). The Company uses a discounted cash flow (DCF) method to measure credit losses on most of the Non-Purchased Credit Deteriorated (Non- PCD) portfolios and undiscounted cash flow (UDCF) method for Purchased Credit Deteriorated (PCD) portfolios. The Company estimated the collective ACL using probability of default (PD), loss given default (LGD), and exposure at default (EAD). The PD and LGD incorporate consideration of economic forecast scenarios and macroeconomic assumptions based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis to the historical information for the remainder of the contractual term adjusted for prepayments. The Company estimates the EAD using prepayment models which projects prepayments over the life of the loans. Qualitative adjustments are made to the collective ACL to consider factors for asset-specific risk characteristics to the extent they do not exist in the historical information that have not been accounted for and are expected to impact the amount of future losses.

We identified the assessment of the December 31, 2022 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment of the collective ACL methodology encompassed the evaluation of the methods and models used to estimate the PD, LGD, and prepayments and their significant assumptions, including the selection of macroeconomic forecast scenarios and the weighting of the scenarios, the reasonable and supportable forecast periods, and the historical observation periods. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayments models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

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

We evaluated the Company’s process to develop the December 31, 2022 collective ACL estimates by testing the selection of the method, certain sources of relevant data, assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of macroeconomic forecast scenarios and weighting of the scenarios by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing them to specific portfolio risk characteristics and trends

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2022 collective ACL estimates by evaluating the:
•cumulative result of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 2005.

San Juan, Puerto Rico
February 24, 2023

Stamp No. E519748 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFG Bancorp:
Opinion on Internal Control Over Financial Reporting

We have audited OFG Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2023

Stamp No. E519749 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

OFG BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2022 AND 2021

	December 31,
	2022	2021
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$546,146	$2,014,523
Money market investments	4,161	8,952
Total cash and cash equivalents	550,307	2,023,475
Restricted cash	157	175
Investments:
Trading securities, at fair value, with amortized cost of $162 (December 31, 2021 - $162)	9	20
Investment securities available-for-sale, at fair value, with amortized cost of $1,522,812 (December 31, 2021 - $503,421); no allowance for credit losses	1,412,776	510,713
Investment securities held-to-maturity, at amortized cost, with fair value of $469,186 (December 31, 2021 - $363,653); no allowance for credit losses	535,070	367,507
Equity securities	23,667	17,578
Total investments	1,971,522	895,818
Loans:
Loans held-for-sale, at lower of cost or fair value	40,587	82,662
Loans held for investment, net of allowance for credit losses of $152,673 (December 31, 2021 - $155,937)	6,682,649	6,246,649
Total loans	6,723,236	6,329,311
Other assets:
Foreclosed real estate	11,214	15,039
Accrued interest receivable	62,402	56,560
Deferred tax asset, net	55,485	99,063
Premises and equipment, net	106,820	92,124
Customers' liability on acceptances	28,607	35,329
Servicing assets	50,921	48,973
Goodwill	84,241	86,069
Other intangible assets	27,593	36,093
Operating lease right-of-use assets	25,363	28,846
Other assets	120,912	152,845
Total assets	$9,818,780	$9,899,720
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2022 AND 2021 (CONTINUED)

	December 31,
	2022	2021
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,176,758	$5,204,340
Savings accounts	2,227,965	2,177,780
Time deposits	1,163,641	1,220,998
Total deposits	8,568,364	8,603,118
Borrowings:
Advances from the Federal Home Loan Bank of New York (the “FHLB”)	26,716	28,488
Subordinated capital notes	—	36,083
Other borrowings	318	—
Total borrowings	27,034	64,571
Other liabilities:
Derivative liabilities	—	804
Acceptances executed and outstanding	28,607	35,329
Operating lease liabilities	27,370	30,498
Accrued expenses and other liabilities	124,999	96,240
Total liabilities	8,776,374	8,830,560
Commitments and contingencies (See Note 25)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 47,581,375 shares outstanding (December 31, 2021 - 59,885,234 shares issued; 49,636,352 shares outstanding)	59,885	59,885
Additional paid-in capital	636,793	637,061
Legal surplus	133,901	117,677
Retained earnings	516,371	399,949
Treasury stock, at cost, 12,303,859 shares (December 31, 2021 - 10,248,882 shares)	(211,135)	(150,572)
Accumulated other comprehensive (loss) income, net of tax of $16,221 (December 31, 2021 - $1,328)	(93,409)	5,160
Total stockholders’ equity	1,042,406	1,069,160
Total liabilities and stockholders’ equity	$9,818,780	$9,899,720
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Interest income:
Loans	$460,162	$433,788	$457,435
Mortgage-backed securities	31,298	11,614	7,558
Investment securities and other	24,113	3,797	8,354
Total interest income	515,573	449,199	473,347
Interest expense:
Deposits	32,239	39,014	60,198
Securities sold under agreements to repurchase	—	—	1,335
Advances from FHLB and other borrowings	733	1,641	1,988
Subordinated capital notes	521	1,174	1,394
Total interest expense	33,493	41,829	64,915
Net interest income	482,080	407,370	408,432
Provision for credit losses	24,119	221	92,672
Net interest income after provision for credit losses	457,961	407,149	315,760
Non-interest income:
Banking service revenue	71,161	71,706	62,579
Wealth management revenue	32,635	35,044	31,789
Mortgage banking activities	21,929	22,508	16,504
Total banking and financial service revenues	125,725	129,258	110,872

Net (loss) gain on:
Sale of securities	(247)	19	4,728
Early extinguishment of debt	42	(1,481)	(63)
Bargain purchase from Scotiabank Acquisition	—	—	7,336
Other non-interest income	6,170	5,414	1,479
Total non-interest income	131,690	133,210	124,352
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 (CONTINUED)

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	142,930	133,442	132,926
Occupancy, equipment and infrastructure costs	51,308	50,158	47,283
Electronic banking charges	39,554	37,202	34,698
Information technology expenses	21,891	18,965	20,823
Professional and service fees	24,842	20,080	17,135
Taxes, other than payroll and income taxes	12,999	13,829	13,831
Insurance	9,898	10,092	11,424
Loan servicing and clearing expenses	9,161	7,604	6,752
Advertising, business promotion, and strategic initiatives	8,240	6,999	5,851
Communication	4,296	4,555	4,067
Printing, postage, stationery and supplies	3,563	4,037	3,847
Director and investor relations	1,125	1,135	1,174
Merger and restructuring charges	—	—	16,083
Climate events expenses	1,574	—	—
Foreclosed real estate and other repossessed assets (income) expenses, net	(2,074)	(3,007)	7,767
Other	16,239	20,665	21,625
Total non-interest expense	345,546	325,756	345,286
Income before income taxes	244,105	214,603	94,826
Income tax expense	77,866	68,452	20,499
Net income	166,239	146,151	74,327
Less: dividends on preferred stock	—	(1,255)	(6,512)
Net income available to common shareholders	$166,239	$144,896	$67,815
Earnings per common share:
Basic	$3.46	$2.85	$1.32
Diluted	$3.44	$2.81	$1.32
Average common shares outstanding and equivalents	48,436	51,370	51,555
Cash dividends per share of common stock	$0.70	$0.40	$0.28
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$166,239	$146,151	$74,327
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(117,575)	(6,951)	19,296
Realized loss (gain) on sale of securities available-for-sale	247	(19)	(4,728)
Unrealized gain (loss) on cash flow hedges	1,210	908	(804)
Other comprehensive (loss) income before taxes	(116,118)	(6,062)	13,764
Income tax effect	17,549	200	(1,734)
Other comprehensive (loss) income after taxes	(98,569)	(5,862)	12,030
Comprehensive income	$67,670	$140,289	$86,357
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Preferred stock:
Balance at beginning of year	$—	$92,000	$92,000
Redemption of preferred stock	—	(92,000)	—
Balance at end of year	—	—	92,000
Common stock:
Balance at the beginning and end of year	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of year	637,061	622,652	621,515
Stock-based compensation expense	4,185	6,245	2,170
Lapsed restricted stock units	(4,453)	(1,966)	(1,033)
Redemption of preferred stock, issuance costs	—	10,130	—
Balance at end of year	636,793	637,061	622,652
Legal surplus:
Balance at beginning of year	117,677	103,269	95,779
Transfer from retained earnings	16,224	14,408	7,490
Balance at end of year	133,901	117,677	103,269
Retained earnings:
Balance at beginning of year	399,949	300,096	279,646
Topic 326 adoption	—	—	(25,494)
Balance at beginning of year (as adjusted for change in accounting principle)	399,949	300,096	254,152
Net income	166,239	146,151	74,327
Cash dividends declared on common stock[1]	(33,593)	(20,505)	(14,381)
Cash dividends declared on preferred stock	—	(1,255)	(6,512)
Transfer to legal surplus	(16,224)	(14,408)	(7,490)
Redemption of preferred stock, issuance costs	—	(10,130)	—
Balance at end of year	516,371	399,949	300,096
Treasury stock:
Balance at beginning of year	(150,572)	(102,949)	(102,339)
Stock repurchased	(64,110)	(49,872)	(2,226)
Lapsed restricted stock units and options	3,547	2,249	1,616
Balance at end of year	(211,135)	(150,572)	(102,949)
Accumulated other comprehensive (loss) income, net of tax:
Balance at beginning of year	5,160	11,022	(1,008)
Other comprehensive (loss) income, net of tax	(98,569)	(5,862)	12,030
Balance at end of year	(93,409)	5,160	11,022
Total stockholders’ equity	$1,042,406	$1,069,160	$1,085,975
[1] Dividends declared per common share during 2022 - $0.70 (2021 - $0.40; 2020 - $0.28).
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$166,239	$146,151	$74,327
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value (discounts) premiums on loans	683	(10,193)	(11,061)
Amortization of fair value premiums on acquired deposits	—	—	(2,607)
Amortization of investment securities premiums, net of accretion of (discounts)	(3,628)	3,111	4,971
Amortization of other intangible assets	8,500	9,803	11,069
Net change in operating leases	360	469	455
Depreciation and amortization of premises and equipment	15,812	14,128	12,687
Deferred income tax expense, net	61,126	63,616	27,846
Provision for credit losses	24,119	221	92,672
Stock-based compensation	4,185	6,245	2,170
Bargain purchase from Scotiabank PR & USVI acquisition	—	—	(7,336)
Loss (gain) on:
Sale of securities	247	(19)	(4,728)
Sale of loans	(1,202)	(7,292)	(4,451)
Early extinguishment of debt	(42)	1,481	63
Foreclosed real estate and other repossessed assets	(12,186)	(10,435)	2,250
Sale of other assets	(4,962)	(571)	(6)
Originations and purchases of loans held-for-sale	(185,884)	(353,685)	(236,107)
Proceeds from sale of loans held-for-sale	97,608	220,684	128,018
Net decrease (increase) in:
Accrued interest receivable	(5,825)	9,537	(23,598)
Servicing assets	(1,948)	(1,678)	3,484
Other assets	35,371	(9,051)	(7,184)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	34	(861)	(10,538)
Accrued expenses and other liabilities	(34,151)	18,383	(17,436)
Net cash provided by operating activities	164,456	100,044	34,960

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 (CONTINUED)
	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,266,569)	(29,095)	(158,412)
Investment securities held-to-maturity	(196,742)	(380,322)	—
FHLB stock	(122)	—	—
Equity securities	(4,550)	(7,650)	(3,402)
Maturities and redemptions of:
Investment securities available-for-sale	132,756	102,034	569,658
Investment securities held-to-maturity	29,438	12,445	—
FHLB stock	83	2,312	4,770
Proceeds from sales of:
Investment securities available-for-sale	242,126	2,174	320,984
Foreclosed real estate and other repossessed assets, including write-offs	48,805	44,966	40,622
Loans held for investment	—	4,846	—
Premises and equipment	4,784	570	52
Other assets	1,060	—	—
Origination and purchase of loans, excluding loans held-for-sale	(2,885,018)	(2,036,516)	(1,493,854)
Principal repayment of loans	2,412,011	2,124,355	1,492,748
Additions to premises and equipment	(30,999)	(23,053)	(15,263)
Outlays for business acquisitions	—	—	(402)
Net cash (used in) provided by investing activities	$(1,512,937)	$(182,934)	$757,501
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	6,906	152,699	735,830
Securities sold under agreements to repurchase	—	—	(190,063)
Subordinated capital notes	(34,958)	—	—
FHLB advances, federal funds purchased, and other borrowings	(1,547)	(39,174)	(12,872)
Exercise of stock options and restricted units lapsed, net	(906)	283	583
Purchase of treasury stock	(64,110)	(49,872)	(2,226)
Redemption of preferred stock	—	(92,000)	—
Dividends paid on preferred stock	—	(1,255)	(6,512)
Dividends paid on common stock	(30,090)	(19,718)	(14,381)
Net cash (used in) provided by financing activities	$(124,705)	$(49,037)	$510,359
Net change in cash, cash equivalents and restricted cash	(1,473,186)	(131,927)	1,302,820
Cash, cash equivalents and restricted cash at beginning of year	2,023,650	2,155,577	852,757
Cash, cash equivalents and restricted cash at end of year	$550,464	$2,023,650	$2,155,577

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 (CONTINUED)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$546,146	$2,014,523	$2,142,294
Money market investments	4,161	8,952	11,908
Restricted cash	157	175	1,375
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$550,464	$2,023,650	$2,155,577

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$26,959	$35,338	$56,442
Income taxes paid	$5,126	$2,794	$6,255
Operating lease liabilities paid	$10,107	$10,948	$12,778
Mortgage loans held-for-sale securitized into mortgage-backed securities	$126,082	$149,080	$90,174
Transfer from loans to foreclosed real estate and other repossessed assets	$37,233	$39,547	$23,332
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$17,476	$54,983	$2,542
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$22,723	$7,053	$—
Financed sales of foreclosed real estate	$1,767	$1,444	$284
Interest on loans subject to the temporary payment moratorium	$—	$—	$35,593
Delinquent loans booked under the GNMA buy-back option	$32,590	$14,511	$56,193
Conversion of debt security to equity security	$1,500	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of OFG Bancorp (“OFG” or the “Company”) conform with GAAP and to banking industry practices. The following is a description of OFG’s most significant accounting policies:
Nature of Operations
OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), and OFG Ventures LLC (“OFG Ventures”), which holds investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, auto leasing and lending, financial planning, insurance sales, money management, investment banking and securities brokerage services, as well as corporate and individual trust services. Effective December 31, 2022, OFG sold its retirement plan administration business which was operated under the OPC subsidiary and OPC thereafter discontinued its operations. Annual results include these operations until the date of sale.
OFG conducts its business through its main office in San Juan, Puerto Rico, forty-one branches in Puerto Rico and two branches in the U.S. Virgin Islands (the “USVI”). OFG has three subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services and Oriental Insurance; two subsidiaries in the United States, OPC and OFG Ventures; and a subsidiary in the Cayman Islands, OFG Reinsurance. OFG is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.
The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank offers banking services such as commercial, consumer and mortgage lending, auto leasing and lending, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank has an operating subsidiary, OFG USA LLC, a wholly-owned subsidiary of the Bank, which is a commercial lender organized in Delaware. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are international banking entities licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to persons located in Puerto Rico with assets/liabilities located outside of Puerto Rico. The Bank’s USVI operations are also subject to the supervision, examination and regulation of the USVI Banking Board.
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
OFG’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”) guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA mortgage loans for issuance of FNMA mortgage-backed securities.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio and up to December 31, 2022 had a subservicing arrangement with a third party for a portion of its acquired loan portfolio. This subservicing arrangement will conclude on May 1, 2023. OFG services most of its mortgage loan portfolio.
On December 31, 2019, OFG purchased from the The Bank of Nova Scotia (“BNS”) all outstanding common stock of Scotiabank de Puerto Rico (“SBPR”). Immediately following the closing, OFG merged SBPR with and into the Bank, with the Bank continuing as the surviving entity. As part of this transaction, the Bank also acquired the USVI banking operations of BNS through an acquisition of certain assets (including loans, ATMs and physical branch locations) and an assumption of certain liabilities (including deposits). In addition, OFG acquired certain loans and assumed certain liabilities, from BNS’s Puerto Rico branch. This transaction is referred to as the “Scotiabank Acquisition.”
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of OFG Bancorp and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Statutory Trust II was exempt from the consolidation requirements of GAAP.
Business Combinations
OFG accounted for the Scotiabank Acquisition under the accounting guidance of ASC Topic No. 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets and liabilities acquired were initially recorded at fair value. No allowance for credit losses related to the acquired loans was recorded on the acquisition date. Loans acquired were recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. These fair value estimates associated with the loans included estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. The valuation of these loans required management to make subjective judgments concerning estimates about how the acquired loans would perform in the future using valuation methods, including discounted cash flow analyses and other factors as market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the timing of foreclosure and liquidation of collateral, expected prepayment rates, and specific industry and market conditions. Refer to Note 2 – Business Combination for further discussion of the Scotiabank Acquisition.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment Securities
OFG classifies its investments in debt and equity securities into one of four categories:
Held-to-maturity - Securities that management has the intent and ability to hold to maturity. These securities are carried at amortized cost. Since the adoption of current expected credit losses (“CECL”) on January 1, 2020, an allowance for credit losses is established for the expected credit losses over the remaining term of debt securities held to maturity. OFG’s portfolio of held to maturity securities is comprised of US Treasury notes and obligations from the U.S. Government. These securities have an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, OFG applies a zero-credit loss assumption and no ACL for these securities has been established. OFG monitors its securities portfolio composition and credit performance on a quarterly basis to determine if any allowance is considered necessary.
Available for sale - Securities to be held for indefinite periods of time. These securities are carried at fair value. Declines in fair value below the securities’ amortized cost which are not related to estimated credit losses are recorded through other comprehensive income or loss, net of taxes. If OFG intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through earnings. Since the adoption of CECL on January 1, 2020, credit losses relating to available-for-sale debt securities are recorded through an allowance for credit losses (“ACL”), which are limited to the difference between the amortized cost and the fair value of the asset. The ACL is established for the expected credit losses over the remaining term of debt security. OFG’s portfolio of available for sale securities is comprised mainly of U.S. Treasury notes and obligations from the U.S. Government. These securities have an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, OFG applies a zero-credit loss assumption and no ACL for these securities has been established. OFG monitors its securities portfolio composition and credit performance on a quarterly basis to determine if any allowance is considered necessary. Debt securities available-for-sale are written-off when a portion or the entire amount is deemed uncollectible, based on the information considered to develop expected credit losses through the life of the asset. The specific identification method is used to determine realized gains and losses on debt securities available for sale, which are included in net gain (loss) on sale of securities in the Consolidated Statements of Operations.
Trading - Securities held for resale in anticipation of short-term market movements. These securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase.
Equity securities - Equity securities do not have readily available fair values and are measured at cost, less any impairment. Impairment is reviewed on a quarterly basis through a qualitative assessment. Stock that is owned by OFG to comply with regulatory requirements, such as Federal Home Loan Bank (“FHLB”) stock, is included in this category, and their realizable value equals their cost. Unrealized and realized gains and losses and any impairment on equity securities are included in net gain (loss) in the Consolidated Statements of Operations. Dividend income from investments in equity securities is included in interest income in the Consolidated Statements of Operations.
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
OFG’s policy is to recognize any transfer into or out of the Levels referred to above at the date of the event or change in circumstances that caused the transfer.
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

To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge at inception of the hedge relationship. In addition, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. For accounting hedge relationships, OFG formally assesses, both at the inception of the hedge and on an ongoing basis, if the derivatives are highly effective in offsetting designated changes in the fair value or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective, hedge accounting is discontinued. OFG assesses effectiveness using statistical regression analysis. Where the critical terms of the derivative and hedged item match, effectiveness may be assessed qualitatively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
For derivatives designated as cash flow hedges (hedging the exposure to variability in expected future cash flows), the gain or loss on derivatives is reported as a component of accumulated other comprehensive (loss) income and subsequently reclassified to income in the same period or periods during which the hedged cash flows affect earnings and recorded in the same income statement line item as the hedged cash flows.

OFG discontinues hedge accounting when it is determined that the derivative no longer qualifies as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a cash flow hedge.
Mortgage Banking Activities and Mortgage Loans Held-For-Sale
The residential mortgage loans reported as held-for-sale are stated at the lower of amortized cost or fair value, cost being determined on the outstanding loan balance less unearned income, and fair value determined in the aggregate. The amount for which amortized cost exceeds fair value is recognized through a valuation allowance by a charge to income in the period in which the change occurs. Realized gains or losses on these loans are determined using the specific identification method. Loans held-for-sale include all conforming mortgage loans originated and purchased, which from time to time Oriental sells to other financial institutions or securitizes conforming mortgage loans into GNMA, FNMA and FHLMC pass-through certificates.
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
The transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which OFG surrenders control over the assets is accounted for as a sale if all of the following conditions set forth in Accounting Standards Codification (“ASC”) Topic 860 are met: (i) the assets must be isolated from creditors of the transferor, (ii) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When OFG transfers financial assets and the transfer fails any one of these criteria, OFG is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing. For transfers of financial assets that satisfy the conditions to be accounted for as sales, OFG derecognizes all assets sold; recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale, including servicing assets and servicing liabilities, if applicable; initially measures at fair value assets obtained and liabilities incurred in a sale; and recognizes in earnings any gain or loss on the sale. The guidance on transfer of financial assets requires a true sale analysis of the treatment of the transfer under state law as if OFG was a debtor under the bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the intent of the parties, the nature and level of recourse to the transferor, and the nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, and contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as any unsettled matters of state law or common law. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Conforming conventional mortgage loans are combined into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or sold directly to FNMA or other private investors for cash. To the extent the loans do not meet the specified characteristics, investors are generally entitled to require OFG to repurchase such loans or indemnify the investor against losses if the assets do not meet certain guidelines. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which OFG provides servicing. At OFG’s option and without GNMA’s prior authorization, OFG may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, OFG treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that OFG does not maintain effective control over the loans and, therefore, these are derecognized from the statement of financial condition. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, OFG is

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
deemed to have regained effective control over these loans, and these must be brought back into OFG’s books as assets, regardless of whether OFG intends to exercise the buy-back option. Quality review procedures are performed by OFG as required under the government agency programs to ensure that asset guideline qualifications are met. OFG has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by OFG, and management believes that, based on historical data, the probability of payments and expected losses under these representation and warranty arrangements is not significant.
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
The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold or credit recourse is assumed as part of acquired servicing rights, and are updated by accruing or reversing expense (included as mortgage banking activities in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers historical and forecast loss experience. The methodology leverages the expected loss framework for mortgage loans to estimate expected future losses. The reserve for the estimated losses under the credit recourse arrangements is presented separately within other liabilities in the consolidated statements of financial condition.
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
All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, OFG measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing asset in the statement of operations in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statement of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
The fair value of servicing rights is estimated by using a cash flow valuation model, which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
Loans and Allowance for Credit Losses
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees, and costs.
Loans held for investment that were not purchased with credit deterioration are referred to as Non-PCD loans, and loans that were purchased with credit deterioration are referred to as PCD loans.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG discontinues accrual of interest after payments become more than 90 days past due or earlier if OFG does not expect the full collection of principal or interest, except for residential mortgage loans insured or guaranteed under applicable FHA and VA programs that are not placed in non-accrual status until they become 12 months or more past due, as they are insured loans. At that time, any accrued income is reversed. The delinquency status is based on the contractual terms of the loans. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Thereafter, collections are accounted for as a cash method, until qualifying to return to accrual status. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist. The determination as to the ultimate collectability of the loan’s balance may involve management’s judgment in the evaluation of the borrower’s financial condition and prospects for repayment. Interest income is based on the effective yield on the Non-PCD loans.
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
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, for these loans, the determination of nonaccrual or accrual status is made at the pool level, not the individual loan level. On the adoption of CECL, the allowance for credit losses was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount, which will be amortized interest income over the remaining life of the pool. On a quarterly basis, management will monitor the composition and behavior of the pools to assess the ability for cash flow estimation and timing. If, based on the analysis performed, the pool is classified as non-accrual, the accretion/amortization of the non-credit (discount) premium will cease. Changes to the allowance for credit losses are recorded through the provision expense.
Allowance for Credit Losses (“ACL”) – Loans: OFG adopted CECL, which utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected credit losses. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Re-evaluation of the ACL estimate in future periods in light of changes in the composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast, and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. OFG continues to monitor and modify the level of the ACL to ensure it is adequate.
Our methodology for estimating expected credit losses for our loan portfolios includes the following key components:
•Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. Factors that may be considered in aggregating loans for this purpose include, but are not necessarily limited to, product or collateral type, internal risk rating, credit characteristics such as credit scores or collateral types, and historical or expected credit loss patterns.
•Credit losses for loans that do not share similar risk characteristics are estimated on an individual basis. Individual evaluations are typically performed for nonaccrual loans, nonaccrual modified loans classified as troubled debt restructurings, and classified loans that do not share common risk characteristics. The lifetime losses for individually measured loans are estimated based on one of several methods, including the estimated fair value of the underlying collateral, the observable market value of similar debt, or the present value of expected cash flows.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
•ACL reserves are estimated over the contractual term of the financial asset adjusted for expected prepayments. As part of the calculation of the contractual term, the expected extension is generally not considered unless the option to extend the loan cannot be canceled unilaterally by OFG, and loan modifications are also not considered unless OFG has a reasonable expectation that it will execute a troubled debt restructuring (“TDR”). In the case of unconditionally cancellable accounts, such as credit cards, reserves are based on the expected life of the balance as of the evaluation date (assuming no further charges) and do not include any undrawn commitments that are unconditionally cancellable.
•The quantitative model utilizes a discounted cash flow (“DCF”) or undiscounted cash flow (“UDCF”) approach to estimate expected credit losses using the probability of default (“PD”), loss given default (“LGD”), and exposure at default (“EAD”). DCF method is used for most of the Non-PCD portfolio, and the UDCF method for the PCD portfolio. For the EAD, the Company uses a prepayment model which projects prepayments over the life of the loans.
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
•Inclusion of qualitative adjustment to consider factors for asset-specific risk characteristics to the extent they do not exist in the historical information that has not been accounted for and could impact the amount of future losses. For example, factors that OFG considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others.
•The estimate of credit losses includes expected recoveries of amounts previously charged off as well as consideration of expected amounts to be written off. If a loan has been charged off, the expected cash flows on the loan are not limited by the current amortized cost balance. Instead, expected cash flows can be assumed up to the unpaid principal balance immediately prior to the charge-off.
•The ACL excludes accrued interest since all our products are subject to a non-accrual and timely write-off policy, except for accrued interest receivable on loans that participated in the Covid-19 and Hurricane Fiona deferral programs with delinquency status between 30 and 89 days past due, in which a reserve is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. Accrued interest receivable totaled $58.1 million and $54.8 million on December 31, 2022 and 2021, respectively, reported in accrued interest receivable on the consolidated statement of financial condition. Accrued interest receivable on loans that participated in the Covid-19 and Hurricane Fiona deferral programs amounted to $21.8 million at December 31, 2022 (December 31, 2021 - $23.9 million), of which $20.7 million (December 31, 2021 - $21.5 million) corresponds to loans in current status. Allowance for credit losses for accrued interest receivable on loans that participated in the deferral programs amounted to $144 thousand and $161 thousand at December 31, 2022 and 2021, respectively.
In our loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, employment rates, real estate prices, gross domestic product levels, gross national product levels, and retail sales. As any one economic outlook is inherently uncertain, OFG leverages multiple scenarios. The scenarios that are re-evaluated each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists, and industry trends.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Commercial Loans – The segmentation of commercial loans was established by business line, collateral type, size, and delinquency or risk rating/classification to assess the loans based on common risk characteristics. The segmentation aligns with OFG’s current credit policies and procedures for these portfolios. The estimate of expected credit losses on commercial loans is forecasted using models that estimate credit losses over the loan’s contractual life at an individual loan level. The models use the contractual terms to forecast future principal cash flows while also considering expected prepayments, considering that all our lines of credit are unconditionally cancellable. The loss forecasting model determines the probabilities of transition to different credit risk ratings or defaults at each point over the life of the asset based on the borrower’s current credit risk rating and business segment. Assumptions of expected loss are conditioned to the economic outlook, and the model considers key economic variables such as the unemployment rate, gross national product (“GNP”) (P.R. projections), gross domestic product (U.S. projections), and employment rates (U.S. projections).
Loans that do not share risk characteristics are evaluated on an individual basis. Individual evaluations are typically performed for nonaccrual loans, nonaccrual modified loans classified as troubled debt restructurings, and classified loans that do not share common risk characteristics. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate, as OFG elected the collateral-dependent practical expedient. For loans evaluated individually that are not collateral dependent, a discounted cash flow method is used to determine the allowance for credit losses.
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
OFG participated in the Paycheck Protection Program (“PPP”), which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act. The PPP was designed to provide U.S. small businesses with cash-flow assistance through loans fully guaranteed by the Small Business Administration (“SBA”). If the borrower met certain criteria and used the proceeds towards certain eligible expenses, the borrower’s obligation to repay the loan can be forgiven up to the full principal amount of the loan and any accrued interest. Upon borrower forgiveness, the SBA pays OFG for the principal and accrued interest owed on the loan. If the full principal of the loan is not forgiven, the loan will operate according to the original loan terms with the 100 percent SBA guaranty remaining. As compensation for originating the loans, OFG received lender processing fees from the SBA, which are capitalized, along with the loan origination costs, and will be amortized over the loans’ contractual lives and recognized as interest income. Upon forgiveness of a loan and repayment by the SBA, any unrecognized net capitalized fees and costs related to the loan will be recognized as interest income in that period.
Mortgage Loans – This segment includes traditional mortgages, non-traditional mortgages, mortgages in the loss mitigation program, residential performing TDRs, and residential non-performing TDRs. The most significant attribute in estimating OFG’s lifetime expected credit losses is the vintage of the traditional mortgage segment. The estimates are based on OFG’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on the housing price index and unemployment are key factors that impact the frequency and severity of loss estimates. OFG expects to collect the amortized cost basis of government insured residential loans due to the nature of the government guarantee, so the ACL is zero for these loans.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Consumer Loans – This portfolio consists of smaller retail loans such as unsecured personal loans, unsecured personal lines of credit, retail credit cards, and overdrafts. The estimates are based on the OFG’s historical experience with the loan portfolios, adjusted to reflect the economic outlook. The outlook on the GNP and unemployment rate are key factors that impact the frequency and severity of loss estimates. Credit cards are revolving lines of credit without a defined maturity date. OFG elected to apply the remaining life methodology for the credit cards and overdrafts. The remaining life methodology takes projected losses based on the economic forecast for credit cards and historical losses on the overdraft segment, based on the expected remaining life of that pool. Future draws on the credit card lines are excluded from the estimated expected credit losses as they are unconditionally cancellable.
Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent, 120 days in personal loans, and 180 days in credit cards and personal lines of credit.
Auto loans and leases - This portfolio consists of auto loans and leases. The most significant attribute in estimating OFG’s expected credit losses is the FICO score. The estimates are based on OFG’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on retail sales and unemployment are key factors that impact the frequency and severity of loss estimates.
Auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
For the principal enhancements that management made to its methodology, refer to Note 7 – Allowance for Credit Losses.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Foreclosed Real Estate and Other Repossessed Assets
Foreclosed real estate and other repossessed assets, mainly repossessed automobiles, are initially recorded at the fair value of the real estate or repossessed assets less the cost of selling it at the date of foreclosure or repossession. At the time properties are acquired in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair value of the property is charged against the allowance for credit losses. After foreclosure or repossession, these properties are carried at the lower of cost or fair value less estimated cost to sell based on recent appraised values or options to purchase the foreclosed or repossessed assets. Any excess of the carrying value over the estimated fair value, less estimated costs to sell, is charged to non-interest expense. The costs and expenses associated to holding these properties in portfolio are expensed as incurred.
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
A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicates that it is more likely than not that goodwill is not impaired. OFG performs an annual goodwill impairment test as of October 31 and monitors for interim triggering events on an ongoing basis. OFG tests for impairment based on the allocation of goodwill and other assets and liabilities, as necessary, to defined reporting segments. A fair value is then determined for each reporting segment. If the fair values of the reporting segments exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill.
Reporting segment valuation is inherently subjective, with a number of factors based on assumptions and management judgments or estimates. Actual values may differ significantly from such estimates. Among these are future growth rates for the reporting segments, selection of comparable market transactions, discount rates, and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors, and reporting unit performance and cash flow projections could result in different assessments of the fair values of reporting segments and could result in impairment charges. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount, an interim impairment test is required.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever is shorter.
Impairment of Long-Lived Assets
OFG periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2022 and 2021, there was no indication of impairment as a result of such review.
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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
OFG estimates the expected credit losses related to unfunded lending commitments such as letters of credit, financial guarantees, unfunded banker’s acceptances, and binding loan commitments. Reserves are estimated for the unfunded exposure using the same factors as the funded exposure and are reported as reserves for unfunded lending commitments. Net adjustments to the reserve for unfunded commitments are included in the provision for credit losses in the Consolidated Statements of Operations.
Income Taxes
In preparing the consolidated financial statements, OFG is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of deferred taxes resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require OFG to assume certain positions based on its interpretation of current tax laws and regulations. Changes in assumptions affecting estimates may be required in the future, and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to OFG’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in such year.
On June 30, 2020, OFS made the election to be treated as a partnership for income tax purposes which was effective on January 1, 2020. As such, OFS is currently a pass-through entity not subject to income taxes at the company level, and the parent will be subject to Puerto Rico income taxes on its distributable share of OFS taxable income under the partnership provisions of the PR Code. At the date of the election all tax attributes of OFS were also transferred to the parent. The same tax treatment applies to Oriental Insurance since its tax election to be treated as a partnership effective on January 1, 2016. Pursuant to these elections OFG is required to pay income taxes on its distributable share of earnings and profits of both entities. In the case of losses reported by any of the entities, such losses may be offset with the taxable income of the other entity. However, OFG is not permitted to use its operating losses to offset the taxable income of its partnerships.

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
OFG is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2018 to 2021, until the applicable statute of limitations expires. In addition, OFG’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2019 to 2021. Tax audits by their nature are often complex and can require several years to complete.
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
Revenue-generating activities that are within the scope of ASC 606, which are presented in OFG’s statement of operations as components of non-interest income are described in Note 29 – Banking and Financial Service Revenues.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Subsequent Events
OFG has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form 10-K for 2022, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Financial Instruments—Credit Losses Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued ASU 2022-02 to address the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-402 and amend the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities are permitted to early adopt these amendments, including adoption in any interim period, provided that the amendments are adopted as of the beginning of the annual reporting period that includes the interim period of adoption. In addition, entities are permitted to elect to early adopt the amendments related to TDR accounting and related disclosure enhancements separately from the amendments related to the vintage disclosures. We will adopt this guidance when it becomes effective, in the first quarter of 2023 on a prospective basis, and the impact on our financial statements and disclosures is not expected to be material.
NOTE 2 – BUSINESS COMBINATIONS
The assets acquired and liabilities assumed in the Scotiabank Acquisition as of December 31, 2019 were presented at their estimated fair value. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During 2020, OFG finalized its fair value analysis of the acquired assets and liabilities assumed and recorded remeasurement adjustments of approximately $7.3 million to the preliminary estimated fair values of certain accrued interest receivables, deferred tax asset, and accounts receivables to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements.
Merger and Restructuring Charges
Merger and restructuring charges incurred during 2020 were recorded in the consolidated statement of operations and included incremental costs to integrate the operations of OFG and its most recent acquisition. These charges represent costs associated with these activities and do not represent ongoing costs of the fully integrated combined organization.
The following table presents severance and employee charges, systems integrations charges, branch consolidation, and other merger and restructuring charges related to the Scotiabank Acquisition, for 2020:

Year Ended December 31,
2020
(In thousands)
Severance and employee-related charges	$220
Professional services and system integrations	9,973
Branch consolidation	3,707
Other	2,183
Total merger and restructuring charges	$16,083
Restructuring Reserve
Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the merger and restructuring charges table.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the changes in restructuring reserves for 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In thousands)
Balance at the beginning of the year	$15,129	$17,491
Merger and restructuring charges	—	16,083
Cash payments	(15,129)	(18,445)
Balance at the end of the year	$—	$15,129
Payments under merger and restructuring reserves associated with the Scotiabank Acquisition continued into 2021 but they were not material and were accounted under applicable accounting guidance to the cost being incurred.
NOTE 3 – RESTRICTED CASH
OFG has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At December 31, 2022 and 2021, OFG delivered as collateral cash amounting to approximately $157 thousand and $175 thousand, respectively.
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2022 was $482.9 million (December 31, 2021 - $456.5 million). At December 31, 2022 and 2021, the Bank complied with this requirement. Cash and due from bank, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 4 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2022 and 2021, money market instruments included as part of cash and cash equivalents amounted to $4.2 million and $9.0 million, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$10,155	$—	$550	$9,605	1.76%
Due from 5 to 10 years	59,167	—	3,764	55,403	2.00%
Due after 10 years	768,381	59	65,332	703,108	2.87%
Total FNMA and FHLMC certificates	837,703	59	69,646	768,116	2.79%
GNMA Securities
Due from 1 to 5 years	12,505	—	632	11,873	1.66%
Due from 5 to 10 years	24,575	14	1,585	23,004	2.13%
Due after 10 years	320,417	892	36,652	284,657	2.90%
Total GNMA certificates	357,497	906	38,869	319,534	2.80%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	14,190	—	755	13,435	1.78%
Due from 5 to 10 years	485	—	10	475	2.14%
Due after 10 years	959	—	18	941	5.06%
Total CMOs issued by US government-sponsored agencies	15,634	—	783	14,851	1.99%
Total mortgage-backed securities	1,210,834	965	109,298	1,102,501	2.79%
Investment securities
US Treasury securities
Due less than 1 year	310,862	—	1,729	309,133	3.34%
Other debt securities
Due from 1 to 5 years	1,116	30	4	1,142	4.45%
Total investment securities	311,978	30	1,733	310,275	3.35%
Total securities available for sale	$1,522,812	$995	$111,031	$1,412,776	2.90%

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$337,435	$—	$62,358	$275,077	1.71%
Investment securities
US Treasury securities
Due from 1 to 5 years	197,635	—	3,526	194,109	3.36%
Total securities held-to-maturity	$535,070	$—	$65,884	$469,186	2.30%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
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
At December 31, 2022 and 2021, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption.
Investment securities at December 31, 2022 include $294.2 million pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $293.7 million serve as collateral for public funds. Investment securities as of December 31, 2021 include $145.6 million pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $143.8 million serve as collateral for public funds.
At both December 31, 2022 and 2021, the Bank’s international banking entities held short-term US Treasury securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”).
During 2022, 2021 and 2020, OFG retained securitized GNMA pools totaling $112.4 million, $149.1 million, and $90.1 million amortized cost, respectively, at a yield of 3.90%, 2.45%, and 2.48%, respectively, from its own originations. Also, during 2022, OFG retained FNMA pools totaling $13.7 million, at a yield of 4.97%, from its own originations. OFG did not retain FNMA pools during 2021 and 2020.
During 2022, OFG purchased $550 million of available for sale US Treasury securities and $200 million of held to maturity US Treasury securities. During 2021, OFG did not purchase US Treasury securities. During 2020, OFG purchased $75 million of available for sale short-term US Treasury securities that matured before year end. US Treasury securities are exempt of income taxes.
During 2022, OFG sold $242.4 million of available for sale US Treasury securities and recognized a $247 thousand loss in the sale. During 2021 and 2020, OFG sold $2.2 million and $316.3 million, respectively, of available-for-sale mortgage-backed securities and recognized gains of $19 thousand and $4.7 million, respectively. These losses and gains are included in the consolidated statements of operations.

	Year Ended December 31, 2022
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Investment securities
US Treasury securities	$242,126	$242,373	$—	$247

	Year Ended December 31, 2021
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
GNMA certificates	$2,175	$2,156	$19	$—

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2020
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$229,571	$227,213	$2,358	$—
GNMA certificates	91,413	89,043	2,370	—
Total mortgage-backed securities	$320,984	$316,256	$4,728	$—

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at December 31, 2022 and 2021, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2022
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	337	7	330
FNMA and FHLMC certificates	$88,600	$18,989	$69,611
GNMA certificates	82,074	14,031	68,043
	$171,011	$33,027	$137,984

Held-to-maturity
FNMA and FHLMC certificates	$337,435	$62,358	$275,077

	December 31, 2022
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$15,297	$776	$14,521
FNMA and FHLMC certificates	745,566	50,657	694,909
GNMA certificates	251,835	24,838	226,997
US Treasury securities	310,862	1,729	309,133
Other debt securities	240	4	236
	$1,323,800	$78,004	$1,245,796
Held-to-maturity
FNMA and FHLMC certificates	$—	$—	$—
US Treasury securities	197,635	3,526	194,109
	$197,635	$3,526	$194,109

	December 31, 2022
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$15,634	$783	$14,851
FNMA and FHLMC certificates	834,166	69,646	764,520
GNMA certificates	333,909	38,869	295,040
US Treasury securities	310,862	1,729	309,133
Other debt securities	240	4	236
	$1,494,811	$111,031	$1,383,780
Held-to-maturity
FNMA and FHLMC certificates	$337,435	$62,358	$275,077
US Treasury securities	197,635	3,526	194,109
	$535,070	$65,884	$469,186

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
NOTE 5 - PLEDGED ASSETS
The following table shows a summary of pledged and not pledged assets at December 31, 2022 and 2021. Investment securities available for sale are presented at fair value, and investment securities held to maturity, residential mortgage loans, commercial loans and leases are presented at amortized cost:

	December 31,
	2022	2021
	(In thousands)
Pledged investment securities to secure:
Derivatives	$443	$1,679
Bond for the Bank's trust operations	104	105
Puerto Rico public fund deposits	293,650	143,775
Total pledged investment securities	294,197	145,559
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	473,600	550,209
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	477,516	398,754
Federal Reserve Bank Credit Facility	49,117	47,239
Puerto Rico public fund deposits	73,617	85,148
	600,250	531,141
Pledged auto loans and leases to secure:
Federal Reserve Bank Credit Facility	1,160,678	1,138,126
Total pledged assets	$2,528,725	$2,365,035
Financial assets not pledged:
Investment securities	$1,653,649	$732,661
Residential mortgage loans	1,250,120	1,408,158
Commercial loans	2,050,767	1,879,755
Consumer loans	537,257	409,675
Auto loans and leases	803,237	568,184
Total assets not pledged	$6,295,030	$4,998,433

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 - LOANS
OFG’s loan portfolio is composed of four segments: commercial, mortgage, consumer, and auto loans and leases. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio.
The composition of the amortized cost basis of OFG’s loan portfolio at December 31, 2022 and 2021 was as follows:

	December 31, 2022			December 31, 2021
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$974,202	$138,678	$1,112,880	$883,994	$176,186	$1,060,180
Other commercial and industrial	847,740	20,474	868,214	759,172	28,149	787,321
Other commercial and industrial - Paycheck Protection Program (PPP Loans)	6,702	—	6,702	86,889	—	86,889
US commercial loans	642,133	—	642,133	444,940	—	444,940
	2,470,777	159,152	2,629,929	2,174,995	204,335	2,379,330
Mortgage	675,793	1,028,428	1,704,221	718,848	1,188,423	1,907,271
Consumer:
Personal loans	480,620	338	480,958	346,859	546	347,405
Credit lines	12,826	300	13,126	14,775	370	15,145
Credit cards	42,872	—	42,872	46,795	—	46,795
Overdraft	301	—	301	330	—	330
	536,619	638	537,257	408,759	916	409,675
Auto loans and leases	1,958,257	5,658	1,963,915	1,693,029	13,281	1,706,310
	5,641,446	1,193,876	6,835,322	4,995,631	1,406,955	6,402,586
Allowance for credit losses	(141,841)	(10,832)	(152,673)	(132,065)	(23,872)	(155,937)
Total loans held for investment, net	5,499,605	1,183,044	6,682,649	4,863,566	1,383,083	6,246,649
Mortgage loans held for sale	19,499	—	19,499	51,096	—	51,096
Other loans held for sale	21,088	—	21,088	31,566	—	31,566
Total loans held for sale	40,587	—	40,587	82,662	—	82,662
Total loans, net	$5,540,192	$1,183,044	$6,723,236	$4,946,228	$1,383,083	$6,329,311
During 2022, OFG transferred to held for sale two commercial loans amounting to $9.7 million, net of $8.8 million charge-offs, one of them was sold during the fourth quarter of 2022. In addition, during 2022, OFG sold $21.9 million of past due mortgage loans held for sale. These mortgage loans were transferred to held for sale during the fourth quarter of 2021.
At December 31, 2022 and 2021, OFG had carrying balances of $73.7 million and $87.3 million, respectively, in loans held for investment granted to the Puerto Rico government, including its municipalities and public corporations, as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government amounting to $73.7 million and $86.2 million at December 31, 2022 and 2021, respectively, were general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. At December 31, 2021, total loan exposure to the Puerto Rico government included a $1.1 million PCD loan granted to a public corporation classified as non-accrual, which was repaid during 2022.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present the aging of the amortized cost of loans held for investment at December 31, 2022 and 2021, by class of loans. Mortgage loans past due include $32.6 million and $14.5 million of delinquent loans in the GNMA buy-back option program at December 31, 2022 and 2021, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$923	$164	$6,147	$7,234	$966,968	$974,202	$—
Other commercial and industrial	943	720	3,225	4,888	849,554	854,442	—
US commercial loans	—	—	—	—	642,133	642,133	—
	1,866	884	9,372	12,122	2,458,655	2,470,777	—
Mortgage	9,267	5,848	56,714	71,829	603,964	675,793	3,856
Consumer
Personal loans	4,263	2,669	2,314	9,246	471,374	480,620	—
Credit lines	500	154	117	771	12,055	12,826	—
Credit cards	730	486	682	1,898	40,974	42,872	—
Overdraft	91	2	—	93	208	301	—
	5,584	3,311	3,113	12,008	524,611	536,619	—
Auto loans and leases	75,237	36,954	19,613	131,804	1,826,453	1,958,257	—
Total loans	$91,954	$46,997	$88,812	$227,763	$5,413,683	$5,641,446	$3,856
As of December 31, 2022, total past due loans exclude $21.1 million of past due commercial loans held for sale.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$2,210	$102	$8,446	$10,758	$873,236	$883,994	$—
Other commercial and industrial	1,886	538	946	3,370	842,691	846,061	—
US commercial loans	—	—	—	—	444,940	444,940	—
	4,096	640	9,392	14,128	2,160,867	2,174,995	—
Mortgage	8,704	7,855	43,468	60,027	658,821	718,848	2,346
Consumer
Personal loans	2,382	1,131	1,116	4,629	342,230	346,859	—
Credit lines	531	141	227	899	13,876	14,775	—
Credit cards	610	336	631	1,577	45,218	46,795	—
Overdraft	130	14	—	144	186	330	—
	3,653	1,622	1,974	7,249	401,510	408,759	—
Auto loans and leases	60,038	30,234	13,461	103,733	1,589,296	1,693,029	—
Total loans	$76,491	$40,351	$68,295	$185,137	$4,810,494	$4,995,631	$2,346
As of December 31, 2021, total past due loans excludes $4.7 million of past due commercial loans held for sale.
Upon adoption of the CECL methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the tables above.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans held for investment on nonaccrual status as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$4,091	$17,098	$21,189	$16,299	$19,538	$35,837
Other commercial and industrial	2,769	885	3,654	1,283	483	1,766
US commercial loans	9,589	—	9,589	—	—	—
	16,449	17,983	34,432	17,582	20,021	37,603
Mortgage	11,719	11,522	23,241	16,429	12,840	29,269
Consumer
Personal loans	1,950	379	2,329	1,143	302	1,445
Personal lines of credit	116	—	116	226	—	226
Credit cards	683	—	683	632	—	632
	2,749	379	3,128	2,001	302	2,303
Auto loans and leases	19,612	1	19,613	19,827	2	19,829
Total	$50,529	$29,885	$80,414	$55,839	$33,165	$89,004

PCD:
Commercial
Commercial secured by real estate	$2,807	$6,084	$8,891	$5,205	$6,198	$11,403
Other commercial and industrial	—	36	36	1,102	40	1,142
	2,807	6,120	8,927	6,307	6,238	12,545
Mortgage	259	—	259	334	—	334
Total	$3,066	$6,120	$9,186	$6,641	$6,238	$12,879
Total non-accrual loans	$53,595	$36,005	$89,600	$62,480	$39,403	$101,883
The determination of nonaccrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
As of December 31, 2022 and 2021, total commercial non-accrual loans excludes $16.4 million and $9.9 million of non-accrual commercial loans held for sale, respectively.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans.
At December 31, 2022 and 2021, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $145.2 million and $125.9 million, respectively, as they were performing under their modified terms.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Modifications
OFG offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure. The amount of outstanding commitments to lend additional funds to commercial borrowers whose terms have been modified in TDRs amounted to $3.2 million and $3.7 million at December 31, 2022 and 2021, respectively.
The following table presents the troubled-debt restructurings in all loan portfolios as of December 31, 2022 and 2021.

	December 31, 2022				December 31, 2021
	Accruing	Non-accruing	Total	Related Allowance	Accruing	Non-accruing	Total	Related Allowance
	(In thousands)				(In thousands)
Commercial loans:
Commercial secured by real estate	$31,437	$13,187	$44,624	$181	$10,981	$14,444	$25,425	$202
Other commercial and industrial	2,272	354	2,626	42	2,785	473	3,258	41
US commercial loans	7,132	—	7,132	89	7,156	—	7,156	126
	40,841	13,541	54,382	312	20,922	14,917	35,839	369
Mortgage	102,387	6,773	109,160	2,495	101,487	9,475	110,962	3,867
Consumer:
Personal loans	1,850	15	1,865	73	3,275	139	3,414	159
Auto loans and leases	77	—	77	3	203	8	211	11
Total loans	$145,155	$20,329	$165,484	$2,883	$125,887	$24,539	$150,426	$4,406

The following tables present the troubled-debt restructurings by loan portfolios and modification type as of December 31, 2022 and 2021:

	December 31, 2022
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$7,746	$29,454	$7,424	$—	$44,624
Other commercial and industrial	785	1,367	474	—	2,626
US commercial loans	7,132	—	—	—	7,132
	15,663	30,821	7,898	—	54,382
Mortgage	31,709	8,020	35,194	34,237	109,160
Consumer:
Personal loans	825	176	793	71	1,865
Auto loans and leases	39	—	20	18	77
Total loans	$48,236	$39,017	$43,905	$34,326	$165,484

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$8,461	$1,227	$12,401	$3,336	$25,425
Other commercial and industrial	723	1,985	522	28	3,258
US commercial loans	7,156	—	—	—	7,156
	16,340	3,212	12,923	3,364	35,839
Mortgage	37,307	6,796	32,456	34,403	110,962
Consumer:
Personal loans	1,496	287	1,430	201	3,414
Auto loans and leases	74	—	28	109	211
Total loans	$55,217	$10,295	$46,837	$38,077	$150,426
TDRs disclosed above were not related to Covid-19 modifications. Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an option to elect to not account for certain loan modifications related to Covid-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 and at the time of implementation of the modification program, and the borrowers meet other applicable criteria. At December 31, 2021, there were $28.0 million loans deferred from the Covid-19 pandemic that were not classified as a TDR, which consisted of FHA and VA insured mortgage loans. There were no deferred loans from the COVID-19 pandemic at December 31, 2022.
At December 31, 2022 and 2021, TDR mortgage loans include $43.5 million and $40.8 million, respectively, of government-guaranteed loans (e.g. FHA/VA).
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the TDR tables.
Loan modifications that are considered TDR loans completed during 2022, 2021 and 2020 were as follows:

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2022
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	103	$12,580	4.63%	258	$13,199	3.79%	342
Commercial	5	38,873	3.57%	131	38,729	3.64%	184
Consumer	4	77	13.42%	74	77	10.41%	70

	Year Ended December 31, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	160	$20,077	4.33%	323	$20,241	3.47%	345
Commercial	7	10,093	5.50%	86	9,979	4.48%	60
Consumer	17	294	13.72%	69	295	10.12%	78
Auto loans and leases	9	148	8.70%	72	148	9.35%	49

	Year Ended December 31, 2020
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	88	$11,081	4.70%	332	$10,151	4.13%	327
Commercial	8	14,896	5.45%	63	14,896	4.36%	77
Consumer	23	349	14.11%	64	391	10.57%	76
Auto loans and leases	31	217	10.88%	74	219	11.02%	71

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents troubled-debt restructurings for which there was a payment default during 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	13	$1,701	19	$2,488	9	$1,345
Commercial	1	$633	—	$—	—	$—
Consumer	1	$40	6	$76	1	$2
Auto loans and leases	—	$—	1	$10	—	$—
As of December 31, 2022 and 2021, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $14.9 million and $16.9 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through the respective territory’s courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and title issues.
As a result of the effects of Hurricane Fiona and Puerto Rico being declared a disaster zone by local and federal authorities during 2022, OFG granted loan payment accommodations to certain qualified borrowers in order to provide them with flexibility to address the hurricane’s immediate impact. In addition, for its business banking segment, OFG granted loans up to $50,000 with three months of interest-only payments followed by up to thirty-three payments of principal and interest. At December 31, 2022, the total loans outstanding under the payment accommodations program amounted to $33.1 million.
The table below presents the amortized cost of collateral-dependent loans held for investment at December 31, 2022 and 2021, by class of loans.

	December 31,
	2022	2021
	(In thousands)
Commercial secured by real estate	$8,805	$10,233
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2022 and 2021 and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$220,035	$177,775	$110,809	$118,518	$50,454	$159,721	$69,523	$906,835
Special Mention	1,899	—	6,007	17,004	2,095	13,934	439	41,378
Substandard	103	8,410	345	405	473	14,722	1,185	25,643
Doubtful	—	—	—	—	—	15	331	346
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	222,037	186,185	117,161	135,927	53,022	188,392	71,478	974,202
Other commercial and industrial:
Loan grade:
Pass	123,659	198,776	67,147	35,678	13,807	7,863	397,944	844,874
Special Mention	3	60	31	654	1,819	21	3,823	6,411
Substandard	112	—	260	472	280	74	1,920	3,118
Doubtful	—	—	—	—	—	—	39	39
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	123,774	198,836	67,438	36,804	15,906	7,958	403,726	854,442
US commercial loans:
Loan grade:
Pass	81,155	92,688	43,965	33,827	49,356	—	308,183	609,174
Special Mention	6,346	—	—	—	—	—	1,122	7,468
Substandard	3,363	—	8,090	—	4,449	—	9,589	25,491
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total US commercial loans:	90,864	92,688	52,055	33,827	53,805	—	318,894	642,133
Total commercial loans	$436,675	$477,709	$236,654	$206,558	$122,733	$196,350	$794,098	$2,470,777

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
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
At December 31, 2022 and 2021, the balance of revolving loans converted to term loans was $78.0 million and $37.5 million, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost in mortgage and consumer loans held for investment based on payment activity as of December 31, 2022 and 2021:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$18,700	$25,274	$16,175	$15,457	$16,790	$549,885	$—	$642,281
Nonperforming	—	—	110	574	241	32,587	—	33,512
Total mortgage loans:	18,700	25,274	16,285	16,031	17,031	582,472	—	675,793
Consumer:
Personal loans:
Payment performance:
Performing	284,183	112,591	31,876	31,850	12,022	5,768	—	478,290
Nonperforming	831	661	111	300	81	346	—	2,330
Total personal loans	285,014	113,252	31,987	32,150	12,103	6,114	—	480,620
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	12,710	12,710
Nonperforming	—	—	—	—	—	—	116	116
Total credit lines	—	—	—	—	—	—	12,826	12,826
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	42,189	42,189
Nonperforming	—	—	—	—	—	—	683	683
Total credit cards	—	—	—	—	—	—	42,872	42,872
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	301	301
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	301	301
Total consumer loans	285,014	113,252	31,987	32,150	12,103	6,114	55,999	536,619
Total mortgage and consumer loans	$303,714	$138,526	$48,272	$48,181	$29,134	$588,586	$55,999	$1,212,412

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$18,486	$16,585	$15,461	$19,261	$24,872	$584,792	$—	$679,457
Nonperforming	—	126	129	510	1,830	36,796	—	39,391
Total mortgage loans:	18,486	16,711	15,590	19,771	26,702	621,588	—	718,848
Consumer:
Personal loans:
Payment performance:
Performing	175,273	55,960	65,425	29,808	12,287	6,661	—	345,414
Nonperforming	296	239	411	143	20	336	—	1,445
Total personal loans	175,569	56,199	65,836	29,951	12,307	6,997	—	346,859
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	14,549	14,549
Nonperforming	—	—	—	—	—	—	226	226
Total credit lines	—	—	—	—	—	—	14,775	14,775
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	46,163	46,163
Nonperforming	—	—	—	—	—	—	632	632
Total credit cards	—	—	—	—	—	—	46,795	46,795
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	330	330
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	330	330
Total consumer loans	175,569	56,199	65,836	29,951	12,307	6,997	61,900	408,759
Total mortgage and consumer loans	$194,055	$72,910	$81,426	$49,722	$39,009	$628,585	$61,900	$1,127,607
At December 31, 2022 and 2021, there were no revolving loans that converted to term loans.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans and leases based on FICO score. The following tables present the amortized cost in auto loans and leases held for investment based on their most recent FICO score as of December 31, 2022 and 2021:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Auto loans and leases:
FICO score:
1-660	178,426	143,926	72,148	58,069	44,156	31,980	528,705
661-699	171,723	93,359	42,388	31,033	21,283	13,518	373,304
700+	375,845	235,743	144,783	135,517	88,597	47,499	1,027,984
No FICO	7,766	6,553	3,741	5,873	3,008	1,323	28,264
Total auto loans and leases:	$733,760	$479,581	$263,060	$230,492	$157,044	$94,320	$1,958,257

	Term Loans Amortized Cost Basis by Origination Year						Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Auto loans and leases:
FICO score:
1-660	161,534	90,402	80,745	65,681	38,001	23,171	459,534
661-699	134,507	68,422	48,173	33,854	16,761	10,534	312,251
700+	245,148	180,737	184,307	133,098	63,229	38,474	844,993
No FICO	26,759	13,580	17,062	10,119	5,515	3,216	76,251
Total auto loans and leases:	$567,948	$353,141	$330,287	$242,752	$123,506	$75,395	$1,693,029
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the tables above.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 – ALLOWANCE FOR CREDIT LOSSES
On January 1, 2020, OFG adopted the accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in OFG’s relevant financial assets.
The ACL is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. For more information on OFG’s credit loss accounting policies, including the allowance for credit losses, see Note 1 - Summary of Significant Accounting Policies.
At December 31, 2022, OFG used an economic probability weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the US loan segment that used the same level of probability in both economic scenarios. In addition, the ACL at December 31, 2022 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as the evolution of risk ratings applied to the commercial loans and consumer retail portfolios. There are still many unknown variables including the results of the government’s fiscal and monetary actions resulting from the effect of inflation and geopolitical tension from the military conflict between Ukraine and Russia.

As of December 31, 2022, the allowance for credit losses decreased by $3.3 million when compared to December 31, 2021. The provision for credit losses for 2022 reflected a provision of $25.9 million related to the growth in loan balances, a provision of $11.8 million related to commercial-specific loan reserves due to certain commercial loans placed in non-accrual status, and a provision of $1.9 million for changes in the economic and loss rate models, offset by a $15.2 million release associated with qualitative adjustment due to improvement in the performance of the portfolios and in Puerto Rico’s labor market.

The net charge-offs for 2022, amounted to $27.7 million, a decrease of $22.1 million when compared to 2021. The decrease is mainly due to reductions of $27.1 million in mortgage loans and $7.3 million in commercial loans, offset by increases of $8.9 million in auto loans and leases, and $3.4 million in consumer loans. During 2021, OFG recognized $30.1 million net charge-offs related to the decision to sell $65.5 million past due loans, which were subsequently sold during 2022.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the activity in OFG’s allowance for credit losses by segment for 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Commercial	Mortgage	Consumer	Auto loans and leases	Total
	(In thousands)
Non-PCD:
Balance at beginning of year	$32,262	$15,299	$19,141	$65,363	$132,065
Provision for (recapture of) credit losses	19,076	(8,758)	16,084	16,016	42,418
Charge-offs	(13,380)	(284)	(15,198)	(32,662)	(61,524)
Recoveries	1,200	3,314	3,237	21,131	28,882
Balance at end of year	$39,158	$9,571	$23,264	$69,848	$141,841
PCD:
Balance at beginning of year	$4,508	$19,018	$34	$312	$23,872
(Recapture) provision of credit losses	(6,855)	(10,629)	62	(588)	(18,010)
Charge-offs	(69)	(1,695)	(176)	(310)	(2,250)
Recoveries	3,804	2,665	94	657	7,220
Balance at end of year	$1,388	$9,359	$14	$71	$10,832
Total allowance for credit losses at end of year	$40,546	$18,930	$23,278	$69,919	$152,673

Total commercial charge-offs for 2022 included $12.3 million charge-offs that were previously reserved for four commercial loans, two of them were sold during 2022.

Total recoveries for 2022 included a $2.8 million recovery from a Puerto Rico government public corporation PCD commercial loan repaid during the first quarter of 2022 and $1.1 million recoveries associated with the final settlement of the past due mortgage loans transferred to held for sale during the fourth quarter of 2021 and subsequently sold during the first quarter of 2022.

	Year Ended December 31, 2021
	Commercial	Mortgage	Consumer	Auto loans and leases	Total
	(In thousands)
Non-PCD:
Balance at beginning of year	$45,779	$19,687	$25,253	$70,296	$161,015
(Recapture of) provision for credit losses	(7,130)	(242)	2,868	(2,373)	(6,877)
Charge-offs	(8,788)	(5,789)	(11,880)	(26,530)	(52,987)
Recoveries	2,401	1,643	2,900	23,970	30,914
Balance at end of year	$32,262	$15,299	$19,141	$65,363	$132,065
PCD:
Balance at beginning of year	$16,405	$26,389	$57	$943	$43,794
(Recapture of) provision for credit losses	(2,585)	11,556	(317)	(894)	7,760
Charge-offs	(12,241)	(20,350)	(22)	(946)	(33,559)
Recoveries	2,929	1,423	316	1,209	5,877
Balance at end of year	$4,508	$19,018	$34	$312	$23,872
Total allowance for credit losses at end of year	$36,770	$34,317	$19,175	$65,675	$155,937

As a result of the decision to sell mortgage and commercial loans during 2021, OFG recognized $30.1 million in net charge-offs and an additional provision of $9.7 million, decreasing the allowance for credit losses by $20.4 million.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2020
	Commercial	Mortgage	Consumer	Auto loans and leases	Total
		(In thousands)
Non-PCD:
Balance at beginning of year	$25,993	$8,727	$18,446	$31,878	$85,044
Impact of ASC 326 adoption	3,562	10,980	8,418	16,238	39,198
Provision for credit losses	18,462	258	16,579	51,233	86,532
Charge-offs	(4,979)	(884)	(21,772)	(48,547)	(76,182)
Recoveries	2,741	606	3,582	19,494	26,423
Balance at end of year	$45,779	$19,687	$25,253	$70,296	$161,015
PCD:
Balance at beginning of year	$8,893	$21,655	$—	$947	$31,495
Impact of ASC 326 adoption	42,143	7,830	181	368	50,522
Provision for credit losses	480	6,392	126	187	7,185
Charge-offs	(36,097)	(10,342)	(542)	(2,023)	(49,004)
Recoveries	986	854	292	1,464	3,596
Balance at end of year	$16,405	$26,389	$57	$943	$43,794
Total allowance for credit losses at end of year	$62,184	$46,076	$25,310	$71,239	$204,809
The allowance for credit losses for 2020 included a $39.9 million provision to incorporate changes in the macro-economic scenario and qualitative adjustments as a result of the Covid-19 pandemic.
NOTE 8 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of year	$15,039	$11,596	$29,909
Additions	7,872	18,221	3,654
Sales	(16,855)	(14,758)	(18,521)
Decline in value	(1,256)	(1,450)	(2,489)
Other adjustments	6,414	1,430	(957)
Balance at end of year	$11,214	$15,039	$11,596

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 9 — PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2022 and 2021 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life (Years)	December 31,
		2022	2021
		(In thousands)
Land	—	$4,031	$4,080
Buildings and improvements	20 — 40	74,349	77,988
Leasehold improvements	1 — 10	17,901	20,929
Furniture and fixtures	3 — 10	23,460	19,378
Information technology and other	3 — 7	59,130	43,156
		178,871	165,531
Less: accumulated depreciation and amortization		(72,051)	(73,407)
		$106,820	$92,124
Depreciation and amortization of premises and equipment totaled $15.8 million, $14.1 million and $12.7 million for 2022, 2021 and 2020, respectively. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.
NOTE 10 - SERVICING ASSETS
At December 31, 2022, the fair value of mortgage servicing rights was $50.9 million ($49.0 million — December 31, 2021).
The following table presents the changes in servicing rights measured using the fair value method for 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Fair value at beginning of year	$48,973	$47,295	$50,779
Servicing from mortgage securitization or asset transfers	3,998	6,089	2,394
Changes due to payments on loans	(5,312)	(6,738)	(4,067)
Changes in fair value due to changes in valuation model inputs or assumptions	3,262	2,327	(1,811)
Fair value at end of year	$50,921	$48,973	$47,295
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Constant prepayment rate	3.43% - 21.20%	3.90% - 24.48%	5.02% - 35.22%
Discount rate	10.00% - 15.50%	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	December 31,
	2022	2021
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$50,921	$48,973
Weighted average life (in years)	7.8	7.8
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(956)	$(1,020)
Decrease in fair value due to 20% adverse change	$(1,880)	$(2,004)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,265)	$(2,175)
Decrease in fair value due to 20% adverse change	$(4,356)	$(4,183)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for 2022, 2021 and 2020 totaled $20.3 million, $21.4 million and $17.2 million, respectively.
NOTE 11 — DERIVATIVES

OFG’s overall interest rate risk-management strategy incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Derivative instruments that are used as part of OFG’s interest rate risk-management strategy include interest rate swaps and caps.

As of December 31, 2022 and 2021, the notional amount of derivative contracts outstanding was $26.6 million and $28.5 million respectively. The gross fair value of derivative asset was $406 thousand and $1 thousand, respectively, and the gross fair value of derivatives liabilities was zero and $804 thousand, respectively. The impact of master netting agreements was not material. As of December 31, 2022 and 2021, derivative and hedging activities were not material.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 12 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. The activity during 2022 reflects the sale on December 31, 2022 of OFG’s retirement plan administration business. Refer to Note 28 – Business Segments for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2021	$84,063	$2,006	$—	$86,069
Goodwill written off related to sale of business unit	—	(1,828)	—	(1,828)
December 31, 2022	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill as of December 31, 2021 and 2020. There were no accumulated impairment losses during 2022, 2021 and 2020.
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
OFG performed its annual impairment review of goodwill during the fourth quarter of 2022 and 2021 using October 31, 2022 and 2021, respectively, as the annual evaluation date and concluded that there was no impairment at December 31, 2022 and 2021.
The following table reflects the components of other intangible assets subject to amortization at December 31, 2022 and 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
December 31, 2022
Core deposit intangibles	$41,507	$20,376	$21,131
Customer relationship intangibles	12,693	6,231	6,462
Total other intangible assets	$54,200	$26,607	$27,593
December 31, 2021
Core deposit intangibles	$51,402	$23,772	$27,630
Customer relationship intangibles	17,753	9,385	8,368
Other intangibles	567	472	95
Total other intangible assets	$69,722	$33,629	$36,093

In connection with previous acquisitions, OFG recorded a core deposit intangible representing the value of checking and savings deposits acquired. In addition, OFG recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisitions of insurance agencies. During 2022, the core deposit intangible and customer relationship intangible recorded during the BBVAPR acquisition was fully amortized.
Other intangible assets have a definite useful life. Amortization of other intangible assets for 2022, 2021 and 2020 was $8.5 million, $9.8 million, and $11.1 million, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2023	$6,898
2024	5,913
2025	4,927
2026	3,942
2027	2,956
Thereafter	2,957

NOTE 13 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at December 31, 2022 and 2021 consists of the following:

	December 31,
	2022	2021
	(In thousands)
Loans	$58,144	$54,794
Investments	4,258	1,766
	$62,402	$56,560
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $21.8 million at December 31, 2022, of which $20.7 million corresponds to loans in current status. Accrued interest receivable on loans that participated in the Covid-19 deferral program amounted to $23.9 million at December 31, 2021, of which $21.5 million corresponds to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At December 31, 2022 and 2021, the allowance for credit losses for accrued interest receivable for loans that participated in moratorium programs amounted to $144 thousand and $161 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at December 31, 2022 and 2021 consist of the following:

	December 31,
	2022	2021
	(In thousands)
Prepaid expenses	$54,875	$61,061
Other repossessed assets	4,617	1,945
Investment in Statutory Trust	—	1,083
Accounts receivable and other assets	61,420	88,756
	$120,912	$152,845
Prepaid expenses amounting to $54.9 million at December 31, 2022, include prepaid municipal, property and income taxes aggregating to $47.2 million. At December 31, 2021 prepaid expenses amounted to $61.1 million, including prepaid municipal, property and income taxes aggregating to $54.6 million.
Other repossessed assets totaled $4.6 million and $1.9 million at December 31, 2022 and 2021, respectively, and consist of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 14— DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of December 31, 2022 and 2021 consist of the following:

	December 31,
	2022	2021
	(In thousands)
Non-interest-bearing demand deposits	$2,630,458	$2,501,644
Interest-bearing savings and demand deposits	4,774,265	4,880,476
Retail certificates of deposit	979,545	1,007,577
Institutional certificates of deposit	172,725	202,050
Total core deposits	8,556,993	8,591,747
Brokered deposits	11,371	11,371
Total deposits	$8,568,364	$8,603,118
At December 31, 2022 and 2021, the aggregate amount of uninsured deposits was $3.498 billion and $3.270 billion, respectively.
The weighted average interest rate of OFG’s deposits was 0.41% and 0.49%, respectively, at December 31, 2022 and 2021. Interest expense for 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Demand and savings deposits	$24,261	$23,713	$25,798
Certificates of deposit	7,978	15,301	34,400
	$32,239	$39,014	$60,198
At December 31, 2022 and 2021, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $384.4 million and $360.8 million, respectively.
At December 31, 2022 and 2021, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $284.2 million and $183.8 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $367.3 million and $228.9 million at December 31, 2022 and 2021, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $682 thousand and $736 thousand, the scheduled maturities of certificates of deposit at December 31, 2022 and 2021 are as follows:

December 31, 2022
	Year-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$238,776	$29,503
Over 3 months through 6 months	152,940	18,238
Over 6 months through 1 year	262,976	59,093
	654,692	106,834
Over 1 through 2 years	279,034	64,109
Over 2 through 3 years	136,732	26,481
Over 3 through 4 years	51,505	8,276
Over 4 through 5 years	39,888	2,230
Over 5 years	1,108	—
	$1,162,959	$207,930

December 31, 2021
	Year-end amount	Uninsured amount
	(In thousands)

Within one year:
Three months or less	$252,513	25,003
Over 3 months through 6 months	147,400	12,113
Over 6 months through 1 year	239,830	45,280
	639,743	82,396
Over 1 through 2 years	328,177	60,108
Over 2 through 3 years	114,403	18,578
Over 3 through 4 years	77,604	22,536
Over 4 through 5 years	58,918	8,505
Over 5 years	1,417	—
	$1,220,262	$192,123
The tables of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $495 thousand and $491 thousand as of December 31, 2022 and 2021, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 15— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2022 and 2021, these advances were secured by mortgage and commercial loans amounting to $951.1 million and $949.0 million, respectively. Also, at December 31, 2022 and 2021, OFG had an additional borrowing capacity with the FHLB of $628.1 million and $697.3 million, respectively. At December 31, 2022 and 2021, the weighted average remaining maturity of FHLB’s advances was 3 days. The original term of the outstanding advance at December 31, 2022 is 1 month.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $103 thousand and $8 thousand at December 31, 2022 and 2021, respectively:

	December 31,
	2022	2021
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.46% (December 31, 2021 - 0.35%)	$26,613	$28,480
Advances from FHLB mature as follows:

	December 31,
	2022	2021
	(In thousands)
Under 90 days	$26,613	$28,480
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
During 2022, OFG redeemed all outstanding $36.1 million subordinated capital notes before maturity, and as a result, it wrote off $405 thousand in unamortized issuance costs, included as interest expense in the consolidated statements of operations. OFG also recorded a gain on early debt extinguishment of $42 thousand included in other non-interest income in the consolidated statements of operations. Prior to redemption, such subordinated capital notes carried an interest rate of 3.23% based on 3-month LIBOR plus 295 basis points and were schedule to mature on September 17, 2033. Following the redemption of the subordinated capital notes, the Statutory Trust II was dissolved.
At December 31, 2021, the $35.0 million trust redeemable preferred securities were treated as Tier 1 capital for regulatory purposes.
NOTE 16 — EMPLOYEE BENEFIT PLAN
OFG has a profit-sharing plan containing a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the Puerto Rico Internal Revenue Code of 2011, as amended, (the “PR Code”), and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “US Code”). The plan is subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of OFG who are age 21 or older. Under this plan, participants may contribute each year up to $20,500. OFG’s matching contribution is 50 cents for each dollar contributed by an employee, up to 4% of such employee’s base salary. It is invested in accordance with the employee’s decision among the available investment alternatives provided by the plan. This plan is entitled to acquire and hold qualifying employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. OFG contributed $2.4 million in cash during 2022 and $2.3 million during both 2021 and 2020. OFG’s contribution becomes 100% vested once the employee completes three years of

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
service. In December 2020, all the balances related to the Retirement Plan for SBPR employee accounts were merged into the plan.
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
NOTE 17 — RELATED PARTY TRANSACTIONS
OFG grants loans to its directors and executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for 2022, 2021, and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at the beginning of year	$25,915	$21,112	$22,312
New loans and disbursements	9,706	8,233	17,896
Repayments	(2,829)	(3,430)	(19,096)
Balance at the end of year	$32,792	$25,915	$21,112
OFG also hired professional services amounting to $4.3 million, $5.0 million and $3.2 million for 2022, 2021, and 2020, respectively, from a related party.
OFG, through its banking subsidiary, entered into a commitment to make an equity investment in a limited partnership classified as a small business investment company. The partnership is managed by a Puerto Rico limited liability company, as general partner, which is led by a group of investment professionals, including a person related to a member of OFG’s Board of Directors. OFG, as limited partner, committed to the partnership $3.0 million. At December 31, 2022 and 2021, OFG’s investment in the partnership amounted to $2.4 million and $1.8 million, respectively.
NOTE 18 — INCOME TAXES
OFG is subject to the provisions of the PR Code. The PR Code imposed a maximum statutory corporate tax rate of 37.5%. OFG has operations in the mainland United States through its wholly owned subsidiaries OPC, OFG Ventures and OFG USA LLC (“OFG USA”), which is a direct subsidiary of the Bank, and has two branches in the USVI. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OPC is subject to Florida state taxes, OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, during 2021, OFG incorporated in Grand Cayman, as a foreign wholly owned subsidiary, OFG Reinsurance. OFG Reinsurance is tax exempt in Grand Cayman. Effective December 30, 2022, OFG sold its pension plan administration operations in OPC and thereafter OPC discontinued its operations.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The components of income tax expense for 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current income tax expense (benefit)	$16,740	$4,836	$(7,347)
Deferred income tax expense	61,126	63,616	27,846
Total income tax expense	$77,866	$68,452	$20,499
In relation to the exempt income level, the Bank’s investment securities portfolio and loans portfolio generated net tax-exempt interest income of $26.3 million, $14.4 million and $15.2 million during 2022, 2021 and 2020, respectively. OIB generated exempt income of $4.4 million, $9.5 million and $4.1 million for 2022, 2021, and 2020, respectively.
OFG maintained an effective tax rate lower than statutory rate for 2022, mainly related to an increase in US Treasury securities and other exempt investments.
OFG’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Income tax expense at statutory rates	$91,539	37.50%	$80,476	37.50%	$35,567	37.50%
Tax of exempt income, net	(11,523)	-4.72%	(9,489)	-4.42%	(7,272)	-7.67%
Disallowed net operating loss carryover	(267)	-0.11%	(179)	(0.08)%	202	0.21%
Change in valuation allowance	(502)	-0.21%	803	0.37%	2,267	2.39%
Unrecognized tax benefits, net	69	0.03%	70	0.03%	(1,941)	-2.05%
Capital gain at preferential rate	(787)	-0.32%	(3)	—%	(450)	-0.47%
Tax rate difference (ordinary vs capital)	(247)	-0.10%	(480)	-0.22%	(4,218)	-4.45%
Bargain purchase gain	—	—%	—	—%	(2,751)	-2.90%
Return to provision adjustments	(407)	-0.17%	(933)	-0.43%	(1,099)	-1.16%
Foreign tax credit	—	—%	187	0.09%	361	0.38%
Other items, net	(9)	—%	(2,000)	-0.94%	(167)	-0.16%
Income tax expense	$77,866	31.90%	$68,452	31.90%	$20,499	21.62%
OFG’s effective tax rate for 2022 and 2021 was 31.90%. For 2020, the effective tax rate was 21.62%, and it was mainly affected by several items pertaining to the year 2020 that were not expected to reoccur on future years, such as the bargain purchase gain and tax rate differentials.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At December 31, 2022, the amount of unrecognized tax benefits was $867 thousand (December 31, 2021 - $798 thousand). OFG had accrued $69 thousand at December 31, 2022 (December 31, 2021 - $70 thousand) for the payment of interest and penalties related to unrecognized tax benefits.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of year	$798	$728	$2,668
Additions for tax positions of prior years	69	70	50
Reduction for tax positions as a result of lapse of statute of limitations or new information resulting in a change in assessment	—	—	(1,990)
Balance at end of year	$867	$798	$728
OFG follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals of litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The amount of unrecognized tax benefits may increase or decrease in the future due to new or current tax year positions, expiration of open income tax returns, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity. For 2022, there was a net increase in unrecognized tax benefit of $69 thousand.
The statute of limitations under the PR Code is four years and the statute of limitations for federal tax purposes is three years, after a tax return is due or filed, whichever is later. OFG is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2018 to 2021, until the applicable statute of limitations expires. In addition, OFG’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2019 to 2021. Tax audits by their nature are often complex and can require several years to complete.
The determination of the deferred tax expense or benefit is generally based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of OFG’s net deferred tax assets assumes that OFG will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, OFG may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Significant components of OFG’s deferred tax assets and liabilities as of December 31, 2022, and 2021 were as follows:

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2022	2021
	(In thousands)
Deferred tax asset:
Allowance for credit losses and other reserves	$57,273	$61,009
Scotiabank PR discount	1,453	$2,053
Loans and other real estate valuation adjustment	2,313	3,660
Deferred loan charge-offs	72,376	115,661
Net operating loss carry forwards	9,022	8,460
Alternative minimum tax	14,467	15,385
Unrealized net loss included in other comprehensive income	—	301
Unrealized net loss on available-for-sale securities	16,422	—
Goodwill	10,252	16,961
Acquired portfolio	45,761	53,687
Other assets allowances	1,538	929
Other deferred tax assets	16,570	20,291
Total gross deferred tax asset	247,447	298,397
Less: valuation allowance	(9,143)	(9,645)
Net gross deferred tax assets	238,304	288,752
Deferred tax liability:
Acquired loans tax basis	(137,195)	(137,402)
FDIC-assisted Eurobank acquisition, net	(5,760)	(6,636)
Customer deposit and customer relationship intangibles	(7,314)	(10,324)
Building valuation adjustment	(6,540)	(6,976)
Unrealized net gain on available-for-sale securities	—	(1,572)
Unrealized net gain included in other comprehensive income	(152)	—
Servicing asset	(16,041)	(15,311)
Other deferred tax liabilities	(9,817)	(11,468)
Total gross deferred tax liabilities	(182,819)	(189,689)
Net deferred tax asset	$55,485	$99,063
As of December 31, 2022 and 2021, OFG’s net deferred tax asset, net of a valuation allowance of $9.1 million and $9.6 million, respectively, amounted to $55.5 million and $99.1 million, respectively. The decrease in valuation allowance of $502 thousand was mainly related to additional taxable income in OFG’s operations. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2022. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

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
The risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. Pursuant to the Basel III capital rules, OFG and the Bank are required to maintain the following:
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
On January 1, 2020, OFG adopted CECL with the initial implementation adjustment to Non-PCD loans and off-balance sheet instruments against retained earnings. On March 27, 2020, in response to the Covid-19 pandemic, U.S. banking regulators issued an interim final rule that OFG adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2021 and 2022 (i.e., a five-year transition period). During the two-year delay, OFG added back to CET1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.
As of December 31, 2022 and 2021, OFG and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2022 and 2021, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG’s and the Bank’s actual capital amounts and ratios as of December 31, 2022 and 2021 are as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of December 31, 2022
Total capital to risk-weighted assets	$1,132,658	14.89%	$798,574	10.50%	$760,547	10.00%
Tier 1 capital to risk-weighted assets	$1,037,385	13.64%	$646,465	8.50%	$608,437	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,037,385	13.64%	$532,383	7.00%	$494,355	6.50%
Tier 1 capital to average total assets	$1,037,385	10.36%	$400,445	4.00%	$500,557	5.00%
As of December 31, 2021
Total capital to risk-weighted assets	$1,086,897	15.52%	$735,512	10.50%	$700,488	10.00%
Tier 1 capital to risk-weighted assets	$999,284	14.27%	$595,414	8.50%	$560,390	8.00%
Common equity tier 1 capital to risk-weighted assets	$964,284	13.77%	$490,341	7.00%	$455,317	6.50%
Tier 1 capital to average total assets	$999,284	9.69%	$412,359	4.00%	$515,449	5.00%

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2022
Total capital to risk-weighted assets	$1,028,126	13.61%	$793,124	10.50%	$755,356	10.00%
Tier 1 capital to risk-weighted assets	$933,494	12.36%	$642,053	8.50%	$604,285	8.00%
Common equity tier 1 capital to risk-weighted assets	$933,494	12.36%	$528,749	7.00%	$490,981	6.50%
Tier 1 capital to average total assets	$933,494	9.42%	$396,525	4.00%	$495,656	5.00%
As of December 31, 2021
Total capital to risk-weighted assets	$995,549	14.34%	$728,867	10.50%	$694,159	10.00%
Tier 1 capital to risk-weighted assets	$908,717	13.09%	$590,035	8.50%	$555,327	8.00%
Common equity tier 1 capital to risk-weighted assets	$908,717	13.09%	$485,911	7.00%	$451,203	6.50%
Tier 1 capital to average total assets	$908,717	8.87%	$409,855	4.00%	$512,319	5.00%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 20 – EQUITY-BASED COMPENSATION PLAN
The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents, as well as equity-based performance awards.
The activity in outstanding options for 2022, 2021, and 2020 is set forth below:

	Year Ended December 31,
	2022		2021		2020
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Beginning of year	338,494	$15.76	481,444	$15.10	634,294	$14.60
Options exercised	(103,544)	14.34	(140,850)	13.51	(119,500)	12.36
Options forfeited	—	—	(2,100)	16.55	(33,350)	15.42
End of year	234,950	$16.38	338,494	$15.76	481,444	$15.10
The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2022:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Life Remaining (Years)	Number of Options	Weighted Average Exercise Price
14.09 to 16.90	139,700	15.66	1.1	139,700	15.66
16.91 to 19.71	95,250	17.44	1.6	95,250	17.44
	234,950	$16.38	1.3	234,950	$16.38
Aggregate Intrinsic Value	$2,626,986			$2,626,986
There were no options granted during 2022, 2021 and 2020. The average fair value of each option granted would have been estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in OFG’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.
The following table summarizes the activity in restricted units under the Omnibus Plan for 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
	Restricted Units	Weighted Average Grant Date Fair Value	Restricted Units	Weighted Average Grant Date Fair Value	Restricted Units	Weighted Average Grant Date Fair Value
Beginning of year	511,740	$19.35	529,770	$15.58	379,150	$15.32
Restricted units granted	178,281	27.89	205,440	18.76	257,850	16.82
Restricted units lapsed	(277,866)	17.08	(218,188)	13.85	(102,525)	14.74
Restricted units forfeited	(3,323)	22.89	(5,282)	19.38	(4,705)	15.93
End of year	408,832	$22.27	511,740	$19.35	529,770	$15.58
The total unrecognized compensation cost related to non-vested restricted units to members of management at December 31, 2022 was $4.8 million and is expected to be recognized over a weighted-average period of 1.7 years.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 21 – STOCKHOLDERS’ EQUITY
Preferred Stock and Common Stock
During 2021, OFG redeemed all of its outstanding $92.0 million (in the aggregate) Series A, Series B, and Series D preferred stock at a redemption price of $25.00 per share. As a result of such redemptions, OFG no longer has any outstanding preferred stock. At both December 31, 2022 and December 31, 2021, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both December 31, 2022 and 2021, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2022 and 2021, the Bank’s legal surplus amounted to $133.9 million and $117.7 million, respectively. During 2022 and 2021, OFG transferred $16.2 million and $14.4 million to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During 2022, OFG repurchased 2,351,868 shares for a total of $64.1 million at an average price of $27.26 per share. During 2021, OFG repurchased 2,052,429 shares under the $50.0 million repurchase program approved at that time for a total of $49.9 million, at an average price of $24.29 per share. During 2020, OFG repurchased 175,000 shares under the $70.0 million repurchase program approved at that time for a total of $2.2 million, at an average price of $12.69 per share.
At December 31, 2022 the number of shares that may yet be purchased under the $100 million program is estimated at 1,302,242 and was calculated by dividing the remaining balance of $35.9 million by $27.56 (closing price of OFG’s common stock at December 31, 2022).
OFG did not repurchase any shares of its common stock during 2022, 2021 and 2020, other than through its publicly announced stock repurchase program.
The activity in connection with common shares held in treasury by OFG for 2022, 2021 and 2020 is set forth below:

	Year Ended December 31,
	2022		2021		2020
	Shares	Dollar Amount	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of year	10,248,882	$150,572	8,498,163	$102,949	8,486,278	$102,339
Common shares used upon lapse of restricted stock units and options	(296,891)	(3,547)	(301,710)	(2,249)	(163,115)	(1,616)
Common shares repurchased as part of the stock repurchase programs	2,351,868	64,110	2,052,429	49,872	175,000	2,226
End of year	12,303,859	$211,135	10,248,882	$150,572	8,498,163	$102,949

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 22 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income, net of income taxes, as of December 31, 2022 and 2021 consisted of:

	December 31,
	2022	2021
	(In thousands)
Unrealized (loss) gain on securities available-for-sale	$(110,036)	$7,292
Income tax effect of unrealized loss (gain) on securities available-for-sale	16,373	(1,629)
Net unrealized (loss) gain on securities available-for-sale	(93,663)	5,663
Unrealized gain (loss) on cash flow hedges	406	(804)
Income tax effect of unrealized (gain) loss on cash flow hedges	(152)	301
Net unrealized gain (loss) on cash flow hedges	254	(503)
Accumulated other comprehensive (loss) income, net of income taxes	$(93,409)	$5,160
The following table presents changes in accumulated other comprehensive (loss) income by component, net of taxes, for 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$5,663	$(503)	$5,160
Other comprehensive (loss) income before reclassifications	(99,087)	24	(99,063)
Amounts reclassified out of accumulated other comprehensive (loss) income	(239)	733	494
Other comprehensive (loss) income	(99,326)	757	(98,569)
Ending balance	$(93,663)	$254	$(93,409)

	Year Ended December 31, 2021
	Net unrealized gains on securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$12,092	$(1,070)	$11,022
Other comprehensive (loss) income before reclassifications	(6,454)	(1,074)	(7,528)
Amounts reclassified out of accumulated other comprehensive income	25	1,641	1,666
Other comprehensive (loss) income	(6,429)	567	(5,862)
Ending balance	$5,663	$(503)	$5,160

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2020
	Net unrealized gains on Securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$(441)	$(567)	$(1,008)
Other comprehensive income (loss) before reclassifications	7,803	(2,491)	5,312
Amounts reclassified out of accumulated other comprehensive income	4,730	1,988	6,718
Other comprehensive income (loss)	12,533	(503)	12,030
Ending balance	$12,092	$(1,070)	$11,022
The following table presents reclassifications out of accumulated other comprehensive (loss) income for 2022, 2021 and 2020:

	Amount reclassified out of accumulated other comprehensive (loss) income			Affected Line Item in Consolidated Statement of Operations
	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$733	$1,641	$1,988	Net interest expense
Available-for-sale securities:
Gain on sale of investments	(247)	19	4,728	Net gain on sale of securities
Tax effect from changes in tax rates	8	6	2	Income tax expense
	$494	$1,666	$6,718

NOTE 23 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net income	$166,239	$146,151	$74,327
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	—	(1,255)	(6,512)
Income available to common shareholders	$166,239	$144,896	$67,815

Average common shares outstanding	48,033	50,956	51,358
Effect of dilutive securities:
Average potential common shares-options	403	414	197
Total weighted average common shares outstanding and equivalents	48,436	51,370	51,555
Earnings per common share - basic	$3.46	$2.85	$1.32
Earnings per common share - diluted	$3.44	$2.81	$1.32

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
For 2022, 2021 and 2020, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 1,279, 3,175 and 7,481, respectively.
During 2022, OFG increased its quarterly common stock cash dividend to $0.20 per share from $0.12 per share at December 31, 2021.
NOTE 24 – GUARANTEES
At December 31, 2022 and 2021, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $24.7 million and $25.2 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At December 31, 2022 and 2021, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $110.9 million and $121.8 million, respectively.
The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of year	$294	$218	$985
Net recoveries (charge-offs/terminations)	(147)	76	(767)
Balance at end of year	$147	$294	$218
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
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2022, 2021 and 2020, OFG repurchased $1.5 million, $3.1 million and $481 thousand, respectively, in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At December 31, 2022, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $147 thousand (December 31, 2021– $294 thousand).
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During 2022, OFG repurchased $24.2 million (December 31, 2021 – $38.9 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to such credit recourse provision. At December 31, 2022 and 2021, OFG had a $1.4 million and a $3.4 million liability, respectively, for the estimated credit losses related to these loans.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During 2022, 2021 and 2020, OFG recognized $148 thousand in gains, $157 thousand in losses and $658 thousand in gains, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $281 thousand, $4.3 million and $2.2 million, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At December 31, 2022, OFG serviced $5.8 billion (December 31, 2021 - $5.7 billion) in mortgage loans for third parties. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At December 31, 2022, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $7.8 million (December 31, 2021 - $12.9 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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
Credit-related financial instruments at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(In thousands)
Commitments to extend credit	$1,403,118	$1,365,273
Commercial letters of credit	1,082	48,196
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
At December 31, 2022 and 2021, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.

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
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2022 and 2021, is as follows:

	December 31,
	2022	2021
	(In thousands)
Standby letters of credit and financial guarantees	$24,749	$25,203
Loans sold with recourse	110,891	121,778
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
At December 31, 2022 and 2021, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $734 thousand and $1.0 million, respectively, and is included in other liabilities in the statement of financial condition.
At December 31, 2022 and 2021, OFG maintained other non-credit commitments amounting to $21.5 million and $8.9 million, respectively, primarily for the acquisition of equity securities. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At December 31, 2022 and 2021, OFG had commitments for capital expenditures in technology amounting to $8.6 million and $15.4 million, respectively.
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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At December 31, 2022 and 2021, this accrued liability amounted to $2.4 million and $7.0 million, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Operating Lease Cost

	Year Ended December 31,
	2022	2021	2020	Statement of Operations Classification
	(In thousands)
Lease costs	$10,467	$11,417	$13,233	Occupancy and equipment
Variable lease costs	1,529	1,881	2,133	Occupancy and equipment
Short-term lease cost	565	859	800	Occupancy and equipment
Lease income	(226)	(442)	(499)	Occupancy and equipment
Total lease cost	$12,335	$13,715	$15,667
Operating Lease Assets and Liabilities

	December 31,
	2022	2021	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$25,363	$28,846	Operating lease right-of-use assets
Lease Liabilities	$27,370	$30,498	Operating leases liabilities

	December 31,
	2022	2021
	(In thousands)
Weighted-average remaining lease term	5.1 years	5.6 years
Weighted-average discount rate	6.8%	6.6%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 were as follows:

Minimum Rent
As of December 31, 2022	(In thousands)
2023	$9,326
2024	7,134
2025	5,127
2026	3,106
2027	2,290
Thereafter	5,773
Total lease payments	$32,756
Less imputed interest	5,386
Present value of lease liabilities	$27,370
OFG, as lessor, leases and subleases real property to lessee tenants under operating leases. As of December 31, 2022, no material lease concessions have been granted to lessees. As of December 31, 2022, OFG, as lessee, has not requested any lease concessions.
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
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$309,133	$1,103,237	$406	$1,412,776
Trading securities	—	9	—	9
Money market investments	4,161	—	—	4,161
Derivative assets	—	406	—	406
Servicing assets	—	—	50,921	50,921
	$313,294	$1,103,652	$51,327	$1,468,273
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$8,805	$8,805
Foreclosed real estate	—	—	11,214	11,214
Other repossessed assets	—	—	4,617	4,617
Mortgage loans held for sale	—	—	19,499	19,499
Other loans held for sale	$—	$—	$21,088	21,088
	$—	$—	$65,223	$65,223

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$10,825	$498,358	$1,530	$510,713
Trading securities	—	20	—	20
Money market investments	8,952	—	—	8,952
Derivative assets	—	1	—	1
Servicing assets	—	—	48,973	48,973
Derivative liabilities	—	(804)	—	(804)
	$19,777	$497,575	$50,503	$567,855
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$10,233	$10,233
Foreclosed real estate	—	—	15,039	15,039
Other repossessed assets	—	—	1,945	1,945
Mortgage loans held for sale	—	—	51,096	51,096
Other loans held for sale	$—	$—	$31,566	31,566
	$—	$—	$109,879	$109,879
The fair value information included in the tables above for non-recurring fair value measurements is not as of year-end. Instead, it is as of the date that the fair value measurement was recorded during 2022 and 2021, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2022, 2021 and 2020:
Level 3 Instruments Only

	Year Ended December 31,
	2022			2021			2020
	Other debt securities available for sale	Servicing Assets	Total	Other debt securities available for sale	Servicing Assets	Total	Servicing Assets
	(In thousands)
Balance at beginning year	$1,530	$48,973	$50,503	$—	$47,295	$47,295	$50,779
New instruments acquired	376	3,998	4,374	—	6,089	$6,089	2,394
Transfer from Level 2	—	—	—	1,500	—	$1,500	—
Principal repayments and amortization	—	(5,312)	(5,312)	—	(6,738)	$(6,738)	(4,067)
Instrument converted to equity security	(1,581)	—	(1,581)	—	—	—	—
Gains included in earnings	—	3,262	3,262	—	2,327	$2,327	(1,811)
Gains included in other comprehensive income	81	—	81	30	—	$30	—
Balance at end of year	$406	$50,921	$51,327	$1,530	$48,973	$50,503	$47,295

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During 2021, OFG transferred from level 2 to level 3 a $1.5 million convertible note classified as other debt securities. Subsequently, during 2022, this security was converted to an equity security. There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during 2022, and 2020.
Servicing assets gains (losses) included in earnings during 2022, 2021 and 2020 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 10 – Servicing Assets.
During 2022, 2021 and 2020, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.
The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at December 31, 2022 and 2021:

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$406	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.15% - 2.12%	0.15%
			Recovery Rate	34.73%	34.73%

Servicing assets	$50,921	Cash flow valuation	Constant prepayment rate	3.43% - 21.20%	5.66%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$8,805	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 51.20%	17.11%

Foreclosed real estate	$11,214	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	11.81%

Other repossessed assets	$4,617	Fair value of property or collateral	Estimated net realizable value less disposition costs	22.00% - 80.00%	58.49%

Mortgage loans held for sale	$19,499	Fair value of property	Estimated net realizable value	83.25% - 102.43%	71.86%

Other loans held for sale	$21,088	Bids or sales contract prices	Estimated market value	100.00% - 103.20%	74.65%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$1,530	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.16% - 2.28%	0.35%
			Recovery Rate	33.08%	33.08%

Servicing assets	$48,973	Cash flow valuation	Constant prepayment rate	3.90% - 24.48%	6.17%
			Discount rate	10.00% - 15.50%	11.47%

Collateral dependent loans	$10,233	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 30.20%	20.20%

Foreclosed real estate	$15,039	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 30.20%	12.54%

Other repossessed assets	$1,945	Fair value of property or collateral	Estimated net realizable value less disposition costs	39.00% - 80.00%	60.54%

Mortgage loans held for sale	$51,096	Fair value of property	Estimated net realizable value	98.43% - 106.00%	124.41%

Other loans held for sale	$31,566	Bids or sales contract prices	Estimated market value	100.00% - 103.20%	42.54%
Information about Sensitivity to Changes in Significant Unobservable Inputs
Other debt security available for sale – The significant unobservable inputs used in the fair value measurement of one of OFG’s other debt securities is a DCF methodology. DCF is a valuation method that uses the concept of the time value of money. The methodology use the future cash flows discounted through a yield to obtain a net present value. Assumptions applied in the model are obtained from Moody’s Default Trends.
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
The estimated fair value and carrying value of OFG’s financial instruments at December 31, 2022 and 2021 was as follows:

	December 31,
	2022		2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$550,307	$550,307	$2,023,475	$2,023,475
Restricted cash	$157	$157	$175	$175
Investment securities available-for-sale	$309,133	$309,133	$10,825	$10,825
Level 2
Financial Assets:
Trading securities	$9	$9	$20	$20
Investment securities available-for-sale	$1,103,237	$1,103,237	$498,358	$498,358
Investment securities held-to-maturity	$469,186	$535,070	$363,653	$367,507
Federal Home Loan Bank (FHLB) stock	$6,005	$6,005	$5,966	$5,966
Equity securities	$17,662	$17,662	$11,612	$11,612
Derivative assets	$406	$406	$1	$1
Financial Liabilities:
Derivative liabilities	$—	$—	$804	$804
Level 3
Financial Assets:
Investment securities available for sale	$406	$406	$1,530	$1,530
Total loans (including loans held-for-sale)	$6,467,878	$6,723,236	$6,197,347	$6,329,311
Accrued interest receivable	$62,402	$62,402	$56,560	$56,560
Servicing assets	$50,921	$50,921	$48,973	$48,973
Accounts receivable and other assets	$61,014	$61,014	$88,756	$88,756
Financial Liabilities:
Deposits	$8,556,300	$8,568,364	$8,614,073	$8,603,118
Advances from FHLB	$26,716	$26,716	$28,480	$28,488
Other borrowings	$318	$318	$—	$—
Subordinated capital notes	$—	$—	$36,084	$36,083
Accrued expenses and other liabilities	$124,999	$124,999	$96,240	$96,240

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2022 and 2021:
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
•The fair value of investment securities, including trading securities, is based on quoted market prices, when available or prices provided from contracted pricing providers, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Equity securities do not have readily available fair values and are measured at cost, less any impairment. The estimated fair value of the convertible note in other debt securities available for sale is determined by using an adjusted third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model, when deemed necessary, or compared to counterparties’ prices and agreed by management.
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
•The fair value of the loan portfolio (including loans held-for-sale and non-performing loans) is based on the exit market price, which is estimated by segregating by type, such as mortgage, commercial, consumer, auto loans and leases. Each loan segment is further segmented into fixed and adjustable interest rates. The fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates (voluntary and involuntary), if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 28 – BUSINESS SEGMENTS
OFG segregates its businesses into the following segments of business: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. OFG measures the performance of these segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodical basis and may change if the conditions warrant.

Banking includes the Bank’s branches and traditional banking products such as deposits and commercial, consumer, auto loans and leases, and mortgage loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for OFG’s own portfolio. As part of its mortgage banking activities, OFG may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities.

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, OFG Reinsurance and OPC. The core operations of this segment are financial planning, money management and investment banking, securities brokerage services, investment advisory services, insurance, corporate and individual trust and retirement services, as well as retirement plan administration services up to December 30, 2022 on which date OPC sold its retirement plan administration business.

The Treasury segment encompasses all of OFG’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.
Following are the results of operations and the selected financial information by operating segment for 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$465,177	$21	$56,955	$522,153	$(6,580)	$515,573
Interest expense	(31,926)	—	(8,147)	(40,073)	6,580	(33,493)
Net interest income	433,251	21	48,808	482,080	—	482,080
Provision for credit losses	24,111	—	8	24,119	—	24,119
Non-interest income	98,407	33,481	(198)	131,690	—	131,690
Non-interest expenses	(323,125)	(19,206)	(3,215)	(345,546)	—	(345,546)
Intersegment revenue	2,187	—	—	2,187	(2,187)	—
Intersegment expenses	—	(1,497)	(690)	(2,187)	2,187	—
Income before income taxes	$186,609	$12,799	$44,697	$244,105	$—	$244,105
Income tax expense	77,731	97	38	77,866	—	77,866
Net income	$108,878	$12,702	$44,659	$166,239	$—	$166,239
Total assets	$8,347,767	$23,085	$2,432,549	$10,803,401	$(984,621)	$9,818,780

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Eliminations include interest income and expense for a borrowing by Oriental Overseas, which is included in the Treasury Segment with its corresponding interest expense, to fund its operations, from the Bank, which is included in the Banking Segment with its corresponding interest income, with an unpaid principal balance of $470.2 million and $262.9 million at December 31, 2022 and 2021, respectively, and is eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from previous year was mainly as a result of FRB interest rate increases and higher average borrowing balance. At December 31, 2020 the borrowing balance was zero.

	Year Ended December 31, 2021
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$432,375	$30	$17,072	$449,477	$(278)	$449,199
Interest expense	(38,711)	—	(3,396)	(42,107)	278	(41,829)
Net interest income	393,664	30	13,676	407,370	—	407,370
Provision for (recapture of) credit losses	1,342	—	(1,121)	221	—	221
Non-interest income	98,950	35,625	(1,365)	133,210	—	133,210
Non-interest expenses	(300,568)	(20,941)	(4,247)	(325,756)	—	(325,756)
Intersegment revenue	2,355	—	—	2,355	(2,355)	—
Intersegment expenses	—	(1,269)	(1,086)	(2,355)	2,355	—
Income before income taxes	$193,059	$13,445	$8,099	$214,603	$—	$214,603
Income tax expense	68,409	—	43	68,452	—	68,452
Net income	$124,650	$13,445	$8,056	$146,151	$—	$146,151
Total assets	$8,041,725	$32,082	$2,894,612	$10,968,419	$(1,068,699)	$9,899,720

	Year Ended December 31, 2020
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$462,493	$59	$10,795	$473,347	$—	$473,347
Interest expense	(57,811)	—	(7,104)	(64,915)	—	(64,915)
Net interest income	404,682	59	3,691	408,432	—	408,432
Provision for credit losses	92,237	—	435	92,672	—	92,672
Non-interest income	87,810	32,043	4,499	124,352	—	124,352
Non-interest expenses	(320,997)	(20,240)	(4,049)	(345,286)	—	(345,286)
Intersegment revenue	2,443	—	—	2,443	(2,443)	—
Intersegment expenses	—	(1,164)	(1,279)	(2,443)	2,443	—
Income before income taxes	$81,701	$10,698	$2,427	$94,826	$—	$94,826
Income tax expense	15,939	4,506	54	20,499	—	20,499
Net income	$65,762	$6,192	$2,373	$74,327	$—	$74,327
Total assets	$8,478,326	$32,893	$2,436,029	$10,947,248	$(1,121,237)	$9,826,011

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 29 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Banking service revenues:
Checking accounts fees	$8,933	$8,593	$8,577
Savings accounts fees	1,265	1,141	1,451
Electronic banking fees	54,639	55,968	47,542
Credit life commissions	724	469	254
Branch service commissions	1,456	1,467	1,462
Servicing and other loan fees	3,222	3,256	2,485
International fees	902	794	623
Miscellaneous income	20	18	185
Total banking service revenues	71,161	71,706	62,579

Wealth management revenue:
Insurance income	15,084	14,647	13,618
Broker fees	6,793	8,213	6,828
Trust fees	10,013	11,303	10,446
Retirement plan and administration fees	745	881	897
Total wealth management revenue	32,635	35,044	31,789

Mortgage banking activities:
Net servicing fees	18,258	16,818	12,120
Net gains on sale of mortgage loans and valuation	3,786	10,119	4,437
Loss on repurchased loans and other	(115)	(4,429)	(53)
Total mortgage banking activities	21,929	22,508	16,504
Total banking and financial service revenues	$125,725	$129,258	$110,872
OFG recognizes the revenue from banking services, wealth management and mortgage banking based on the nature and timing of revenue streams from contracts with customers:
Banking Service Revenues
Service charges on checking and saving accounts is recognized as consumer periodic maintenance revenue once the service is rendered, while overdraft and late charges revenue are recorded after the contracted service has been provided.
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
Brokers fees consist of two categories:
•Sales commissions generated by advisers for their clients’ purchases and sales of securities and other investment products, which are collected once the stand-alone transactions are completed at trade date or as earned, and managed account fees which are fees charged to advisers’ clients’ accounts on OFG’s corporate advisory platform. These revenues do not cover future services, as a result there is no need to allocate the amount received to any other service.
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
NOTE 30 – OFG BANCORP (HOLDING COMPANY ONLY) FINANCIAL INFORMATION
As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, OFG Bancorp generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The payment of dividends by the Bank to OFG Bancorp may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. During 2022, 2021, and 2020, the Bank paid $140.0 million, $197.0 million and $26.1 million, respectively, in dividends to OFG Bancorp. During 2022, 2021, and 2020, Oriental Insurance paid $9.5 million, $11.0 million, and $9.5 million, respectively, in dividends to OFG Bancorp.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG BANCORP
CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION
(Holding Company Only)
The following condensed financial information presents the financial position of the holding company only as of December 31, 2022 and 2021, and the results of its operations and its cash flows for 2022, 2021 and 2020:

	December 31,
	2022	2021
	(In thousands)
ASSETS
Cash and cash equivalents	$82,045	$46,484
Investment in bank subsidiary, equity method	938,306	1,011,147
Investment in nonbank subsidiaries, equity method	32,525	35,915
Advance to investment dealers	6	17,213
Deferred tax asset, net	924	2,627
Due from bank subsidiary, net	44	50
Other assets	356	582
Total assets	$1,054,206	$1,114,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	9,513	6,010
Accrued expenses and other liabilities	2,287	2,765
Subordinated capital notes	—	36,083
Total liabilities	11,800	44,858
Stockholders’ equity	1,042,406	1,069,160
Total liabilities and stockholders’ equity	$1,054,206	$1,114,018

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG BANCORP
CONDENSED STATEMENTS OF OPERATIONS INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Income:
Interest income	$977	$55	$86
Investment trading activities, net and other	6,022	6,765	6,583
Total income	6,999	6,820	6,669
Expenses:
Interest expense	521	1,174	1,394
Operating expenses	7,992	8,397	7,483
Total expenses	8,513	9,571	8,877
Loss before income taxes	(1,514)	(2,751)	(2,208)
Income tax expense (benefit)	2,782	1,813	(1,363)
Loss before earnings of subsidiaries	(4,296)	(4,564)	(845)
Equity in earnings from:
Bank subsidiary	162,236	144,089	74,899
Nonbank subsidiaries	8,299	6,626	273
Net income	$166,239	$146,151	$74,327

OFG BANCORP
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$166,239	$146,151	$74,327
Other comprehensive (loss) income before tax:
Other comprehensive (loss) income from bank subsidiary	(98,569)	(5,862)	12,030
Other comprehensive (loss) income before taxes	(98,569)	(5,862)	12,030
Income tax effect	—	—	—
Other comprehensive (loss) income after taxes	(98,569)	(5,862)	12,030
Comprehensive income	$67,670	$140,289	$86,357

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG BANCORP
CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$166,239	$146,151	$74,327
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from banking subsidiary	(162,236)	(144,089)	(74,899)
Equity in earnings from nonbanking subsidiaries	(8,299)	(6,626)	(273)
Gain on early extinguishment of debt	(42)	—	—
Stock-based compensation	652	940	2,170
Deferred income tax, net	1,703	10	(2,637)
Net (increase) decrease in other assets	18,829	(13,471)	12
Net increase (decrease) in accrued expenses and other liabilities	(488)	950	(486)
Dividends from banking subsidiary	140,000	197,000	26,100
Dividends from non-banking subsidiary	9,500	11,000	9,531
Net cash provided by operating activities	165,858	191,865	33,845
Cash flows from investing activities:
Net increase in due from bank subsidiary, net	—	—	(1,984)
Proceeds from sales of premises and equipment	—	240	282
Capital contribution to banking subsidiary	—	—	(1,703)
Capital contribution to non-banking subsidiary	—	(9,300)	(9,013)
Additions to premises and equipment	(233)	(288)	(295)
Net cash used in investing activities	(233)	(9,348)	(12,713)
Cash flows from financing activities:
Subordinated capital notes	(34,958)	—	—
Exercise of stock options and restricted units lapsed, net	(906)	283	583
Purchase of treasury stock	(64,110)	(49,872)	(2,226)
Redemption of preferred stock	—	(92,000)	—
Dividends paid	(30,090)	(20,973)	(20,892)
Net cash used in financing activities	(130,064)	(162,562)	(22,535)
Net change in cash and cash equivalents	35,561	19,955	(1,403)
Cash and cash equivalents at beginning of year	46,484	26,529	27,932
Cash and cash equivalents at end of year	$82,045	$46,484	$26,529

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 31 – SUBSEQUENT EVENTS
On January 25, 2023, as part of OFG's capital actions for 2023, the Board of Directors approved the increase of its regular quarterly cash dividend by 10%, to $0.22 per common share from $0.20 per share, beginning the quarter ending March 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
OFG’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2022, an evaluation was carried out under the supervision and with the participation of OFG’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of OFG’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, OFG’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by OFG in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within OFG to disclose material information otherwise required to be set forth in OFG’s periodic reports.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of 2022, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Items 10 through 14 are incorporated herein by reference to OFG’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K, except with respect to the information set forth below under Item 12.
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
The following table shows certain information pertaining to the awards under the Omnibus Plan as of December 31, 2022:

	(a)		(b)		(c)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	643,782	(1)	$5.98	(2)	$1,457,786
	643,782		$5.98		$1,457,786
____________________
(1) Includes 234,950 stock options and 408,832 restricted stock units.
(2) Exercise price related to stock options.
OFG recorded $4.2 million, $6.2 million and $2.2 million related to stock-based compensation expense during 2022, 2021 and 2020, respectively.
Other information required by this Item is incorporated herein by reference to OFG’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements are filed as part of this annual report on Form 10-K report under Item 8 — Financial Statements and Supplementary Data.
Management’s Report on Internal Control Over Financial Reporting

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Condition as of December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Notes to the Consolidated Financial Statements
Financial Statement Schedules
No schedules are presented because the information is not applicable or is included in the accompanying consolidated financial statements or in the notes thereto described above.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

Exhibits

Exhibit No.:	Description of Document:

2.1	Stock Purchase Agreement dated June 26, 2019, between The Bank of Nova Scotia and Oriental Bank, and, solely for the purposes expressly provided therein, OFG Bancorp. (1)

2.2	Sale and Purchase Agreement (USVI) dated June 26, 2019, between The Bank of Nova Scotia and Oriental Bank, and, solely for the purposes expressly provided therein, OFG Bancorp. (2)

2.3	Sale and Purchase Agreement (PR) dated June 26, 2019, between The Bank of Nova Scotia and Oriental Bank, and, solely for the purposes expressly provided therein, OFG Bancorp. (3)

3.1	Composite Certificate of Incorporation. (4)

3.2	Amended and Restated By-Laws.(5)

4.1	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (6)

4.2	Form of Common Stock Certificate (7)

10.1	Amended and Restated Change in Control Compensation Agreement dated as of July 28, 2021 between OFG and José R. Fernández.(8)

10.2	Change in Control Compensation Agreement between OFG and Ganesh Kumar (9)

10.3	Technology Outsourcing Agreement dated as of January 26, 2007, between OFG and Metavante Corporation.(10)

10.4	OFG Bancorp 2007 Omnibus Performance Incentive Plan, as amended and restated.(11)

10.5	Form of qualified stock option award and agreement (12)

10.6	Form of restricted stock award and agreement (13)

10.7	Form of restricted unit award and agreement (14)

10.8	Form of performance shares award and agreement (15)

10.9	Employment Agreement dated as of July 28, 2021 between OFG and José R. Fernández (16)

10.10	Amendment, dated as of May 31, 2018, to Technology Outsourcing Agreement between OFG and Metavante Corporation (17)

10.11	Amendment, dated as of November 30, 2020, to Technology Outsourcing Agreement between OFG and FIS.(18)

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from OFG’s annual report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, and (v) Consolidated Statements of Cash Flow.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(5)Incorporated herein by reference to Exhibit 3.2 of OFG’s current report on Form 8-K filed with the SEC on January 31, 2023.
(6)Incorporated herein by reference to Exhibit 4.1 of OFG’s annual report on Form 10-K filed with the SEC on February 25, 2022.
(7)Incorporated herein by reference to Exhibit 4.4 of OFG’s registration statement on Form S-8, as amended, filed with the SEC on October 7, 2013.
(8)Incorporated herein by reference to Exhibit 10.2 of OFG’s current report on Form 8-K filed with the SEC on July 30, 2021.
(9)Incorporated herein by reference to Exhibit 10.14 of OFG’s annual report on Form 10-K filed with the SEC on September 13, 2005.
(10)Incorporated herein by reference to Exhibit 10.23 of OFG’s annual report on Form 10-K filed with the SEC on March 28, 2007. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(11)Incorporated herein by reference to Exhibit 4.1 of OFG’s registration statement on Form S-8 filed with the SEC on October 7, 2013.
(12)Incorporated herein by reference to Exhibit 10.1 of OFG’s registration statement on Form S-8 filed with the SEC on November 30, 2007.
(13)Incorporated herein by reference to Exhibit 10.2 of OFG’s registration statement on Form S-8 filed with the SEC on November 30, 2007.
(14)Incorporated herein by reference to Exhibit 10.1 of OFG’s quarterly report on Form 10-Q filed with the SEC on May 8, 2015.
(15)Incorporated herein by reference to Exhibit 10.1 of OFG’s quarterly report on Form 10-Q filed with the SEC on November 2, 2018.
(16)Incorporated herein by reference to Exhibit 10.1 of OFG’s current report on Form 8-K filed with the SEC on July 30, 2021.
(17)Incorporated herein by reference to Exhibit 10.1 of OFG’s quarterly report on Form 10-Q filed with the SEC on August 3, 2018. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(18)Incorporated herein by reference to Exhibit 10.11 of OFG’s annual report on Form 10-K filed with the SEC on February 26, 2021. Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: February 24, 2023
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: February 24, 2023
Maritza Arizmendi Díaz Chief Financial Officer

By:	/s/ Krisen Aguirre Torres	Dated: February 24, 2023
Krisen Aguirre Torres Director, Reporting and Accounting Control

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ Julian S. Inclán	Dated: February 24, 2023
Julian S. Inclán Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: February 24, 2023
José Rafael Fernández Vice Chairman of the Board

By:	/s/ Jorge Colón Gerena	Dated: February 24, 2023
Jorge Colón Gerena Director

By:	/s/ Annette Franqui	Dated: February 24, 2023
Annette Franqui Director

By:	/s/ Edwin Pérez Hernández	Dated: February 24, 2023
Edwin Pérez Hernández Director

By:	/s/ Néstor de Jesús	Dated: February 24, 2023
Néstor de Jesús Director

By:	/s/ Susan S. Harnett	Dated: February 24, 2023
Susan S. Harnett Director

By:	/s/ Rafael Vélez	Dated: February 24, 2023
Rafael Vélez Director