Form 10-Q
period 2023-03-31
OFG BANCORP
filed 2023-05-05
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
47,527,802 common shares ($1.00 par value per share) outstanding as of April 30, 2023

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
•a credit default by the U.S. government or a downgrade in the credit ratings of the U.S. government, including as a result of Congress and the President failing to reach agreement on federal budgetary matters or debt ceiling limitations, as well as on other matters of fiscal and economic policy;

•the impacts related to or resulting from recent bank failures and other volatility, including potential increased regulatory and compliance requirements and costs and potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including the Bank, to attract and retain depositors and to borrow or raise capital;

•the actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution, or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets;

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
All forward-looking statements included in this quarterly report on Form 10-Q are based upon information available to OFG as of the date of this quarterly report on Form 10-Q, and other than as required by law, including the requirements of applicable securities laws, OFG assumes no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

	March 31,	December 31,
	2023	2022
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$844,180	$546,146
Money market investments	3,172	4,161
Total cash and cash equivalents	847,352	550,307
Restricted cash	142	157
Investments:
Trading securities, at fair value, with amortized cost of $162 (December 31, 2022 - $162)	10	9
Investment securities available-for-sale, at fair value, with amortized cost of $1,445,218 (December 31, 2022 - $1,522,812); no allowance for credit losses “ACL”	1,353,106	1,412,776
Investment securities held-to-maturity, at amortized cost, with fair value of $471,615 (December 31, 2022 - $469,186); no allowance for credit losses	530,880	535,070
Equity securities	33,218	23,667
Total investments	1,917,214	1,971,522
Loans:
Loans held-for-sale, at lower of cost or fair value	32,685	40,587
Loans held for investment, net of allowance for credit losses of $151,884 (December 31, 2022 - $152,673)	6,702,596	6,682,649
Total loans	6,735,281	6,723,236
Other assets:
Foreclosed real estate	9,250	11,214
Accrued interest receivable	62,140	62,402
Deferred tax asset, net	37,372	55,485
Premises and equipment, net	104,851	106,820
Customers' liability on acceptances	30,094	28,607
Servicing assets	49,345	50,921
Goodwill	84,241	84,241
Other intangible assets	25,868	27,593
Operating lease right-of-use assets	23,897	25,363
Other assets	130,534	120,912
Total assets	$10,057,581	$9,818,780
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2023 AND DECEMBER 31, 2022 (CONTINUED)

	March 31,	December 31,
	2023	2022
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,038,122	$5,176,758
Savings accounts	2,271,774	2,227,965
Time deposits	1,255,525	1,163,641
Total deposits	8,565,421	8,568,364
Borrowings:
Advances from the Federal Home Loan Bank of New York (the “FHLB”)	226,661	26,716
Other borrowings	128	318
Total borrowings	226,789	27,034
Other liabilities:
Acceptances executed and outstanding	30,094	28,607
Operating lease liabilities	25,990	27,370
Accrued expenses and other liabilities	119,777	124,999
Total liabilities	8,968,071	8,776,374
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 47,611,402 shares outstanding (December 31, 2022 - 59,885,234 shares issued; 47,581,375 shares outstanding)	59,885	59,885
Additional paid-in capital	634,785	636,793
Legal surplus	138,333	133,901
Retained earnings	547,641	516,371
Treasury stock, at cost, 12,273,832 shares (December 31, 2022 - 12,303,859 shares)	(212,794)	(211,135)
Accumulated other comprehensive loss, net of tax of $13,497 (December 31, 2022 - $16,221)	(78,340)	(93,409)
Total stockholders’ equity	1,089,510	1,042,406
Total liabilities and stockholders’ equity	$10,057,581	$9,818,780
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2023 AND 2022

	Quarter Ended March 31,
	2023	2022
	(In thousands, except per share data)
Interest income:
Loans	$128,311	$107,565
Mortgage-backed securities	10,074	4,321
Investment securities and other	10,600	1,063
Total interest income	148,985	112,949
Interest expense:
Deposits	12,497	7,041
Advances from FHLB and other borrowings	591	193
Subordinated capital notes	—	521
Total interest expense	13,088	7,755
Net interest income	135,897	105,194
Provision for credit losses	9,445	1,551
Net interest income after provision for credit losses	126,452	103,643
Non-interest income:
Banking service revenue	17,513	17,562
Wealth management revenue	7,120	7,857
Mortgage banking activities	3,898	5,782
Total banking and financial service revenues	28,531	31,201
Other non-interest income	370	405
Total non-interest income	28,901	31,606
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2023 AND 2022 (CONTINUED)

	Quarter Ended March 31,
	2023	2022
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	38,473	34,768
Occupancy, equipment and infrastructure costs	14,257	11,916
Electronic banking charges	10,337	9,786
Information technology expenses	6,418	4,804
Professional and service fees	5,064	5,421
Taxes, other than payroll and income taxes	3,273	3,307
Insurance	2,918	2,635
Loan servicing and clearing expenses	2,267	1,922
Advertising, business promotion, and strategic initiatives	2,036	2,062
Communication	1,029	1,116
Printing, postage, stationery and supplies	730	1,092
Director and investor relations	258	249
Foreclosed real estate and other repossessed assets expenses (income), net	793	(1,482)
Other	2,367	3,559
Total non-interest expense	90,220	81,155
Income before income taxes	65,133	54,094
Income tax expense	18,904	16,573
Net income available to common shareholders	$46,229	$37,521
Earnings per common share:
Basic	$0.97	$0.77
Diluted	$0.96	$0.76
Average common shares outstanding and equivalents	47,944	49,484
Cash dividends per share of common stock	$0.22	$0.15
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED MARCH 31, 2023 AND 2022

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Net income	$46,229	$37,521
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	17,924	(30,752)
Unrealized (loss) gain on cash flow hedges	(131)	619
Other comprehensive income (loss) before taxes	17,793	(30,133)
Income tax effect	(2,724)	4,335
Other comprehensive income (loss) after taxes	15,069	(25,798)
Comprehensive income	$61,298	$11,723
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2023 AND 2022

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Common stock:
Balance at the beginning and end of period	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	636,793	637,061
Stock-based compensation expense	965	973
Lapsed restricted stock units	(2,973)	(4,238)
Balance at end of period	634,785	633,796
Legal surplus:
Balance at beginning of period	133,901	117,677
Transfer from retained earnings	4,432	3,712
Balance at end of period	138,333	121,389
Retained earnings:
Balance at beginning of period	516,371	399,949
Net income	46,229	37,521
Cash dividends declared on common stock[1]	(10,527)	(7,438)
Transfer to legal surplus	(4,432)	(3,712)
Balance at end of period	547,641	426,320
Treasury stock:
Balance at beginning of period	(211,135)	(150,572)
Stock repurchased	(2,894)	(33,479)
Lapsed restricted stock units and options	1,235	3,334
Balance at end of period	(212,794)	(180,717)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(93,409)	5,160
Other comprehensive income (loss), net of tax	15,069	(25,798)
Balance at end of period	(78,340)	(20,638)
Total stockholders’ equity	$1,089,510	$1,040,035
[1] Dividends declared per common share during the quarter ended March 31, 2023 - $0.22 (March 31, 2022 - $0.15).
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2023 AND 2022

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$46,229	$37,521
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value premiums (discounts) on loans	497	(723)
Amortization of investment securities premiums, net of accretion of (discounts)	(2,343)	599
Amortization of other intangible assets	1,725	2,146
Net change in operating leases	86	59
Depreciation and amortization of premises and equipment	5,043	3,780
Deferred income tax expense, net	15,391	15,789
Provision for credit losses	9,445	1,551
Stock-based compensation	965	973
(Gain) loss on:
Sale of loans	(252)	(899)
Early extinguishment of debt	—	(42)
Foreclosed real estate and other repossessed assets	(238)	(4,157)
Sale of other assets	(20)	6
Originations and purchases of loans held-for-sale	(27,509)	(56,954)
Proceeds from sale of loans held-for-sale	3,260	57,261
Net decrease (increase) in:
Accrued interest receivable	307	478
Servicing assets	1,576	(473)
Other assets	(9,764)	11,300
Net increase (decrease) in:
Accrued interest on deposits and borrowings	543	(152)
Accrued expenses and other liabilities	7,259	(28,860)
Net cash provided by operating activities	52,200	39,203

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 31, 2023 AND 2022 (CONTINUED)
	Quarter Ended March 31,
	2023	2022
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(476)	(399,025)
FHLB stock	(9,000)	—
Equity securities	(573)	(998)
Maturities and redemptions of:
Investment securities available-for-sale	101,510	22,170
Investment securities held-to-maturity	4,492	7,540
FHLB stock	22	20
Proceeds from sales of:
Foreclosed real estate and other repossessed assets, including write-offs	15,110	13,090
Premises and equipment	20	—
Origination and purchase of loans, excluding loans held-for-sale	(631,471)	(770,935)
Principal repayment of loans	593,606	612,039
Additions to premises and equipment	(3,118)	(9,072)
Net cash provided by (used in) investing activities	$70,122	$(525,171)
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(10,417)	394,932
Subordinated capital notes	—	(36,041)
FHLB advances, federal funds purchased, and other borrowings	199,329	(458)
Exercise of stock options and restricted units lapsed, net	(1,738)	(904)
Purchase of treasury stock	(2,894)	(33,479)
Dividends paid on common stock	(9,572)	(6,003)
Net cash provided by financing activities	$174,708	$318,047
Net change in cash, cash equivalents and restricted cash	297,030	(167,921)
Cash, cash equivalents and restricted cash at beginning of period	550,464	2,023,650
Cash, cash equivalents and restricted cash at end of period	$847,494	$1,855,729

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 31, 2023 AND 2022 (CONTINUED)

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$844,180	$1,849,906
Money market investments	3,172	5,648
Restricted cash	142	175
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$847,494	$1,855,729

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$11,224	$6,270
Income taxes paid	$—	$1,475
Operating lease liabilities paid	$2,514	$2,496
Mortgage loans held-for-sale securitized into mortgage-backed securities	$21,399	$23,960
Transfer from loans to foreclosed real estate and other repossessed assets	$13,140	$10,294
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$86	$—
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$8,736	$459
Financed sales of foreclosed real estate	$286	$422
Delinquent loans booked under the GNMA buy-back option	$26,348	$9,664
See notes to unaudited consolidated financial statements.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), and OFG Ventures LLC (“OFG Ventures”), which holds investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, auto leasing and lending, financial planning, insurance sales, money management, investment banking and securities brokerage services, as well as corporate and individual trust services. Effective December 31, 2022, OFG sold its retirement plan administration business which was operated under a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), the OPC subsidiary and OPC thereafter discontinued its operations. The results for the quarter ended March 31, 2022 included these operations.
Basis of Presentation
The accompanying unaudited consolidated financial statements of OFG have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). Operating results for three-months period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. OFG evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses, the valuation of securities, the determination of income taxes, impairment of securities, and goodwill valuation and impairment assessment

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recently Adopted Accounting Standards Updates
Financial Instruments—Credit Losses Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the Financial Accounting Standards Board issued ASU 2022-02 to address the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-402 and amend the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. OFG adopted the guidance related to the elimination of the recognition and measurement of TDRs and the enhancement of disclosures for loan restructurings for borrowers experiencing financial difficulty as of January 1, 2023, using the prospective transition method. As of our adoption date, all restructurings, including restructurings for borrowers experiencing financial difficulty, are evaluated to determine whether they result in a new loan or a continuation of an existing loan. Loan restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan as the terms of the restructured loans are typically not at market rates. When a loan is restructured under ASU 2022-02 we continue to measure impairment on the loan using a discounted cash flow approach that utilizes the loan’s restructured terms, including the post-restructuring interest rate, and it did not result in any material changes to the allowance for credit losses. We also adopted the disclosure guidance related to the presentation of gross write-offs by year of origination in our vintage disclosures on January 1, 2023. At the adoption of this guidance on January 1, 2023, there was no material impact on our financial statements.
NOTE 2 – RESTRICTED CASH
OFG has a contract with the Federal National Mortgage Association (the “FNMA”) which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At March 31, 2023 and December 31, 2022, OFG delivered as collateral cash amounting to approximately $142 thousand and $157 thousand, respectively.
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered March 31, 2023 was $481.4 million (December 31, 2022 - $482.9 million). At March 31, 2023 and December 31, 2022, the Bank complied with this requirement. Cash and due from bank, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2023 and December 31, 2022, money market instruments included as part of cash and cash equivalents amounted to $3.2 million and $4.2 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at March 31, 2023 and December 31, 2022 were as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$9,307	$—	$440	$8,867	1.76%
Due from 5 to 10 years	55,558	—	3,627	51,931	2.00%
Due after 10 years	754,720	235	55,610	699,345	2.89%
Total FNMA and FHLMC certificates	819,585	235	59,677	760,143	2.81%
GNMA Securities
Due from 1 to 5 years	11,053	—	476	10,577	1.66%
Due from 5 to 10 years	23,129	20	1,309	21,840	2.14%
Due after 10 years	333,042	1,946	31,130	303,858	3.01%
Total GNMA certificates	367,224	1,966	32,915	336,275	2.92%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	12,811	—	624	12,187	1.78%
Due from 5 to 10 years	377	—	7	370	2.14%
Due after 10 years	932	—	18	914	5.06%
Total CMOs issued by US government-sponsored agencies	14,120	—	649	13,471	2.00%
Total mortgage-backed securities	1,200,929	2,201	93,241	1,109,889	2.83%
Investment securities
US Treasury securities
Due less than 1 year	243,203	4	1,109	242,098	3.41%
Other debt securities
Due less than 1 year	376	37	—	413	7.00%
Due from 1 to 5 years	710	—	4	706	3.17%
Total other debt securities	1,086	37	4	1,119	4.49%
Total investment securities	244,289	41	1,113	243,217	3.41%
Total securities available for sale	$1,445,218	$2,242	$94,354	$1,353,106	2.93%

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$332,852	$—	$56,683	$276,169	1.72%
Investment securities
US Treasury securities
Due from 1 to 5 years	198,028	—	2,582	195,446	3.36%
Total securities held to maturity	$530,880	$—	$59,265	$471,615	2.34%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$10,155	—	$550	$9,605	1.76%
Due from 5 to 10 years	59,167	—	3,764	55,403	2.00%
Due after 10 years	768,381	59	65,332	703,108	2.87%
Total FNMA and FHLMC certificates	837,703	59	69,646	768,116	2.79%
GNMA Securities
Due from 1 to 5 years	12,505	—	632	11,873	1.66%
Due from 5 to 10 years	24,575	14	1,585	23,004	2.13%
Due after 10 years	320,417	892	36,652	284,657	2.90%
Total GNMA certificates	357,497	906	38,869	319,534	2.80%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	14,190	—	755	13,435	1.78%
Due from 5 to 10 years	485	—	10	475	2.14%
Due after 10 years	959	—	18	941	5.06%
Total CMOs issued by US government-sponsored agencies	15,634	—	783	14,851	1.99%
Total mortgage-backed securities	1,210,834	965	109,298	1,102,501	2.79%
Investment securities
US Treasury securities
Due less than 1 year	310,862	—	1,729	309,133	3.34%
Other debt securities
Due from 1 to 5 years	1,116	30	4	1,142	4.45%
Total investment securities	311,978	30	1,733	310,275	3.35%
Total securities available for sale	$1,522,812	$995	$111,031	$1,412,776	2.90%

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$337,435	$—	$62,358	$275,077	1.71%
Investment securities
US Treasury securities
Due from 1 to 5 years	197,635	—	3,526	194,109	3.36%
Total securities held to maturity	$535,070	$—	$65,884	$469,186	2.30%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
At March 31, 2023 and December 31, 2022, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption.
Investment securities at March 31, 2023 include $265.8 million pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $265.3 million serve as collateral for public funds. Investment securities as of December 31, 2022 include $294.2 million pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $293.7 million serve as collateral for public funds.
At both March 31, 2023 and December 31, 2022, the Bank’s international banking entities held short-term US Treasury securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”).
During the quarters ended March 31, 2023 and 2022, OFG retained securitized GNMA pools totaling $16.5 million and $24.0 million amortized cost, respectively, at a yield of 5.19% and 2.37%, respectively, from its own originations. Also, during the quarter ended March 31, 2023, OFG retained FNMA pools totaling $4.9 million, at a yield of 5.30%, from its own originations. OFG did not retain FNMA pools during the first quarter of 2022.
During the quarters ended March 31, 2023 and 2022, OFG purchased $718 thousand and $325 thousand, respectively, of available for sale US Treasury securities.
There were no sales of securities during the quarters ended March 31, 2023 and 2022. OFG has the intent and ability to hold its held to maturity investment securities until the recovery in value.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at March 31, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2023
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$508,868	$48,105	$460,763
GNMA certificates	259,933	31,303	228,630
CMOs issued by US Government-sponsored agencies	14,120	649	13,471
	$782,921	$80,057	$702,864

Held-to-maturity
FNMA and FHLMC certificates	$332,852	$56,683	$276,169

	March 31, 2023
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	296,396	11,572	284,824
GNMA certificates	55,584	1,612	53,972
US Treasury securities	203,081	1,109	201,972
Other debt securities	210	4	206
	$555,271	$14,297	$540,974
Held-to-maturity
US Treasury securities	198,028	2,582	195,446

	March 31, 2023
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$805,264	$59,677	$745,587
GNMA certificates	315,517	32,915	282,602
CMOs issued by US Government-sponsored agencies	14,120	649	13,471
US Treasury securities	203,081	1,109	201,972
Other debt securities	210	4	206
	$1,338,192	$94,354	$1,243,838
Held-to-maturity
FNMA and FHLMC certificates	$332,852	$56,683	$276,169
US Treasury securities	198,028	2,582	195,446
	$530,880	$59,265	$471,615

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$337	$7	$330
FNMA and FHLMC certificates	88,600	18,989	69,611
GNMA certificates	82,074	14,031	68,043
	$171,011	$33,027	$137,984

Held-to-maturity
FNMA and FHLMC certificates	$337,435	$62,358	$275,077

	December 31, 2022
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$15,297	$776	$14,521
FNMA and FHLMC certificates	745,566	50,657	694,909
GNMA certificates	251,835	24,838	226,997
US Treasury securities	310,862	1,729	309,133
Other debt securities	240	4	236
	$1,323,800	$78,004	$1,245,796
Held-to-maturity
US Treasury securities	$197,635	$3,526	$194,109

	December 31, 2022
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$15,634	$783	$14,851
FNMA and FHLMC certificates	834,166	69,646	764,520
GNMA certificates	333,909	38,869	295,040
US Treasury securities	310,862	1,729	309,133
Other debt securities	240	4	236
	$1,494,811	$111,031	$1,383,780
Held-to-maturity
FNMA and FHLMC certificates	$337,435	$62,358	$275,077
US Treasury securities	197,635	3,526	194,109
	$535,070	$65,884	$469,186

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 - LOANS
OFG’s loan portfolio is composed of four segments: commercial, mortgage, consumer, and auto loans and leases. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio.
The composition of the amortized cost basis of OFG’s loan portfolio at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023			December 31, 2022
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$976,498	$135,376	$1,111,874	$974,202	$138,678	$1,112,880
Other commercial and industrial	831,881	20,238	852,119	854,442	20,474	874,916
US commercial loans	617,574	—	617,574	642,133	—	642,133
	2,425,953	155,614	2,581,567	2,470,777	159,152	2,629,929
Mortgage	661,147	1,007,751	1,668,898	675,793	1,028,428	1,704,221
Consumer:
Personal loans	510,884	338	511,222	480,620	338	480,958
Credit lines	11,903	269	12,172	12,826	300	13,126
Credit cards	41,306	—	41,306	42,872	—	42,872
Overdraft	272	—	272	301	—	301
	564,365	607	564,972	536,619	638	537,257
Auto loans and leases	2,034,676	4,367	2,039,043	1,958,257	5,658	1,963,915
	5,686,141	1,168,339	6,854,480	5,641,446	1,193,876	6,835,322
Allowance for credit losses	(141,385)	(10,499)	(151,884)	(141,841)	(10,832)	(152,673)
Total loans held for investment, net	5,544,756	1,157,840	6,702,596	5,499,605	1,183,044	6,682,649
Mortgage loans held for sale	13,616	—	13,616	19,499	—	19,499
Other loans held for sale	19,069	—	19,069	21,088	—	21,088
Total loans held for sale	32,685	—	32,685	40,587	—	40,587
Total loans, net	$5,577,441	$1,157,840	$6,735,281	$5,540,192	$1,183,044	$6,723,236
During the quarter ended March 31, 2023, OFG transferred to loans held for investment $8.7 million of residential mortgage loans held for sale.
At March 31, 2023 and December 31, 2022, OFG had carrying balances of $73.5 million and $73.7 million, respectively, in loans held for investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government were general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present the aging of the amortized cost of loans held for investment at March 31, 2023 and December 31, 2022, by class of loans. Mortgage loans past due include $26.3 million and $32.6 million of delinquent loans in the Government National Mortgage Association (“GNMA”) buy-back option program at March 31, 2023 and December 31, 2022, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$1,798	$165	$6,148	$8,111	$968,387	$976,498	$—
Other commercial and industrial	1,442	493	2,835	4,770	827,111	831,881	—
US commercial loans	—	—	—	—	617,574	617,574	—
	3,240	658	8,983	12,881	2,413,072	2,425,953	—
Mortgage	4,729	6,804	46,899	58,432	602,715	661,147	2,282
Consumer
Personal loans	4,262	2,648	2,021	8,931	501,953	510,884	—
Credit lines	325	184	138	647	11,256	11,903	—
Credit cards	629	339	765	1,733	39,573	41,306	—
Overdraft	89	2	—	91	181	272	—
	5,305	3,173	2,924	11,402	552,963	564,365	—
Auto loans and leases	71,265	25,029	14,455	110,749	1,923,927	2,034,676	—
Total loans	$84,539	$35,664	$73,261	$193,464	$5,492,677	$5,686,141	$2,282
As of March 31, 2023, total past due loans exclude $6.4 million of past due commercial loans held for sale.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
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
Upon adoption of the CECL methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, purchased credit deteriorated (“PCD”) loans are not included in the tables above.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans held for investment on nonaccrual status as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$4,916	$9,469	$14,385	$4,091	$17,098	$21,189
Other commercial and industrial	2,920	364	3,284	2,769	885	3,654
US commercial loans	9,356	—	9,356	9,589	—	9,589
	17,192	9,833	27,025	16,449	17,983	34,432
Mortgage	11,033	10,369	21,402	11,719	11,522	23,241
Consumer
Personal loans	1,782	295	2,077	1,950	379	2,329
Personal lines of credit	138	—	138	116	—	116
Credit cards	764	—	764	683	—	683
	2,684	295	2,979	2,749	379	3,128
Auto loans and leases	14,452	3	14,455	19,612	1	19,613
Total	$45,361	$20,500	$65,861	$50,529	$29,885	$80,414

PCD:
Commercial
Commercial secured by real estate	$2,615	$5,811	$8,426	$2,807	$6,084	$8,891
Other commercial and industrial	—	20	20	—	36	36
	2,615	5,831	8,446	2,807	6,120	8,927
Mortgage	258	—	258	259	—	259
Total	$2,873	$5,831	$8,704	$3,066	$6,120	$9,186
Total non-accrual loans	$48,234	$26,331	$74,565	$53,595	$36,005	$89,600
The determination of nonaccrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
As of March 31, 2023 and December 31, 2022, total commercial non-accrual loans exclude $14.3 million and $16.4 million of non-accrual commercial loans held for sale, respectively.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and Veterans Administration (“VA”) programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans.
At December 31, 2022, loans whose terms have been extended and which were classified as troubled-debt restructurings that were not included in non-accrual loans amounted to $145.2 million as they were performing under their modified terms.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Modifications to Debtors Experiencing Financial Difficulty
OFG’s loss mitigation program was designed to ensure that borrowers experiencing financial difficulties have the opportunity to continue paying their obligations. The loss mitigation alternatives are divided depending on the borrower’s hardship and their ability to continue with regular payment or with a new modified payment plan. The loss mitigation program provides alternatives for home retention or disposition options avoiding foreclosure proceedings and collateral retention.
OFG offers various types of loan modifications to borrowers experiencing financial difficulty in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, interest or principal forbearance or any combination of these types of concessions.
On January 1, 2023, OFG adopted ASU 2022-02, which eliminated the recognition and measurement of TDRs and enhanced disclosures for loan restructurings for borrowers experiencing financial difficulty, using the prospective transition method.
At March 31, 2023, the amortized cost of modified loans excludes $32 thousand of accrued interest receivable. Accrued interest receivable on loans is included in the “accrued interest receivable” line in OFG’s consolidated statements of financial condition.
The following tables present the amortized cost basis as of March 31, 2023 of loans held for investment that were modified during the quarter ended March 31, 2023, disaggregated by class of financing receivable and type of concession granted.

	Quarter Ended March 31, 2023
	Term Extension
	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Commercial loans secured by real estate	$495	0.04%
Mortgage	2,604	0.16%
Total	3,099

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2023
	Principal Forbearance
	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Mortgage	129	0.01%

	Quarter Ended March 31, 2023
	Combination - Term Extension and Interest Rate Reduction
	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Mortgage	187	0.01%
Personal loans	28	0.01%
Total	215

Our credit loss estimation methodology incorporates a lifetime approach, utilizing modeled loan performance based on the historical experience of loans with similar risk characteristics, adjusted for current conditions, and reasonable and supportable forecasts. The model considers extensive historical loss experience, including the impact of loss mitigation programs offered to borrowers facing financial difficulty and projected loss severity from loan defaults, and is applied consistently across all portfolio segments. Additionally, our allowance for credit losses is recorded on each asset upon origination or acquisition and is based on historical loss information, including modifications made to borrowers facing financial difficulty. Changes to the allowance for credit losses are generally not recorded upon modification, as the effects of most modifications are already considered in the estimation methodology. Refer to Note 5 – Allowance for Credit Losses for additional information.
The following table presents the financial effect of the modifications granted to borrowers experiencing financial difficulty during the quarter ended March 31, 2023. The financial effect of the combined modifications is presented separately by type of modification.

	Quarter Ended March 31, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forbearance of Principal Amount
Commercial loans secured by real estate	—%	12	$—
Mortgage	2.08%	212	$39
Personal loans	5.00%	24	$—

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the three-months ended March 31, 2023, there were no loans to borrowers experiencing financial difficulty that subsequently defaulted. A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower missed three consecutive monthly payments since modification. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for credit losses of loans.
OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents an aging of the loans held for investment that have been modified during the quarter ended March 31, 2023.

	March 31, 2023
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial loans secured by real estate	$—	$—	$—	$—	$495	$495
Mortgage	—	315	—	315	2,605	2,920
Personal loans	—	—	—	—	28	28
Total	$—	$315	$—	$315	$3,128	$3,443
At March 31, 2023, the total amortized cost of modified loans to borrowers experiencing financial difficulty includes $2.4 million of government-guaranteed loans (e.g. FHA/VA). There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at March 31, 2023.
Troubled Debt Restructurings (“TDRs”) Disclosures Prior to the Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, OFG offered various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consisted of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructuring. Loans that were restructured in a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical TDR accounting until the relevant loans are paid off, liquidated or subsequently modified. Refer to “Note 1 – Summary of Significant Accounting Policies” in our 2022 Form 10-K for more information on TDR accounting and disclosure requirements, and “Note 1 – Summary of Significant Accounting Policies” in this report for more information on our adoption of ASU 2022-02.
The amount of outstanding commitments to lend additional funds to commercial borrowers whose terms have been modified in TDRs amounted to $3.2 million at December 31, 2022.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the troubled-debt restructurings in all loan portfolios as of December 31, 2022:

	December 31, 2022
	Accruing	Non-accruing	Total	Related Allowance
	(In thousands)
Commercial loans:
Commercial secured by real estate	$31,437	$13,187	$44,624	$181
Other commercial and industrial	2,272	354	2,626	42
US commercial loans	7,132	—	7,132	89
	40,841	13,541	54,382	312
Mortgage	102,387	6,773	109,160	2,495
Consumer:
Personal loans	1,850	15	1,865	73
Auto loans and leases	77	—	77	3
Total loans	$145,155	$20,329	$165,484	$2,883

The following tables present the troubled-debt restructurings by loan portfolios and modification type as of December 31, 2022:

	December 31, 2022
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$7,746	$29,454	$7,424	$—	$44,624
Other commercial and industrial	785	1,367	474	—	2,626
US commercial loans	7,132	—	—	—	7,132
	15,663	30,821	7,898	—	54,382
Mortgage	31,709	8,020	35,194	34,237	109,160
Consumer:
Personal loans	825	176	793	71	1,865
Auto loans and leases	39	—	20	18	77
Total loans	$48,236	$39,017	$43,905	$34,326	$165,484
At December 31, 2022, TDR mortgage loans included $43.5 million of government-guaranteed loans (e.g. FHA/VA).
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans were not included in the TDR tables.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Loan modifications that were considered TDR loans completed during the quarter ended March 31, 2022:

	Quarter Ended March 31, 2022
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	36	4,700	4.53%	274	4,863	3.47%	343
Commercial	2	895	5.60%	52	752	4.37%	75
Consumer	1	13	18.20%	84	13	10.95%	84

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-months periods ended March 31, 2022:

	Twelve Month Period Ended March 31,
	2022
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	16	$1,888
Consumer	5	$71
Auto loans and leases	1	$10

As of March 31, 2023 and December 31, 2022, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $38.2 million and $14.9 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through the respective territory’s courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.
The table below presents the amortized cost of commercial collateral-dependent loans held for investment at March 31, 2023 and December 31, 2022, by class of loans.

	March 31,	December 31,
	2023	2022
	(In thousands)
Commercial loans secured by real estate	$9,117	$8,805
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
On January 1, 2023, OFG adopted ASU 2022-02 which requires public companies to include current-period gross write-offs by year of origination as described in the tables below.
As of March 31, 2023 and December 31, 2022 and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$11,232	$223,723	$177,637	$108,647	$113,399	$202,489	$76,185	$913,312
Special Mention	792	1,870	6,816	5,531	16,117	12,695	339	44,160
Substandard	—	103	1,848	644	398	14,299	1,388	18,680
Doubtful	—	—	—	—	—	15	331	346
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	12,024	225,696	186,301	114,822	129,914	229,498	78,243	976,498
Commercial secured by real estate:
Current-period gross charge-offs	—	—	—	—	—	67	—	67

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Other commercial and industrial:
Loan grade:
Pass	37,774	120,651	175,816	63,821	35,550	21,940	373,428	828,980
Special Mention	5	30	—	39	653	63	254	1,044
Substandard	—	117	106	257	344	315	679	1,818
Doubtful	—	—	—	—	—	—	39	39
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	37,779	120,798	175,922	64,117	36,547	22,318	374,400	831,881
Other commercial and industrial:
Current-period gross charge-offs	—	—	—	—	—	—	1,308	1,308
US commercial loans:
Loan grade:
Pass	16,561	70,234	85,706	39,947	33,354	35,959	289,912	571,673
Special Mention	—	7,862	—	—	—	—	—	7,862
Substandard	—	9,329	—	8,046	—	10,185	10,479	38,039
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total US commercial loans:	16,561	87,425	85,706	47,993	33,354	46,144	300,391	617,574
US commercial loans:
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loans	$66,364	$433,919	$447,929	$226,932	$199,815	$297,960	$753,034	$2,425,953
Total current-period gross charge-offs	$—	$—	$—	$—	$—	$67	$1,308	$1,375

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
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
At March 31, 2023 and December 31, 2022, the balance of revolving loans converted to term loans was $78.6 million and $78.0 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost in mortgage and consumer loans held for investment based on payment activity as of March 31, 2023 and December 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$2,372	$20,036	$24,961	$16,095	$15,430	$551,612	$—	$630,506
Nonperforming	—	—	—	286	411	29,944	—	30,641
Total mortgage loans:	2,372	20,036	24,961	16,381	15,841	581,556	—	661,147
Mortgage:
Current-period gross charge-offs	—	—	—	—	—	201	—	201
Consumer:
Personal loans:
Payment performance:
Performing	81,916	259,251	99,380	27,959	26,694	13,607	—	508,807
Nonperforming	39	995	388	196	76	383	—	2,077
Total personal loans	81,955	260,246	99,768	28,155	26,770	13,990	—	510,884
Personal loans:
Current-period gross charge-offs	—	2,333	1,252	281	536	268	—	4,670
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	11,765	11,765
Nonperforming	—	—	—	—	—	—	138	138
Total credit lines	—	—	—	—	—	—	11,903	11,903
Credit lines:
Current-period gross charge-offs	—	—	—	—	—	—	54	54
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	40,542	40,542
Nonperforming	—	—	—	—	—	—	764	764
Total credit cards	—	—	—	—	—	—	41,306	41,306
Credit cards:
Current-period gross charge-offs	—	—	—	—	—	—	577	577
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	272	272
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	272	272
Overdrafts:
Current-period gross charge-offs	—	—	—	—	—	—	139	139

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Total consumer loans	81,955	260,246	99,768	28,155	26,770	13,990	53,481	564,365
Total consumer current-period gross charge-offs	—	2,333	1,252	281	536	268	770	5,440
Total mortgage and consumer loans	$84,327	$280,282	$124,729	$44,536	$42,611	$595,546	$53,481	$1,225,512
Total mortgage and consumer current-period gross charge-offs	$—	$2,333	$1,252	$281	$536	$469	$770	$5,641

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$18,700	$25,274	$16,175	$15,457	$16,790	$549,885	$—	$642,281
Nonperforming	—	—	110	574	241	32,587	—	33,512
Total mortgage loans:	18,700	25,274	16,285	16,031	17,031	582,472	—	675,793
Consumer:
Personal loans:
Payment performance:
Performing	284,183	112,591	31,876	31,850	12,022	5,768	—	478,290
Nonperforming	831	661	111	300	81	346	—	2,330
Total personal loans	285,014	113,252	31,987	32,150	12,103	6,114	—	480,620
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	12,710	12,710
Nonperforming	—	—	—	—	—	—	116	116
Total credit lines	—	—	—	—	—	—	12,826	12,826
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	42,189	42,189
Nonperforming	—	—	—	—	—	—	683	683
Total credit cards	—	—	—	—	—	—	42,872	42,872
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	301	301
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	301	301
Total consumer loans	285,014	113,252	31,987	32,150	12,103	6,114	55,999	536,619
Total mortgage and consumer loans	$303,714	$138,526	$48,272	$48,181	$29,134	$588,586	$55,999	$1,212,412
At March 31, 2023 and December 31, 2022, there were no revolving loans that converted to term loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans and leases based on FICO score. The following tables present the amortized cost in auto loans and leases held for investment based on their most recent FICO score as of March 31, 2023 and December 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Auto loans and leases:
FICO score:
1-660	27,515	216,697	145,779	71,078	55,154	67,116	583,339
661-699	35,118	163,031	78,637	36,611	26,960	28,873	369,230
700+	108,660	360,648	219,764	132,276	121,211	112,651	1,055,210
No FICO	1,621	7,092	5,855	3,427	5,454	3,448	26,897
Total auto loans and leases:	$172,914	$747,468	$450,035	$243,392	$208,779	$212,088	$2,034,676
Auto loans and leases:
Current-period gross charge-offs	$—	$3,447	$2,740	$1,110	$1,093	$1,089	$9,479

	Term Loans Amortized Cost Basis by Origination Year						Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Auto loans and leases:
FICO score:
1-660	178,426	143,926	72,148	58,069	44,156	31,980	528,705
661-699	171,723	93,359	42,388	31,033	21,283	13,518	373,304
700+	375,845	235,743	144,783	135,517	88,597	47,499	1,027,984
No FICO	7,766	6,553	3,741	5,873	3,008	1,323	28,264
Total auto loans and leases	$733,760	$479,581	$263,060	$230,492	$157,044	$94,320	$1,958,257
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the tables above.
As of March 31, 2023 and December 31, 2022, accrued interest receivable on loans totaled $56.1 million and $58.1 million, respectively, and is included in the “accrued interest receivable” line in OFG’s consolidated statements of financial condition. Refer to “Note 10 – Accrued Interest Receivable and Other Assets” for more information on accrued interest receivable on loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
On January 1, 2020, OFG adopted the accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in OFG’s relevant financial assets.
The ACL is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. For more information on OFG’s credit loss accounting policies, including the allowance for credit losses, see “Note 1 – Summary of Significant Accounting Policies” included in OFG’s 2022 Form 10-K.
At March 31, 2023, OFG used an economic probability weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the US loan segment that was updated to use a higher probability level in the moderate recessionary scenario. In addition, the ACL at March 31, 2023 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as the evolution of risk ratings applied to the commercial loans and consumer retail portfolios. There are still many unknown variables including the results of the government’s fiscal and monetary actions resulting from the effect of inflation and geopolitical tension.

As of March 31, 2023, the allowance for credit losses decreased by $789 thousand when compared to December 31, 2022. The provision for credit losses for the quarter ended March 31, 2023 reflected a provision of $6.1 million related to the growth in loan balances and a provision of $4.1 million related to commercial-specific loan reserves. The increases to the provision were partially offset by releases of $619 thousand associated with qualitative adjustment due to improvement in the performance of the portfolios and in Puerto Rico’s labor market and $293 thousand for changes in the economic and loss rate models.

The net charge-offs for the quarter ended March 31, 2023, amounted to $10.1 million, an increase of $9.5 million when compared to the same period of 2022. The increase is mainly due to increases of $5.3 million in commercial loans, $2.7 million in consumer loans, and $1.6 million in mortgage loans, offset by a decrease of $109 thousand in auto loans and leases.
The following tables present the activity in OFG’s allowance for credit losses by segment for quarters ended March 31, 2023 and 2022:

	Quarter Ended March 31, 2023
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$39,158	$9,571	$23,264	$69,848	$141,841
(Recapture of) provision for credit losses	(335)	(503)	5,974	2,896	8,032
Charge-offs	(1,375)	(201)	(5,440)	(9,479)	(16,495)
Recoveries	326	216	866	6,599	8,007
Balance at end of period	$37,774	$9,083	$24,664	$69,864	$141,385
PCD:
Balance at beginning of period	$1,388	$9,359	$14	$71	$10,832
Provision for (recapture of) credit losses	1,920	(814)	200	(7)	1,299
Charge-offs	(2,104)	(75)	(213)	(87)	(2,479)
Recoveries	489	247	11	100	847
Balance at end of period	$1,693	$8,717	$12	$77	$10,499
Total allowance for credit losses at end of period	$39,467	$17,800	$24,676	$69,941	$151,884

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2022
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$32,262	$15,299	$19,141	$65,363	$132,065
Provision for (recapture of) credit losses	5,187	(2,418)	3,963	1,831	8,563
Charge-offs	(544)	(3)	(2,659)	(7,890)	(11,096)
Recoveries	192	2,074	655	4,891	7,812
Balance at end of period	$37,097	$14,952	$21,100	$64,195	$137,344
PCD:
Balance at beginning of period	$4,508	$19,018	$34	$312	$23,872
(Recapture of) provision for credit losses	(3,875)	(2,848)	13	(138)	(6,848)
Charge-offs	(34)	(1,134)	(39)	(114)	(1,321)
Recoveries	3,023	845	23	137	4,028
Balance at end of period	$3,622	$15,881	$31	$197	$19,731
Total allowance for credit losses at end of period	$40,719	$30,833	$21,131	$64,392	$157,075

NOTE 6 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for the quarters ended March 31, 2023 and 2022:

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Balance at beginning of period	$11,214	$15,039
Additions	1,438	3,180
Sales	(3,581)	(3,807)
Decline in value	(127)	(195)
Other adjustments	306	1,080
Balance at end of period	$9,250	$15,297

NOTE 7 - SERVICING ASSETS
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
At March 31, 2023, the fair value of mortgage servicing rights was $49.3 million ($50.9 million — December 31, 2022).

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the changes in servicing rights measured using the fair value method for the quarters ended March 31, 2023 and 2022:

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Fair value at beginning of period	$50,921	$48,973
Servicing from mortgage securitization or asset transfers	575	1,119
Changes due to payments on loans	(1,065)	(1,499)
Changes in fair value due to changes in valuation model inputs or assumptions	(1,086)	853
Fair value at end of period	$49,345	$49,446
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of March 31, 2023 and 2022:

	March 31,
	2023	2022
Constant prepayment rate	3.59% - 23.26%	3.88% - 24.30%
Discount rate	10.00% - 15.50%	10.00% - 15.50%
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	March 31,	December 31,
	2023	2022
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$49,345	$50,921
Weighted average life (in years)	7.6	7.8
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(954)	$(956)
Decrease in fair value due to 20% adverse change	$(1,875)	$(1,880)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,163)	$(2,265)
Decrease in fair value due to 20% adverse change	$(4,163)	$(4,356)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing fees on mortgage loans for both quarters ended March 31, 2023 and 2022 totaled $5.0 million.

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

As of March 31, 2023 and December 31, 2022, the notional amount of derivative contracts outstanding was $26.1 million and $26.6 million, respectively. The gross fair value of derivative asset was $275 thousand and $406 thousand, respectively, and the gross fair value of derivatives liabilities was zero for both periods. The impact of master netting agreements was not material. As of March 31, 2023 and December 31, 2022, derivative and hedging activities were not material.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to “Note 23 – Business Segments” for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2022	$84,063	$178	$—	$84,241
March 31, 2023	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill during the quarters ended March 31, 2023 and 2022. There were no accumulated impairment losses at March 31, 2023 and December 31, 2022.
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
OFG performed its annual impairment review of goodwill during the fourth quarter of 2022 using October 31, 2022 as the annual evaluation date and concluded that there was no impairment at December 31, 2022. During the quarter ended March 31, 2023, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at March 31, 2023.
The following table reflects the components of other intangible assets subject to amortization at March 31, 2023 and December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
March 31, 2023
Core deposit intangibles	$41,507	$21,697	$19,810
Customer relationship intangibles	12,693	6,635	6,058
Total other intangible assets	$54,200	$28,332	$25,868
December 31, 2022
Core deposit intangibles	$41,507	$20,376	$21,131
Customer relationship intangibles	12,693	6,231	6,462
Total other intangible assets	$54,200	$26,607	$27,593

In connection with previous acquisitions, OFG recorded a core deposit intangible representing the value of checking and savings deposits acquired. In addition, OFG recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisitions of insurance agencies. During the quarter ended March 31, 2023, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at March 31, 2023.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended March 31, 2023 and 2022 was $1.7 million and $2.1 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2023	$6,898
2024	5,913
2025	4,927
2026	3,942
2027	2,956
Thereafter	2,957

NOTE 10 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at March 31, 2023 and December 31, 2022 consists of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Loans	$56,101	$58,144
Investments	6,039	4,258
	$62,140	$62,402
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $21.2 million at March 31, 2023, of which $19.5 million corresponds to loans in current status. Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral program amounted to $21.8 million at December 31, 2022, of which $20.7 million corresponds to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At March 31, 2023 and December 31, 2022, the allowance for credit losses for accrued interest receivable for loans that participated in moratorium programs amounted to $100 thousand and $144 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at March 31, 2023 and December 31, 2022 consist of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Prepaid expenses	$59,500	$54,875
Other repossessed assets	4,563	4,617
Accounts receivable and other assets	66,471	61,420
	$130,534	$120,912
Prepaid expenses amounting to $59.5 million at March 31, 2023, include prepaid municipal, property and income taxes aggregating to $52.8 million. At December 31, 2022 prepaid expenses amounted to $54.9 million, including prepaid municipal, property and income taxes aggregating to $47.2 million.
Other repossessed assets totaled $4.6 million at both March 31, 2023 and December 31, 2022 and consist of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11— DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Non-interest-bearing demand deposits	$2,640,546	$2,630,458
Interest-bearing savings and demand deposits	4,669,350	4,774,265
Retail certificates of deposit	1,080,080	979,545
Institutional certificates of deposit	175,445	172,725
Total core deposits	8,565,421	8,556,993
Brokered deposits	—	11,371
Total deposits	$8,565,421	$8,568,364
At March 31, 2023 and December 31, 2022, the aggregate amount of uninsured deposits was $3.571 billion and $3.498 billion, respectively.
The weighted average interest rate of OFG’s deposits was 0.53% and 0.41%, respectively, at March 31, 2023 and December 31, 2022. Interest expense for the quarters ended March 31, 2023 and 2022 was as follows:

	Quarter Ended March 31,
	2023	2022

Demand and savings deposits	$8,668	$4,976
Certificates of deposit	3,829	2,065
	$12,497	$7,041
At March 31, 2023 and December 31, 2022, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $500.1 million and $384.4 million, respectively.
At March 31, 2023 and December 31, 2022, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $231.6 million and $284.2 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $338.9 million and $367.3 million at March 31, 2023 and December 31, 2022, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $808 thousand and $682 thousand, the scheduled maturities of certificates of deposit at March 31, 2023 and December 31, 2022 are as follows:

March 31, 2023
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$225,381	$20,858
Over 3 months through 6 months	111,283	9,393
Over 6 months through 1 year	286,429	75,141
	623,093	105,392
Over 1 through 2 years	414,441	169,739
Over 2 through 3 years	129,329	21,695
Over 3 through 4 years	44,015	7,026
Over 4 through 5 years	42,467	2,456
Over 5 years	1,372	—
	$1,254,717	$306,308

December 31, 2022
	Period-end amount	Uninsured amount
	(In thousands)

Within one year:
Three months or less	$238,776	$29,503
Over 3 months through 6 months	152,940	18,238
Over 6 months through 1 year	262,976	59,093
	654,692	106,834
Over 1 through 2 years	279,034	64,109
Over 2 through 3 years	136,732	26,481
Over 3 through 4 years	51,505	8,276
Over 4 through 5 years	39,888	2,230
Over 5 years	1,108	—
	$1,162,959	$207,930
The tables of scheduled maturities of certificates of deposits above includes individual retirement accounts and, for the December 31, 2022 period-end, brokered deposits.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $1.2 million and $495 thousand as of March 31, 2023 and December 31, 2022, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 12— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2023 and December 31, 2022, these advances were secured by mortgage and commercial loans amounting to $937.3 million and $951.1 million, respectively. Also, at March 31, 2023 and December 31, 2022, OFG had an additional borrowing capacity with the FHLB of $419.6 million and $628.1 million, respectively. At March 31, 2023 and December 31, 2022, the weighted average remaining maturity of FHLB advances were 1.7 years and 3 days, respectively. The original terms of the outstanding short-term and long-term advances at March 31, 2023 are 1 month and 2 years, respectively.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $528 thousand and $103 thousand at March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.88% (December 31, 2022 - 4.46%)	$26,133	$26,613
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.52%	200,000	—
	$226,133	$26,613
Advances from FHLB mature as follows:

	March 31,	December 31,
	2023	2022
	(In thousands)
Under 90 days	$26,133	$26,613
Over one to three years	200,000	—
	$226,133	$26,613
NOTE 13 — INCOME TAXES
OFG is subject to the provisions of the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”). The PR Code imposes a maximum statutory corporate tax rate of 37.5%. OFG has operations in the U.S. through its wholly owned subsidiaries OPC, OFG Ventures, and OFG USA LLC (“OFG USA”), which is a direct subsidiary of the Bank, and has two branches in the USVI. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OPC is subject to Florida state taxes, OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, OFG’s wholly owned subsidiary, OFG Reinsurance Ltd., is tax exempt in Grand Cayman. Effective December 30, 2022, OFG sold its pension plan administration operations in OPC and thereafter OPC discontinued its operations.
As of March 31, 2023 and December 31, 2022, OFG’s net deferred tax asset, net of a valuation allowance of $9.0 million and $9.1 million, respectively, amounted to $37.4 million and $55.5 million, respectively. The decrease in valuation allowance of $177 thousand was mainly related to OFG’s operations at the holding company level. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
deductible differences, net of the existing valuation allowances, at March 31, 2023. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the quarters ended March 31, 2023 and 2022 of 29.0% and 30.6%, respectively, the decrease is mainly related to an exempt income and a discrete tax windfall on stock options recognized during the period. The expected ETR for 2023 is 30.4%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the ETR if realized. At March 31, 2023, the amount of unrecognized tax benefits was $884 thousand (December 31, 2022 - $867 thousand).
Income tax expense for the quarters ended March 31, 2023 and 2022 was $18.9 million and $16.6 million, respectively.
NOTE 14 — REGULATORY CAPITAL REQUIREMENTS
Regulatory Capital Requirements
OFG (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on OFG’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, OFG and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. OFG and the Bank have elected to exclude accumulated comprehensive income related to both available for sale securities and derivative valuations from Common Equity Tier 1 Capital.
As of March 31, 2023 and December 31, 2022, OFG and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2023 and December 31, 2022, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of March 31, 2023 and December 31, 2022 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of March 31, 2023
Total capital to risk-weighted assets	$1,158,744	15.33%	$793,712	10.50%	$755,917	10.00%
Tier 1 capital to risk-weighted assets	$1,063,919	14.07%	$642,529	8.50%	$604,733	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,063,919	14.07%	$529,142	7.00%	$491,346	6.50%
Tier 1 capital to average total assets	$1,063,919	10.75%	$395,951	4.00%	$494,939	5.00%
As of December 31, 2022
Total capital to risk-weighted assets	$1,132,658	14.89%	$798,574	10.50%	$760,547	10.00%
Tier 1 capital to risk-weighted assets	$1,037,385	13.64%	$646,465	8.50%	$608,437	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,037,385	13.64%	$532,383	7.00%	$494,355	6.50%
Tier 1 capital to average total assets	$1,037,385	10.36%	$400,445	4.00%	$500,557	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2023
Total capital to risk-weighted assets	$1,067,306	14.22%	$788,036	10.50%	$750,510	10.00%
Tier 1 capital to risk-weighted assets	$973,149	12.97%	$637,934	8.50%	$600,408	8.00%
Common equity tier 1 capital to risk-weighted assets	$973,149	12.97%	$525,357	7.00%	$487,832	6.50%
Tier 1 capital to average total assets	$973,149	9.93%	$392,070	4.00%	$490,087	5.00%
As of December 31, 2022
Total capital to risk-weighted assets	$1,028,126	13.61%	$793,124	10.50%	$755,356	10.00%
Tier 1 capital to risk-weighted assets	$933,494	12.36%	$642,053	8.50%	$604,285	8.00%
Common equity tier 1 capital to risk-weighted assets	$933,494	12.36%	$528,749	7.00%	$490,981	6.50%
Tier 1 capital to average total assets	$933,494	9.42%	$396,525	4.00%	$495,656	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 15 – STOCKHOLDERS’ EQUITY
Common Stock
At both March 31, 2023 and December 31, 2022, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both March 31, 2023 and December 31, 2022, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At March 31, 2023 and December 31, 2022, the Bank’s legal surplus amounted to $138.3 million and $133.9 million, respectively. During the quarter ended March 31, 2023, OFG transferred $4.4 million to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During the quarter ended March 31, 2023, OFG repurchased 104,800 shares for a total of $2.9 million at an average price of $27.61 per share. During the quarter ended March 31, 2022, OFG repurchased 1,219,132 shares for a total of $33.5 million, at an average price of $27.46 per share.
At March 31, 2023, the number of shares that may yet be purchased under the $100 million program is estimated at 1,323,017 and was calculated by dividing the remaining balance of $33.0 million by $24.94 (closing price of OFG’s common stock at March 31, 2023).
OFG did not repurchase any shares of its common stock during the quarters ended March 31, 2023 and 2022, other than through its publicly announced stock repurchase program.
The activity in connection with common shares held in treasury by OFG for the quarters ended March 31, 2023 and 2022 is set forth below:

	Quarter Ended March 31,
	2023		2022
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	12,303,859	$211,135	10,248,882	$150,572
Common shares used upon lapse of restricted stock units and options	(134,827)	(1,235)	(255,893)	(3,334)
Common shares repurchased as part of the stock repurchase programs	104,800	2,894	1,219,132	33,479
End of period	12,273,832	$212,794	11,212,121	$180,717

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of March 31, 2023 and December 31, 2022 consisted of:

	March 31,	December 31,
	2023	2022
	(In thousands)
Unrealized loss on securities available-for-sale	$(92,112)	$(110,036)
Income tax effect of unrealized loss on securities available-for-sale	13,600	16,373
Net unrealized loss on securities available-for-sale	(78,512)	(93,663)
Unrealized gain on cash flow hedges	275	406
Income tax effect of unrealized gain on cash flow hedges	(103)	(152)
Net unrealized gain on cash flow hedges	172	254
Accumulated other comprehensive loss, net of income taxes	$(78,340)	$(93,409)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for the quarters ended March 31, 2023 and 2022:

	Quarter Ended March 31, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(93,663)	$254	$(93,409)
Other comprehensive income (loss) before reclassifications	15,149	(673)	14,476
Amounts reclassified out of accumulated other comprehensive loss	2	591	593
Other comprehensive income (loss)	15,151	(82)	15,069
Ending balance	$(78,512)	$172	$(78,340)

	Quarter Ended March 31, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$5,663	$(503)	$5,160
Other comprehensive income (loss) income before reclassifications	(26,187)	194	(25,993)
Amounts reclassified out of accumulated other comprehensive income	2	193	195
Other comprehensive (loss) income	(26,185)	387	(25,798)
Ending balance	$(20,522)	$(116)	$(20,638)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents reclassifications out of accumulated other comprehensive loss for the quarters ended March 31, 2023 and 2022:

	Amount reclassified out of accumulated other comprehensive loss Quarter Ended March 31,		Affected Line Item in Consolidated Statement of Operations

	2023	2022
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$591	$193	Net interest expense
Available-for-sale securities:
Tax effect from changes in tax rates	2	2	Income tax expense
	$593	$195

NOTE 17 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters ended March 31, 2023 and 2022 is as follows:

	Quarter Ended March 31,
	2023	2022
	(In thousands, except per share data)
Income available to common shareholders	$46,229	$37,521

Average common shares outstanding	47,600	48,968
Effect of dilutive securities:
Average potential common shares-options	344	516
Total weighted average common shares outstanding and equivalents	47,944	49,484
Earnings per common share - basic	$0.97	$0.77
Earnings per common share - diluted	$0.96	$0.76
For the quarter ended March 31, 2023, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 446. OFG did not have weighted-average stock options with anti-dilutive effect on earnings per share for the quarter ended March 31, 2022.
During the quarter ended March 31, 2023, OFG increased its quarterly common stock cash dividend to $0.22 per share from $0.20 per share at December 31, 2022.
NOTE 18 – GUARANTEES
At both March 31, 2023 and December 31, 2022, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $24.7 million.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to GNMA’s and FNMA’s residential mortgage loan sales and securitization programs. At March 31, 2023 and December 31, 2022, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $108.6 million and $110.9 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters ended March 31, 2023 and 2022:

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Balance at beginning of period	$147	$294
Net recoveries (charge-offs/terminations)	(6)	(100)
Balance at end of period	$141	$194
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
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended March 31, 2023 and 2022, OFG repurchased $65 thousand and $718 thousand, respectively, in mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At March 31, 2023, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $141 thousand (December 31, 2022– $147 thousand).
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended March 31, 2023, OFG repurchased $2.2 million (March 31, 2022 – $7.8 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to the credit recourse provision. At March 31, 2023 and December 31, 2022, OFG had a $1.0 million and a $1.4 million liability, respectively, for the estimated credit losses related to these loans.
During the quarters ended March 31, 2023 and 2022, OFG recognized $6 thousand and $100 thousand in gains, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $252 thousand and $2 thousand in gains, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At March 31, 2023, OFG serviced $5.8 billion (December 31, 2022 - $5.8 billion) in mortgage loans for third parties. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At March 31, 2023, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $7.8 million (December 31, 2022 - $7.8 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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
Credit-related financial instruments at March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
	(In thousands)
Commitments to extend credit	$1,423,670	$1,403,118
Commercial letters of credit	224	1,082
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
At March 31, 2023 and December 31, 2022, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2023 and December 31, 2022, is as follows:

	March 31,	December 31,
	2023	2022
	(In thousands)
Standby letters of credit and financial guarantees	$24,740	$24,749
Loans sold with recourse	108,572	110,891

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
At March 31, 2023 and December 31, 2022, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $893 thousand and $734 thousand, respectively, and is included in other liabilities in the statement of financial condition.
At March 31, 2023 and December 31, 2022, OFG maintained other non-credit commitments amounting to $20.9 million and $21.5 million, respectively, primarily for the acquisition of equity securities. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and require to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At March 31, 2023 and December 31, 2022, OFG had commitments for capital expenditures in technology amounting to $10.3 million and $8.6 million, respectively.
Contingencies
OFG and its subsidiaries are defendants in a number of legal proceedings incidental to their business. In the ordinary course of business, OFG and its subsidiaries are also subject to governmental and regulatory examinations. Certain subsidiaries of OFG, including the Bank (and its subsidiary, OIB), Oriental Financial Services and Oriental Insurance, are subject to regulation by various U.S., Puerto Rico and other regulators.
OFG seeks to resolve all arbitration, litigation and regulatory matters in the manner management believes is in the best interests of OFG and its shareholders, and contests allegations of liability or wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At March 31, 2023 and December 31, 2022, this accrued liability amounted to $1.2 million and $2.4 million, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Operating Lease Cost

	Quarter Ended March 31,
	2023	2022	Statement of Operations Classification
	(In thousands)
Lease costs	$2,600	$2,555	Occupancy and equipment
Variable lease costs	341	547	Occupancy and equipment
Short-term lease cost	157	255	Occupancy and equipment
Lease income	(38)	(77)	Occupancy and equipment
Total lease cost	$3,060	$3,280
Operating Lease Assets and Liabilities

	March 31,	December 31,
	2023	2022	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$23,897	$25,363	Operating lease right-of-use assets
Lease Liabilities	$25,990	$27,370	Operating leases liabilities

	March 31,	December 31,
	2023	2022
	(In thousands)
Weighted-average remaining lease term	4.9 years	5.1 years
Weighted-average discount rate	6.9%	6.8%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2023 were as follows:

Minimum Rent
As of March 31, 2023	(In thousands)
2024	$7,099
2025	7,376
2026	5,227
2027	3,193
2028	2,377
Thereafter	5,773
Total lease payments	$31,045
Less imputed interest	5,055
Present value of lease liabilities	$25,990
OFG, as lessor, leases and subleases real property to tenants under operating leases. As of March 31, 2023, no material lease concessions have been granted to tenants. As of March 31, 2023, OFG, as lessee, has not requested any lease concessions.

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
Investment securities
The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC) (“ICE”). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2, depending on the basis for determining fair value. OFG holds one security categorized as other debt that is classified as Level 3. The estimated fair value of this security is determined by using an adjusted third-party model to calculate the present value of projected future cash flows. The assumptions are highly uncertain and include primarily market discount rates and current spread. The assumptions used are drawn from similar securities that are actively traded in the market and have similar risk characteristics. The valuation is performed on a quarterly basis.

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
Other repossessed assets
Other repossessed assets are mainly composed of repossessed automobiles. The fair value of the repossessed automobiles may be determined using internal valuation and an external appraisal. These repossessed assets are classified as Level 3 given certain internal adjustments that may be made to external appraisals.
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	March 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$242,098	$1,110,595	$413	$1,353,106
Trading securities	—	10	—	10
Money market investments	3,172	—	—	3,172
Derivative assets	—	275	—	275
Servicing assets	—	—	49,345	49,345
	$245,270	$1,110,880	$49,758	$1,405,908
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$9,117	$9,117
Foreclosed real estate	—	—	9,250	9,250
Other repossessed assets	—	—	4,563	4,563
Mortgage loans held for sale	—	—	13,616	13,616
Other loans held for sale	$—	$—	$19,069	19,069
	$—	$—	$55,615	$55,615

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The fair value information included in the tables above for non-recurring fair value measurements is not as of period-end. Instead, it is as of the date that the fair value measurement was recorded during the quarters ended March 31, 2023 and December 31, 2022, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2023 and 2022:
Level 3 Instruments Only

	Quarter Ended March 31,
	2023			2022
	Other debt securities available for sale	Servicing Assets	Total	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning period	$406	$50,921	$51,327	$1,530	$48,973	$50,503
New instruments acquired	—	575	575	—	1,119	1,119
Principal repayments and amortization	—	(1,065)	(1,065)	—	(1,499)	(1,499)
(Losses) gains included in earnings	—	(1,086)	(1,086)	—	853	853
Gains included in other comprehensive income	7	—	7	24	—	24
Balance at end of period	$413	$49,345	$49,758	$1,554	$49,446	$51,000

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarters ended March 31, 2023 and 2022.
Servicing assets (losses) gains included in earnings during the quarters ended March 31, 2023 and 2022 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 7 – Servicing Assets.
During the quarters ended March 31, 2023 and 2022, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.
The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$413	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.15% - 2.12%	0.15%
			Recovery Rate	34.73%	34.73%

Servicing assets	$49,345	Cash flow valuation	Constant prepayment rate	3.59% - 23.26%	6.06%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$9,117	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	17.12%

Foreclosed real estate	$9,250	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	12.15%

Other repossessed assets	$4,563	Fair value of property or collateral	Estimated net realizable value less disposition costs	25.00% - 78.00%	61.37%

Mortgage loans held for sale	$13,616	Fair value of property	Estimated net realizable value	96.43% - 102.57%	99.88%

Other loans held for sale	$19,069	Bids or sales contract prices	Estimated market value	100.00% - 133.64%	101.01%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$406	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.15% - 2.12%	0.15%
			Recovery Rate	34.73%	34.73%

Servicing assets	$50,921	Cash flow valuation	Constant prepayment rate	3.43% - 21.20%	5.66%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$8,805	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 51.20%	17.11%

Foreclosed real estate	$11,214	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	11.81%

Other repossessed assets	$4,617	Fair value of property or collateral	Estimated net realizable value less disposition costs	22.00% - 80.00%	58.49%

Mortgage loans held for sale	$19,499	Fair value of property	Estimated net realizable value	83.25% - 102.43%	71.86%

Other loans held for sale	$21,088	Bids or sales contract prices	Estimated market value	100.00% - 103.20%	74.65%
Information about Sensitivity to Changes in Significant Unobservable Inputs
Other debt security available for sale – The significant unobservable inputs used in the fair value measurement of one of OFG’s other debt securities is a DCF methodology. DCF is a valuation method that uses the concept of the time value of money. The methodology uses the future cash flows discounted through a yield to obtain a net present value. Assumptions applied in the model are obtained from Moody’s Default Trends.
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
The estimated fair value and carrying value of OFG’s financial instruments at March 31, 2023 and December 31, 2022 was as follows:

	March 31,		December 31,
	2023		2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$847,352	$847,352	$550,307	$550,307
Restricted cash	$142	$142	$157	$157
Investment securities available-for-sale	$242,098	$242,098	$309,133	$309,133
Level 2
Financial Assets:
Trading securities	$10	$10	$9	$9
Investment securities available-for-sale	$1,110,595	$1,110,595	$1,103,237	$1,103,237
Investment securities held-to-maturity	$471,615	$530,880	$469,186	$535,070
Federal Home Loan Bank (FHLB) stock	$14,983	$14,983	$6,005	$6,005
Equity securities	$18,235	$18,235	$17,662	$17,662
Derivative assets	$275	$275	$406	$406
Level 3
Financial Assets:
Investment securities available for sale	$413	$413	$406	$406
Total loans (including loans held-for-sale)	$6,471,463	$6,735,281	$6,467,878	$6,723,236
Accrued interest receivable	$62,140	$62,140	$62,402	$62,402
Servicing assets	$49,345	$49,345	$50,921	$50,921
Accounts receivable and other assets	$66,196	$66,196	$61,014	$61,014
Financial Liabilities:
Deposits	$8,558,961	$8,565,421	$8,556,300	$8,568,364
Advances from FHLB	$225,612	$226,661	$26,716	$26,716
Other borrowings	$128	$128	$318	$318
Accrued expenses and other liabilities	$119,777	$119,777	$124,999	$124,999

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2023 and December 31, 2022:
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
•The fair value of long-term borrowings, which include advances from FHLB is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters ended March 31, 2023 and 2022:

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Banking service revenues:
Checking accounts fees	$2,220	$2,145
Savings accounts fees	333	279
Electronic banking fees	13,366	13,094
Credit life commissions	105	304
Branch service commissions	422	360
Servicing and other loan fees	881	1,137
International fees	183	239
Miscellaneous income	3	4
Total banking service revenues	17,513	17,562

Wealth management revenue:
Insurance income	3,369	3,034
Broker fees	1,784	1,889
Trust fees	1,924	2,741
Retirement plan and administration fees	43	193
Total wealth management revenue	7,120	7,857

Mortgage banking activities:
Net servicing fees	2,842	4,363
Net gains on sale of mortgage loans and valuation	769	1,315
Loss on repurchased loans and other	287	104
Total mortgage banking activities	3,898	5,782
Total banking and financial service revenues	$28,531	$31,201
OFG recognizes the revenue from banking services, wealth management and mortgage banking based on the nature and timing of revenue streams from contracts with customers:
Banking Service Revenues
Service charges on checking and saving accounts is recognized as consumer periodic maintenance revenue once the service is rendered, while overdraft and late charges revenues are recorded after the contracted service has been provided.
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
Trust fees are revenues related to fiduciary services provided to 401K retirement plans, an IRA trust, and retirement plans, which include investment management, payment of distributions, if any, safekeeping, custodial services of plan assets, servicing of Trust officers, on-going due diligence of the Trust, recordkeeping of transactions, and investment advisory services provided to a registered investment company. Fees are billed based on services contracted. Negotiated fees are detailed in the contract. Fees collected in advance are amortized over the term of the contract. Fees are collected on a monthly basis once the administrative service has been completed. The monthly fee does not include future services.
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
Mortgage Banking Activities
Mortgage banking activities as servicing fees, gain on sale of mortgage loans and valuation, and loss on repurchased loans and other are out of the scope of ASC 606.
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

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, OFG Reinsurance and OPC. The core operations of this segment are financial planning, money management and investment banking, securities brokerage services, investment advisory services, insurance, corporate and individual trust and retirement services, as well as retirement plan administration services up to December 31, 2022, on which date OPC sold its retirement plan administration business.

The Treasury segment encompasses all of OFG’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2023 and 2022:

	Quarter Ended March 31, 2023
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$132,425	$5	$21,126	$153,556	$(4,571)	$148,985
Interest expense	(12,381)	—	(5,278)	(17,659)	4,571	(13,088)
Net interest income	120,044	5	15,848	135,897	—	135,897
Provision for credit losses	9,405	—	40	9,445	—	9,445
Non-interest income	21,625	7,276	—	28,901	—	28,901
Non-interest expenses	(85,365)	(3,955)	(900)	(90,220)	—	(90,220)
Intersegment revenue	546	—	—	546	(546)	—
Intersegment expenses	—	(377)	(169)	(546)	546	—
Income before income taxes	47,445	2,949	14,739	65,133	—	65,133
Income tax expense	18,892	—	12	18,904	—	18,904
Net income	$28,553	$2,949	$14,727	$46,229	$—	$46,229
Total assets	$8,484,413	$28,605	$2,591,608	$11,104,626	$(1,047,045)	$10,057,581

Eliminations include interest income and expense for a borrowing by Oriental Overseas, an international banking entity organized in Puerto Rico pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended, that operates as a unit within the Bank, which is included in the Treasury Segment with its corresponding interest expense, to fund its operations, from the Bank, which is included in the Banking Segment with its corresponding interest income, with an unpaid principal balance of $414.6 million and $263.0 million at March 31, 2023 and 2022, respectively, and is eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year period was mainly as a result of Federal Open Market Committee of the Board of Governors of the Federal Reserve System (“FRB”) federal funds rate increases and higher average borrowing balance.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$107,425	$5	$5,730	$113,160	$(211)	$112,949
Interest expense	(7,011)	—	(955)	(7,966)	211	(7,755)
Net interest income	100,414	5	4,775	105,194	—	105,194
Provision for (recapture of) credit losses	1,710	—	(159)	1,551	—	1,551
Non-interest income	23,550	8,006	50	31,606	—	31,606
Non-interest expenses	(75,916)	(4,585)	(654)	(81,155)	—	(81,155)
Intersegment revenue	489	—	—	489	(489)	—
Intersegment expenses	—	(343)	(146)	(489)	489	—
Income before income taxes	46,827	3,083	4,184	54,094	—	54,094
Income tax expense	16,564	—	9	16,573	—	16,573
Net income	$30,263	$3,083	$4,175	$37,521	$—	$37,521
Total assets	$8,176,217	$24,695	$3,036,638	$11,237,550	$(1,047,430)	$10,190,120

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with the “Selected Financial Data” and our consolidated financial statements and related notes included under Item I, “Financial Statements” of this quarterly report on Form 10-Q. This discussion and analysis section contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this quarterly report on Form 10-Q for the quarter ended March 31, 2023 and set forth in our annual report for the year ended December 31, 2022 (the “2022 Form 10-K”), as supplemented and amended by any subsequent quarterly reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements. We have omitted discussion of 2021 results where it would be redundant to the discussion previously included in Item 2 of our Form 10-Q for the quarter ended March 31, 2022.

Other factors not identified above, including those described under the headings in our 2022 Form 10-K and any subsequent quarterly reports on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements.

INTRODUCTION

OFG is a publicly-owned financial holding company that provides wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, auto leasing and lending, financial planning, insurance sales, money management, investment banking and securities brokerage services, as well as corporate and individual trust services. OFG operates through three business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG conducts its business through its main office in San Juan, Puerto Rico, forty-one branches in Puerto Rico and two branches in the U.S. Virgin Islands (the “USVI”). OFG has three subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services and Oriental Insurance; three subsidiaries in the United States, OPC, OFG USA and OFG Ventures; and one subsidiary in the Cayman Islands, OFG Reinsurance. On December 31, 2022, OFG sold its retirement plan administration business which was operated under the OPC subsidiary and OPC thereafter discontinued its operations. Comparative results for the quarter ended March 31, 2022 include these operations. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuously improving our already effective asset-liability management, growing non-interest revenue from banking and financial services, and achieving greater operating efficiencies.

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

RECENT DEVELOPMENTS
Capital Actions
In January 2023, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend to $0.22 per common share from $0.20 per share, beginning on the quarter ended March 31, 2023.
Economic Conditions
The Covid-19 pandemic that began in March 2020 changed in several aspects the way we do business, as well as economic activity globally, nationally and locally. As the restrictions related to the pandemic eased in the United States, employment increased and pent-up demand was released, which created global supply chain issues and shortages of goods, which in turn triggered price inflation. In an effort to address inflation, the FRB has tightened monetary policy and increased the federal funds rate seven times during fiscal year 2022 and two times during fiscal year 2023. The last increase was made on May 3, 2023 of 25 basis points updating the federal funds target rate range between 5.00% to 5.25%, its highest level since September 2007. FRB officials forecast the federal funds target rate will continue to increase during 2023 despite banking industry turmoil that began with the collapse of the US regional banks in March 2023. In addition, the FRB has also scaled back its asset purchase program that provided liquidity to the bond markets.
Adding to economic uncertainty and increased inflationary pressures are military actions taken by Russia against Ukraine that commenced in February 2022, which added further stress to existing supply chain challenges and placed upward price pressure on commodities such as oil and natural gas, which have further exacerbated the global macroeconomic uncertainty and increased inflationary pressures. However, we believe that the macroeconomic outlook for Puerto Rico continues to show strength. Recent data show that the Puerto Rico Economic Activity Index, as published by the Economic Development Bank for Puerto Rico, has been increasing for over a year which we believe signals a stable upward trend as employment gains remain solid. Our commercial clients are experiencing a higher demand for their products and services. Consumer demand also remains strong and, following five years of bankruptcy proceedings under Title III of PROMESA, the Puerto Rico central government has begun to implement the plan of adjustment approved by the Title III bankruptcy court on January 18, 2022, setting the stage for its exit from bankruptcy. Nevertheless, there remain several public instrumentalities whose debt obligations have not been restructured under the mechanisms provided by PROMESA and any recovery of the Puerto Rico economy could be adversely impacted by macroeconomic developments within the United States and across the globe. The global macroeconomic outlook continues to remain uncertain and, at this time, OFG cannot reasonably estimate the scope, term or intensity of any possible adverse impact on our financial position, operations or liquidity, resulting from economic disruption and uncertainty related to Covid-19 variants, economic recessions, trade and supply chain disruption, continuing inflationary pressures, labor shortages, armed conflicts such as the ongoing military actions against Ukraine, and the uncertainty of the timing and extent of potential actions that might be taken by the FRB. However, we believe that the high levels of reconstruction and stimulus funds being channeled towards the Puerto Rico economy are mitigating the foregoing negative effects.
Recent events impacting the financial services industry, particularly the failures and regulatory takeovers of Silicon Valley Bank on March 10, 2023, Signature Bank on March 12, 2023, and First Republic Bank on May 1, 2023, have resulted in decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events are unfolding during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits, and may increase the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of our common stock and financial institutions such as the Bank may face challenges in obtaining funding from other sources, such as interbank markets or capital markets. The impact of market volatility from the adverse developments in the banking industry along with continued high inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict. Our businesses and financial results may be impacted by a variety of other factors as well, such as an economic slowdown or recession.
In response to the collapse of Silicon Valley Bank and Signature Bank during March 2023, the FRB announced a new Bank Term Funding Program (“BTFP”) the purpose of which is to provide additional funding to eligible depository institutions. This program offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral, which would be valued at par. The BTFP will be an additional source of liquidity against high-quality securities, eliminating an eligible depository institution’s need to quickly sell those securities in times of financial challenges and market volatility. The BTFP is intended to provide funding to banks to ensure that they have adequate liquidity to continue operating and lending to the economy. As of March 31, 2023, the Bank is set up and eligible to participate in the BTFP, but has not requested and does not currently expect to request funds from this program.
In the aftermath of the recent bank failures, the regulatory agencies may propose certain actions, including reforms to existing regulatory and prudential frameworks that may impose different capital and liquidity requirements, including increased requirements to issue debt or raise capital. In addition, there may be special assessments imposed on insured depository institutions in order to mitigate the losses to the FDIC’s Deposit Insurance Fund as a result of recent bank failures. It is not yet possible to quantify the scope of any of these actions or the potential impact on our operations.
LIBOR and Other Benchmark Rates
In July 2017, the Chief Executive of the Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. However, the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings until June 30, 2023 and has ceased publishing other LIBOR settings since December 31, 2021.
Although OFG believes that its exposure to LIBOR is not material, as it represents only 3% of total assets, LIBOR-based contracts that will be impacted by the cessation of LIBOR have been under review to ensure they contain adequate fallback language. OFG has also been proactively working to transition to alternative reference rates (“ARR”) and/or fallback language in both existing as well as new contracts to prepare for the cessation of LIBOR. Furthermore, management established a LIBOR transition team that leads OFG in the execution of its project plan and is monitoring the development and adoption of Secured Overnight Financing Rate (“SOFR”) alternatives as well as other credit sensitive ARR and their liquidity in the market.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2022 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2022 Form 10-K, we identified the Allowance for Credit Losses related to loans collectively evaluated for impairment as a critical accounting policy and estimate, because it involves significant estimation uncertainty that has or is reasonably likely to have a material impact on our financial condition or results of operations.

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. As part of OFG’s continuous enhancement to the allowance for credit losses methodology, during the quarter ended March 31, 2023, an assessment of the weight of probability scenarios for the US loan segment was performed and updated to use a higher probability level in the moderate recessionary scenario. This change in the allowance for credit losses is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. Apart from this change, there have been no material changes in the methods that we used to formulate these critical accounting estimates from those discussed in our 2022 Form 10-K.

FINANCIAL HIGHLIGHTS

The first quarter of 2023 continued to reflect high levels of liquidity and capital, which we believe places OFG in a strong position in today’s banking environment. Our financial results also demonstrated solid core revenues, net interest margin, credit quality, operating leverage, and customer acquisition trends. Deposit balances were stable with a cumulative deposit beta (portion of a change in the federal funds rate that is passed on to interest rates paid on the Bank’s deposits) of approximately 10%. In addition, we continued to execute our “digital first” strategy, placing more banking kiosks and interactive teller machines in the field, and client digital adoption increased 10% year-over-year. With Puerto Rico businesses and consumers remaining in good financial health, OFG looks forward to ongoing progress in 2023.

The first quarter of 2023 reflected strong performance metrics. Net interest margin of 5.89%, return on average assets of 1.87%, return on average tangible common stockholders’ equity of 19.13%, and efficiency ratio of 54.87%.

Earnings per share diluted of $0.96 compared to $0.97 in the fourth quarter of 2022 and $0.76 in in the first quarter of 2022. Total core revenues of $164.4 million compared to $168.3 million in the fourth quarter of 2022 and $136.4 million in the first quarter of 2022.

Net interest income of $135.9 million compared to $135.3 million in the fourth quarter of 2022 and $105.2 million in the first quarter of 2022. The first quarter of 2023 reflected the full effect of the 50-basis point increase in the federal funds rate made in the fourth quarter of 2022 and the partial effect of the 50-basis point increase made in the first quarter of 2023. Two fewer days compared to the fourth quarter of 2022 reduced net interest income by $2.2 million.
Total interest income of $149.0 million compared to $145.7 million in the fourth quarter of 2022 and $112.9 million in the first quarter of 2022. Compared to the fourth quarter of 2022, the first quarter of 2023 reflected higher yields on increased average loans, in particular auto, commercial, and consumer.
Total interest expense of $13.1 million compared to $10.4 million in the fourth quarter of 2022 and $7.8 million in the first quarter of 2022. Compared to the fourth quarter of 2022, the first quarter of 2023 reflected a 14-basis point cost increase and a 1.5% decline in the average balance of interest-bearing liabilities.

Total banking and financial service revenues of $28.5 million compared to $33.0 million in the fourth quarter of 2022 and $31.2 million in the first quarter of 2022. Compared to the fourth quarter of 2022, the first quarter of 2023 reflected a reduction of $2.0 million in mortgage servicing rights valuation, $1.0 million in annual insurance fees, and $0.5 million from the sale of the retirement plan administration business at the end of 2022.

Pre-provision net revenues of $74.6 million compared to $76.9 million in the fourth quarter of 2022 and $55.6 million in the first quarter of 2022. The sequential quarterly decline was mostly due to the change in banking and financial service revenues.
Total provision for credit losses of $9.4 million compared to $8.8 million in the fourth quarter of 2022 and $1.6 million in the first quarter of 2022. The first quarter of 2023 included $6.2 million due to increased loan volume, $2.1 million for a commercial loan, and a $1.1 million increase in the qualitative adjustment due to the reduced macroeconomic environment outlook in the US.
Credit quality: net charge-offs of $10.1 million compared to $11.2 million in the fourth quarter of 2022 and $0.6 million in the first quarter of 2022. The first quarter of 2023 primarily reflected a reduction of auto loan net charge-offs compared to the fourth quarter of 2022. During the first quarter of 2023, delinquency and non-performing loan rates decreased compared to the fourth quarter of 2022.
Total non-interest expense of $90.2 million compared to $91.6 million in the fourth quarter of 2022 and $81.2 million in the first quarter of 2022. Compared to the fourth quarter of 2022, the first quarter of 2023 general and administrative costs were lower, including a $0.5 million reduction from the sale of the retirement plan administration business at the end of the fourth quarter of 2022 as described above.
Loans held for investment of $6.854 billion at March 31, 2023 compared to $6.835 billion at December 31, 2022 and $6.548 billion at March 31, 2022. Loans increased 1.1% annualized from the previous quarter and 4.7% year-over-year. Compared to the fourth quarter of 2022, the first quarter of 2023 reflected increases in auto and consumer loans and paydowns of residential mortgages and commercial lines of credit.

New loan production of $561.3 million compared to $616.4 million in the fourth quarter of 2022 and $623.2 million in the first quarter of 2022. Compared to the fourth quarter of 2022, the first quarter of 2023 reflected continued high levels of auto lending, increased commercial lending in the U.S. and consumer lending, offset by a reduction of commercial loan production in Puerto Rico.

Total investments of $1.917 billion at March 31, 2023 compared to $1.972 billion at December 31, 2022 and $1.259 billion at March 31, 2022. Investments declined $54.3 million from December 31, 2022 due to the maturity of Treasury securities and paydowns of mortgage-backed securities.
Customer deposits of $8.565 billion at March 31, 2023 compared to $8.557 billion at December 31, 2022 and $8.967 billion at March 31, 2022.
Total borrowings of $226.8 million at March 31, 2023 compared to $27.0 million at December 31, 2022 and $28.0 million at March 31, 2022. Total borrowings at March 31, 2023 included a $200.0 million, 2-year advance from the Federal Home Loan Bank.
Cash & cash equivalents of $847.5 million at March 31, 2023 compared to $550.5 million at December 31, 2022 and $1.9 billion at March 31, 2022. Cash increased $297.0 million compared to December 31, 2022.
Total assets of $10.058 billion at March 31, 2023 compared to $9.819 billion at December 31, 2022 and $10.190 billion at March 31, 2022.
Capital: CET1 ratio of 14.07% compared to 13.64% at December 31, 2022 and 13.24% at March 31, 2022. Compared to the fourth quarter of 2022, the first quarter of 2023 reflected increased retained earnings and lower risk weighted assets. The Tangible Common Equity ratio was 9.85% at March 31, 2023 compared to 9.59% at December 31, 2022 and 9.14% at March 31, 2022. Compared to the fourth quarter of 2022, the first quarter of 2023 reflected increased retained earnings and a lower other comprehensive loss. Tangible Book Value per share of $20.57 at March 31, 2023 compared to $19.56 at December 31, 2022 and $18.90 at March 31, 2022.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended March 31,
	2023	2022	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$148,985	$112,949	31.9%
Interest expense	13,088	7,755	68.8%
Net interest income	135,897	105,194	29.2%
Provision for credit losses	9,445	1,551	509.0%
Net interest income after provision for credit losses	126,452	103,643	22.0%
Non-interest income	28,901	31,606	(8.6)%
Non-interest expenses	90,220	81,155	11.2%
Income before taxes	65,133	54,094	20.4%
Income tax expense	18,904	16,573	14.1%
Income available to common shareholders	$46,229	$37,521	23.2%
PER SHARE DATA:
Basic	$0.97	$0.77	26.0%
Diluted	$0.96	$0.76	26.3%
Average common shares outstanding	47,600	48,968	(2.8)%
Average common shares outstanding and equivalents	47,944	49,484	(3.1)%
Cash dividends declared per common share	$0.22	0.15	46.7%
Cash dividends declared on common shares	$10,527	7,438	41.5%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.87%	1.48%	26.4%
Return on average tangible common stockholders’ equity	19.13%	15.88%	20.5%
Return on average common equity (ROE)	17.16%	14.08%	21.9%
Efficiency ratio	54.87%	59.50%	(7.8)%
Interest rate spread	5.85%	4.45%	31.5%
Interest rate margin	5.89%	4.47%	31.8%

	March 31,	December 31,	Variance
	2023	2022	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,917,214	$1,971,522	(2.8)%
Loans, net	6,735,281	6,723,236	0.2%
Total investments and loans	$8,652,495	$8,694,758	(0.5)%
Deposits and borrowings
Deposits	$8,565,421	$8,568,364	—%
Other borrowings	226,789	27,034	738.9%
Total deposits and borrowings	$8,792,210	$8,595,398	2.3%
Stockholders’ equity
Common stock	59,885	59,885	—%
Additional paid-in capital	634,785	636,793	(0.3)%
Legal surplus	138,333	133,901	3.3%
Retained earnings	547,641	516,371	6.1%
Treasury stock, at cost	(212,794)	(211,135)	0.8%
Accumulated other comprehensive loss	(78,340)	(93,409)	(16.1)%
Total stockholders’ equity	$1,089,510	$1,042,406	4.5%
Per share data
Book value per common share	$22.88	$21.91	4.4%
Tangible book value per common share	$20.57	$19.56	5.2%
Market price	$24.94	$27.56	(9.5)%
Capital ratios
Leverage capital	10.75%	10.36%	3.8%
Common equity Tier 1 capital	14.07%	13.64%	3.2%
Tier 1 risk-based capital	14.07%	13.64%	3.2%
Total risk-based capital	15.33%	14.89%	3.0%
Financial assets managed
Trust assets managed	$2,399,537	$2,334,672	2.8%
Broker-dealer assets gathered	2,282,011	2,172,116	5.1%
Total assets managed	$4,681,548	$4,506,788	3.9%
ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2023 and 2022.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2023 AND 2022

	Interest		Average rate		Average balance
	March 2023	March 2022	March 2023	March 2022	March 2023	March 2022
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$148,985	$112,949	6.46%	4.80%	$9,359,211	$9,540,266
Tax equivalent adjustment	4,635	2,476	0.20%	0.11%	—	—
Interest-earning assets - tax equivalent	153,620	115,425	6.66%	4.91%	9,359,211	9,540,266
Interest-bearing liabilities	13,088	7,755	0.61%	0.35%	8,668,789	8,864,175
Tax equivalent net interest income / spread	140,532	107,670	6.04%	4.56%	690,422	676,091
Tax equivalent interest rate margin			6.24%	4.67%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	14,229	4,455	2.93%	1.88%	1,939,990	949,035
Interest bearing cash and money market investments	6,445	929	4.73%	0.18%	552,635	2,072,112
Total investments	20,674	5,384	3.36%	0.72%	2,492,625	3,021,147
Non-PCD loans
Mortgage	8,573	9,353	5.42%	5.29%	633,126	706,715
Commercial	44,299	29,571	7.31%	5.36%	2,457,932	2,236,213
Consumer	16,238	12,716	11.38%	11.20%	578,686	460,571
Auto loans and leases	40,220	34,991	8.15%	8.30%	2,001,222	1,710,216
Total Non-PCD loans	109,330	86,631	7.82%	6.87%	5,670,966	5,113,715
PCD loans
Mortgage	15,707	17,342	6.16%	5.89%	1,020,297	1,178,444
Commercial	3,112	3,250	7.34%	6.16%	169,678	213,964
Consumer	45	47	23.13%	14.24%	781	1,319
Auto loans and leases	117	295	9.66%	10.25%	4,864	11,677
Total PCD loans	18,981	20,934	6.35%	5.96%	1,195,620	1,405,404
Total loans (1)	128,311	107,565	7.58%	6.69%	6,866,586	6,519,119
Total interest-earning assets	148,985	112,949	6.46%	4.80%	9,359,211	9,540,266

Interest-bearing liabilities:
Deposits:
NOW Accounts	4,212	2,140	0.68%	0.31%	2,497,917	2,813,037
Savings and money market	3,135	1,198	0.57%	0.22%	2,232,903	2,248,193
Time deposits	3,821	2,057	1.28%	0.70%	1,209,432	1,199,340
Total core deposits	11,168	5,395	0.76%	0.35%	5,940,252	6,260,570
Brokered deposits	8	8	0.30%	0.30%	10,229	11,366
	11,176	5,403	0.76%	0.35%	5,950,481	6,271,936
Non-interest bearing deposits	—	—	—	0.00%	2,654,140	2,547,977

	Interest		Average rate		Average balance
	March 2023	March 2022	March 2023	March 2022	March 2023	March 2022
	(Dollars in thousands)
Fair value premium and core deposit intangible amortizations	1,321	1,638	—%	—%	—	—
Total deposits	12,497	7,041	0.59%	0.32%	8,604,621	8,819,913
Borrowings:
Advances from FHLB and other borrowings	591	193	3.74%	2.77%	64,168	28,184
Subordinated capital notes	—	521	—%	13.15%	—	16,078
Total borrowings	591	714	3.74%	6.54%	64,168	44,262
Total interest-bearing liabilities	13,088	7,755	0.61%	0.35%	8,668,789	8,864,175
Net interest income / spread	$135,897	$105,194	5.85%	4.45%
Interest rate margin			5.89%	4.47%
Excess of average interest-earning assets over average interest-bearing liabilities					$690,422	$676,091
Average interest-earning assets to average interest-bearing liabilities ratio					92.62%	107.63%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$6,938	$2,836	$9,774
Interest bearing cash and money market investments	(1,166)	6,682	5,516
Loans	7,889	12,857	20,746
Total interest income	13,661	22,375	36,036
Interest Expense:
NOW Accounts	(264)	2,336	2,072
Savings and money market	(9)	1,946	1,937
Time deposits	28	1,736	1,764
Brokered deposits	(1)	1	—
Fair value premium and core deposit intangible amortizations	—	(317)	(317)
Advances from FHLB and other borrowings	313	85	398
Subordinated capital notes	(261)	(260)	(521)
Total interest expense	(194)	5,527	5,333
Net Interest Income	$13,855	$16,848	$30,703

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
Comparison of quarters ended March 31, 2023 and 2022
Net interest income of $135.9 million increased $30.7 million from $105.2 million. Tax equivalent basis net interest income of $140.5 million increased $32.9 million, or 30.5%, from $107.7 million.
Interest rate spread increased 140 basis points to 5.85% from 4.45% and net interest margin increased 142 basis points to 5.89% from 4.47%. This increase reflects an increase of 166 basis points in the total average yield of interest-earning assets, partially offset by an increase in the average cost of interest-bearing liabilities of 26 basis points. Net interest income was positively impacted by:
•An increase of $20.7 million in interest income from loans, primarily driven by: (i) higher interest income from commercial loans by $14.5 million, reflecting the upward repricing of variable rate commercial loans and increased yields on new loans originated during 2023; (ii) higher interest income from auto loans and leases by $5.1 million, mainly due to an increase in the average balance of this portfolio by approximately $284.2 million; and (iii) higher interest income from consumer loans by $3.5 million, mainly due to an increase in the average balance of this portfolio of approximately $117.6 million. These increases were partially offset by lower interest income from residential mortgage loans by $2.4 million, reflecting a decrease in the average balance of this portfolio by approximately $231.7 million;
•An increase of $9.8 million in interest income from investments securities, primarily related to a higher average volume of approximately $991.0 million from approximately $1.5 billion purchases completed during 2022, which resulted in an increase in interest income of approximately $6.9 million, and higher yield by 105 basis points, which contributed to an increase in interest income of approximately $2.8 million; and
•An increase of $5.5 million in interest income from a higher yield in lower balances of interest-bearing cash and money market investments related to increases in federal fund rates. The FRB federal funds target rates increased from a range of 0.25% to 0.50% in the first quarter of 2022 to a range of 4.75% to 5.00% in the first quarter of 2023.
These increases were partially offset by higher interest expense by $5.3 million reflecting an increase in the average cost of total deposits of 27 basis points, which resulted in an increase in interest expense of approximately $5.7 million and the partial effect in interest expense of the new long-term FHLB advance obtained during the first quarter of 2023. This resulted in an increase in interest expense of approximately $313 thousand, partially offset by the early redemption of $36.1 million subordinated capital notes during the first quarter of 2022, which resulted in a decrease in interest expense of $521 thousand.
TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2023	2022	Variance %
	(In thousands)
Banking service revenue	$17,513	$17,562	(0.3)%
Wealth management revenue	7,120	7,857	(9.4)%
Mortgage banking activities	3,898	5,782	(32.6)%
Total banking and financial service revenue	28,531	31,201	(8.6)%
Other non-interest income	370	405	(8.6)%
Total non-interest income	$28,901	$31,606	(8.6)%

Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains on sales of assets.
Comparison of quarters ended March 31, 2023 and 2022
OFG recorded non-interest income, net, in the amount of $28.9 million, compared to $31.6 million, a decrease of 8.6%, or $2.7 million. The decrease in non-interest income was mainly due to:
•A $1.9 million decrease in mortgage banking activities due to the unfavorable impact of $2.0 million in mortgage servicing rights valuation; and
•A $737 thousand decrease in wealth management revenues, primarily reflecting the sale of the retirement plan administration business in December 31, 2022, which resulted in a decrease of approximately $503 thousand.
TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2023	2022	Variance %
	(In thousands)
Compensation and employee benefits	$38,473	$34,768	10.7%
Occupancy, equipment and infrastructure costs	14,257	11,916	19.6%
Electronic banking charges	10,337	9,786	5.6%
Information technology expenses	6,418	4,804	33.6%
Professional and service fees	5,064	5,421	-6.6%
Taxes, other than payroll and income taxes	3,273	3,307	-1.0%
Insurance	2,918	2,635	10.7%
Loan servicing and clearing expenses	2,267	1,922	18.0%
Advertising, business promotion, and strategic initiatives	2,036	2,062	-1.3%
Communication	1,029	1,116	-7.8%
Printing, postage, stationery and supplies	730	1,092	-33.2%
Director and investor relations	258	249	3.6%
Foreclosed real estate and other repossessed assets expense (income), net	793	(1,482)	153.5%
Other	2,367	3,559	-33.5%
Total non-interest expenses	$90,220	$81,155	11.2%
Relevant ratios and data:
Efficiency ratio	54.87%	59.50%
Compensation and benefits to non-interest expense	42.64%	42.84%
Compensation to average total assets owned (annualized)	1.55%	1.38%
Number of employees end of period	2,249	2,253
Average number of employees	2,251	2,259
Average compensation per employee (annualized, in thousands)	$68.37	$61.56
Average loans per average employee	$3,050	$2,886
Comparison of quarters ended March 31, 2023 and 2022
Non-interest expense was $90.2 million, representing an increase of 11.2%, or $9.1 million, compared to $81.2 million. The increase in non-interest expense was mainly due to:
•Increase in compensation and employee benefits of $3.7 million, mainly due to higher salaries and benefits expenses, including payroll taxes and connectivity expenses, partially offset by lower provisions for bonuses and a decrease of approximately $417 thousand associated with the sale of OFG’s retirement plan administration business during the fourth quarter of 2022;
•Increase in foreclosed real estate and other repossessed assets expenses, net of income of $2.3 million, reflecting lower gain on sale of other repossessed assets and foreclosed real estate by $1.9 million and $1.3 million, respectively, partially offset by a decrease in credit-related expenses of $915 thousand;
•Increase in occupancy, equipment and infrastructure costs of $2.3 million, primarily related to an increase of $1.3 million in depreciation and amortization expenses reflecting new digital projects placed in production during 2022 and a $805 thousand increase in software maintenance, licenses and internet service expenses;
•Increase of $1.6 million in information technology expenses, primarily driven by higher design, development and operating support expenses incurred as part of the implementation of OFG’s digital transformation strategy; and
•Increase of $551 thousand in electronic banking charges driven by higher point-of-sale (“POS”) fees by $282 thousand and higher debit and credit card expenses by $259 thousand due to higher transaction volume.
The increase in non-interest expense was partially offset by a decrease of $881 thousand from Covid-19 related expenses in the prior year quarter.
The efficiency ratio was 54.87% and improved from 59.50%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the adjusted efficiency ratio computation for the quarters ended March 31, 2023 and 2022 amounted to $370 thousand and $405 thousand, respectively.
Provision for Credit Losses
Comparison of quarters ended March 31, 2023 and 2022
Provision for credit losses increased by $7.9 million to $9.4 million from $1.6 million. The provision for credit losses for the quarter ended March 31, 2023 reflected a provision of $6.1 million related to the growth in loan balances and a provision of $4.1 million related to commercial-specific loan reserves. The increases to the provision were partially offset by releases of $619 thousand associated with qualitative adjustment due to improvement in the performance of the portfolios and in Puerto Rico’s labor market and $293 thousand for changes in the economic and loss rate models. The provision for credit losses for the quarter ended March 31, 2022 included a provision of $4.0 million related to growth in loan balances, an increase of $4.2 million related to a commercial loan previously placed in non-accrual status, and a decrease of $5.7 million associated with qualitative adjustments due to improved macroeconomic conditions.
Income Tax Expense
Comparison of quarters ended March 31, 2023 and 2022
OFG’s ETR was 29.0% in 2023 compared to 30.6% in 2022. The decrease in ETR was mainly related to an increase in exempt income due to higher interest rate and investments in exempt activities.

TABLE 4 - BUSINESS SEGMENTS
	Quarter Ended March 31, 2023
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$132,425	$5	$21,126	$153,556	$(4,571)	$148,985
Interest expense	(12,381)	—	(5,278)	(17,659)	4,571	(13,088)
Net interest income	120,044	5	15,848	135,897	—	135,897
Provision for credit losses	9,405	—	40	9,445	—	9,445
Non-interest income	21,625	7,276	—	28,901	—	28,901
Non-interest expenses	(85,365)	(3,955)	(900)	(90,220)	—	(90,220)
Intersegment revenue	546	—	—	546	(546)	—
Intersegment expenses	—	(377)	(169)	(546)	546	—
Income before income taxes	47,445	2,949	14,739	65,133	—	65,133
Income tax expense	18,892	—	12	18,904	—	18,904
Net income	$28,553	$2,949	$14,727	$46,229	$—	$46,229
Total assets	$8,484,413	$28,605	$2,591,608	$11,104,626	$(1,047,045)	$10,057,581
Eliminations include interest income and expense for a borrowing by Oriental Overseas, an international banking entity organized in Puerto Rico pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended, that operates as a unit within the Bank, which is included in the Treasury Segment with its corresponding interest expense, to fund its operations, from the Bank, which is included in the Banking Segment with its corresponding interest income, with an unpaid principal balance of $414.6 million and $263.0 million at March 31, 2023 and 2022, respectively, and is eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from prior year quarter was mainly as a result of FRB federal funds rate increases and higher average borrowing balance.

	Quarter Ended March 31, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$107,425	$5	$5,730	$113,160	$(211)	$112,949
Interest expense	(7,011)	—	(955)	(7,966)	211	(7,755)
Net interest income	100,414	5	4,775	105,194	—	105,194
Recapture of credit losses	1,710	—	(159)	1,551	—	1,551
Non-interest income	23,550	8,006	50	31,606	—	31,606
Non-interest expenses	(75,916)	(4,585)	(654)	(81,155)	—	(81,155)
Intersegment revenue	489	—	—	489	(489)	—
Intersegment expenses	—	(343)	(146)	(489)	489	—
Income before income taxes	46,827	3,083	4,184	54,094	—	54,094
Income tax expense	16,564	—	9	16,573	—	16,573
Net income	$30,263	$3,083	$4,175	$37,521	$—	$37,521
Total assets	$8,176,217	$24,695	$3,036,638	$11,237,550	$(1,047,430)	$10,190,120

Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2023 and 2022.
Comparison of quarters ended March 31, 2023 and 2022
Banking
OFG’s banking segment net income before taxes increased by $618 thousand from $46.8 million to $47.4 million, mainly reflecting:
•Increase of $20.7 million in interest income from loans, driven by increased yields on higher balances; and
•Increase of $4.4 million in interest income related to Oriental Overseas’ borrowings from the Bank to fund its operations, which is eliminated in the consolidation, mainly as a result of higher average unpaid principal balance and interest rates in the current period.
The increases in the banking segment’s income net income were partially offset by:
•Increase in provision for credit losses of $7.7 million. The provision for the first quarter of 2023 reflected increases due to growth in loan balances and commercial-specific loan reserves, partially offset by releases associated with qualitative adjustments due to improvement in the performance of the portfolios and in Puerto Rico’s labor market and from changes in economic and loss rate models. The provision for the first quarter of 2022 reflected increases associated with the growth in loan balances and for certain commercial loans placed in non-accrual status, partially offset by a release associated with qualitative adjustments due to improved macroeconomic conditions;
•Increase of $9.4 million in non-interest expenses, primarily reflecting higher balances in compensation and employee benefits, occupancy and equipment, information technology expenses and electronic banking charges by $4.0 million, $2.4 million, $1.6 million and $552 thousand, respectively;
•Decrease of $1.9 million in non-interest income due to the unfavorable impact of $2.0 million mortgage servicing rights portfolio valuation; and
•Increase of $5.4 million in interest expense primarily related to an increase in the average cost of deposits.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage, and insurance and reinsurance activities. Net income before taxes from this segment remained leveled at $2.9 million from $3.0 million. The sale of OFG’s retirement plan administration business during the fourth quarter of 2022 resulted in a decrease in non-interest income of $502 thousand and in non-interest expenses of $661 thousand.
Treasury
Treasury segment net income before taxes increased by $10.6 million, mainly reflecting an increase in interest income from the purchases of investment securities during the year 2022 and higher yield in lower balances of interest bearing cash and money market investments related to the increase in federal fund rates and the early redemption of $36.1 million subordinated capital notes during the first quarter of 2022, partially offset by an increase in interest expense associated with the new long-term FHLB advance obtained during the first quarter of 2023.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At March 31, 2023, OFG’s total assets amounted to $10.058 billion, an increase of $238.8 million, when compared to $9.819 billion at December 31, 2022.
Cash and due from banks of $844.2 million increased by $298.0 million, reflecting the effect of a two-year $200.0 million FHLB advance obtained during the first quarter of 2023 and the maturity of a US Treasury security amounting to $70.7 million.
The investment portfolio decreased by $54.3 million, or 2.8%, primarily related to the maturity of a US Treasury security available for sale and paydowns of mortgage-backed securities amounting to $70.7 million and $30.7 million, respectively, partially offset by favorable market value adjustments of $17.9 million. During the first quarter of 2023, market conditions reacted to the collapse of the US regional banks in March 2023 and the smaller than projected increase in the FRB’s federal funds rate, which resulted in a significant drop in bond yields. OFG’s strategy is to invest its liquidity in highly liquid securities after taking into account the investment’s characteristics with respect to yield and term and the current market environment.
OFG’s loan portfolio is comprised of residential mortgage loans, commercial loans secured by real estate, other commercial and industrial loans, consumer loans, and auto loans and leases. At March 31, 2023, OFG’s net loan portfolio increased by $12.0 million, or 0.2%, reflecting increases in auto and consumer loans, partially offset by decreases in commercial and residential mortgage loans.
Financial Assets Managed
At March 31, 2023 OFG’s financial assets include those managed by OFG’s trust division and assets gathered by its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages Keogh retirement plans and custodian and corporate trust accounts. At March 31, 2023 and December 31, 2022, the total assets managed by OFG’s trust division amounted to $2.400 billion and $2.335 billion, respectively. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2023, total assets gathered by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.282 billion, compared to $2.172 billion at December 31, 2022.
Goodwill
OFG’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG completes its annual goodwill impairment test as of October 31 of each year. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. During the quarter ended March 31, 2023, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at March 31, 2023.
As of both March 31, 2023 and December 31, 2022, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $0.1 million to the wealth management segment. Please refer to “Note 9 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance %
	2023	2022
	(In thousands)
Investments:
FNMA and FHLMC certificates	$1,092,995	$1,105,551	-1.1%
US Treasury securities	440,126	506,768	-13.2%
GNMA certificates	336,275	319,534	5.2%
Equity securities	33,218	23,667	40.4%
CMOs issued by US government-sponsored agencies	13,471	14,851	-9.3%
Other debt securities	1,119	1,142	-2.0%
Trading securities	10	9	11.1%
Total investments	1,917,214	1,971,522	-2.8%
Loans, net	6,735,281	6,723,236	0.2%
Total investments and loans	8,652,495	8,694,758	-0.5%
Other assets:
Cash and due from banks (including restricted cash)	844,322	546,303	54.6%
Money market investments	3,172	4,161	-23.8%
Foreclosed real estate	9,250	11,214	-17.5%
Accrued interest receivable	62,140	62,402	-0.4%
Deferred tax asset, net	37,372	55,485	-32.6%
Premises and equipment, net	104,851	106,820	-1.8%
Servicing assets	49,345	50,921	-3.1%
Goodwill	84,241	84,241	0.0%
Other intangible assets	25,868	27,593	-6.3%
Operating lease right-of-use assets	23,897	25,363	-5.8%
Other assets and customers' liability on acceptances	160,628	149,519	7.4%
Total other assets	1,405,086	1,124,022	25.0%
Total assets	$10,057,581	$9,818,780	2.4%
Investment portfolio composition:
FNMA and FHLMC certificates	57.0%	56.0%
US Treasury securities	23.0%	25.7%
GNMA certificates	17.5%	16.2%
Equity securities	1.7%	1.2%
CMOs issued by US government-sponsored agencies	0.7%	0.8%
Other debt securities and trading securities	0.1%	0.1%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	March 31,	December 31,	Variance %
	2023	2022
	(In thousands)
Loans held for investment:
Commercial	$2,581,567	$2,629,929	(1.8)%
Mortgage	1,668,898	1,704,221	(2.1)%
Consumer	564,972	537,257	5.2%
Auto loans and leases	2,039,043	1,963,915	3.8%
	6,854,480	6,835,322	0.3%
Allowance for credit losses	(151,884)	(152,673)	(0.5)%
Total loans held for investment	6,702,596	6,682,649	0.3%
Mortgage loans held for sale	13,616	19,499	(30.2)%
Other loans held for sale	19,069	21,088	(9.6)%
Total loans held for sale	32,685	40,587	(19.5)%
Total loans, net	$6,735,281	$6,723,236	0.2%
OFG’s loan portfolio is composed of mortgage, commercial, consumer, and auto loans and leases. As shown in Table 6 above, total loans, net, amounted to $6.735 billion at March 31, 2023 and $6.723 billion at December 31, 2022. OFG’s loans held-for-investment portfolio composition and trends were as follows:
•Commercial loan portfolio amounted to $2.582 billion (37.7% of the gross loan portfolio) compared to $2.630 billion (38.5% of the gross loan portfolio) at December 31, 2022. Commercial loans secured by non-owner occupied commercial real estate amounted to $609.1 million and $605.5 million at March 31, 2023 and December 31, 2022, respectively, which represented 8.8% and 8.9% of our total loan portfolio held for investment.
Commercial loan production decreased by 22%, or $61.5 million, to $222.4 million in the quarter ended March 31, 2023 from $283.9 million in the prior year quarter.
•Mortgage loan portfolio amounted to $1.669 billion (24.3% of the gross loan portfolio) compared to $1.704 billion (24.9% of the gross originated loan portfolio) at December 31, 2022. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $26.3 million and $32.6 million at March 31, 2023 and December 31, 2022, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
Mortgage loan production totaled $30.3 million in the quarter ended March 31, 2023, which represents a decrease of 52.5% from $63.9 million in the prior period quarter. Decrease reflects the negative impact of FRB federal funds rate increases during 2022 and 2023 in the housing market in Puerto Rico.
OFG follows a conservative residential mortgage lending policy with more than 90% of its residential mortgage portfolio consisting of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk associated with subprime loans offered by certain major US mortgage loan originators. Furthermore, OFG has never been active in negative amortization loans or offered adjustable-rate mortgage loans with teaser rates.
•Consumer loan portfolio amounted to $565.0 million (8.2% of the gross loan portfolio) compared to $537.3 million (7.9% of the gross loan portfolio) at December 31, 2022. Consumer loan production decreased by 11.1% to $86.3 million in the quarter ended March 31, 2023 from $97.1 million in prior period quarter.
•Auto loans and leases portfolio amounted to $2.039 billion (29.8% of the gross loan portfolio) compared to $1.964 billion (28.7% of the gross originated loan portfolio) at December 31, 2022. Auto loans production increased by 24.7% to $222.3 million in the quarter ended March 31, 2023 compared to $178.3 million in the prior period quarter.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS

March 31, 2023
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$73,469	$8,481	$24,122	$40,866
At March 31, 2023, OFG has $73.5 million of direct credit exposure to the Puerto Rico government, a $0.2 million decrease from December 31, 2022.
Allowance for Credit Losses
OFG measures its allowance for credit losses based on management’s best estimate of future expected credit losses inherent in OFG’s relevant financial assets.
Tables 8 through 11 set forth an analysis of activity in the allowance for credit losses and present selected credit loss statistics for the quarters ended March 31, 2023 and 2022 and as of March 31, 2023 and December 31, 2022. In addition, Table 6 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report on Form 10-Q and “Note 5 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and allowance for credit losses.
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 13 and 15). At March 31, 2023, OFG had $74.6 million of non-accrual loans held for investment, including $8.7 million PCD loans, compared to $89.6 million at December 31, 2022, reflecting decreases of $7.9 million, $5.2 million, and $1.8 million in commercial, auto, and mortgage loan portfolios, respectively. At March 31, 2023 and December 31, 2022, total commercial non-accrual loans exclude $14.3 million and $16.4 million, respectively, of non-accrual commercial loans held for sale.
At December 31, 2022, loans whose terms have been extended and which were classified as TDRs that were not included in non-accrual loans amounted to $145.2 million as they were performing under their modified terms. On January 1, 2023, OFG adopted ASU 2022-02 related to the elimination of the recognition and measurement of TDRs and the enhancement of disclosures for loan restructurings for borrowers experiencing financial difficulty using the prospective transition method. Loans that were restructured in a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical TDR accounting until the relevant loans are paid off, liquidated or subsequently modified.
Delinquent residential mortgage loans insured or guaranteed under applicable Federal Housing Administration (“FHA”) and United States Department of Veterans Affairs (“VA”) programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of March 31, 2023 and December 31, 2022, the outstanding balance of these residential mortgage loans was $9.2 million and 10.3 million, respectively.
At March 31, 2023, OFG’s non-performing assets decreased by 15.6% to $97.6 million (0.97% total assets) from $115.7 million (1.18% of total assets) at December 31, 2022.
Foreclosed real estate decreased from $11.2 million at December 31, 2022 to $9.3 million at March 31, 2023 and other repossessed assets amounted to $4.6 million at both March 31, 2023 and December 31, 2022, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At March 31, 2023, the allowance coverage ratio to non-performing loans was 181.2% (152.9% at December 31, 2022).

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
The following items comprise non-performing loans held for investment, including Non-PCD and PCDs:
Commercial loans - At March 31, 2023, OFG’s non-performing commercial loans amounted to $35.5 million (42.3% of OFG’s non-performing loans), a 18.2% decrease from $43.4 million at December 31, 2022 (43.4% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At March 31, 2023, OFG’s non-performing mortgage loans totaled $30.9 million (36.9% of OFG’s non-performing loans), a 8.5% decrease from $33.8 million (33.8% of OFG’s non-performing loans) at December 31, 2022. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At March 31, 2023, OFG’s non-performing consumer loans amounted to $3.0 million (3.6% of OFG’s non-performing loans), an 4.8% decrease from $3.1 million at December 31, 2022 (3.1% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans and leasing - At March 31, 2023, OFG’s non-performing auto loans and leases amounted to $14.5 million (17.2% of OFG’s total non-performing loans), a decrease of 26.3% from $19.6 million at December 31, 2022 (19.7% of OFG’s total non-performing loans). Non-PCD auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
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
The Non-Conforming Mortgage Loan Program is for non-conforming mortgages, including balloon payment, interest-only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-conforming mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA/VA/FNMA/ FHLMC and performing loans not meeting secondary market guidelines processed pursuant OFG’s current credit and underwriting guidelines. OFG achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.
In order to apply for any of our loan modification programs, if the borrower is active in Chapter 13 bankruptcy, it must request an authorization from the bankruptcy trustee to allow for the loan modification. Borrowers with discharged Chapter 7 bankruptcies may also apply. Loans in these programs are evaluated by designated credit underwriters for financial difficulty modification if OFG grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	March 31,	December 31,	Variance %
	2023	2022
	(In thousands)
Allowance for credit losses:
Non-PCD
Commercial	$37,774	$39,158	-3.5%
Mortgage	9,083	9,571	-5.1%
Consumer	24,664	23,264	6.0%
Auto loans and leases	69,864	69,848	—%
Total allowance for credit losses	$141,385	$141,841	-0.3%

PCD
Commercial	$1,693	$1,388	22.0%
Mortgage	8,717	9,359	-6.9%
Consumer	12	14	-14.3%
Auto loans and leases	77	71	8.5%
Total allowance for credit losses	$10,499	$10,832	-3.1%

Allowance for credit losses summary
Commercial	$39,467	$40,546	-2.7%
Mortgage	17,800	18,930	-6.0%
Consumer	24,676	23,278	6.0%
Auto loans and leases	69,941	69,919	—%
Total allowance for credit losses	$151,884	$152,673	-0.5%

Allowance composition:
Commercial	26.0%	26.6%
Mortgage	11.7%	12.4%
Consumer	16.2%	15.2%
Auto loans and leases	46.1%	45.8%
	100.0%	100.0%

Allowance coverage ratio at end of period:
Commercial	1.5%	1.5%	-0.6%
Mortgage	1.1%	1.1%	-3.6%
Consumer	4.4%	4.3%	0.9%
Auto loans and leases	3.4%	3.6%	-3.7%
	2.2%	2.2%	-0.4%

Allowance coverage ratio to non-performing loans:
Commercial	111.3%	93.5%	19.0%
Mortgage	57.6%	56.1%	2.8%
Consumer	828.3%	744.2%	11.3%
Auto loans and leases	483.9%	356.5%	35.7%
	181.2%	152.9%	18.6%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	March 31,		December 31,
	2023		2022
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
Commercial	$39,467	37.7%	$40,546	38.5%
Mortgage	17,800	24.3%	18,930	24.9%
Consumer	24,676	8.2%	23,278	7.9%
Auto loans and leases	69,941	29.8%	69,919	28.7%
Total	$151,884	100.0%	$152,673	100.0%
[1] Total loans in this table refers to total loans held for investment.
TABLE 10 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended March 31,
	2023	2022	Variance %
	(Dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$152,673	$155,937	-2.1%
Provision for credit losses	9,331	1,715	444.1%
Charge-offs	(18,974)	(12,417)	52.8%
Recoveries	8,854	11,840	-25.2%
Balance at end of period	$151,884	$157,075	-3.3%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Quarter Ended March 31,
	2023	2022	Variance %
	(Dollars in thousands)
Non-PCD
Mortgage
Charge-offs	$(201)	$(3)	6,600.0%
Recoveries	216	2,074	-89.6%
Total	15	2,071	-99.3%
Commercial
Charge-offs	(1,375)	(544)	152.8%
Recoveries	326	192	69.8%
Total	(1,049)	(352)	198.0%
Consumer
Charge-offs	(5,440)	(2,659)	104.6%
Recoveries	866	655	32.2%
Total	(4,574)	(2,004)	128.2%
Auto loans and leases
Charge-offs	(9,479)	(7,890)	20.1%
Recoveries	6,599	4,891	34.9%
Total	(2,880)	(2,999)	-4.0%

PCD Loans:
Mortgage
Charge-offs	$(75)	$(1,134)	(93.4)%
Recoveries	247	845	(70.8)%
Total	172	(289)	(159.5)%
Commercial
Charge-offs	(2,104)	(34)	6,088.2%
Recoveries	489	3,023	(83.8)%
Total	(1,615)	2,989	(154.0)%
Consumer
Charge-offs	(213)	(39)	—%
Recoveries	11	23	(52.2)%
Total	(202)	(16)	1,162.5%
Auto loans and leases
Charge-offs	(87)	(114)	(23.7)%
Recoveries	100	137	(27.0)%
Total	13	23	(43.5)%

Total charge-offs	(18,974)	(12,417)	52.8%
Total recoveries	8,854	11,840	(25.2)%
Net credit losses	$(10,120)	$(577)	1,653.9%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES (CONTINUED)

	Quarter Ended March 31,
	2023	2022	Variance %
	(Dollars in thousands)
Net credit losses to average loans outstanding:
Mortgage	(0.05)%	(0.38)%	88.04%
Commercial	0.41%	(0.43)%	194.2%
Consumer	3.30%	1.75%	88.5%
Auto loans and leases	0.57%	0.69%	-17.3%
Total	0.59%	0.04%	1,565.1%
Recoveries to charge-offs	46.66%	95.35%	-51.1%
Average Loans Held for Investment
Mortgage	$1,653,423	$1,885,159	-12.3%
Commercial	2,627,610	2,450,177	7.2%
Consumer	579,467	461,890	25.5%
Auto loans and leases	2,006,086	1,721,893	16.5%
Total	$6,866,586	$6,519,119	5.3%
Net charge-offs for the quarter ended March 31, 2023 amounted to $10.1 million, increasing by $9.5 million when compared to $577 thousand in the prior period quarter. Net charge-offs variances were as follows:
Residential mortgage loans net recoveries amounted to $187 thousand in the first quarter of 2023, decreasing by $1.6 million when compared to net recoveries of $1.8 million in the first quarter of 2022. The change reflects recoveries during the quarter ended March 31, 2022 of $1.1 million associated with the final settlement of the past due mortgage loans sold during the quarter.
Commercial loans net charge-offs amounted to $2.7 million in the first quarter of 2023, increasing by $5.3 million when compared to net recoveries of $2.6 million in the first quarter of 2022. The charge-offs for the first quarter of 2023 included a $2.1 million charge-off recognized on a commercial loan, and $1.3 million charge-offs recognized on a non-PCD commercial loan relationship. The recoveries for the first quarter of 2022 included a $2.8 million recovery from a Puerto Rico government public corporation acquired PCD commercial loan repaid during the first quarter of 2022.
Consumer loans net charge-offs amounted to $4.8 million in the first quarter of 2023, increasing by $2.8 million when compared to net charge-offs of $2.0 million in the first quarter of 2022. The increase in net charge-offs during the first quarter of 2023 was driven by an increase in business volumes.
Auto loans net charge-offs amounted to $2.9 million in first quarter of 2023, decreasing by $109 thousand when compared to $3.0 million in the first quarter of 2022.

TABLE 12 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance %
	2023	2022
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$65,861	$80,412	-18.1%
Accruing loans	9,239	10,273	-10.1%
Total	$75,100	$90,685	-17.2%
PCD	8,704	9,186	-5.2%
Total non-performing loans	$83,804	$99,871	-16.1%
Foreclosed real estate	9,250	11,214	-17.5%
Other repossessed assets	4,563	4,617	-1.2%
	$97,617	$115,702	-15.6%

Non-performing assets to total assets	0.97%	1.18%	-17.8%
Non-performing assets to total capital	8.96%	11.10%	-19.3%
At December 31, 2022, Non-PCD non-accruing loans and accruing loans include $20.3 million and $8.9 million, respectively, of TDR loans. As mentioned above, on January 1, 2023, OFG adopted ASU 2022-02 related to the elimination of the recognition and measurement of TDRs and the enhancement of disclosures for loan restructurings for borrowers experiencing financial difficulty using the prospective transition method.

TABLE 13 — NON-ACCRUAL LOANS

	March 31,	December 31,	Variance %
	2023	2022
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial	$27,025	$34,432	-21.5%
Mortgage	21,402	23,241	-7.9%
Consumer	2,979	3,128	-4.8%
Auto loans and leases	14,455	19,613	-26.3%
Total	$65,861	$80,414	-18.1%
PCD
Commercial	$8,446	$8,927	-5.4%
Mortgage	258	259	-0.4%
Total	$8,704	$9,186	-5.2%
Total non-accrual loans	$74,565	$89,600	-16.8%
Non-accruals loans composition percentages:
Commercial	47.6%	48.4%
Mortgage	29.0%	26.2%
Consumer	4.0%	3.5%
Auto loans and leases	19.4%	21.9%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.09%	1.31%	-16.79%
Allowance for credit losses to non-accrual loans	203.69%	170.39%	19.54%

	Quarter Ended March 31,
	2023	2022
	(In thousands)
Interest that would have been recorded in the quarter if the loans had not been classified as non-accruing loans	$470	$486

TABLE 14 - NON-PERFORMING LOANS

	March 31,	December 31,	Variance %
	2023	2022
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial	$27,025	$34,432	-21.5%
Mortgage	30,641	33,512	-8.6%
Consumer	2,979	3,128	-4.8%
Auto loans and leases	14,455	19,613	-26.3%
Total	$75,100	$90,685	-17.2%
PCD
Commercial	$8,446	$8,927	-5.4%
Mortgage	258	259	-0.4%
Total	$8,704	$9,186	-5.2%
Total non-performing loans	$83,804	$99,871	-16.1%
Non-performing loans composition percentages:
Commercial	42.3%	43.4%
Mortgage	36.9%	33.8%
Consumer	3.6%	3.1%
Auto loans and leases	17.2%	19.7%
	100.0%	100.0%
Non-performing loans to:
Total loans held for investment gross	1.22%	1.46%	-16.4%
Total assets	0.83%	1.02%	-18.6%
Total capital	7.69%	9.58%	-19.7%
Non-performing loans with partial charge-offs to:
Total loans held for investment gross	0.35%	0.40%	-12.5%
Non-performing loans	28.98%	27.27%	6.3%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	108.44%	99.57%	8.9%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	255.20%	210.18%	21.4%

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance %
	2023	2022
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,640,546	$2,630,458	0.4%
NOW accounts	2,397,530	2,546,245	-5.8%
Savings and money market accounts	2,271,772	2,227,963	2.0%
Time deposits	1,254,717	1,162,959	7.9%
Total deposits	8,564,565	8,567,625	-0.04%
Accrued interest payable	856	739	15.8%
Total deposits and accrued interest payable	8,565,421	8,568,364	-0.03%
Borrowings:
Advances from FHLB	226,661	26,716	748.4%
Other borrowings	128	318	-59.7%
Total borrowings	226,789	27,034	738.9%
Total deposits and borrowings	8,792,210	8,595,398	2.3%
Other Liabilities:
Acceptances outstanding	30,094	28,607	5.2%
Lease liability	25,990	27,370	-5.0%
Other liabilities	119,777	124,999	-4.2%
Total liabilities	$8,968,071	$8,776,374	2.2%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	30.8%	30.7%
NOW accounts	28.0%	29.7%
Savings and money market accounts	26.5%	26.0%
Time deposits	14.7%	13.6%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	99.9%	98.8%
Other borrowings	0.1%	1.2%
	100.0%	100.0%

Liabilities and Funding Sources
As shown in Table 15 above, at March 31, 2023, OFG’s total liabilities were $8.968 billion, 2.2% higher than the $8.776 billion reported at December 31, 2022. Deposits and borrowings, OFG’s funding sources, amounted to $8.792 billion at March 31, 2023 compared to $8.595 billion at December 31, 2022. Deposits, excluding accrued interest payable, decreased by $3.1 million reflecting a decrease in demand deposits of $138.6 million and in brokered deposits of $11.4 million, offset by an increase of $43.8 million and $103.3 million in savings and time deposits, respectively. Commercial deposits, excluding public funds, increased by $76.3 million and retail deposits decreased by $15.3 million.
As of March 31, 2023 borrowings consist of FHLB advances amounting to $226.7 million and other borrowings amounting to $128 thousand. Borrowings increased by $199.8 million, when compared to $27.0 million at December 31, 2022, reflecting a new two-year FHLB advance of $200 million with a rate of 4.52% in first quarter of 2023.

Stockholders’ Equity
At March 31, 2023, OFG’s total stockholders’ equity was $1.090 billion, a 4.5% increase when compared to $1.042 billion at December 31, 2022. This increase reflects an increase in retained earnings of $31.3 million, mainly due to $46.2 million in net income, partially offset by $10.5 million common stock dividends, a decrease in accumulated other comprehensive loss, net of tax, of $15.1 million from positive market value adjustments on available-for-sale investment securities, and an increase in legal surplus of $4.4 million during the first quarter of 2023. These variances were partially offset by a decrease of $2.0 million in additional paid-in capital and $1.7 million from treasury stock as a result of repurchases of common stock in the aggregate amount of $2.9 million in connection with the $100 million stock buyback program announced during the first quarter of 2022.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the FRB and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2023, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
On January 1, 2020, OFG implemented CECL using the modified retrospective approach, with an impact to capital of $25.5 million, net of its corresponding deferred tax effect. On March 27, 2020, in response to the Covid-19 pandemic, U.S. banking regulators issued an interim final rule that OFG adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). During the two-year delay, OFG added back to common equity tier 1 (“CET1”) capital 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL are being phased out of CET1 capital over a three-year period.
The risk-based capital ratios presented in Table 16 include common equity tier 1, tier 1 capital, total capital and leverage capital as of March 31, 2023 and December 31, 2022 and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at March 31, 2023 and December 31, 2022:
TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	March 31,	December 31,	Variance
	2023	2022	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,089,510	$1,042,406	4.5%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.07%	13.64%	3.2%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$1,063,919	1,037,385	2.6%
Minimum common equity tier 1 capital required	$340,162	342,246	(0.6)%
Minimum capital conservation buffer required (2.5%)	$188,979	190,137	(0.6)%
Excess over regulatory requirement	$534,778	505,002	5.9%
Risk-weighted assets	$7,559,166	7,605,466	(0.6)%
Tier 1 risk-based capital ratio	14.07%	13.64%	3.2%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$1,063,919	$1,037,385	2.6%
Minimum tier 1 risk-based capital required	$453,550	$456,328	(0.6)%
Minimum capital conservation buffer required (2.5%)	$188,979	190,137	(0.6)%
Excess over regulatory requirement	$421,390	$390,920	7.8%
Risk-weighted assets	$7,559,166	$7,605,466	(0.6)%
Total risk-based capital ratio	15.33%	14.89%	3.0%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,158,744	$1,132,658	2.3%
Minimum total risk-based capital required	$604,733	$608,437	(0.6)%
Minimum capital conservation buffer required (2.5%)	$188,979	190,137	(0.6)%
Excess over regulatory requirement	$365,032	$334,084	9.3%
Risk-weighted assets	$7,559,166	$7,605,466	(0.6)%
Leverage capital ratio	10.75%	10.36%	3.8%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$1,063,919	$1,037,385	2.6%
Minimum tier 1 capital required	$395,951	$400,445	(1.1)%
Excess over regulatory requirement	$667,968	$636,940	4.9%
Tangible common equity to total assets	9.74%	9.48%	2.7%
Tangible common equity to risk-weighted assets	12.96%	12.24%	5.9%
Total equity to total assets	10.83%	10.62%	2.0%
Total equity to risk-weighted assets	14.41%	13.71%	5.1%
Stock data:
Outstanding common shares	47,611,402	47,581,375	0.1%
Book value per common share	$22.88	$21.91	4.4%
Tangible book value per common share	$20.57	$19.56	5.2%
Market price at end of period	$24.94	$27.56	-9.5%
Market capitalization at end of period	$1,187,428	$1,311,343	-9.4%

From December 31, 2022 to March 31, 2023, leverage capital ratio increased from 10.36% to 10.75%, tier 1 risk-based capital ratio increased from 13.64% to 14.07%, total risk-based capital ratio increased from 14.89% to 15.33%, common equity tier 1 capital ratio increased from 13.64% to 14.07%, and tangible common equity to tangible total assets increased from 9.59% to 9.85%. The increases in capital ratios reflected an increase in retained earnings from net income, and a decrease in accumulated other comprehensive loss, net of tax, of $15.1 million from positive market value adjustments on available-for-sale investment securities during the quarter, offset by lower CECL transition provision by $6.9 million and a decrease in risk-weighted assets of $46.3 million. Risk-weighted assets decreased mainly from lower net deferred tax asset recorded during the quarter ended March 31, 2023.
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,089,510	$1,042,406
Goodwill	(84,241)	(84,241)
Other intangible assets	(25,868)	(27,593)
Total tangible common equity (non-GAAP)	$979,401	$930,572
Total assets	$10,057,581	9,818,780
Goodwill	(84,241)	(84,241)
Core deposit intangible	(19,810)	(21,131)
Customer relationship intangible	(6,058)	(6,462)
Total tangible assets	$9,947,472	$9,706,946
Tangible common equity to tangible assets	9.85%	9.59%
Common shares outstanding at end of period	47,611,402	47,581,375
Tangible book value per common share	$20.57	$19.56
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
The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	March 31,	December 31,	Variance
	2023	2022	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,063,919	$1,037,385	2.6%
Tier 1 capital	1,063,919	1,037,385	2.6%
Additional Tier 2 capital	94,825	95,273	(0.5)%
Total risk-based capital	$1,158,744	$1,132,658	2.3%
Risk-weighted assets:
Balance sheet items	$6,946,557	$6,976,335	(0.4)%
Off-balance sheet items	612,609	629,131	(2.6)%
Total risk-weighted assets	$7,559,166	$7,605,466	(0.6)%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	14.07%	13.64%	3.2%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.07%	13.64%	3.2%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.33%	14.89%	3.0%
Leverage ratio (minimum required - 4%)	10.75%	10.36%	3.8%
Equity to assets	10.83%	10.62%	2.0%
Tangible common equity to assets	9.74%	9.48%	2.7%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2023 and December 31, 2022:

	March 31,	December 31,	Variance
	2023	2022	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.97%	12.36%	4.94%
Actual common equity tier 1 capital	$973,149	$933,494	4.2%
Minimum capital requirement (4.5%)	$337,730	$339,910	(0.6)%
Minimum capital conservation buffer requirement (2.5%)	$187,628	$188,839	(0.6)%
Minimum to be well capitalized (6.5%)	$487,832	$490,981	(0.6)%
Tier 1 Capital to Risk-Weighted Assets	12.97%	12.36%	4.9%
Actual tier 1 risk-based capital	$973,149	$933,494	4.2%
Minimum capital requirement (6%)	$450,306	$453,214	(0.6)%
Minimum capital conservation buffer requirement (2.5%)	$187,628	$188,839	(0.6)%
Minimum to be well capitalized (8%)	$600,408	$604,285	(0.6)%
Total Capital to Risk-Weighted Assets	14.22%	13.61%	4.5%
Actual total risk-based capital	$1,067,306	$1,028,126	3.8%
Minimum capital requirement (8%)	$600,408	$604,285	(0.6)%
Minimum capital conservation buffer requirement (2.5%)	$187,628	$188,839	(0.6)%
Minimum to be well capitalized (10%)	$750,510	$755,356	(0.6)%
Total Tier 1 Capital to Average Total Assets	9.93%	9.42%	5.4%
Actual tier 1 capital	$973,149	$933,494	4.2%
Minimum capital requirement (4%)	$392,070	$396,525	(1.1)%
Minimum to be well capitalized (5%)	$490,087	$495,656	(1.1)%
OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At March 31, 2023 and December 31, 2022, OFG’s market capitalization for its outstanding common stock was $1.187 billion ($24.94 per share) and $1.311 billion ($27.56 per share), respectively.

The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2023
March 31, 2023	$30.42	$24.37	$0.22
2022
December 31, 2022	$28.90	$25.50	$0.20
September 30, 2022	$29.45	$24.66	$0.20
June 30, 2022	$29.22	$25.40	$0.15
March 31, 2022	$30.54	$26.21	$0.15
2021
December 31, 2021	$27.33	$23.84	$0.12
September 30, 2021	$25.66	$20.04	$0.12
June 30, 2021	$25.14	$21.61	$0.08
March 31, 2021	$22.93	$16.48	$0.08

In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During the quarter ended March 31, 2023, OFG repurchased 104,800 shares for a total of $2.9 million at an average price of $27.61 per share. During the quarter ended March 31, 2022, OFG repurchased 1,219,132 shares under this program for a total of $33.5 million, at an average price of $27.46 per share.
At March 31, 2023 the number of shares that may yet be purchased under the $100 million stock buyback program is estimated at 1,323,017 and was calculated by dividing the remaining balance of $33.0 million by $24.94 (closing price of OFG’s common stock at March 31, 2023).

OFG did not repurchase any shares of its common stock in the quarters ended March 31, 2023 and 2022, other than through its publicly announced stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Background
OFG’s risk management policies are established by its Board of Directors (the “Board”) and implemented by management through the adoption of a risk management program, which is overseen and monitored by the Chief Risk Officer, the Board’s Risk and Compliance Committee, the executive Risk and Compliance Team, the executive Credit Risk Team, and the executive Asset/Liability Team (“ALT”). OFG has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.
All aspects of OFG’s business activities are susceptible to risk. Consequently, risk identification and monitoring are essential to risk management. As fully discussed below, OFG’s primary risk exposures include market, interest rate, credit, liquidity, operational and concentration risks.
Market Risk

Market risk is the risk to earnings or capital arising from adverse movements in market rates or prices, such as interest rates or prices. OFG evaluates market risk together with interest rate risk. OFG’s financial results and capital levels are constantly exposed to market risk. The Board and management are primarily responsible for ensuring that the market risk assumed by OFG complies with the guidelines established by policies approved by the Board. The Board has delegated the management of this risk to ALT which is composed of certain executive officers from the business, treasury and finance areas. One of ALT’s primary goals is to ensure that the market risk assumed by OFG is within the parameters established in such policies.

In March 2023, the market reacted with volatility as a result of the collapse of Silicon Valley Bank and Signature Bank, and then First Republic Bank on May 1, 2023, three large US regional banks, which became the biggest bank failures since 2008, after they experienced a run on deposits mainly driven by a significant decrease in the value of their investments. Market reactions to recession concerns and inflationary pressure, combined with aggressive interest rate increases as part of the FRB’s efforts to control inflation during 2022 and 2023, had a significant impact on bond prices, including those guaranteed by the US government or by a US government-sponsored entity. Nevertheless, we believe that OFG has strong capital and liquidity levels that facilitate holding securities until the recovery of their amortized cost basis. We also believe that our market risk management practices have allowed us to effectively manage the market volatility over time and remain strong under these challenging conditions. We do not have significant deposit client concentrations and further believe that our clients are confident in the resiliency of the Bank. As a result of the events triggered by the two bank failures in March 2023, we have not experienced significant changes in our customer deposits base. Total core deposits at March 31, 2023 amounted to $8.565 billion compared to $8.557 billion at December 31, 2022.
Interest Rate Risk

Interest rate risk is the exposure to decline in earnings or capital due to changes in interest rates. To actively monitor the interest rate risk, the Board of Directors created ALT whose principal responsibilities consist in overseeing the management of the Bank’s assets and liabilities to balance its risk exposures. In executing its responsibilities, ALT considers different methods to enhance profitability while maintaining acceptable levels of interest rate risks by implementing investment, pricing and financial strategies that helps managing OFG vulnerability to changes in interest rates.
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

The following table presents the results of the simulations for the most likely scenarios at March 31, 2023. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$12,207	2.17%	$5,658	1.01%
+ 100 Basis points	$24,608	4.38%	$11,464	2.04%
+ 200 Basis points	$49,778	8.86%	$23,041	4.10%
- 50 Basis points	$(11,372)	-2.02%	$(5,111)	-0.91%
'-100 Basis points	$(22,132)	-3.94%	$(10,378)	-1.85%
The scenarios above are both instantaneous shocks and gradual interest rate ramps that assume balance sheet management will mirror the base case. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities will perform as anticipated. Additionally, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to net interest income than indicated above. OFG strategic management of the balance sheet would be adjusted to accommodate these movements. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag changes in market rates. Also, the ability of many borrowers to service their debts may decrease in the event of an interest rate increase. ALT strategies consider all these factors as part of the monitoring of the exposure to interest rate risk.

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and advances from the FHLB in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed, in the past, certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms and using hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that consist of the short-term advances from the FHLB still outstanding as of March 31, 2023.

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
Following is a summary of certain strategies, including derivative activities, currently used by OFG to manage interest rate risk:
Interest rate swaps and borrowings — OFG uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB that are tied to a variable rate index. The interest rate swaps effectively fix OFG’s interest payments on these borrowings. As of March 31, 2023, OFG had $26.1 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $26.1 million in advances from the FHLB that reprice or are being rolled over on a monthly basis. An asset of $275 thousand was recognized at March 31, 2023 related to the valuation of these swaps. During the quarter ended March 31, 2023, OFG entered into a $200.0 million 2-year FHLB advance with a weighted average interest rate of 4.52%.
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
OFG’s executive Credit Risk Team, composed of its Chief Operating Officer, Chief Risk Officer, and other senior executives, has primary responsibility for setting strategies to achieve OFG’s credit risk goals and objectives. Those goals and objectives are set forth in OFG’s Credit Policy as approved by the Board.

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
Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.424 billion at March 31, 2023 ($194.9 million with maturity of one year or less and $1.229 billion with maturity over one year) compared to $1.403 billion at December 31, 2022 ($214.7 million with maturity of one year or less and $1.188 billion with maturity over one year), and standby letters of credit provided to customers amounted to $24.7 million at both March 31, 2023 and December 31, 2022. Loans sold with recourse at March 31, 2023 and December 31, 2022 amounted to $108.6 million and $110.9 million, respectively.
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
At March 31, 2023 and December 31, 2022, OFG maintained other non-credit commitments amounting to $20.9 million and $21.5 million, respectively, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At March 31, 2023 and December 31, 2022, OFG had commitments for capital expenditures in technology amounting to $10.3 million and $8.6 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
Our liquidity risk management practices have allowed us to effectively manage the market volatility in the past, as with the Covid-19 pandemic, and in the present, with the recent disruption in the banking industry that began with the failure of Silicon Valley Bank and Signature Bank in March 2023. Even though OFG’s liquidity was impacted by loan principal and interest payment deferrals that were granted for certain customers during the Covid-19 pandemic and Hurricane Fiona, liquidity has been growing from the federal stimulus programs Puerto Rico is receiving following Hurricane Maria in 2017, the January 2020 earthquakes, the Covid-19 pandemic and Hurricane Fiona in 2022. However, liquidity can be further affected by a number of factors such as, counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from inflation, the war in Ukraine, and increasing recessionary risk in the US, we continue monitoring our liquidity position, specifically cash on hand to meet customer demands.

Although OFG expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption or if negative developments occur with respect to OFG, the availability and cost of OFG’s funding sources could be adversely affected. In that event, OFG’s cost of funds may increase, thereby reducing its net interest income, or OFG may need to dispose of a portion of its investment portfolio, which depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon any such dispositions. OFG’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global or US securities markets or other reductions in liquidity driven by OFG or market-related events. In the event that such sources of funds are reduced or eliminated and OFG is not able to replace these on a cost-effective basis, OFG may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.
As of March 31, 2023, OFG had approximately $847.4 million in unrestricted cash and cash equivalents, $1.618 billion in investment securities that are not pledged as collateral, and $419.6 million in borrowing capacity at the FHLB. In addition, the FRB, as a measure to address any liquidity pressures that affect eligible depository institutions after the collapse of the Silicon Valley Bank and Signature Bank in March 2023, created the BTFP, which will be an additional source of liquidity against high-quality securities, eliminating an eligible depository institution’s need to quickly sell those securities in times of financial challenges and market volatility. The Bank is set up to participate in the BTFP, but has not requested and does not currently expect to request funds from this program. At March 31, 2023, the Bank had $1.1 billion in securities qualified for the BTFP. As of March 31, 2023, and to the date of this filing, OFG has not seen an increasing trend in the number of customers closing or withdrawing significant amounts of funds from their accounts after the closure of the regional banks in March 2023. We believe that the deposit volumes as well as the customer deposit base have remained stable and management continues to monitor shifts in deposit levels through periodical reporting focused on shifts in volumes, product type, rates, business sector; this also considers daily shifts in the Bank’s top clients in the different business units. OFG is currently providing daily liquidity reports as requested by both the FDIC and the FRB following the two bank failures in March 2023.
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
OFG is subject to extensive United States federal and Puerto Rico regulations and, OFG has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. OFG has a corporate compliance function headed by the General Counsel who reports to the Chief Executive Officer and supervises the BSA Officer and Regulatory Compliance Officer. The General Counsel is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program, including the Bank Secrecy Act/Anti-Money Laundering compliance program.
In the aftermath of the recent bank failures, the regulatory agencies may propose certain actions, including reforms to existing regulatory and prudential frameworks that may impose different capital and liquidity requirements, including increased requirements to issue debt or raise capital. In addition, there may be special assessments imposed on insured depository institutions in order to mitigate the losses to the FDIC’s Deposit Insurance Fund as a result of recent bank failures. It is not yet possible to quantify the scope of any of these actions or the potential impact on our operations.
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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Our annual report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K) describes market, credit, and business operations risk factors that could affect our businesses, results of operations or financial condition. In March 2023 and May 2023, three of the largest US regional banks were shut down by federal regulators. As these conditions and circumstances have evolved subsequent to our 2022 Form 10-K filing, the following supplements the risk factors described in our 2022 Form 10-K.

Adverse developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on OFG’s operations and/or stock price.

Recent events impacting the financial services industry, including the failure of Silicon Valley Bank, Signature Bank and First Republic Bank, have resulted in decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits, and may increase the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of OFG’s common stock.

In connection with high-profile bank failures, customer uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the imposition of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. Inability to access short-term funding, loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization. We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.
Any downgrade in the credit rating of the U.S. government or default by the U.S. government as a result of political conflicts over legislation to raise the U.S. government’s debt limit may have a material adverse effect on OFG

Recent federal budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit have increased the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government, including certain government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government may pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A downgrade, or a similar action by other rating agencies, in response to current political dynamics, as well as sovereign debt issues facing the governments of other countries, could generally have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide and, therefore, materially adversely affect OFG’s business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

In January 2022, OFG announced the approval by its Board of Directors of a new stock repurchase program to purchase $100 million of our common stock in the open market. Any shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended March 31, 2023, OFG repurchased 104,800 shares for a total of $2.9 million at an average price of $27.61 per share.

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended March 31, 2023, excluding the months of January and February during which no shares were repurchased as part of the stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
3/1/23 - 3/31/23	104,800	$27.61	104,800	$32,996
The number of shares that may yet be purchased under the current $100 million stock buyback program is estimated at 1,323,017 and was calculated by dividing the remaining balance of $33.0 million by $24.94 (closing price of OFG common stock at March 31, 2023). OFG did not repurchase any shares of its common stock during the quarter ended March 31, 2023 other than through its publicly announced stock repurchase program.

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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: May 5, 2023
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: May 5, 2023
Maritza Arizmendi Díaz Chief Financial Officer