Form 10-Q
period 2023-06-30
OFG BANCORP
filed 2023-08-04
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
47,131,206 common shares ($1.00 par value per share) outstanding as of July 31, 2023

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
•possible legislative, tax or regulatory changes; and
•factors beyond our control such as severe weather conditions, natural disasters, pandemics, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect delinquency rates, loan and receivable balances and other aspects of our business and results of operations.

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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

	June 30,	December 31,
	2023	2022
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$795,546	$546,146
Money market investments	3,427	4,161
Total cash and cash equivalents	798,973	550,307
Restricted cash	—	157
Investments:
Trading securities, at fair value, with amortized cost of $162 (December 31, 2022 - $162)	13	9
Investment securities available-for-sale, at fair value, with amortized cost of $1,247,149 (December 31, 2022 - $1,522,812); no allowance for credit losses “ACL”	1,141,845	1,412,776
Investment securities held-to-maturity, at amortized cost, with fair value of $461,378 (December 31, 2022 - $469,186); no allowance for credit losses	525,413	535,070
Equity securities	35,946	23,667
Total investments	1,703,217	1,971,522
Loans:
Loans held-for-sale, at lower of cost or fair value	30,296	40,587
Loans held for investment, net of allowance for credit losses of $159,923 (December 31, 2022 - $152,673)	6,957,948	6,682,649
Total loans	6,988,244	6,723,236
Other assets:
Foreclosed real estate	10,639	11,214
Accrued interest receivable	63,357	62,402
Deferred tax asset, net	20,306	55,485
Premises and equipment, net	104,166	106,820
Customers' liability on acceptances	35,945	28,607
Servicing assets	49,966	50,921
Goodwill	84,241	84,241
Other intangible assets	24,143	27,593
Operating lease right-of-use assets	21,840	25,363
Other assets	126,510	120,912
Total assets	$10,031,547	$9,818,780
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2023 AND DECEMBER 31, 2022 (CONTINUED)

	June 30,	December 31,
	2023	2022
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,008,521	$5,176,758
Savings accounts	2,222,326	2,227,965
Time deposits	1,307,179	1,163,641
Total deposits	8,538,026	8,568,364
Borrowings:
Advances from the Federal Home Loan Bank of New York (the “FHLB”)	226,507	26,716
Other borrowings	—	318
Total borrowings	226,507	27,034
Other liabilities:
Acceptances executed and outstanding	35,945	28,607
Operating lease liabilities	24,031	27,370
Accrued expenses and other liabilities	107,287	124,999
Total liabilities	8,931,796	8,776,374
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 47,076,187 shares outstanding (December 31, 2022 - 59,885,234 shares issued; 47,581,375 shares outstanding)	59,885	59,885
Additional paid-in capital	636,051	636,793
Legal surplus	142,567	133,901
Retained earnings	577,042	516,371
Treasury stock, at cost, 12,809,047 shares (December 31, 2022 - 12,303,859 shares)	(226,230)	(211,135)
Accumulated other comprehensive loss, net of tax of $15,620 (December 31, 2022 - $16,221)	(89,564)	(93,409)
Total stockholders’ equity	1,099,751	1,042,406
Total liabilities and stockholders’ equity	$10,031,547	$9,818,780
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Interest income:
Loans	$135,518	$111,357	$263,829	$218,922
Mortgage-backed securities	10,593	7,438	20,667	11,759
Investment securities and other	11,877	3,427	22,477	4,490
Total interest income	157,988	122,222	306,973	235,171
Interest expense:
Deposits	15,916	6,944	28,413	13,985
Advances from FHLB and other borrowings	2,428	184	3,019	377
Subordinated capital notes	—	—	—	521
Total interest expense	18,344	7,128	31,432	14,883
Net interest income	139,644	115,094	275,541	220,288
Provision for credit losses	15,044	6,691	24,489	8,242
Net interest income after provision for credit losses	124,600	108,403	251,052	212,046
Non-interest income:
Banking service revenue	17,440	18,141	34,953	35,703
Wealth management revenue	8,194	8,270	15,314	16,127
Mortgage banking activities	5,225	4,803	9,123	10,585
Total banking and financial service revenues	30,859	31,214	59,390	62,415

Net (loss) gain on:
Sale of securities	(1,149)	—	(1,149)	—
Early extinguishment of debt	—	—	—	42
Other non-interest income	363	4,996	733	5,359
Total non-interest income	30,073	36,210	58,974	67,816
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022 (CONTINUED)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	37,841	34,730	76,314	69,498
Occupancy, equipment and infrastructure costs	14,362	12,861	28,619	24,777
Electronic banking charges	10,262	9,722	20,598	19,508
Information technology expenses	7,188	5,528	13,606	10,332
Professional and service fees	5,319	7,362	10,383	12,783
Taxes, other than payroll and income taxes	3,265	3,266	6,538	6,573
Insurance	2,689	2,429	5,606	5,064
Loan servicing and clearing expenses	1,866	2,243	4,133	4,165
Advertising, business promotion, and strategic initiatives	2,063	1,827	4,098	3,889
Communication	1,160	1,132	2,189	2,248
Printing, postage, stationery and supplies	866	785	1,596	1,877
Director and investor relations	520	346	778	595
Foreclosed real estate and other repossessed assets income, net of expenses	(2,320)	(1,404)	(1,527)	(2,886)
Other	3,807	4,431	6,177	7,990
Total non-interest expense	88,888	85,258	179,108	166,413
Income before income taxes	65,785	59,355	130,918	113,449
Income tax expense	21,612	18,923	40,516	35,496
Net income available to common shareholders	$44,173	$40,432	$90,402	$77,953
Earnings per common share:
Basic	$0.93	$0.84	$1.91	$1.61
Diluted	$0.93	$0.84	$1.89	$1.59
Average common shares outstanding and equivalents	47,490	48,389	47,716	48,933
Cash dividends per share of common stock	$0.22	$0.15	$0.44	$0.30
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$44,173	$40,432	$90,402	$77,953
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(14,342)	(34,853)	3,583	(65,605)
Realized loss on sale of securities available-for-sale	1,149	—	1,149	—
Unrealized (loss) gain on cash flow hedges	(155)	350	(286)	969
Other comprehensive (loss) income before taxes	(13,348)	(34,503)	4,446	(64,636)
Income tax effect	2,124	5,639	(601)	9,974
Other comprehensive (loss) income after taxes	(11,224)	(28,864)	3,845	(54,662)
Comprehensive income	$32,949	$11,568	$94,247	$23,291
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS AND SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Common stock:
Balance at the beginning and end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	634,785	633,796	636,793	637,061
Stock-based compensation expense	1,403	1,031	2,368	2,004
Lapsed restricted stock units	(137)	(215)	(3,110)	(4,453)
Balance at end of period	636,051	634,612	636,051	634,612
Legal surplus:
Balance at beginning of period	138,333	121,389	133,901	117,677
Transfer from retained earnings	4,234	3,976	8,666	7,688
Balance at end of period	142,567	125,365	142,567	125,365
Retained earnings:
Balance at beginning of period	547,641	426,320	516,371	399,949
Net income	44,173	40,432	90,402	77,953
Cash dividends declared on common stock[1]	(10,538)	(7,186)	(21,065)	(14,624)
Transfer to legal surplus	(4,234)	(3,976)	(8,666)	(7,688)
Balance at end of period	577,042	455,590	577,042	455,590
Treasury stock:
Balance at beginning of period	(212,794)	(180,717)	(211,135)	(150,572)
Stocks repurchased	(13,573)	(30,632)	(16,467)	(64,110)
Lapsed restricted stock units and options	137	211	1,372	3,544
Balance at end of period	(226,230)	(211,138)	(226,230)	(211,138)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(78,340)	(20,638)	(93,409)	5,160
Other comprehensive (loss) income, net of tax	(11,224)	(28,864)	3,845	(54,662)
Balance at end of period	(89,564)	(49,502)	(89,564)	(49,502)
Total stockholders’ equity	$1,099,751	$1,014,812	$1,099,751	$1,014,812
[1] Dividends declared per common share during the quarter ended June 30, 2023 - $0.22 (June 30, 2022 - $0.15). Dividends declared per common share during the six month period ended June 30, 2023 - $0.44 (June 30, 2022 - $0.30).
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022

	Six-Month Period Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$90,402	$77,953
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees (costs) and fair value premiums (discounts) on loans	323	(745)
Amortization of investment securities (discounts), net of accretion of premiums	(3,191)	1,461
Amortization of other intangible assets	3,450	4,293
Net change in operating leases	184	187
Depreciation and amortization of premises and equipment	10,210	7,353
Deferred income tax expense, net	34,580	32,933
Provision for credit losses	24,489	8,242
Stock-based compensation	2,368	2,004
(Gain) loss on:
Sale of securities	1,149	—
Sale of loans	(287)	(1,169)
Early extinguishment of debt	—	(42)
Foreclosed real estate and other repossessed assets	(4,472)	(8,012)
Sale of other assets	25	(4,747)
Originations and purchases of loans held-for-sale	(59,847)	(116,314)
Proceeds from sale of loans held-for-sale	5,596	86,596
Net decrease (increase) in:
Accrued interest receivable	(947)	(2,066)
Servicing assets	955	(307)
Other assets	(6,458)	(709)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	1,083	(151)
Accrued expenses and other liabilities	(269)	2,923
Net cash provided by operating activities	99,343	89,683

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022 (CONTINUED)
	Six-Month Period Ended June 30,
	2023	2022
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(47,650)	(719,459)
Investment securities held-to-maturity	—	(196,742)
FHLB stock	(9,681)	(122)
Equity securities	(2,642)	(2,189)
Maturities and redemptions of:
Investment securities available-for-sale	176,280	57,288
Investment securities held-to-maturity	10,311	16,153
FHLB stock	44	41
Proceeds from sales of:
Investment securities available-for-sale	202,133	—
Foreclosed real estate and other repossessed assets, including write-offs	30,957	26,270
Premises and equipment	30	4,747
Origination and purchase of loans, excluding loans held-for-sale	(1,801,377)	(1,498,059)
Principal repayment of loans	1,473,429	1,212,135
Additions to premises and equipment	(7,656)	(17,380)
Net cash provided by (used in) investing activities	$24,178	$(1,117,317)
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(35,417)	426,547
Subordinated capital notes	—	(36,041)
FHLB advances, federal funds purchased, and other borrowings	198,714	(889)
Exercise of stock options and restricted units lapsed, net	(1,738)	(909)
Purchase of treasury stock	(16,467)	(64,110)
Dividends paid on common stock	(20,104)	(13,333)
Net cash provided by financing activities	$124,988	$311,265
Net change in cash, cash equivalents and restricted cash	248,509	(716,369)
Cash, cash equivalents and restricted cash at beginning of period	550,464	2,023,650
Cash, cash equivalents and restricted cash at end of period	$798,973	$1,307,281

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022 (CONTINUED)

	Six-Month Period Ended June 30,
	2023	2022
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$795,546	$1,302,199
Money market investments	3,427	4,913
Restricted cash	—	169
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$798,973	$1,307,281

	Six-Month Period Ended June 30,
	2023	2022
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$27,706	$11,758
Income taxes paid	$3,438	$3,470
Operating lease liabilities paid	$5,024	$5,031
Mortgage loans held-for-sale securitized into mortgage-backed securities	$53,713	$53,488
Transfer from loans to foreclosed real estate and other repossessed assets	$25,785	$19,693
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$86	$—
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$8,736	$18,000
Financed sales of foreclosed real estate	$488	$825
Delinquent loans booked under the GNMA buy-back option	$18,417	$33,431
See notes to unaudited consolidated financial statements.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), and OFG Ventures LLC (“OFG Ventures”), which holds investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, auto leasing and lending, financial planning, insurance sales, money management, investment banking and securities brokerage services, as well as corporate and individual trust services. Effective December 31, 2022, OFG sold its retirement plan administration business, which was operated under a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), which thereafter ceased its operations. The results for the six-month period ended June 30, 2022 included these operations.
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). Operating results for six month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. OFG evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses, the valuation of securities, the determination of income taxes, impairment of securities, and goodwill valuation and impairment assessment.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recently Adopted Accounting Standards Updates
Financial Instruments—Credit Losses Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the Financial Accounting Standards Board issued ASU 2022-02 to address the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-402 and amend the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. OFG adopted the guidance related to the elimination of the recognition and measurement of TDRs and the enhancement of disclosures for loan restructurings for borrowers experiencing financial difficulty as of January 1, 2023, using the prospective transition method. As of our adoption date, all restructurings, including restructurings for borrowers experiencing financial difficulty, are evaluated to determine whether they result in a new loan or a continuation of an existing loan. Loan restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan as the terms of the restructured loans are typically not at market rates. When a loan is restructured under ASU 2022-02, we continue to measure impairment on the loan using a discounted cash flow approach that utilizes the loan’s restructured terms, including the post-restructuring interest rate, which does not result in any material changes to the allowance for credit losses. We also adopted the disclosure guidance related to the presentation of gross write-offs by year of origination in our vintage disclosures on January 1, 2023. At the adoption of this guidance on January 1, 2023, there was no material impact on our financial statements.
NOTE 2 – RESTRICTED CASH
OFG had a contract with the Federal National Mortgage Association (the “FNMA”) which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At December 31, 2022, OFG had delivered as collateral cash amounting to approximately $157 thousand. On May 1, 2023, OFG and a third-party servicer terminated a subservicing agreement by mutual agreement pursuant to which OFG transferred the servicing of a portion of the subserviced loans to the third-party servicer. Therefore, no collateral was delivered at June 30, 2023.
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered June 30, 2023 was $464.5 million (December 31, 2022 - $482.9 million). At June 30, 2023 and December 31, 2022, the Bank complied with this requirement. Cash and due from bank, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2023 and December 31, 2022, money market instruments included as part of cash and cash equivalents amounted to $3.4 million and $4.2 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at June 30, 2023 and December 31, 2022 were as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due less than 1 year	$—	$—	$—	$—	—%
Due from 1 to 5 years	$8,463	$—	$485	$7,978	1.76%
Due from 5 to 10 years	52,433	—	3,803	48,630	2.00%
Due after 10 years	786,949	125	64,832	722,242	3.00%
Total FNMA and FHLMC certificates	847,845	125	69,120	778,850	2.93%
GNMA Securities
Due less than 1 year	—	—	—	—	—%
Due from 1 to 5 years	10,633	—	558	10,075	1.69%
Due from 5 to 10 years	20,551	7	1,450	19,108	2.16%
Due after 10 years	353,716	1,548	35,213	320,051	3.16%
Total GNMA certificates	384,900	1,555	37,221	349,234	3.07%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	11,425	—	659	10,766	1.78%
Due from 5 to 10 years	265	—	4	261	2.14%
Due after 10 years	905	—	20	885	5.07%
Total CMOs issued by US government-sponsored agencies	12,595	—	683	11,912	2.02%
Total mortgage-backed securities	1,245,340	1,680	107,024	1,139,996	2.96%
Investment securities
US Treasury securities
Due less than 1 year	748	—	—	748	4.77%
Total US Treasury Securities	748	—	—	748	4.77%
Other debt securities
Due less than 1 year	376	44	—	420	7.00%
Due from 1 to 5 years	685	—	4	681	3.18%
Total other debt securities	1,061	44	4	1,101	4.53%
Total investment securities	1,809	44	4	1,849	4.63%
Total securities available for sale	$1,247,149	$1,724	$107,028	$1,141,845	2.97%

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$326,935	$—	$60,338	$266,597	1.72%
Investment securities
US Treasury securities
Due less than 1 year	$198,478	$—	$3,697	$194,781	3.34%
Total securities held to maturity	$525,413	$—	$64,035	$461,378	2.34%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
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
At June 30, 2023 and December 31, 2022, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption.
Investment securities at June 30, 2023 include $378.6 million pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $328.2 million serve as collateral for public funds. Investment securities as of December 31, 2022 include $294.2 million pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $293.7 million serve as collateral for public funds.
At both June 30, 2023 and December 31, 2022, the Bank’s international banking entities held short-term US Treasury securities in the amount of $325 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”).
During the six month periods ended June 30, 2023 and 2022, OFG retained securitized GNMA pools totaling $41.1 million and $53.5 million amortized cost, respectively, at a yield of 5.16% and 3.11%, respectively, from its own originations. Also, during the six month period ended June 30, 2023, OFG retained FNMA pools totaling $12.6 million, at a yield of 5.31%, from its own originations. OFG did not retain FNMA pools during the six month period ended June 30, 2022.
During the six month periods ended June 30, 2023 and 2022, OFG purchased $755 thousand and $735 thousand, respectively, of available for sale US Treasury securities.
During the six month period ended June 30, 2023, OFG sold $203.3 million of available for sale US Treasury securities and recognized a $1.1 million loss in the sale. These losses are included in the consolidated statements of operations.

	Six Month Period Ended June 30, 2023
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Investment securities
US Treasury securities	$202,133	$203,282	$—	$1,149
There were no sales of securities during the six month period ended June 30, 2022.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at June 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2023
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$493,276	$53,454	$439,822
GNMA certificates	258,449	35,154	223,295
CMOs issued by US Government-sponsored agencies	12,595	683	11,912
	$764,320	$89,291	$675,029

Held-to-maturity
FNMA and FHLMC certificates	$326,935	$60,338	$266,597

	June 30, 2023
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	345,324	15,666	329,658
GNMA certificates	76,664	2,068	74,596
Other debt securities	184	4	180
	$422,172	$17,738	$404,434
Held-to-maturity
US Treasury securities	198,478	3,697	194,781

	June 30, 2023
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$838,600	$69,120	$769,480
GNMA certificates	335,113	37,221	297,892
CMOs issued by US Government-sponsored agencies	12,595	683	11,912
Other debt securities	184	4	180
	$1,186,492	$107,028	$1,079,464
Held-to-maturity
FNMA and FHLMC certificates	$326,935	$60,338	$266,597
US Treasury securities	198,478	3,697	194,781
	$525,413	$64,035	$461,378

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
The composition of the amortized cost basis of OFG’s loan portfolio at June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023			December 31, 2022
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$980,570	$131,326	$1,111,896	$974,202	$138,678	$1,112,880
Other commercial and industrial	971,608	21,562	993,170	854,442	20,474	874,916
US commercial loans	669,332	—	669,332	642,133	—	642,133
	2,621,510	152,888	2,774,398	2,470,777	159,152	2,629,929
Mortgage	641,555	980,833	1,622,388	675,793	1,028,428	1,704,221
Consumer:
Personal loans	540,975	294	541,269	480,620	338	480,958
Credit lines	11,312	274	11,586	12,826	300	13,126
Credit cards	40,561	—	40,561	42,872	—	42,872
Overdraft	274	—	274	301	—	301
	593,122	568	593,690	536,619	638	537,257
Auto loans and leases	2,124,076	3,319	2,127,395	1,958,257	5,658	1,963,915
	5,980,263	1,137,608	7,117,871	5,641,446	1,193,876	6,835,322
Allowance for credit losses	(150,167)	(9,756)	(159,923)	(141,841)	(10,832)	(152,673)
Total loans held for investment, net	5,830,096	1,127,852	6,957,948	5,499,605	1,183,044	6,682,649
Mortgage loans held for sale	11,397	—	11,397	19,499	—	19,499
Other loans held for sale	18,899	—	18,899	21,088	—	21,088
Total loans held for sale	30,296	—	30,296	40,587	—	40,587
Total loans, net	$5,860,392	$1,127,852	$6,988,244	$5,540,192	$1,183,044	$6,723,236
During the six month period ended June 30, 2023, OFG transferred to loans held for investment $8.7 million of residential mortgage loans held for sale. During the six month period ended June 30, 2022, OFG transferred to loans held for investment $16.9 million and $1.1 million, respectively, of commercial and residential mortgage loans held for sale.
At June 30, 2023 and December 31, 2022, OFG had carrying balances of $70.6 million and $73.7 million, respectively, in loans held for investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present the aging of the amortized cost of loans held for investment at June 30, 2023 and December 31, 2022, by class of loans. Mortgage loans past due include $18.4 million and $32.6 million of delinquent loans in the Government National Mortgage Association (“GNMA”) buy-back option program at June 30, 2023 and December 31, 2022, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial
Commercial secured by real estate	$825	$274	$6,502	$7,601	$972,969	$980,570	$—
Other commercial and industrial	587	261	4,203	5,051	966,557	971,608	—
US commercial loans	—	9,721	6,270	15,991	653,341	669,332	—
	1,412	10,256	16,975	28,643	2,592,867	2,621,510	—
Mortgage	5,773	8,203	35,631	49,607	591,948	641,555	2,600
Consumer
Personal loans	4,595	2,709	2,163	9,467	531,508	540,975	—
Credit lines	75	26	64	165	11,147	11,312	—
Credit cards	440	290	611	1,341	39,220	40,561	—
Overdraft	53	—	—	53	221	274	—
	5,163	3,025	2,838	11,026	582,096	593,122	—
Auto loans and leases	84,881	32,356	13,130	130,367	1,993,709	2,124,076	—
Total loans	$97,229	$53,840	$68,574	$219,643	$5,760,620	$5,980,263	$2,600
As of June 30, 2023, total past due loans exclude $6.4 million of past due commercial loans held for sale.

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans held for investment on nonaccrual status as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial
Commercial secured by real estate	$6,012	$8,478	$14,490	$4,091	$17,098	$21,189
Other commercial and industrial	4,413	280	4,693	2,769	885	3,654
US commercial loans	24,005	—	24,005	9,589	—	9,589
	34,430	8,758	43,188	16,449	17,983	34,432
Mortgage	13,091	6,130	19,221	11,719	11,522	23,241
Consumer
Personal loans	1,940	292	2,232	1,950	379	2,329
Personal lines of credit	63	—	63	116	—	116
Credit cards	612	—	612	683	—	683
	2,615	292	2,907	2,749	379	3,128
Auto loans and leases	13,126	4	13,130	19,612	1	19,613
Total	$63,262	$15,184	$78,446	$50,529	$29,885	$80,414

PCD:
Commercial
Commercial secured by real estate	$2,547	$4,353	$6,900	$2,807	$6,084	$8,891
Other commercial and industrial	—	1,204	1,204	—	36	36
	2,547	5,557	8,104	2,807	6,120	8,927
Mortgage	256	—	256	259	—	259
Total	$2,803	$5,557	$8,360	$3,066	$6,120	$9,186
Total non-accrual loans	$66,065	$20,741	$86,806	$53,595	$36,005	$89,600
The determination of nonaccrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
As of June 30, 2023 and December 31, 2022, total commercial non-accrual loans exclude $14.3 million and $16.4 million of non-accrual commercial loans held for sale, respectively.
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
OFG offers various types of loan modifications to borrowers experiencing financial difficulty in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, interest or principal forbearance or forgiveness or any combination of these types of concessions.
On January 1, 2023, OFG adopted ASU 2022-02, which eliminated the recognition and measurement of TDRs and enhanced disclosures for loan restructurings for borrowers experiencing financial difficulty, using the prospective transition method.
At June 30, 2023, the amortized cost of modified loans excludes $5 thousand of accrued interest receivable. Accrued interest receivable on loans is included in the “accrued interest receivable” line in OFG’s consolidated statements of financial condition.
The following tables present the amortized cost basis as of June 30, 2023 of loans held for investment that were modified during the quarter and six month period ended June 30, 2023, disaggregated by class of financing receivable and type of concession granted.

	Quarter Ended June 30, 2023
	Term Extension
	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Commercial loans:
Commercial loans secured by real estate	$5,341	0.48%
Other commercial and industrial	147	0.01%
	5,488	0.20%
Mortgage	1,827	0.11%
Total	$7,315

	Quarter Ended June 30, 2023
	Combination - Term Extension and Interest Rate Reduction
	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Mortgage	417	0.03%
Consumer:
Personal loans	58	0.01%
Total	$475

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2023
	Combination - Term Extension and Principal Forgiveness/Forbearance
	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Commercial loans:
US commercial loans	$4,260	0.64%
Mortgage	431	0.03%
Total	$4,691

	Six-Month Period Ended June 30, 2023
	Term Extension
	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Commercial loans:
Commercial loans secured by real estate	$5,810	0.52%
Other commercial and industrial	147	0.01%
	5,957	0.21%
Mortgage	4,318	0.27%
Total	$10,275

	Six-Month Period Ended June 30, 2023
	Principal Forgiveness/Forbearance
	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Mortgage	$100	0.01%

	Six-Month Period Ended June 30, 2023
	Combination - Term Extension and Interest Rate Reduction
	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Mortgage	$602	0.02%
Consumer:
Personal loans	84	0.02%
Total	$686

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2023
	Combination - Term Extension and Principal Forgiveness/Forbearance
	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Commercial loans:
US commercial loans	$4,260	0.64%
Mortgage	431	0.03%
Total	$4,691

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
The following table presents the financial effect of the modifications granted to borrowers experiencing financial difficulty during the quarter and six month period ended June 30, 2023. The financial effect of the combined modifications is presented separately by type of modification.

	Quarter Ended June 30, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount
Commercial:
Commercial loans secured by real estate	—%	25	$—
US Commercial loans	—%	31	2,973
	—%	56	$2,973
Mortgage	1.86%	195	$20
Consumer:
Personal loans	1.25%	110	$—
During the quarter ended June 30, 2023, OFG granted a modification to a US commercial loan with unpaid principal balance of $8.9 million by extending its term and forgiving $4.6 million of its principal balance in exchange for the company's private stock with a fair value of $1.6 million. Subsequently, during July 2023, OFG granted a modification to another US commercial loan with unpaid principal balance of $4.4 million by forgiving all its unpaid principal balance in exchange for the company's private stock with a fair value of $279 thousand. This US commercial loan was already provisioned at June 30, 2023.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount
Commercial:
Commercial loans secured by real estate	—%	24	$—
US Commercial loans	—%	31	2,973
	—%	55	$2,973
Mortgage	2.04%	206	$24
Consumer:
Personal loans	2.50%	81	$—
The following table presents the amortized cost basis as of June 30, 2023 of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the prior six-months.

	Six-Month Period Ended June 30, 2023
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage	$—	$415	$—	$—	$415
A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower missed three consecutive monthly payments since modification. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for credit losses of loans.
OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents an aging of the loans held for investment that have been modified during the six month period ended June 30, 2023.

	June 30, 2023
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial
Commercial loans secured by real estate	$—	$—	$—	$—	$5,810	$5,810
Other commercial and industrial	—	—	—	—	147	147
US commercial loans	—	—	—	—	4,260	4,260
	—	—	—	—	10,217	10,217
Mortgage	—	122	415	537	4,914	5,451
Consumer
Personal loans	—	—	—	—	84	84
	—	—	—	—	84	84
Total	$—	$122	$415	$537	$15,215	$15,752

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At June 30, 2023, the total amortized cost of modified loans to borrowers experiencing financial difficulty includes $4.2 million of government-guaranteed loans (e.g., FHA/VA). There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at June 30, 2023.
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
The amount of outstanding commitments to lend additional funds to commercial borrowers whose terms were modified in TDRs amounted to $3.2 million at December 31, 2022.
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
At December 31, 2022, TDR mortgage loans included $43.5 million of government-guaranteed loans (e.g., FHA/VA).
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans were not included in the TDR tables.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Loan modifications that were considered TDR loans completed during the quarter and six-month period ended June 30, 2022:

	Quarter Ended June 30, 2022
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	36	4,333	4.58%	267	4,608	3.68%	344
Commercial	2	37,808	3.51%	133	37,808	3.61%	187
Consumer	1	9	20.95%	72	9	10.95%	72

	Six-Month Period Ended June 30, 2022
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	72	$9,033	4.55%	270	$9,471	3.57%	343
Commercial	4	38,703	3.56%	131	38,560	3.63%	184
Consumer	2	22	19.27%	79	22	10.95%	79
The following table presents troubled-debt restructurings for which there was a payment default during the twelve-months periods ended June 30, 2022:

	Twelve-month period ended June 30, 2022
	Number of Contracts	Recorded Investment

Mortgage	7	$800
Consumer	3	$47
As of June 30, 2023 and December 31, 2022, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $25.8 million and $14.9 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through the respective territory’s courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held for investment at June 30, 2023 and December 31, 2022, by class of loans.

	June 30,	December 31,
	2023	2022
	(In thousands)
Commercial loans secured by real estate	$9,945	$8,805
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
On January 1, 2023, OFG adopted ASU 2022-02 which requires public companies to include current year-to-date period gross charge-offs by year of origination as described in the tables below.
As of June 30, 2023 and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$40,469	$221,969	$174,336	$123,684	$99,681	$192,049	$54,543	$906,731
Special Mention	—	1,837	6,729	17,860	15,827	10,903	192	53,348
Substandard	—	411	1,714	644	2,738	14,111	527	20,145
Doubtful	—	—	—	—	—	15	331	346
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	40,469	224,217	182,779	142,188	118,246	217,078	55,593	980,570
Commercial secured by real estate:
Current-period gross charge-offs	—	—	80	—	94	67	—	241

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Other commercial and industrial:
Loan grade:
Pass	153,016	107,027	122,761	55,849	30,431	17,332	475,103	961,519
Special Mention	9	1,841	—	5,852	628	17	22	8,369
Substandard	—	124	1	256	331	213	756	1,681
Doubtful	—	—	—	—	—	—	39	39
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	153,025	108,992	122,762	61,957	31,390	17,562	475,920	971,608
Other commercial and industrial:
Current-period gross charge-offs	—	18	458	—	—	1,180	—	1,656
US commercial loans:
Loan grade:
Pass	74,370	60,598	85,047	45,864	31,545	17,685	306,777	621,886
Special Mention	—	7,854	—	—	—	—	—	7,854
Substandard	30	10,395	—	958	—	18,020	10,189	39,592
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total US commercial loans:	74,400	78,847	85,047	46,822	31,545	35,705	316,966	669,332
US commercial loans:
Current-period gross charge-offs	33	1,156	—	—	—	1,785	—	2,974
Total commercial loans	$267,894	$412,056	$390,588	$250,967	$181,181	$270,345	$848,479	$2,621,510
Total current-period gross charge-offs	$33	$1,174	$538	$—	$94	$3,032	$—	$4,871

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2022 and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans is as follows.

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
At June 30, 2023 and December 31, 2022, the balance of revolving loans converted to term loans was $79.4 million and $78.0 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost in mortgage and consumer loans held for investment based on payment activity as of June 30, 2023 and December 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$5,996	$19,898	$24,880	$16,182	$14,600	$532,399	$—	$613,955
Nonperforming	—	—	—	109	328	27,163	—	27,600
Total mortgage loans:	5,996	19,898	24,880	16,291	14,928	559,562	—	641,555
Mortgage:
Current-period gross charge-offs	—	—	—	—	—	392	—	392
Consumer:
Personal loans:
Payment performance:
Performing	161,223	232,481	87,578	24,773	22,131	10,557	—	538,743
Nonperforming	166	1,019	355	169	154	369	—	2,232
Total personal loans	161,389	233,500	87,933	24,942	22,285	10,926	—	540,975
Personal loans:
Current-period gross charge-offs	23	4,998	2,364	444	818	308	—	8,955
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	11,249	11,249
Nonperforming	—	—	—	—	—	—	63	63
Total credit lines	—	—	—	—	—	—	11,312	11,312
Credit lines:
Current-period gross charge-offs	—	—	—	—	—	—	214	214
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	39,949	39,949
Nonperforming	—	—	—	—	—	—	612	612
Total credit cards	—	—	—	—	—	—	40,561	40,561
Credit cards:
Current-period gross charge-offs	—	—	—	—	—	—	1,486	1,486
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	274	274
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	274	274
Overdrafts:
Current-period gross charge-offs	—	—	—	—	—	—	303	303

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Total consumer loans	161,389	233,500	87,933	24,942	22,285	10,926	52,147	593,122
Total consumer current-period gross charge-offs	23	4,998	2,364	444	818	308	2,003	10,958
Total mortgage and consumer loans	$167,385	$253,398	$112,813	$41,233	$37,213	$570,488	$52,147	$1,234,677
Total mortgage and consumer current-period gross charge-offs	$23	$4,998	$2,364	$444	$818	$700	$2,003	$11,350

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$18,700	$25,274	$16,175	$15,457	$16,790	$549,885	$—	$642,281
Nonperforming	—	—	110	574	241	32,587	—	33,512
Total mortgage loans:	18,700	25,274	16,285	16,031	17,031	582,472	—	675,793
Consumer:
Personal loans:
Payment performance:
Performing	284,183	112,591	31,876	31,850	12,022	5,768	—	478,290
Nonperforming	831	661	111	300	81	346	—	2,330
Total personal loans	285,014	113,252	31,987	32,150	12,103	6,114	—	480,620
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	12,710	12,710
Nonperforming	—	—	—	—	—	—	116	116
Total credit lines	—	—	—	—	—	—	12,826	12,826
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	42,189	42,189
Nonperforming	—	—	—	—	—	—	683	683
Total credit cards	—	—	—	—	—	—	42,872	42,872
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	301	301
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	301	301
Total consumer loans	285,014	113,252	31,987	32,150	12,103	6,114	55,999	536,619
Total mortgage and consumer loans	$303,714	$138,526	$48,272	$48,181	$29,134	$588,586	$55,999	$1,212,412
At June 30, 2023 and December 31, 2022, there were no revolving loans that converted to term loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans and leases based on FICO score. The following tables present the amortized cost in auto loans and leases held for investment based on their most recent FICO score as of June 30, 2023 and December 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Auto loans and leases:
FICO score:
1-660	79,226	202,606	133,141	65,096	48,918	55,603	584,590
661-699	86,433	145,405	72,453	32,591	24,416	23,826	385,124
700+	234,111	354,101	210,260	123,846	111,118	94,364	1,127,800
No FICO	3,031	7,444	5,414	3,045	4,851	2,777	26,562
Total auto loans and leases:	$402,801	$709,556	$421,268	$224,578	$189,303	$176,570	$2,124,076
Auto loans and leases:
Current-period gross charge-offs	$94	$7,666	$5,245	$2,039	$1,795	$1,809	$18,648

	Term Loans Amortized Cost Basis by Origination Year						Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Auto loans and leases:
FICO score:
1-660	178,426	143,926	72,148	58,069	44,156	31,980	528,705
661-699	171,723	93,359	42,388	31,033	21,283	13,518	373,304
700+	375,845	235,743	144,783	135,517	88,597	47,499	1,027,984
No FICO	7,766	6,553	3,741	5,873	3,008	1,323	28,264
Total auto loans and leases	$733,760	$479,581	$263,060	$230,492	$157,044	$94,320	$1,958,257
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the tables above.
As of June 30, 2023 and December 31, 2022, accrued interest receivable on loans totaled $58.6 million and $58.1 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to “Note 10 – Accrued Interest Receivable and Other Assets” for more information on accrued interest receivable on loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
OFG measures its allowance for credit losses based on management’s best estimate of lifetime expected credit losses inherent in OFG’s relevant financial assets. The ACL is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. For more information on OFG’s credit loss accounting policies, including the allowance for credit losses, see “Note 1 – Summary of Significant Accounting Policies” included in OFG’s 2022 Form 10-K.
At June 30, 2023, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the US loan segment that was updated to use a higher probability level in the moderate recessionary scenario. In addition, the ACL at June 30, 2023 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as the evolution of risk ratings applied to the commercial loans and collateral changes in real estate portfolios. There are still many unknown variables, including the results of the government’s fiscal and monetary actions resulting from the effect of inflation and geopolitical tension.

As of June 30, 2023, the allowance for credit losses increased by $7.3 million when compared to December 31, 2022. The provision for credit losses for the six month period ended June 30, 2023 reflected a provision of $12.5 million related to the growth in loan balances, a provision of $13.5 million related to commercial-specific loan reserves, mainly in the US commercial loan portfolio, and $1.0 million associated with qualitative adjustments. The increases to the provision were partially offset by releases of $3.1 million for changes in the economic and loss rate models.

The net charge-offs for the six month period ended June 30, 2023, amounted to $16.7 million, an increase of $11.6 million when compared to the same period of 2022. The increase is mainly due to increases of $6.0 million in commercial loans, $3.8 million in consumer loans, and $2.1 million in mortgage loans, offset by a decrease of $392 thousand in auto loans and leases.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the activity in OFG’s allowance for credit losses by segment for the quarters and six month periods ended June 30, 2023 and 2022:

	Quarter Ended June 30, 2023
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$37,774	$9,083	$24,664	$69,864	$141,385
Provision for (recapture of) credit losses	14,089	(556)	4,517	(1,800)	16,250
Charge-offs	(3,496)	(191)	(5,518)	(9,169)	(18,374)
Recoveries	237	334	2,003	8,332	10,906
Balance at end of period	$48,604	$8,670	$25,666	$67,227	$150,167
PCD:
Balance at beginning of period	$1,693	$8,717	$12	$77	$10,499
(Recapture of) provision for credit losses	(604)	(679)	78	(401)	(1,606)
Charge-offs	—	(1)	(124)	(34)	(159)
Recoveries	319	260	42	401	1,022
Balance at end of period	$1,408	$8,297	$8	$43	$9,756
Total allowance for credit losses at end of period	$50,012	$16,967	$25,674	$67,270	$159,923

	Six Month Period Ended June 30, 2023
	Commercial	Mortgage	Consumer	Auto loans and leases	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$39,158	$9,571	$23,264	$69,848	$141,841
Provision for (recapture of) credit losses	13,754	(1,059)	10,491	1,096	24,282
Charge-offs	(4,871)	(392)	(10,958)	(18,648)	(34,869)
Recoveries	563	550	2,869	14,931	18,913
Balance at end of period	$48,604	$8,670	$25,666	$67,227	$150,167
PCD:
Balance at beginning of period	$1,388	$9,359	$14	$71	$10,832
Provision for (recapture of) credit losses	1,316	(1,493)	278	(408)	(307)
Charge-offs	(2,104)	(76)	(337)	(121)	(2,638)
Recoveries	808	507	53	501	1,869
Balance at end of period	$1,408	$8,297	$8	$43	$9,756
Total allowance for credit losses at end of period	$50,012	$16,967	$25,674	$67,270	$159,923

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2022
	Commercial	Mortgage	Consumer	Auto and Leasing	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$37,097	$14,952	$21,100	$64,195	$137,344
Provision for (recapture of) credit losses	7,368	(3,122)	4,521	3,535	12,302
Charge-offs	(2,907)	(259)	(3,307)	(6,428)	(12,901)
Recoveries	456	335	795	5,565	7,151
Balance at end of period	$42,014	$11,906	$23,109	$66,867	$143,896
PCD:
Balance at beginning of period	$3,622	$15,881	$31	$197	$19,731
Recapture of credit losses	(1,444)	(4,183)	(16)	(152)	(5,795)
Charge-offs	—	(183)	(8)	(75)	(266)
Recoveries	249	1,026	13	185	1,473
Balance at end of period	$2,427	$12,541	$20	$155	$15,143
Total allowance for credit losses at end of period	$44,441	$24,447	$23,129	$67,022	$159,039

	Six-Month Period Ended June 30, 2022
	Commercial	Mortgage	Consumer	Auto loans and leases	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$32,262	$15,299	$19,141	$65,363	$132,065
Provision for (recapture of) credit losses	12,555	(5,540)	8,484	5,366	20,865
Charge-offs	(3,451)	(262)	(5,966)	(14,318)	(23,997)
Recoveries	648	2,409	1,450	10,456	14,963
Balance at end of period	$42,014	$11,906	$23,109	$66,867	$143,896
PCD:
Balance at beginning of period	$4,508	$19,018	$34	$312	$23,872
Recapture of credit losses	(5,319)	(7,031)	(3)	(290)	(12,643)
Charge-offs	(34)	(1,317)	(47)	(189)	(1,587)
Recoveries	3,272	1,871	36	322	5,501
Balance at end of period	$2,427	$12,541	$20	$155	$15,143
Total allowance for credit losses at end of period	$44,441	$24,447	$23,129	$67,022	$159,039

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for the quarters and six month periods ended June 30, 2023 and 2022:

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$9,250	$15,297	$11,214	$15,039
Additions	3,196	2,549	4,634	5,729
Sales	(3,072)	(4,140)	(6,653)	(7,947)
Decline in value	(272)	(219)	(400)	(414)
Other adjustments	1,537	1,574	1,844	2,654
Balance at end of period	$10,639	$15,061	$10,639	$15,061

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
At June 30, 2023, the fair value of mortgage servicing rights was $50.0 million ($50.9 million — December 31, 2022).
The following table presents the changes in servicing rights measured using the fair value method for the quarters and six month periods ended June 30, 2023 and 2022:

	Quarter Ended June 30,		Six Month Period Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Fair value at beginning of period	$49,345	$49,446	$50,921	$48,973
Servicing from mortgage securitization or asset transfers	791	1,150	1,365	2,269
Changes due to payments on loans	(1,085)	(1,478)	(2,150)	(2,977)
Changes in fair value due to changes in valuation model inputs or assumptions	915	162	(170)	1,015
Fair value at end of period	$49,966	$49,280	$49,966	$49,280
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of June 30, 2023 and 2022:

	Six-Month Period Ended June 30,
	2023	2022
Constant prepayment rate	3.49% - 21.68%	3.60% - 22.71%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	June 30,	December 31,
	2023	2022
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$49,966	$50,921
Weighted average life (in years)	7.6	7.8
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(947)	$(956)
Decrease in fair value due to 20% adverse change	$(1,862)	$(1,880)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,177)	$(2,265)
Decrease in fair value due to 20% adverse change	$(4,190)	$(4,356)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing fees on mortgage loans for the quarters ended June 30, 2023 and 2022 totaled $4.8 million and $5.2 million, respectively. Servicing fees on mortgage loans for the six month periods ended June 30, 2023 and 2022 totaled $9.8 million and $10.2 million, respectively.
NOTE 8 — DERIVATIVES

OFG’s overall interest rate risk-management strategy incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Derivative instruments that are used as part of OFG’s interest rate risk-management strategy include interest rate swaps and caps.

As of June 30, 2023 and December 31, 2022, the notional amount of derivative contracts outstanding was $25.6 million and $26.6 million, respectively. The gross fair value of derivative asset was $120 thousand and $406 thousand, respectively, and included in other assets in the consolidated statement of financial condition. The gross fair value of derivatives liabilities was zero for both periods. The impact of master netting agreements was not material. As of June 30, 2023 and December 31, 2022, derivative and hedging activities were not material.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to “Note 23 – Business Segments” for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2022	$84,063	$178	$—	$84,241
June 30, 2023	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill during the quarters and six month periods ended June 30, 2023 and 2022. There were no accumulated impairment losses at June 30, 2023 and December 31, 2022.
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
OFG performed its annual impairment review of goodwill during the fourth quarter of 2022 using October 31, 2022 as the annual evaluation date and concluded that there was no impairment at December 31, 2022. During the six month period ended June 30, 2023, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at June 30, 2023.
The following table reflects the components of other intangible assets subject to amortization at June 30, 2023 and December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
June 30, 2023
Core deposit intangibles	$41,507	$23,018	$18,489
Customer relationship intangibles	12,693	7,039	5,654
Total other intangible assets	$54,200	$30,057	$24,143
December 31, 2022
Core deposit intangibles	$41,507	$20,376	$21,131
Customer relationship intangibles	12,693	6,231	6,462
Total other intangible assets	$54,200	$26,607	$27,593

In connection with previous acquisitions, OFG recorded a core deposit intangible representing the value of checking and savings deposits acquired. In addition, OFG recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisitions of insurance agencies. During the six month period ended June 30, 2023, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at June 30, 2023.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended June 30, 2023 and 2022 was $1.7 million and $2.2 million, respectively. Amortization of other intangible assets for the six month periods ended June 30, 2023 and 2022, was $3.4 million and $4.3 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2023	$6,898
2024	5,913
2025	4,927
2026	3,942
2027	2,956
Thereafter	2,957

NOTE 10 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at June 30, 2023 and December 31, 2022 consists of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Loans	$58,638	$58,144
Investments	4,719	4,258
	$63,357	$62,402
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $20.6 million at June 30, 2023, of which $19.6 million corresponded to loans in current status. Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral program amounted to $21.8 million at December 31, 2022, of which $20.7 million corresponded to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At June 30, 2023 and December 31, 2022, the allowance for credit losses for accrued interest receivable for loans that participated in moratorium programs amounted to $136 thousand and $144 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Prepaid expenses	$68,346	$54,875
Other repossessed assets	4,004	4,617
Accounts receivable and other assets	54,160	61,420
	$126,510	$120,912
Prepaid expenses amounting to $68.3 million at June 30, 2023, include prepaid municipal, property and income taxes aggregating to $59.8 million. At December 31, 2022 prepaid expenses amounted to $54.9 million, including prepaid municipal, property and income taxes aggregating to $47.2 million.
Other repossessed assets totaled $4.0 million and $4.6 million at June 30, 2023 and December 31, 2022, respectively, and consist of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11— DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Non-interest-bearing demand deposits	$2,559,576	$2,630,458
Interest-bearing savings and demand deposits	4,671,271	4,774,265
Retail certificates of deposit	1,064,766	979,545
Institutional certificates of deposit	242,413	172,725
Total core deposits	8,538,026	8,556,993
Brokered deposits	—	11,371
Total deposits	$8,538,026	$8,568,364
At June 30, 2023 and December 31, 2022, the aggregate amount of uninsured deposits was $3.655 billion and $3.498 billion, respectively.
The weighted average interest rate of OFG’s deposits was 0.61% and 0.41%, respectively, at June 30, 2023 and December 31, 2022. Interest expense for the quarters and six month periods ended June 30, 2023 and 2022 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2023	2022	2023	2022
			(In thousands)
Demand and savings deposits	$10,423	$5,101	$19,092	$10,077
Certificates of deposit	5,493	1,843	9,321	3,908
	$15,916	$6,944	$28,413	$13,985
At June 30, 2023 and December 31, 2022, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $568.8 million and $384.4 million, respectively.
At June 30, 2023 and December 31, 2022, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $361.0 million and $284.2 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $394.5 million and $367.3 million at June 30, 2023 and December 31, 2022, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $981 thousand and $682 thousand, the scheduled maturities of certificates of deposit at June 30, 2023 and December 31, 2022 are as follows:

June 30, 2023
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$187,529	$15,557
Over 3 months through 6 months	156,305	48,541
Over 6 months through 1 year	317,407	83,665
	661,241	147,763
Over 1 through 2 years	436,645	181,660
Over 2 through 3 years	126,491	17,268
Over 3 through 4 years	33,355	3,839
Over 4 through 5 years	47,128	2,286
Over 5 years	1,338	—
	$1,306,198	$352,816

December 31, 2022
	Period-end amount	Uninsured amount
	(In thousands)

Within one year:
Three months or less	$238,776	$29,503
Over 3 months through 6 months	152,940	18,238
Over 6 months through 1 year	262,976	59,093
	654,692	106,834
Over 1 through 2 years	279,034	64,109
Over 2 through 3 years	136,732	26,481
Over 3 through 4 years	51,505	8,276
Over 4 through 5 years	39,888	2,230
Over 5 years	1,108	—
	$1,162,959	$207,930
The tables of scheduled maturities of certificates of deposits above includes individual retirement accounts and, for the December 31, 2022 period-end, brokered deposits.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $542 thousand and $495 thousand as of June 30, 2023 and December 31, 2022, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 12— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2023 and December 31, 2022, these advances were secured by mortgage and commercial loans amounting to $937.9 million and $951.1 million, respectively. Also, at June 30, 2023 and December 31, 2022, OFG had an additional borrowing capacity with the FHLB of $431.0 million and $628.1 million, respectively. At June 30, 2023 and December 31, 2022, the weighted average remaining maturity of FHLB advances was 1.7 years and 3 days, respectively. The original terms of the outstanding short-term and long-term advances at June 30, 2023 are 1 month and 2 years, respectively.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $861 thousand and $103 thousand at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 5.54% (December 31, 2022 - 4.46%)	$25,646	$26,613
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.52%	200,000	—
	$225,646	$26,613
Advances from FHLB mature as follows:

	June 30,	December 31,
	2023	2022
	(In thousands)
Under 90 days	$25,646	$26,613
Over one to three years	200,000	—
	$225,646	$26,613
NOTE 13 — INCOME TAXES
OFG is subject to the provisions of the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”). The PR Code imposes a maximum statutory corporate tax rate of 37.5%. OFG has operations in the U.S. through its wholly owned subsidiaries OPC, OFG Ventures, and OFG USA LLC (“OFG USA”), which is a direct subsidiary of the Bank, and has two branches in the USVI. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OPC is subject to Florida state taxes, OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, OFG’s wholly owned subsidiary, OFG Reinsurance Ltd., is tax exempt in Grand Cayman. Effective December 30, 2022, OFG sold its pension plan administration operations in OPC and thereafter OPC ceased its operations.
As of June 30, 2023 and December 31, 2022, OFG’s net deferred tax asset, net of a valuation allowance of $8.4 million and $9.1 million, respectively, amounted to $20.3 million and $55.5 million, respectively. The decrease in valuation allowance of $695 thousand was mainly related to OFG’s operations at the holding company level. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
existing valuation allowances, at June 30, 2023. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the six month periods ended June 30, 2023 and 2022 of 30.9% and 31.3%, respectively, the decrease is mainly related to an exempt income and a discrete tax windfall on stock options recognized during the period. The expected ETR for 2023 is 31.4%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the ETR if realized. At June 30, 2023, the amount of unrecognized tax benefits was $901 thousand (December 31, 2022 - $867 thousand).
Income tax expense for the quarters ended June 30, 2023 and 2022 was $21.6 million and $18.9 million, respectively. Income tax expense for the six month periods ended June 30, 2023 and 2022, was $40.5 million and $35.5 million, respectively.
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
As of June 30, 2023 and December 31, 2022, OFG and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2023 and December 31, 2022, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of June 30, 2023 and December 31, 2022 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of June 30, 2023
Total capital to risk-weighted assets	$1,183,793	15.29%	$813,008	10.50%	$774,293	10.00%
Tier 1 capital to risk-weighted assets	$1,086,587	14.03%	$658,149	8.50%	$619,435	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,086,587	14.03%	$542,005	7.00%	$503,291	6.50%
Tier 1 capital to average total assets	$1,086,587	10.85%	$400,453	4.00%	$500,566	5.00%
As of December 31, 2022
Total capital to risk-weighted assets	$1,132,658	14.89%	$798,574	10.50%	$760,547	10.00%
Tier 1 capital to risk-weighted assets	$1,037,385	13.64%	$646,465	8.50%	$608,437	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,037,385	13.64%	$532,383	7.00%	$494,355	6.50%
Tier 1 capital to average total assets	$1,037,385	10.36%	$400,445	4.00%	$500,557	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2023
Total capital to risk-weighted assets	$1,094,407	14.22%	$808,074	10.50%	$769,594	10.00%
Tier 1 capital to risk-weighted assets	$997,781	12.97%	$654,155	8.50%	$615,676	8.00%
Common equity tier 1 capital to risk-weighted assets	$997,781	12.97%	$538,716	7.00%	$500,236	6.50%
Tier 1 capital to average total assets	$997,781	10.07%	$396,512	4.00%	$495,640	5.00%
As of December 31, 2022
Total capital to risk-weighted assets	$1,028,126	13.61%	$793,124	10.50%	$755,356	10.00%
Tier 1 capital to risk-weighted assets	$933,494	12.36%	$642,053	8.50%	$604,285	8.00%
Common equity tier 1 capital to risk-weighted assets	$933,494	12.36%	$528,749	7.00%	$490,981	6.50%
Tier 1 capital to average total assets	$933,494	9.42%	$396,525	4.00%	$495,656	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 15 – STOCKHOLDERS’ EQUITY
Common Stock
At both June 30, 2023 and December 31, 2022, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both June 30, 2023 and December 31, 2022, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At June 30, 2023 and December 31, 2022, the Bank’s legal surplus amounted to $142.6 million and $133.9 million, respectively. During the six month period ended June 30, 2023, OFG transferred $8.7 million to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During the six month period ended June 30, 2023, OFG repurchased 670,099 shares for a total of $16.5 million at an average price of $24.57 per share. During the six month period ended June 30, 2022, OFG repurchased 2,351,868 shares for a total of $64.1 million, at an average price of $27.04 per share.
At June 30, 2023, the number of shares that may yet be purchased under the $100 million program is estimated at 744,745 and was calculated by dividing the remaining balance of $19.4 million by $26.08 (closing price of OFG’s common stock at June 30, 2023).
OFG did not repurchase any shares of its common stock during the six month periods ended June 30, 2023 and 2022, other than through its publicly announced stock repurchase program.
The activity in connection with common shares held in treasury by OFG for the six month periods ended June 30, 2023 and 2022 is set forth below:

	Six-Month Period Ended June 30,
	2023		2022
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	12,303,859	$211,135	10,248,882	$150,572
Common shares used upon lapse of restricted stock units and options	(164,911)	(1,372)	(269,239)	(3,544)
Common shares repurchased as part of the stock repurchase programs	670,099	16,467	2,351,868	64,110
End of period	12,809,047	$226,230	12,331,511	$211,138

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of June 30, 2023 and December 31, 2022 consisted of:

	June 30,	December 31,
	2023	2022
	(In thousands)
Unrealized loss on securities available-for-sale	$(105,304)	$(110,036)
Income tax effect of unrealized loss on securities available-for-sale	15,665	16,373
Net unrealized loss on securities available-for-sale	(89,639)	(93,663)
Unrealized gain on cash flow hedges	120	406
Income tax effect of unrealized gain on cash flow hedges	(45)	(152)
Net unrealized gain on cash flow hedges	75	254
Accumulated other comprehensive loss, net of income taxes	$(89,564)	$(93,409)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for the quarters and six month periods ended June 30, 2023 and 2022:

	Quarter Ended June 30, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(78,512)	$172	$(78,340)
Other comprehensive loss before reclassifications	(9,980)	(2,525)	(12,505)
Amounts reclassified out of accumulated other comprehensive loss	(1,147)	2,428	1,281
Other comprehensive loss	(11,127)	(97)	(11,224)
Ending balance	$(89,639)	$75	$(89,564)

	Six-Month Period Ended June 30, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(93,663)	$254	$(93,409)
Other comprehensive income (loss) before reclassifications	5,169	(3,198)	1,971
Amounts reclassified out of accumulated other comprehensive (loss) income	(1,145)	3,019	1,874
Other comprehensive income (loss)	4,024	(179)	3,845
Ending balance	$(89,639)	$75	$(89,564)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(20,522)	$(116)	$(20,638)
Other comprehensive (loss) income before reclassifications	(29,086)	36	(29,050)
Amounts reclassified out of accumulated other comprehensive income	2	184	186
Other comprehensive (loss) income	(29,084)	220	(28,864)
Ending balance	$(49,606)	$104	$(49,502)

	Six-Month Period Ended June 30, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$5,663	$(503)	$5,160
Other comprehensive (loss) income before reclassifications	(55,273)	230	(55,043)
Amounts reclassified out of accumulated other comprehensive income	4	377	381
Other comprehensive (loss) income	(55,269)	607	(54,662)
Ending balance	$(49,606)	$104	$(49,502)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and six month periods ended June 30, 2023 and 2022:

	Amount reclassified out of accumulated other comprehensive loss Quarter Ended June 30,		Affected Line Item in Consolidated Statement of Operations

	2023	2022
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$2,428	$184	Net interest expense
Available-for-sale securities:
Loss on sale of investments	(1,149)	—	Net loss on sale of securities
Tax effect from changes in tax rates	2	2	Income tax expense
	$1,281	$186

			Affected Line Item in Consolidated Statement of Operations
	Amount reclassified out of accumulated other comprehensive loss Six-Month Period Ended June 30,

	2023	2022
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$3,019	$377	Net interest expense
Available-for-sale securities:
Loss on sale of investments	(1,149)	—	Net loss on sale of securities
Tax effect from changes in tax rates	4	4	Income tax expense
	$1,874	$381

NOTE 17 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters and six month periods ended June 30, 2023 and 2022 is as follows:

	Quarter Ended June 30,		Six-Month Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Income available to common shareholders	$44,173	$40,432	$90,402	$77,953

Average common shares outstanding	47,266	48,053	47,432	48,508
Effect of dilutive securities:
Average potential common shares-options	224	336	284	425
Total weighted average common shares outstanding and equivalents	47,490	48,389	47,716	48,933
Earnings per common share - basic	$0.93	$0.84	$1.91	$1.61
Earnings per common share - diluted	$0.93	$0.84	$1.89	$1.59
For the quarters ended June 30, 2023 and 2022, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to 147,878 and 1,292, respectively. For the six month periods

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
ended June 30, 2023 and 2022, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to 128,681 and 1,138, respectively.
During the first quarter of 2023, OFG increased its quarterly common stock cash dividend to $0.22 per share from $0.20 per share at December 31, 2022.
NOTE 18 – GUARANTEES
At both June 30, 2023 and December 31, 2022, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $24.9 million.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to FHLMC's, GNMA's, and FNMA's residential mortgage loan sales and securitization programs. On May 1, 2023, OFG and a third-party servicer terminated a subservicing agreement by mutual agreement pursuant to which OFG transferred the servicing of a portion of the subserviced loans to the third-party servicer, eliminating the recourse provisions to that program.
At June 30, 2023 and December 31, 2022, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under FHLMC's and FNMA's residential mortgage loan sales programs was $103.5 million and $110.9 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At June 30, 2023, OFG's liability for estimated credit losses related to loans sold with credit recourse amounted to $150 thousand (December 31, 2022– $147 thousand).
The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and six month periods ended June 30, 2023 and 2022:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$141	$294	$147	$205
Net recoveries (charge-offs/terminations)	9	(120)	3	(31)
Balance at end of period	$150	$174	$150	$174
The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case OFG is obligated to repurchase the loan.
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended June 30, 2023 and 2022, OFG repurchased $545 thousand and $711 thousand, respectively, in mortgage loans. During the six month periods ended June 30, 2023 and 2022, OFG repurchased $610 thousand and $1.4 million, respectively, in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended June 30, 2023, OFG repurchased $4.2 million (June 30, 2022 – $7.5 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to the credit recourse provision. During the six month period ended June 30, 2023, OFG repurchased $6.4 million (June 30, 2022 –$15.3 million)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
of unpaid principal balance in mortgage loans, excluding mortgage loans subject to such credit recourse provision. At June 30, 2023 and December 31, 2022, OFG had a $1.0 million and a $1.4 million liability, respectively, for the estimated credit losses related to these loans.
During the quarters ended June 30, 2023 and 2022, OFG recognized $141 thousand and $21 thousand in gains, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $372 thousand and $53 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the six month periods ended June 30, 2023 and 2022, OFG recognized $147 thousand and $121 thousand, respectively, in gains from the repurchase of residential mortgage loans sold subject to credit recourse, and $121 thousand and $51 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At June 30, 2023, OFG serviced $5.6 billion (December 31, 2022 - $5.8 billion) in mortgage loans for third parties. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At June 30, 2023, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $7.1 million (December 31, 2022 - $7.8 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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
Credit-related financial instruments at June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
	(In thousands)
Commitments to extend credit	$1,281,775	$1,403,118
Commercial letters of credit	344	1,082
Commitments to extend credit represent agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
collateral obtained, if it is deemed necessary by OFG upon the extension of credit, is based on management’s credit evaluation of the counterparty.
At June 30, 2023 and December 31, 2022, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2023 and December 31, 2022, is as follows:

	June 30,	December 31,
	2023	2022
	(In thousands)
Standby letters of credit and financial guarantees	$24,892	$24,749
Loans sold with recourse	103,524	110,891
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
At June 30, 2023 and December 31, 2022, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $1.3 million and $734 thousand, respectively, and is included in other liabilities in the statement of financial condition.
At June 30, 2023 and December 31, 2022, OFG maintained other non-credit commitments amounting to $21.7 million and $21.5 million, respectively, primarily for the acquisition of equity securities. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and require to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At June 30, 2023 and December 31, 2022, OFG had commitments for capital expenditures in technology amounting to $7.0 million and $8.6 million, respectively.
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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
expense. At June 30, 2023 and December 31, 2022, this accrued liability amounted to $1.3 million and $2.4 million, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
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
Operating Lease Cost

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2023	2022	2023	2022	Statement of Operations Classification
	(In thousands)
Lease costs	$2,608	$2,663	$5,208	$5,218	Occupancy and equipment
Variable lease costs	347	285	687	832	Occupancy and equipment
Short-term lease cost	148	282	305	537	Occupancy and equipment
Lease income	(17)	(53)	(54)	(129)	Occupancy and equipment
Total lease cost	$3,086	$3,177	$6,146	$6,458
Operating Lease Assets and Liabilities

	June 30,	December 31,
	2023	2022	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$21,840	$25,363	Operating lease right-of-use assets
Lease Liabilities	$24,031	$27,370	Operating leases liabilities

	June 30,	December 31,
	2023	2022
	(In thousands)
Weighted-average remaining lease term	4.9 years	5.1 years
Weighted-average discount rate	6.9%	6.8%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2023 were as follows:

Minimum Rent
As of June 30, 2023	(In thousands)
2024	$4,676
2025	7,402
2026	5,244
2027	3,199
2028	2,377
Thereafter	5,773
Total lease payments	$28,671
Less imputed interest	4,640
Present value of lease liabilities	$24,031
OFG, as lessor, leases and subleases real property to tenants under operating leases. As of June 30, 2023, no material lease concessions have been granted to tenants. As of June 30, 2023, OFG, as lessee, has not requested any lease concessions.
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
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	June 30, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$748	$1,140,677	$420	$1,141,845
Trading securities	—	13	—	13
Money market investments	3,427	—	—	3,427
Derivative assets	—	120	—	120
Servicing assets	—	—	49,966	49,966
	$4,175	$1,140,810	$50,386	$1,195,371
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$9,945	$9,945
Foreclosed real estate	—	—	10,639	10,639
Other repossessed assets	—	—	4,004	4,004
Mortgage loans held for sale	—	—	11,397	11,397
Other loans held for sale	$—	$—	$18,899	18,899
	$—	$—	$54,884	$54,884

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The fair value information included in the tables above for non-recurring fair value measurements is not as of period-end. Instead, it is as of the date that the fair value measurement was recorded during the periods ended June 30, 2023 and December 31, 2022, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended June 30, 2023 and 2022:
Level 3 Instruments Only

	Quarter Ended June 30,
	2023			2022
	Other debt securities available for sale	Servicing Assets	Total	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning period	$413	$49,345	$49,758	$1,554	$49,446	$51,000
New instruments acquired	—	791	791	—	1,150	1,150
Principal repayments and amortization	—	(1,085)	(1,085)	—	(1,478)	(1,478)
Gains included in earnings		915	915	—	162	162
Gains included in other comprehensive income	7	—	7	27	—	27
Balance at end of period	$420	$49,966	$50,386	$1,581	$49,280	$50,861

	Six-Month Period Ended June 30,
	2023			2022
	Other debt securities available for sale	Servicing Assets	Total	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning period	$406	$50,921	$51,327	$1,530	$48,973	$50,503
New instruments acquired	—	1,365	1,365	—	2,269	2,269
Principal repayments and amortization	—	(2,150)	(2,150)	—	(2,977)	(2,977)
(Losses) gains included in earnings	—	(170)	(170)	—	1,015	1,015
Gains included in other comprehensive income	14	—	14	51	—	51
Balance at end of period	$420	$49,966	$50,386	$1,581	$49,280	$50,861

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarters and six month periods ended June 30, 2023 and 2022.
Servicing assets gains (losses) included in earnings during the quarters and six month periods ended June 30, 2023 and 2022 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 7 – Servicing Assets.
During the quarters and six month periods ended June 30, 2023 and 2022, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.
The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$420	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.15% - 2.12%	0.15%
			Recovery Rate	34.73%	34.73%

Servicing assets	$49,966	Cash flow valuation	Constant prepayment rate	3.49% - 21.68%	5.88%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$9,945	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	16.81%

Foreclosed real estate	$10,639	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	11.40%

Other repossessed assets	$4,004	Fair value of property or collateral	Estimated net realizable value less disposition costs	29.00% - 78.00%	63.87%

Mortgage loans held for sale	$11,397	Fair value of property	Estimated net realizable value	94.26% - 101.44%	98.31%

Other loans held for sale	$18,899	Bids or sales contract prices	Estimated market value	100.00% - 103.20%	100.80%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$406	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.15% - 2.12%	0.15%
			Recovery Rate	34.73%	34.73%

Servicing assets	$50,921	Cash flow valuation	Constant prepayment rate	3.43% - 21.20%	5.66%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$8,805	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 51.20%	17.11%

Foreclosed real estate	$11,214	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	11.81%

Other repossessed assets	$4,617	Fair value of property or collateral	Estimated net realizable value less disposition costs	22.00% - 80.00%	58.49%

Mortgage loans held for sale	$19,499	Fair value of property	Estimated net realizable value	83.25% - 102.43%	71.86%

Other loans held for sale	$21,088	Bids or sales contract prices	Estimated market value	100.00% - 103.20%	74.65%
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
The estimated fair value and carrying value of OFG’s financial instruments at June 30, 2023 and December 31, 2022 was as follows:

	June 30,		December 31,
	2023		2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$798,973	$798,973	$550,307	$550,307
Restricted cash	$—	$—	$157	$157
Investment securities available-for-sale	$748	$748	$309,133	$309,133
Level 2
Financial Assets:
Trading securities	$13	$13	$9	$9
Investment securities available-for-sale	$1,140,677	$1,140,677	$1,103,237	$1,103,237
Investment securities held-to-maturity	$461,378	$525,413	$469,186	$535,070
Federal Home Loan Bank (FHLB) stock	$15,642	$15,642	$6,005	$6,005
Equity securities	$20,304	$20,304	$17,662	$17,662
Derivative assets	$120	$120	$406	$406
Level 3
Financial Assets:
Investment securities available for sale	$420	$420	$406	$406
Total loans (including loans held-for-sale)	$6,782,477	$6,988,244	$6,467,878	$6,723,236
Accrued interest receivable	$63,357	$63,357	$62,402	$62,402
Servicing assets	$49,966	$49,966	$50,921	$50,921
Accounts receivable and other assets	$54,040	$54,040	$61,014	$61,014
Financial Liabilities:
Deposits	$8,537,018	$8,538,026	$8,556,300	$8,568,364
Advances from FHLB	$223,434	$226,507	$26,716	$26,716
Other borrowings	$—	$—	$318	$318
Accrued expenses and other liabilities	$107,287	$107,287	$124,999	$124,999

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2023 and December 31, 2022:
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters and six month periods ended June 30, 2023 and 2022:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Banking service revenues:
Electronic banking fees	$13,603	$14,080	$26,969	$27,174
Checking accounts fees	2,184	2,225	4,404	4,370
Savings accounts fees	327	326	660	605
Credit life commissions	119	291	224	595
Branch service commissions	324	300	746	660
Servicing and other loan fees	702	669	1,584	1,806
International fees	179	246	362	485
Miscellaneous income	2	4	4	8
Total banking service revenues	17,440	18,141	34,953	35,703

Wealth management revenue:
Insurance income	4,169	3,818	7,539	6,852
Broker fees	1,797	1,714	3,580	3,603
Trust fees	2,228	2,566	4,152	5,307
Retirement plan and administration fees	—	172	43	365
Total wealth management revenue	8,194	8,270	15,314	16,127

Mortgage banking activities:
Net servicing fees	4,650	3,839	7,493	8,202
Net gains on sale of mortgage loans and valuation	790	993	1,559	2,308
Net (loss) gain on repurchased loans and other	(215)	(29)	71	75
Total mortgage banking activities	5,225	4,803	9,123	10,585
Total banking and financial service revenues	$30,859	$31,214	$59,390	$62,415
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
Retirement plan and administration fees are revenues related to the payment received from the clients of OPC for assistance with the planning, design and administration of retirement plans, acting as third-party administrator for such plans, and daily record keeping services of retirement plans. Fees are collected once the stand-alone transaction was completed at trade date. Fees do not cover future services, as a result there is no need to allocate the amount received to any other service. Effective December 31, 2022, OFG sold its retirement plan administration business which was operated under OPC, which thereafter ceased its operations.
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

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, OFG Reinsurance and OPC. The core operations of this segment are financial planning, money management and investment banking, securities brokerage services, investment advisory services, insurance, corporate and individual trust and retirement services, as well as retirement plan administration services up to December 31, 2022, when OPC sold its retirement plan administration business.

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Following are the results of operations and the selected financial information by operating segment for the quarters and six month periods ended June 30, 2023 and 2022:

	Quarter Ended June 30, 2023
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$139,999	$6	$22,841	$162,846	$(4,858)	$157,988
Interest expense	(15,824)	—	(7,378)	(23,202)	4,858	(18,344)
Net interest income	124,175	6	15,463	139,644	—	139,644
Provision for (recapture of) credit losses	15,052	—	(8)	15,044	—	15,044
Non-interest income	23,354	7,868	(1,149)	30,073	—	30,073
Non-interest expenses	(83,876)	(4,138)	(874)	(88,888)	—	(88,888)
Intersegment revenue	575	—	—	575	(575)	—
Intersegment expenses	—	(380)	(195)	(575)	575	—
Income before income taxes	49,176	3,356	13,253	65,785	—	65,785
Income tax expense	21,577	20	15	21,612	—	21,612
Net income	$27,599	$3,336	$13,238	$44,173	$—	$44,173
Total assets	$8,720,156	$33,946	$2,338,820	$11,092,922	$(1,061,375)	$10,031,547

	Six-Month Period Ended June 30, 2023
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$272,424	$11	$43,967	$316,402	$(9,429)	$306,973
Interest expense	(28,205)	—	(12,656)	(40,861)	9,429	(31,432)
Net interest income	244,219	11	31,311	275,541	—	275,541
Provision for credit losses	24,457	—	32	24,489	—	24,489
Non-interest income	44,979	15,144	(1,149)	58,974	—	58,974
Non-interest expenses	(169,241)	(8,093)	(1,774)	(179,108)	—	(179,108)
Intersegment revenue	1,122	—	—	1,122	(1,122)	—
Intersegment expenses	—	(758)	(364)	(1,122)	1,122	—
Income before income taxes	$96,622	$6,304	$27,992	$130,918	$—	$130,918
Income tax expense	40,469	20	27	40,516	—	40,516
Net income	$56,153	$6,284	$27,965	$90,402	$—	$90,402
Total assets	$8,720,156	$33,946	$2,338,820	$11,092,922	$(1,061,375)	$10,031,547

Eliminations include interest income and expense for a borrowing by Oriental Overseas, an international banking entity organized in Puerto Rico pursuant to the Puerto Rico International Banking Center Regulatory Act, as amended,

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
which operates as a unit within the Bank. It is included in the Treasury Segment with its corresponding interest expense, to fund its operations, from the Bank, which is included in the Banking Segment with its corresponding interest income, with an unpaid principal balance of $364.2 million and $465.3 million at June 30, 2023 and 2022, respectively, and is eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year period was mainly as a result of Federal Open Market Committee of the Board of Governors of the Federal Reserve System (“FRB”) federal funds rate increases and higher average borrowing balance.

	Quarter Ended June 30, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$111,653	$5	$11,228	$122,886	$(664)	$122,222
Interest expense	(6,893)	—	(899)	(7,792)	664	(7,128)
Net interest income	104,760	5	10,329	115,094	—	115,094
Provision for credit losses	6,634	—	57	6,691	—	6,691
Non-interest income	27,802	8,408	—	36,210	—	36,210
Non-interest expenses	(79,656)	(4,795)	(807)	(85,258)	—	(85,258)
Intersegment revenue	543	—	—	543	(543)	—
Intersegment expenses	—	(376)	(167)	(543)	543	—
Income before income taxes	46,815	3,242	9,298	59,355	—	59,355
Income tax expense	18,580	—	343	18,923	—	18,923
Net income	$28,235	$3,242	$8,955	$40,432	$—	$40,432
Total assets	$8,235,814	$28,240	$2,997,323	$11,261,377	$(1,013,603)	$10,247,774

	Six-Month Period Ended June 30, 2022
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$219,078	$10	$16,958	$236,046	$(875)	$235,171
Interest expense	(13,904)	—	(1,854)	(15,758)	875	(14,883)
Net interest income	205,174	10	15,104	220,288	—	220,288
Provision for (recapture of) credit losses	8,344	—	(102)	8,242	—	8,242
Non-interest income	51,352	16,414	50	67,816	—	67,816
Non-interest expenses	(155,447)	(9,380)	(1,586)	(166,413)	—	(166,413)
Intersegment revenue	1,057	—	—	1,057	(1,057)	—
Intersegment expenses	—	(719)	(338)	(1,057)	1,057	—
Income before income taxes	$93,792	$6,325	$13,332	$113,449	$—	$113,449
Income tax expense	35,062	—	434	35,496	—	35,496
Net income	$58,730	$6,325	$12,898	$77,953	$—	$77,953
Total assets	$8,235,814	$28,240	$2,997,323	$11,261,377	$(1,013,603)	$10,247,774

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item I, “Financial Statements” of this quarterly report on Form 10-Q. This discussion and analysis section contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this quarterly report on Form 10-Q and set forth in our annual report for the year ended December 31, 2022 (the “2022 Form 10-K”), as supplemented and amended by any subsequent quarterly reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements. We have omitted discussion of 2021 results where it would be redundant to the discussion previously included in Item 2 of our Form 10-Q for the quarter ended June 30, 2022.

Other factors not identified above, including those described under the headings in our 2022 Form 10-K and any subsequent quarterly reports on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements.

INTRODUCTION

OFG is a publicly-owned financial holding company that provides wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, auto leasing and lending, financial planning, insurance sales, money management, investment banking and securities brokerage services, as well as corporate and individual trust services. OFG operates through three business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG conducts its business through its main office in San Juan, Puerto Rico, forty-one branches in Puerto Rico and two branches in the U.S. Virgin Islands (the “USVI”). OFG has three subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services and Oriental Insurance; three subsidiaries in the United States, OPC, OFG USA and OFG Ventures; and one subsidiary in the Cayman Islands, OFG Reinsurance. On December 31, 2022, OFG sold its retirement plan administration business which was operated under the OPC subsidiary and OPC thereafter ceased its operations. Comparative results for the quarter and six month period ended June 30, 2022 include these operations. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuously improving our already effective asset-liability management, growing non-interest revenue from banking and financial services, and achieving greater operating efficiencies.

OFG’s diversified mix of businesses and products generates both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as securities brokerage, fiduciary services, investment banking, insurance agency and reinsurance). Although all of these businesses, to varying degrees, are affected by interest rate and financial market fluctuations and other external factors, OFG’s commitment is to continue producing a balanced and growing revenue stream.

RECENT DEVELOPMENTS
Capital Actions
In January 2023, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend to $0.22 per common share from $0.20 per share, beginning on the quarter ended March 31, 2023.
Economic Conditions

We believe that Puerto Rico’s economy continues to demonstrate resiliency and growth and that Puerto Rico’s private sector is expanding. The Puerto Rico Economic Activity Index, as published by the Economic Development Bank for Puerto Rico, in May 2023 increased 1.8% year-over-year and retail sales in April increased 2.6% year-over-year and, according to the data published by Economic Development Bank for Puerto Rico, wages are rising and labor participation is increasing. Total non-farm payroll employment in June 2023 improved 2.6% year-over-year and total employment rose 3.3% from July 2022 to June 2023. The inflow of federal stimulus and reconstruction funds for rebuilding infrastructure has continued. Nevertheless, OFG continues to pay attention to the potential impact of interest rate changes, inflation, and a possible U.S. mainland recession. OFG remains optimistic about Puerto Rico’s strength, and its continued decoupling from U.S. mainland economic uncertainties.
Industry Developments

Recent events impacting the financial services industry, particularly the failures and regulatory takeovers of three high-profile banks during the first half of 2023, resulted in decreased general confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. Despite these negative industry developments, we believe that high levels of liquidity and capital place OFG in a strong position in today’s banking environment. OFG's customer deposits have remained stable at approximately $8.5 billion. During the first half of 2023, OFG took a number of preemptive actions, which included pro-active outreach to clients and a review of its borrowing and liquidity positions with the goal of ensuring that OFG is adequately positioned to best serve its clients. Furthermore, we believe that OFG’s capital remains at high levels with CET1 and Total Capital ratios of 14.03% and 15.29%, respectively, as of June 30, 2023.
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

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2022 Form 10-K, we identified the Allowance for Credit Losses related to loans collectively evaluated for impairment as a critical accounting policy and estimate because it involves significant estimation uncertainty that has or is reasonably likely to have a material impact on our financial condition or results of operations.

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. As part of OFG’s continuous enhancement to the allowance for credit losses methodology, during the six month period ended June 30, 2023, an assessment of the weight of probability scenarios for the US loan segment was performed and updated to use a higher probability level in the moderate recessionary scenario. This change in the allowance for credit losses is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. Apart from the foregoing change, there have been no material changes in the methods that we used to formulate these critical accounting estimates from those discussed in our 2022 Form 10-K.

FINANCIAL HIGHLIGHTS

The second quarter generated year-over-year increases of 16.5% in total core revenues and 10.7% in earnings per share. The period was highlighted by strong loan production, stable core deposits along with low cumulative deposit beta of 16% and increased operating leverage. Customer liquidity and the Puerto Rico economy continued at high levels. OFG also repurchased 565,299 shares of stock as part of its buyback program.

OFG’s ‘Digital First’ strategy continues to show excellent progress. OFG launched a first to market, self-service portal that enables customers to manage quickly and easily all their loan and deposit accounts in one place. Customers are increasingly adopting this and other self-service tools. Use of brick and mortar channels is down and digital is up, leading to an overall 5% increase in customer transaction activity in June year-over-year. This is freeing more OFG team members to provide value-added service and develop new business.

The second quarter of 2023 reflected strong performance metrics. Net interest margin of 5.90%, return on average assets of 1.76%, return on average tangible common stockholders’ equity of 17.67%, and efficiency ratio of 52.13%.

Earnings per share diluted of $0.93 compared to $0.96 in the first quarter of 2023 and $0.84 in the second quarter of 2022. Total core revenues of $170.5 million compared to $164.4 million in the first quarter of 2023 and $146.3 million in the second quarter of 2022.

Net interest income of $139.6 million compared to $135.9 million in the first quarter of 2023 and $115.1 million in the second quarter of 2022. The second quarter of 2023 reflected the full effect of the 50 basis point increase in the FRB federal funds rate in the first quarter and a partial effect of the 25 basis point increase in the second quarter.

Total interest income of $158.0 million compared to $149.0 million in the first quarter of 2023 and $122.2 million in the second quarter of 2022. Compared to the first quarter of 2023, the second quarter of 2023 primarily reflected higher yields on increased average balances of loans and cash.

Total interest expense of $18.3 million compared to $13.1 million in the first quarter of 2023 and $7.1 million in the second quarter of 2022. Compared to the first quarter of 2023, the second quarter of 2023 reflected higher cost of funds on increased average balances of interest bearing liabilities, including the full quarter effect of a $200 million mid-March FHLB advance.

Total banking and financial service revenues of $30.9 million compared to $28.5 million in the first quarter of 2023 and $31.2 million in the second quarter of 2022. Compared to the first quarter of 2023, the second quarter of 2023 primarily reflected increased wealth management and mortgage servicing revenues. Non-interest income also included a loss of $0.8 million due primarily to the sale of a short-term US treasury note.

Pre-provision net revenues of $80.8 million compared to $74.6 million in the first quarter of 2023 and $66.0 million in the second quarter of 2022.

Total provision for credit losses of $15.0 million compared to $9.4 million in the first quarter of 2023 and $6.7 million in the second quarter of 2022. The second quarter of 2023 included $9.1 million for a specific reserve for three US commercial loans and $6.3 million due to increased loan volume.

Credit quality: Net charge-offs of $6.6 million compared to $10.1 million in the first quarter of 2023 and $4.5 million in the second quarter of 2022. The second quarter of 2023 included a recovery of $3.7 million from the sale of older, fully charged off auto and consumer loans. The second quarter of 2023 delinquency and non-performing loan rates rose slightly from reduced levels in the first quarter of 2023.

Total non-interest expense of $88.9 million compared to $90.2 million in the first quarter of 2023 and $85.3 million in the second quarter of 2022. Compared to the first quarter of 2023, the second quarter of 2023 operating expenses increased $1.8 million, which was more than offset by $3.1 million from (i) a higher gain on foreclosed real estate and (ii) lower credit expenses.

Loans held for investment of $7.12 billion compared to $6.85 billion in the first quarter of 2023 and $6.70 billion in the second quarter of 2022. Loans increased 15.4% annualized from the previous quarter and 6.2% year-over-year. Compared to the first quarter of 2023, the second quarter of 2023 reflected increases in commercial, auto, and consumer loans. This was partially offset by regular paydowns of residential mortgages.

New loan production of $691.8 million compared to $561.3 million in the first quarter of 2023 and $587.2 million in the second quarter of 2022. The second quarter of 2023 reflected strong levels of commercial lending in Puerto Rico and the US, as well as auto, consumer, and residential mortgage lending.

Total investments of $1.70 billion compared to $1.92 billion in the first quarter of 2023 and $1.73 billion in the second quarter of 2022. The second quarter of 2023 investments declined $214.0 million from the first quarter of 2023 primarily due to the previously mentioned sale of a US treasury note.

Customer deposits of $8.54 billion compared to $8.57 billion in the first quarter of 2023 and $9.02 billion in the second quarter of 2022.

Total borrowings of $226.5 million compared to $226.8 million in the first quarter of 2023 and $27.6 million in the second quarter of 2022.

Cash and cash equivalents of $799.0 million compared to $847.5 million in the first quarter of 2023 and $1.31 billion in the second quarter of 2022.

Total assets of $10.03 billion compared to $10.06 billion in the first quarter of 2023 and $10.25 billion in the second quarter of 2022.

Capital: CET1 ratio of 14.03% compared to 14.07% in the first quarter of 2023 and 12.80% in the second quarter of 2022. The Tangible Common Equity ratio was 9.99% compared to 9.85% in the first quarter of 2023 and 8.85% in the second quarter of 2022. Tangible Book Value per share of $21.06 compared to $20.57 in the first quarter of 2023 and $18.86 in the second quarter of 2022.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2023	2022	Variance %	2023	2022	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$157,988	$122,222	29.3%	$306,973	$235,171	30.5%
Interest expense	18,344	7,128	157.4%	31,432	14,883	111.2%
Net interest income	139,644	115,094	21.3%	275,541	220,288	25.1%
Provision for credit losses	15,044	6,691	124.8%	24,489	8,242	197.1%
Net interest income after provision for credit losses	124,600	108,403	14.9%	251,052	212,046	18.4%
Non-interest income	30,073	36,210	(16.9)%	58,974	67,816	(13.0)%
Non-interest expenses	88,888	85,258	4.3%	179,108	166,413	7.6%
Income before taxes	65,785	59,355	10.8%	130,918	113,449	15.4%
Income tax expense	21,612	18,923	14.2%	40,516	35,496	14.1%
Income available to common shareholders	$44,173	$40,432	9.3%	$90,402	$77,953	16.0%
PER SHARE DATA:
Basic	$0.93	$0.84	10.7%	$1.91	$1.61	18.6%
Diluted	$0.93	$0.84	10.7%	$1.89	$1.59	18.9%
Average common shares outstanding	47,266	48,053	(1.6)%	47,432	48,508	(2.2)%
Average common shares outstanding and equivalents	47,490	48,389	(1.9)%	47,716	48,933	(2.5)%
Cash dividends declared per common share	$0.22	0.15	46.7%	$0.44	0.30	46.7%
Cash dividends declared on common shares	$10,538	7,186	46.6%	$21,065	14,624	44.0%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.76%	1.58%	11.4%	1.82%	1.53%	19.0%
Return on average tangible common stockholders’ equity	17.67%	17.70%	(0.2)%	18.39%	16.78%	9.6%
Return on average common equity (ROE)	15.93%	15.67%	1.7%	16.54%	14.86%	11.3%
Efficiency ratio	52.13%	58.27%	(10.5)%	53.48%	58.86%	(9.1)%
Interest rate spread	5.84%	4.78%	22.2%	5.84%	4.61%	26.7%
Interest rate margin	5.90%	4.80%	22.9%	5.89%	4.64%	26.9%

	June 30,	December 31,	Variance
	2023	2022	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,703,217	$1,971,522	(13.6)%
Loans, net	6,988,244	6,723,236	3.9%
Total investments and loans	$8,691,461	$8,694,758	—%
Deposits and borrowings
Deposits	$8,538,026	$8,568,364	(0.4)%
Other borrowings	226,507	27,034	737.9%
Total deposits and borrowings	$8,764,533	$8,595,398	2.0%
Stockholders’ equity
Common stock	59,885	59,885	—%
Additional paid-in capital	636,051	636,793	(0.1)%
Legal surplus	142,567	133,901	6.5%
Retained earnings	577,042	516,371	11.7%
Treasury stock, at cost	(226,230)	(211,135)	7.1%
Accumulated other comprehensive loss	(89,564)	(93,409)	(4.1)%
Total stockholders’ equity	$1,099,751	$1,042,406	5.5%
Per share data
Book value per common share	$23.36	$21.91	6.6%
Tangible book value per common share	$21.06	$19.56	7.7%
Market price	$26.08	$27.56	(5.4)%
Capital ratios
Leverage capital	10.85%	10.36%	4.7%
Common equity Tier 1 capital	14.03%	13.64%	2.9%
Tier 1 risk-based capital	14.03%	13.64%	2.9%
Total risk-based capital	15.29%	14.89%	2.7%
Financial assets managed
Trust assets managed	$2,412,600	$2,334,672	3.3%
Broker-dealer assets managed	2,355,048	2,172,116	8.4%
Total assets managed	$4,767,648	$4,506,788	5.8%
ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six month periods ended June 30, 2023 and 2022.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2023 AND 2022

	Interest		Average rate		Average balance
	June 2023	June 2022	June 2023	June 2022	June 2023	June 2022
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$157,988	$122,222	6.68%	5.10%	$9,492,861	$9,613,327
Tax equivalent adjustment	3,938	2,990	0.17%	0.12%	—	—
Interest-earning assets - tax equivalent	161,926	125,212	6.85%	5.22%	9,492,861	9,613,327
Interest-bearing liabilities	18,344	7,128	0.84%	0.32%	8,757,839	8,985,609
Tax equivalent net interest income / spread	143,582	118,084	6.01%	4.90%	735,022	627,718
Tax equivalent interest rate margin			6.18%	5.02%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	13,441	7,881	2.99%	2.21%	1,796,517	1,426,851
Interest bearing cash and money market investments	9,029	2,984	5.22%	0.77%	693,373	1,546,036
Total investments	22,470	10,865	3.62%	1.47%	2,489,890	2,972,887
Non-PCD loans
Mortgage	8,653	9,586	5.55%	5.57%	623,773	688,634
Commercial	47,825	32,105	7.57%	5.45%	2,533,434	2,361,725
Consumer	17,214	14,198	11.39%	11.27%	606,101	505,418
Auto loans and leases	43,007	35,899	8.30%	8.18%	2,077,552	1,759,624
Total Non-PCD loans	116,699	91,788	8.01%	6.93%	5,840,860	5,315,401
PCD loans
Mortgage	15,761	17,417	6.35%	6.15%	993,100	1,120,594
Commercial	2,940	1,853	7.15%	3.83%	164,552	193,850
Consumer	6	42	3.07%	14.19%	741	1,170
Auto loans and leases	112	257	12.05%	10.94%	3,718	9,425
Total PCD loans	18,819	19,569	6.48%	5.91%	1,162,111	1,325,039
Total loans (1)	135,518	111,357	7.76%	6.73%	7,002,971	6,640,440
Total interest-earning assets	157,988	122,222	6.68%	5.10%	9,492,861	9,613,327

Interest-bearing liabilities:
Deposits:
NOW Accounts	4,973	2,174	0.81%	0.31%	2,455,040	2,811,396
Savings and money market	4,129	1,289	0.75%	0.23%	2,222,710	2,296,903
Time deposits	5,493	1,834	1.72%	0.64%	1,277,861	1,146,522
Total core deposits	14,595	5,297	0.98%	0.34%	5,955,611	6,254,821
Brokered deposits	—	9	—%	0.30%	—	11,366
	14,595	5,306	0.98%	0.34%	5,955,611	6,266,187
Non-interest bearing deposits	—	—	—	0.00%	2,575,972	2,691,696

	Interest		Average rate		Average balance
	June 2023	June 2022	June 2023	June 2022	June 2023	June 2022
	(Dollars in thousands)
Fair value premium and core deposit intangible amortizations	1,321	1,638	—%	—%	—	—
Total deposits	15,916	6,944	0.75%	0.31%	8,531,583	8,957,883
Borrowings:
Advances from FHLB and other borrowings	2,428	184	4.30%	2.66%	226,256	27,726
Subordinated capital notes	—	—	—%	—%	—	—
Total borrowings	2,428	184	4.30%	2.66%	226,256	27,726
Total interest-bearing liabilities	18,344	7,128	0.84%	0.32%	8,757,839	8,985,609
Net interest income / spread	$139,644	$115,094	5.84%	4.78%
Interest rate margin			5.90%	4.80%
Excess of average interest-earning assets over average interest-bearing liabilities					$735,022	$627,718
Average interest-earning assets to average interest-bearing liabilities ratio					108.39%	106.99%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$2,921	$2,639	$5,560
Interest bearing cash and money market investments	(2,500)	8,545	6,045
Loans	8,474	15,687	24,161
Total interest income	8,895	26,871	35,766
Interest Expense:
NOW Accounts	(311)	3,110	2,799
Savings and money market	(43)	2,883	2,840
Time deposits	304	3,355	3,659
Brokered deposits	(4)	(5)	(9)
Fair value premium and core deposit intangible amortizations	—	(317)	(317)
Advances from FHLB and other borrowings	2,069	175	2,244
Total interest expense	2,015	9,201	11,216
Net Interest Income	$6,880	$17,670	$24,550

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022

	Interest		Average rate		Average balance
	June 2023	June 2022	June 2023	June 2022	June 2023	June 2022
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$306,973	$235,171	6.57%	4.95%	$9,426,405	$9,576,999
Tax equivalent adjustment	8,573	5,466	0.18%	0.12%	—	—
Interest-earning assets - tax equivalent	315,546	240,637	6.75%	5.07%	9,426,405	9,576,999
Interest-bearing liabilities	31,432	14,883	0.73%	0.34%	8,712,977	8,925,227
Tax equivalent net interest income / spread	284,114	225,754	6.02%	4.73%	713,428	651,772
Tax equivalent interest rate margin			6.20%	4.85%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	27,669	12,336	2.96%	2.07%	1,867,857	1,189,263
Interest bearing cash and money market investments	15,475	3,913	5.01%	0.44%	623,393	1,807,621
Total investments	43,144	16,249	3.49%	1.09%	2,491,250	2,996,884
Non-PCD loans
Mortgage	17,226	18,939	5.48%	5.43%	628,423	697,625
Commercial	92,123	61,676	7.44%	5.41%	2,495,892	2,299,316
Consumer	33,452	26,914	11.39%	11.23%	592,469	483,119
Auto loans and leases	83,228	70,890	8.23%	8.24%	2,039,598	1,735,055
Total Non-PCD loans	226,029	178,419	7.92%	6.90%	5,756,382	5,215,115
PCD loans
Mortgage	31,468	34,759	6.25%	6.05%	1,006,623	1,149,376
Commercial	6,053	5,103	3.62%	5.05%	167,100	203,852
Consumer	51	89	13.36%	14.22%	761	1,244
Auto loans and leases	228	552	5.32%	10.57%	4,289	10,528
Total PCD loans	37,800	40,503	6.41%	5.93%	1,178,773	1,365,000
Total loans (1)	263,829	218,922	7.67%	6.71%	6,935,155	6,580,115
Total interest-earning assets	306,973	235,171	6.57%	4.95%	9,426,405	9,576,999

	Interest		Average rate		Average balance
	June 2023	June 2022	June 2023	June 2022	June 2023	June 2022
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	9,187	4,314	0.75%	0.31%	2,476,360	2,812,212
Savings and money market	7,264	2,487	0.66%	0.22%	2,227,196	2,272,683
Time deposits	9,313	3,891	1.51%	0.67%	1,243,835	1,172,785
Total core deposits	25,764	10,692	0.87%	0.34%	5,947,391	6,257,680
Brokered deposits	8	17	0.30%	0.30%	5,086	11,366
	25,772	10,709	0.87%	0.34%	5,952,477	6,269,046
Non-interest bearing deposits	—	—	—%	—%	2,614,840	2,620,233
Fair value premium and core deposit intangible amortizations	2,641	3,276	—%	—%	—	—
Total deposits	28,413	13,985	0.67%	0.32%	8,567,317	8,889,279
Borrowings:
Advances from FHLB and other borrowings	3,019	377	4.18%	2.71%	145,660	27,954
Subordinated capital notes	—	521	—%	13.15%	—	7,994
Total borrowings	3,019	898	4.18%	5.04%	145,660	35,948
Total interest-bearing liabilities	31,432	14,883	0.73%	0.34%	8,712,977	8,925,227
Net interest income / spread	$275,541	$220,288	5.84%	4.61%
Interest rate margin			5.89%	4.64%
Excess of average interest-earning assets over average interest-bearing liabilities					$713,428	$651,772
Average interest-earning assets to average interest-bearing liabilities ratio					108.19%	107.30%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$9,922	$5,411	$15,333
Interest-bearing cash and money market investments	(4,144)	15,706	11,562
Loans	16,225	28,682	44,907
Total interest income	22,003	49,799	71,802
Interest Expense:
NOW Accounts	(572)	5,445	4,873
Savings and money market	(51)	4,828	4,777
Time deposits	325	5,097	5,422
Brokered deposits	(9)	—	(9)
Fair value premium and core deposit intangible amortizations	—	(635)	(635)
Advances from FHLB and other borrowings	2,343	299	2,642
Subordinated capital notes	(261)	(260)	(521)
Total interest expense	1,775	14,774	16,549
Net Interest Income	$20,228	$35,025	$55,253
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
Comparison of quarters ended June 30, 2023 and 2022
Net interest income of $139.6 million increased $24.5 million from $115.1 million. Tax equivalent basis net interest income of $143.6 million increased $25.5 million, or 21.6%, from $118.1 million.
Interest rate spread increased 106 basis points to 5.84% from 4.78% and net interest margin increased 110 basis points to 5.90% from 4.80%. This increase reflects an increase of 158 and 52 basis points, respectively, in the total average yield of interest-earning assets and the average cost of interest-bearing liabilities.
Net interest income was positively impacted by:
•An increase of $24.2 million in interest income from loans, primarily driven by: (i) higher interest income from commercial loans by $16.8 million, reflecting the upward repricing of variable rate commercial loans and increased yields on new loans originated during 2023; (ii) higher interest income from auto loans and leases by $7.0 million, mainly due to an increase in the average balance of this portfolio by approximately $312.2 million; and (iii) higher interest income from consumer loans by $3.0 million, mainly due to an increase in the average balance of this portfolio of approximately $100.3 million. These increases were partially offset by lower interest income from residential mortgage loans by $2.6 million, reflecting a decrease in the average balance of this portfolio by approximately $192.4 million;
•An increase of $6.0 million in interest income from a higher yield in lower balances of interest-bearing cash and money market investments related to increases in the FRB federal fund rates. The FRB federal funds target rates increased from a range of 1.50% to 1.75% in the second quarter of 2022 to a range of 5.00% to 5.25% in the second quarter of 2023; and
•An increase of $5.6 million in interest income from investments securities, primarily related to a higher average volume of approximately $369.7 million, which resulted in an increase in interest income of approximately $2.9 million, and higher yield by 78 basis points, which contributed to an increase in interest income of approximately $2.6 million.

These increases were partially offset by higher interest expense by $11.2 million from (i) deposits of $9.0 million due to higher average cost of total deposits of 44 basis points and (ii) advances from the FHLB of $2.2 million due to the full effect in interest expense of the new long-term FHLB advance obtained during the first quarter of 2023.
Comparison of the six month periods ended June 30, 2023 and 2022
Net interest income of $275.5 million increased by $55.3 million from $220.3 million. Tax equivalent basis net interest income of $284.1 million increased $58.3 million, or 25.8%, from $225.8 million.
Interest rate spread increased by 123 basis points to 5.84% from 4.61% and net interest margin increased 125 basis points to 5.89% from 4.64%. This increase reflects an increase of 162 and 39 basis points, respectively, in the total average yield of interest-earning assets and the average cost of interest-bearing liabilities.
Net interest income was positively impacted by:
•A $44.9 million increase in interest income from loans driven by: (i) higher interest income from commercial loans of $31.4 million, primarily related to the upward repricing of variable rate commercial loans and increased yields on new loans originated during 2023; (ii) higher interest income from consumer loans of $6.5 million mainly due to an increase in the average balance of this portfolio of $108.9 million; and (iii) higher interest income from auto loans of $12.0 million reflecting higher originations during 2023, partially offset by a decrease of $5.0 million in interest income from mortgage loans due to a reduction of $212.0 million in the average balance of this portfolio;
•A $15.3 million increase in interest income from investment securities, primarily related to a higher average volume of $678.6 million, which resulted in an increase in interest income of approximately $9.9 million, and higher yield by 89 basis points, which contributed to the increase in net interest income by approximately $5.4 million; and
•A $11.6 million increase in interest income from higher yield in lower balances of interest-bearing cash and money market related to the increase in the FRB federal fund rates during 2022 and 2023.
These increases were partially offset by higher interest expense of $16.5 million from (i) deposits of $14.4 million due to higher average cost of total deposits of 35 basis points and (ii) advances from the FHLB of $2.1 million due to the full effect in interest expense of the new long-term FHLB advance obtained during the first quarter of 2023, partially offset by the early redemption of $36.1 million subordinated capital notes during the first quarter of 2022, which resulted in a decrease in interest expense of $521 thousand.
TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2023	2022	Variance %	2023	2022	Variance %
	(In thousands)			(In thousands)
Banking service revenue	$17,440	$18,141	(3.9)%	$34,953	$35,703	(2.1)%
Wealth management revenue	8,194	8,270	(0.9)%	15,314	16,127	(5.0)%
Mortgage banking activities	5,225	4,803	8.8%	9,123	10,585	(13.8)%
Total banking and financial service revenue	30,859	31,214	(1.1)%	59,390	62,415	(4.8)%
Net (loss) gain on:
Sale of securities	(1,149)	—	(100.0)%	(1,149)	—	(100.0)%
Early extinguishment of debt	—	—	—%	—	42	(100.0)%
Other non-interest income	363	4,996	(92.7)%	733	5,359	(86.3)%
Total non-interest income	$30,073	$36,210	(16.9)%	$58,974	$67,816	(13.0)%

Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains on sales of assets.
Comparison of quarters ended June 30, 2023 and 2022
OFG recorded non-interest income, net, in the amount of $30.1 million, compared to $36.2 million, a decrease of 16.9%, or $6.1 million. The decrease in non-interest income was mainly due to:
•A $4.6 million decrease in other non-interest income, primarily related to a $4.7 million gain recognized on the sale of a branch building during 2022; and
•A $1.1 million loss associated to the sale of a $203.3 million short-term US treasury note available for sale during 2023.
Comparison of the six month periods ended June 30, 2023 and 2022
OFG recorded non-interest income in the amount of $59.0 million, compared to $67.8 million, a decrease of 13.0%, or $8.8 million. The decrease in non-interest income was mainly due to:
•A decrease of $4.6 million in other non-interest income, primarily related to a $4.7 million gain recognized on the sale of a branch building during 2022;
•A $1.1 million loss associated with the sale of a $203.3 million short-term US treasury note available for sale during 2023;
•A decrease of $1.5 million in mortgage-banking activities due to lower: (i) net gain on sales by $1.0 million, driven by lower sales volume, (ii) unfavorable impact of $362 thousand in mortgage servicing rights valuation and (iii) lower servicing fees by $348 thousand as a result of the FNMA mortgage servicing transfer to a third party as part of the cancellation of a subservicing agreement;
•A decrease of $813 thousand in wealth management revenue, primarily reflecting: (i) a $1.1 million decrease in trust division fees from lower balances in assets under management and (ii) the sale of the retirement plan administration business in December 31, 2022, which resulted in a decrease of approximately $323 thousand. This decrease was partially offset by higher insurance income from annuities and reinsurance by $687 thousand; and
•A decrease of $750 thousand in banking service revenues, primarily related to: (i) lower prepayment loan fees by $294 thousand, (ii) lower credit life commissions by $371 thousand related to reduced consumer loan production, and (iii) lower electronic banking charges by $205 thousand reflecting lower merchant-related income partially offset by higher debit card interchange fees.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2023	2022	Variance %	2023	2022	Variance %
	(In thousands)			(In thousands)
Compensation and employee benefits	$37,841	$34,730	9.0%	$76,314	$69,498	9.8%
Occupancy, equipment and infrastructure costs	14,362	12,861	11.7%	28,619	24,777	15.5%
Electronic banking charges	10,262	9,722	5.6%	20,598	19,508	5.6%
Information technology expenses	7,188	5,528	30.0%	13,606	10,332	31.7%
Professional and service fees	5,319	7,362	-27.8%	10,383	12,783	-18.8%
Taxes, other than payroll and income taxes	3,265	3,266	0.0%	6,538	6,573	-0.5%
Insurance	2,689	2,429	10.7%	5,606	5,064	10.7%
Loan servicing and clearing expenses	1,866	2,243	-16.8%	4,133	4,165	-0.8%
Advertising, business promotion, and strategic initiatives	2,063	1,827	12.9%	4,098	3,889	5.4%
Communication	1,160	1,132	2.5%	2,189	2,248	-2.6%
Printing, postage, stationery and supplies	866	785	10.3%	1,596	1,877	-15.0%
Director and investor relations	520	346	50.3%	778	595	30.8%
Foreclosed real estate and other repossessed assets income, net	(2,320)	(1,404)	-65.2%	(1,527)	(2,886)	47.1%
Other	3,807	4,431	-14.1%	6,177	7,990	-22.7%
Total non-interest expenses	$88,888	$85,258	4.3%	$179,108	$166,413	7.6%
Relevant ratios and data:
Efficiency ratio	52.13%	58.27%		53.48%	58.86%
Compensation and benefits to non-interest expense	42.57%	40.74%		42.61%	41.76%
Compensation to average total assets owned (annualized)	1.51%	1.36%		1.53%	1.37%
Average number of employees	2,263	2,232		2,257	2,246
Average compensation per employee (annualized, in thousands)	$66.89	$62.24		$67.62	$61.89
Average loans per average employee	$3,095	$2,975		$3,073	$2,930
Comparison of quarters ended June 30, 2023 and 2022
Non-interest expense was $88.9 million, representing an increase of 4.3%, or $3.6 million, compared to $85.3 million. The increase in non-interest expense was mainly due to:
•Increase in compensation and employee benefits of $3.1 million, mainly due to higher salaries and benefits, including payroll taxes and connectivity expenses;
•Increase of $1.7 million in information technology expenses, primarily driven by higher design, development and operating support expenses incurred as part of the implementation of OFG’s digital transformation strategy; and
•Increase in occupancy, equipment and infrastructure costs of $1.5 million, primarily related to: (i) an increase of $1.6 million in depreciation and amortization expenses reflecting new digital projects placed in production since 2022 and (ii) a $409 increase in software maintenance, licenses and internet service expenses. These increases were partially offset by lower rent expense of $544 thousand related to branch consolidations.
The increase in non-interest expense was partially offset by a decrease of $2.0 million in professional and service fees mainly due to lower legal and compliance-related expenses.
The efficiency ratio was 52.13%, an improvement from 58.27%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that were excluded from the adjusted efficiency ratio computation for the quarters ended June 30, 2023 and 2022 amounted to $786 thousand and $5.0 million, respectively.
Comparison of the six month periods ended June 30, 2023 and 2022
Non-interest expense was $179.1 million, representing an increase of 7.6%, or $12.7 million, compared to $166.4 million. The increase in non-interest expenses was mainly due to:
•Increase in compensation and employee benefits of $6.8 million, mainly due to higher salaries and benefits, including payroll taxes and connectivity expenses;
•Increase in occupancy, equipment and infrastructure costs by $3.8 million primary related to: (i) higher balances of $2.9 million in depreciation and amortization expenses reflecting new digital projects placed in production since 2022 and (ii) a $1.1 million increase in software maintenance expenses. These increases were partially offset by lower rent expense by $386 thousand related to branch consolidations;
•Increase of $3.3 million in information technology expenses driven by higher design, development and operating support expenses incurred as part of the implementation of OFG’s digital transformation strategy;
•Lower foreclosed real estate and other repossessed assets income by $1.4 million reflecting lower gain on sales of foreclosed and other repossessed assets, partially offset by lower credit-related expenses; and
•Increase in electronic banking charges by $1.1 million mainly due to increases of $987 thousand in point-of-sale and merchant-related fees and $636 thousand in debit and credit card billing fees.
The increase in non-interest expense was partially offset by:
•Decrease in professional and service fees by $2.4 million, reflecting lower balances in compliance-related expenses, partially offset by higher legal expenses from residential mortgage loan servicing by $539 thousand; and
•Decrease of $2.0 million in pandemic related expenses.
The efficiency ratio was 53.48%, an improvement from 58.86%. Amounts presented as part of non-interest income that were excluded from the efficiency ratio computation for six month periods ended June 30, 2023 and 2022 amounted to $416 thousand and $5.4 million, respectively.
Provision for Credit Losses
Comparison of quarters ended June 30, 2023 and 2022
Provision for credit losses increased by $8.4 million to $15.0 million from $6.7 million. The provision for credit losses for the second quarter of 2023 reflected a provision of $6.3 million related to the growth in loan balances and a provision of $9.4 million related to commercial-specific loan reserves, mainly in the US commercial loan portfolio, and $1.6 million associated with qualitative adjustment, partially offset by $2.8 million for changes in the economic and loss rate models.
The provision for credit losses for the second quarter of 2022 included a provision of $5.1 million due to the growth in loan balances and a provision of $4.8 million in commercial-specific loan reserves as a result of two commercial loans placed in non-accrual, partly offset by a $3.9 million recapture associated with qualitative adjustments.
Comparison of the six month periods ended June 30, 2023 and 2022
Provision for credit losses increased $16.2 million to $24.5 million from $8.2 million. The provision for credit losses for 2023 reflected a provision of $12.5 million related to the growth in loan balances, a provision of $13.5 million related to commercial specific loan reserves, mainly in the US commercial loan portfolio, and $1.0 million associated with qualitative adjustment, partially offset by releases of $3.1 million for changes in the economic and loss rate models.
The provision for credit losses for 2022 reflected a provision of $9.1 million related to the growth in loan balances and a provision of $9.5 million related to commercial-specific loan reserves due to certain commercial loans placed in non-

accrual, offset by a $9.6 million recapture associated with qualitative adjustments due to the improvement in the performance of loan portfolios and economic conditions in Puerto Rico.
Income Tax Expense
Comparison of quarters ended June 30, 2023 and 2022
Income tax expense for the second quarter of 2023 increased $2.7 million to $21.6 million from $18.9 million. OFG’s ETR was 32.9% in 2023 compared to 31.9% in 2022. The increase in ETR was mainly related to greater income before tax and lower income subject to a lower tax rate.
Refer to “Note 13 - Income Taxes” to the consolidated financial statements for additional information on the income tax expense.
Comparison of the six month periods ended June 30, 2023 and 2022
Income tax expense increased by $5.0 million to $40.5 million from $35.5 million. OFG’s ETR was 30.9% in 2023 compared to 31.3% in 2022. The increase in the income tax expense was mainly due to less income in OIB, which is fully exempt, and in OFG USA, which has lower tax rate. Also, 2022 included a capital gain from the sale of a building that helped reduce the expense in previous year.
Refer to “Note 13 - Income Taxes” to the consolidated financial statements for additional information on the income tax expense.
Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and six month periods ended June 30, 2023 and 2022.

TABLE 4 - BUSINESS SEGMENTS
	Quarter Ended June 30, 2023
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$139,999	$6	$22,841	$162,846	$(4,858)	$157,988
Interest expense	(15,824)	—	(7,378)	(23,202)	4,858	(18,344)
Net interest income	124,175	6	15,463	139,644	—	139,644
Provision for (recapture of) credit losses	15,052	—	(8)	15,044	—	15,044
Non-interest income	23,354	7,868	(1,149)	30,073	—	30,073
Non-interest expenses	(83,876)	(4,138)	(874)	(88,888)	—	(88,888)
Intersegment revenue	575	—	—	575	(575)	—
Intersegment expenses	—	(380)	(195)	(575)	575	—
Income before income taxes	49,176	3,356	13,253	65,785	—	65,785
Income tax expense	21,577	20	15	21,612	—	21,612
Net income	$27,599	$3,336	$13,238	$44,173	$—	$44,173
Total assets	$8,720,156	$33,946	$2,338,820	$11,092,922	$(1,061,375)	$10,031,547

	Six-Month Period Ended June 30, 2023
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$272,424	$11	$43,967	$316,402	$(9,429)	$306,973
Interest expense	(28,205)	—	(12,656)	(40,861)	9,429	(31,432)
Net interest income	244,219	11	31,311	275,541	—	275,541
Provision for credit losses	24,457	—	32	24,489	—	24,489
Non-interest income	44,979	15,144	(1,149)	58,974	—	58,974
Non-interest expenses	(169,241)	(8,093)	(1,774)	(179,108)	—	(179,108)
Intersegment revenue	1,122	—	—	1,122	(1,122)	—
Intersegment expenses	—	(758)	(364)	(1,122)	1,122	—
Income before income taxes	$96,622	$6,304	$27,992	$130,918	$—	$130,918
Income tax expense	40,469	20	27	40,516	—	40,516
Net income	$56,153	$6,284	$27,965	$90,402	$—	$90,402
Total assets	$8,720,156	$33,946	$2,338,820	$11,092,922	$(1,061,375)	$10,031,547
Eliminations include interest income and expense for a borrowing by Oriental Overseas, an international banking entity organized pursuant to the Puerto Rico International Banking Center Regulatory Act, as amended, which operates as a unit within the Bank. It is included in the Treasury Segment with its corresponding interest expense, to fund its operations, from the Bank, which is included in the Banking Segment with its corresponding interest income, with an unpaid principal balance of $364.2 million and $465.3 million at June 30, 2023 and 2022, respectively, and is eliminated in the consolidation. Interest income is accrued on the unpaid principal balance.

	Quarter Ended June 30, 2022
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$111,653	$5	$11,228	$122,886	$(664)	$122,222
Interest expense	(6,893)	—	(899)	(7,792)	664	(7,128)
Net interest income	104,760	5	10,329	115,094	—	115,094
Provision for credit losses	6,634	—	57	6,691	—	6,691
Non-interest income	27,802	8,408	—	36,210	—	36,210
Non-interest expenses	(79,656)	(4,795)	(807)	(85,258)	—	(85,258)
Intersegment revenue	543	—	—	543	(543)	—
Intersegment expenses	—	(376)	(167)	(543)	543	—
Income before income taxes	46,815	3,242	9,298	59,355	—	59,355
Income tax expense	18,580	—	343	18,923	—	18,923
Net income	$28,235	$3,242	$8,955	$40,432	$—	$40,432
Total assets	$8,235,814	$28,240	$2,997,323	$11,261,377	$(1,013,603)	$10,247,774

	Six-Month Period Ended June 30, 2022
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$219,078	$10	$16,958	$236,046	$(875)	$235,171
Interest expense	(13,904)	—	(1,854)	(15,758)	875	(14,883)
Net interest income	205,174	10	15,104	220,288	—	220,288
Provision for (recapture of) credit losses	8,344	—	(102)	8,242	—	8,242
Non-interest income	51,352	16,414	50	67,816	—	67,816
Non-interest expenses	(155,447)	(9,380)	(1,586)	(166,413)	—	(166,413)
Intersegment revenue	1,057	—	—	1,057	(1,057)	—
Intersegment expenses	—	(719)	(338)	(1,057)	1,057	—
Income before income taxes	$93,792	$6,325	$13,332	$113,449	$—	$113,449
Income tax expense	35,062	—	434	35,496	—	35,496
Net income	$58,730	$6,325	$12,898	$77,953	$—	$77,953
Total assets	$8,235,814	$28,240	$2,997,323	$11,261,377	$(1,013,603)	$10,247,774
Comparison of quarters ended June 30, 2023 and 2022
Banking
OFG’s banking segment net income before taxes increased by $2.4 million from $46.8 million to $49.2 million, mainly reflecting:
•Increase of $24.2 million in interest income from loans, driven by increased yields on higher balances; and
•Increase of $4.2 million in interest income related to Oriental Overseas’ borrowings from the Bank to fund its operations, which is eliminated in the consolidation, mainly as a result of higher average unpaid principal balance and interest rates in the current period.

The increase in the banking segment’s income net income was partially offset by:
•Increase in provision for credit losses by $8.4 million. The second quarter of 2023 included $9.1 million for a specific reserve for three US commercial loans;
•Increase of $4.2 million in non-interest expenses, primarily reflecting higher compensation and employee benefits, occupancy and equipment, and information technology expenses by $3.4 million, $1.6 million and $1.7 million, respectively, partially offset by lower professional and service fees by $2.1 million;
•Decrease of $4.4 million in non-interest income mainly due to a $4.7 million gain from the sale of a building in 2022; and
•Increase of $8.9 million in interest expense primarily related to an increase in the average cost of deposits from higher interest rates.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage, and insurance and reinsurance activities. Net income before taxes from this segment remained leveled at $3.4 million from $3.2 million. The sale of OFG’s retirement plan administration business during the fourth quarter of 2022 resulted in a decrease in non-interest income of $454 thousand and in non-interest expenses of $682 thousand.
Treasury
Treasury segment net income before taxes increased by $4.0 million, mainly reflecting an increase in interest income from the purchases of investment securities during the year 2022 and higher yield in lower balances of interest bearing cash and money market investments related to the increase in federal fund rates, partially offset by an increase in interest expense associated with higher expense in inter-segment borrowing as a result of higher average balance and federal funds rate increases and the new long-term FHLB advance obtained during the first quarter of 2023, and a loss of $1.1 million related to the sale of short-term US treasury note during 2023.

Comparison of six month periods ended June 30, 2023 and 2022
Banking
OFG’s banking segment net income before taxes increased by $2.8 million from $93.8 million to $96.6 million, mainly reflecting:
•Increase of $44.9 million in interest income from loans, driven by increased yields on higher loan balances; and
•Increase of $8.6 million in interest income related to Oriental Overseas’ borrowings from the Bank to fund its operations, which is eliminated in the consolidation, mainly as a result of higher average unpaid principal balance and interest rates in the current period.
The increase in the banking segment’s net income was partially offset by:
•Increase in provision for credit losses by $16.1 million. The 2023 included $9.1 million for a specific reserve for three US commercial loans; the remaining increase was mainly as a result of growth in loan balances;
•Higher interest expense on deposits by $14.3 million, mainly related to higher costs of core deposits;
•Increase in non-interest expenses by $13.8 million, mainly due to higher: (i) compensation and employee benefits by $7.5 million from salary increases and benefits, (ii) occupancy, equipment and infrastructure costs by $4.1 million related to depreciation and amortization expenses reflecting new digital projects placed in production since 2022 and software maintenance expenses, (iii) information technology expenses by $3.3 million related to digital transformation, and (iv) lower foreclosed real estate and other repossessed assets income by $1.4 million reflecting lower gain on sales; and
•Decrease of $6.4 million in non-interest income mainly due to a $4.7 million gain from the sale of a building in 2022.

Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage and insurance activities. Net income before taxes from this segment remained leveled at $6.3 million compared to prior year period. The sale of OFG’s retirement plan administration business during the fourth quarter of 2022 resulted in a decrease in non-interest income of $1.0 million and in non-interest expenses of $1.3 million.
Treasury
Treasury segment net income before taxes increased by $14.7 million, mainly reflecting:
•Increase in interest income by $27.0 million, reflecting the purchase of agency mortgage-backed securities and U.S. Treasury securities during the current period and higher yield in lower balances of interest-bearing cash and money market investments related to the increase in federal fund rates;
•Increase in interest expense by $10.8 million, reflecting higher expense in inter-segment borrowing by $8.6 million as a result of higher average balance and federal funds rate increases and higher expense in advances from FHLB by $2.1 million due to the full effect in interest expense of the new long-term FHLB advance obtained during the first quarter of 2023; and
•A loss of $1.1 million related to the sale of a short-term US treasury note during 2023.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At June 30, 2023, OFG’s total assets amounted to $10.032 billion, an increase of $212.8 million, when compared to $9.819 billion at December 31, 2022.
Cash and due from banks of $795.5 million increased by $249.4 million, reflecting the effect of a two-year $200.0 million FHLB advance and the sale and maturities of US Treasury notes, partially offset by loan funding, during the six month period ended June 30, 2023.
The investment portfolio decreased by $268.3 million, or 13.6%, primarily related to the sale of a $203.3 million US treasury note available for sale, the maturity of $110.7 million US treasury notes, and principal paydowns on mortgage-backed securities amounting to $75.9 million, partially offset by $53.7 million in mortgage loan securitizations, $47.6 million in purchases of mortgage-backed securities, and favorable market value adjustments of $4.7 million. OFG’s strategy is to invest its liquidity in highly liquid securities after taking into account the investment’s characteristics with respect to yield and term and the current market environment.
OFG’s loan portfolio is comprised of commercial loans secured by real estate, other commercial and industrial loans, US commercial loans, residential mortgage loans, consumer loans, and auto loans and leases. At June 30, 2023, OFG’s net loan portfolio increased by $265.0 million, or 3.9%, reflecting increases in commercial, auto and consumer loans, partially offset by a decrease in residential mortgage loans.
Financial Assets Managed
At June 30, 2023 OFG’s financial assets include those managed by OFG’s trust division, and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages Keogh retirement plans and custodian and corporate trust accounts. At June 30, 2023 and December 31, 2022, the total assets managed by OFG’s trust division amounted to $2.413 billion and $2.335 billion, respectively. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2023, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.355 billion, compared to $2.172 billion at December 31, 2022.
Goodwill
OFG’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG completes its annual goodwill impairment test as of October 31 of each year. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. During the quarter ended June 30, 2023, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at June 30, 2023.
As of both June 30, 2023 and December 31, 2022, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $0.1 million to the wealth management segment. Please refer to “Note 9 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance %
	2023	2022
	(In thousands)
Investments:
FNMA and FHLMC certificates	$1,105,785	$1,105,551	0.0%
US Treasury securities	199,226	506,768	-60.7%
GNMA certificates	349,234	319,534	9.3%
Equity securities	35,946	23,667	51.9%
CMOs issued by US government-sponsored agencies	11,912	14,851	-19.8%
Other debt securities	1,101	1,142	-3.6%
Trading securities	13	9	44.4%
Total investments	1,703,217	1,971,522	-13.6%
Loans, net	6,988,244	6,723,236	3.9%
Total investments and loans	8,691,461	8,694,758	0.0%
Other assets:
Cash and due from banks (including restricted cash)	795,546	546,303	45.6%
Money market investments	3,427	4,161	-17.6%
Foreclosed real estate	10,639	11,214	-5.1%
Accrued interest receivable	63,357	62,402	1.5%
Deferred tax asset, net	20,306	55,485	-63.4%
Premises and equipment, net	104,166	106,820	-2.5%
Servicing assets	49,966	50,921	-1.9%
Goodwill	84,241	84,241	0.0%
Other intangible assets	24,143	27,593	-12.5%
Operating lease right-of-use assets	21,840	25,363	-13.9%
Other assets and customers' liability on acceptances	162,455	149,519	8.7%
Total other assets	1,340,086	1,124,022	19.2%
Total assets	$10,031,547	$9,818,780	2.2%
Investment portfolio composition:
FNMA and FHLMC certificates	64.9%	56.0%
US Treasury securities	11.7%	25.7%
GNMA certificates	20.5%	16.2%
Equity securities	2.1%	1.2%
CMOs issued by US government-sponsored agencies	0.7%	0.8%
Other debt securities and trading securities	0.1%	0.1%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	June 30,	December 31,	Variance %
	2023	2022
	(In thousands)
Loans held for investment:
Commercial	$2,774,398	$2,629,929	5.5%
Mortgage	1,622,388	1,704,221	(4.8)%
Consumer	593,690	537,257	10.5%
Auto loans and leases	2,127,395	1,963,915	8.3%
	7,117,871	6,835,322	4.1%
Allowance for credit losses	(159,923)	(152,673)	4.7%
Total loans held for investment	6,957,948	6,682,649	4.1%
Mortgage loans held for sale	11,397	19,499	(41.6)%
Other loans held for sale	18,899	21,088	(10.4)%
Total loans held for sale	30,296	40,587	(25.4)%
Total loans, net	$6,988,244	$6,723,236	3.9%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans and leases. As shown in Table 6 above, total loans, net, amounted to $6.988 billion at June 30, 2023, a 3.9% increase when compared to $6.723 billion at December 31, 2022. OFG’s loans held-for-investment portfolio composition and trends were as follows:
•Commercial loan portfolio amounted to $2.774 billion (39.0% of the gross loan portfolio) compared to $2.630 billion (38.5% of the gross loan portfolio) at December 31, 2022. Commercial loans secured by non-owner occupied commercial real estate amounted to $606.6 million and $605.5 million at June 30, 2023 and December 31, 2022, respectively, which represented 8.5% and 8.9% of our total loan portfolio held for investment. Commercial loan production increased by 42%, or $97.8 million, to $332.6 million in the second quarter of 2023 from $234.7 million in the prior year quarter, and increased 7%, or $36.3 million, to $554.9 million in the six month period ended June 30, 2023 from $518.7 million for the same period of 2022.
•Mortgage loan portfolio amounted to $1.622 billion (22.8% of the gross loan portfolio) compared to $1.704 billion (24.9% of the gross originated loan portfolio) at December 31, 2022. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $18.4 million and $32.6 million at June 30, 2023 and December 31, 2022, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability. Mortgage loan production totaled $35.9 million and $66.3 million in the quarter and six month period ended June 30, 2023, respectively, which represents a decrease of 42.8% and 48%, respectively, from $62.8 million and $126.7 million for the same periods in 2022. Decrease reflects the negative impact of the FRB federal funds rate increases during 2022 and 2023 in the Puerto Rico housing market.
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
•Consumer loan portfolio amounted to $593.7 million (8.3% of the gross loan portfolio) compared to $537.3 million (7.9% of the gross loan portfolio) at December 31, 2022. Consumer loan production decreased by 9.8% to $87.1 million in the second quarter of 2023 from $96.6 million in prior year quarter, and decreased by 10%, or $20.3 million to $173.3 million in the six month period ended June 30, 2023 from $193.7 million in the same period in 2022.
•Auto loans and leases portfolio amounted to $2.127 billion (29.9% of the gross loan portfolio) compared to $1.964 billion (28.7% of the gross originated loan portfolio) at December 31, 2022. Auto loans production increased by 22.4% to $236.3 million in the second quarter OF 2023 compared to $193.0 million in the prior year quarter, and increased by 24%, or $87.3 million to $458.6 million in the six month period ended June 30, 2023 from $371.3 million in the same period of 2022.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS

June 30, 2023
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$70,552	$5,285	$24,193	$41,074
At June 30, 2023, OFG has $70.6 million of direct credit exposure to the Puerto Rico government, a $3.1 million decrease from December 31, 2022.
Allowance for Credit Losses
OFG measures its allowance for credit losses based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets.
Tables 8 through 11 set forth an analysis of activity in the allowance for credit losses and present selected credit loss statistics for the quarters and six month periods ended June 30, 2023 and 2022 and as of June 30, 2023 and December 31, 2022. In addition, Table 6 sets forth the composition of the loan portfolio.
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
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 13 and 15). At June 30, 2023, OFG had $86.8 million of non-accrual loans held for investment, including $8.4 million PCD loans, compared to $89.6 million at December 31, 2022, reflecting decreases of $6.5 million and $4.0 million in auto and mortgage loan portfolios, respectively, partially offset by an increase of $7.9 million in the commercial loan portfolio. At June 30, 2023 and December 31, 2022, total commercial non-accrual loans excluded $14.3 million and $16.4 million, respectively, of non-accrual commercial loans held for sale.
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
Delinquent residential mortgage loans insured or guaranteed under applicable Federal Housing Administration (“FHA”) and United States Department of Veterans Affairs (“VA”) programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of June 30, 2023 and December 31, 2022, the outstanding balance of these residential mortgage loans was $8.4 million and $10.3 million, respectively.
At June 30, 2023, OFG’s non-performing assets decreased by 5.1% to $109.8 million (1.09% total assets) from $115.7 million (1.18% of total assets) at December 31, 2022.
Foreclosed real estate decreased from $11.2 million at December 31, 2022 to $10.6 million at June 30, 2023 and other repossessed assets decreased from $4.6 million at December 31, 2022 to $4.0 million at June 30, 2023, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At June 30, 2023, the allowance coverage ratio to non-performing loans was 168.0% (152.9% at December 31, 2022).

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
The following items comprise non-performing loans held for investment, including Non-PCD and PCDs:
Commercial loans - At June 30, 2023, OFG’s non-performing commercial loans amounted to $51.3 million (53.9% of OFG’s non-performing loans), a 18.3% increase from $43.4 million at December 31, 2022 (43.4% of OFG’s non-performing loans). During the second quarter of 2023, three US commercial loans amounting to $15.0 million were included as non-performing loans and a specific reserve amounting to $9.1 million was provisioned in relation to these loans. Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At June 30, 2023, OFG’s non-performing mortgage loans totaled $27.9 million (29.3% of OFG’s non-performing loans), a 17.5% decrease from $33.8 million (33.8% of OFG’s non-performing loans) at December 31, 2022. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At June 30, 2023, OFG’s non-performing consumer loans amounted to $2.9 million (3.1% of OFG’s non-performing loans), a 7.1% decrease from $3.1 million at December 31, 2022 (3.1% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans and leasing - At June 30, 2023, OFG’s non-performing auto loans and leases amounted to $13.1 million (13.7% of OFG’s total non-performing loans), a decrease of 33.1% from $19.6 million at December 31, 2022 (19.7% of OFG’s total non-performing loans). Non-PCD auto loans and leases are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
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
In order to apply for any of our loan modification programs, if the borrower is active in Chapter 13 bankruptcy, it must request an authorization from the bankruptcy trustee to allow the loan modification. Borrowers with discharged Chapter 7 bankruptcies may also apply. Loans in these programs are evaluated by designated credit underwriters for financial difficulty modification if OFG grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	June 30,	December 31,	Variance %
	2023	2022
	(In thousands)
Allowance for credit losses:
Non-PCD
Commercial	$48,604	$39,158	24.1%
Mortgage	8,670	9,571	-9.4%
Consumer	25,666	23,264	10.3%
Auto loans and leases	67,227	69,848	-3.8%
Total allowance for credit losses	$150,167	$141,841	5.9%

PCD
Commercial	$1,408	$1,388	1.4%
Mortgage	8,297	9,359	-11.3%
Consumer	8	14	-42.9%
Auto loans and leases	43	71	-39.4%
Total allowance for credit losses	$9,756	$10,832	-9.9%

Allowance for credit losses summary
Commercial	$50,012	$40,546	23.3%
Mortgage	16,967	18,930	-10.4%
Consumer	25,674	23,278	10.3%
Auto loans and leases	67,270	69,919	-3.8%
Total allowance for credit losses	$159,923	$152,673	4.7%

Allowance composition:
Commercial	31.3%	26.6%
Mortgage	10.6%	12.4%
Consumer	16.1%	15.2%
Auto loans and leases	42.0%	45.8%
	100.0%	100.0%

Allowance coverage ratio at end of period:
Commercial	1.8%	1.5%	16.9%
Mortgage	1.1%	1.1%	-5.4%
Consumer	4.3%	4.3%	-0.2%
Auto loans and leases	3.2%	3.6%	-11.2%
	2.3%	2.2%	0.9%

Allowance coverage ratio to non-performing loans:
Commercial	97.5%	93.5%	4.3%
Mortgage	60.9%	56.1%	8.7%
Consumer	883.2%	744.2%	18.7%
Auto loans and leases	512.3%	356.5%	43.7%
	168.0%	152.9%	9.9%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	June 30,		December 31,
	2023		2022
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
Commercial	$50,012	39.0%	$40,546	38.5%
Mortgage	16,967	22.8%	18,930	24.9%
Consumer	25,674	8.3%	23,278	7.9%
Auto loans and leases	67,270	29.9%	69,919	28.7%
Total	$159,923	100.0%	$152,673	100.0%
[1] Total loans in this table refers to total loans held for investment.
TABLE 10 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2023	2022	Variance %	2023	2022	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$151,884	$157,075	-3.3%	$152,673	$155,937	-2.1%
Provision for credit losses	14,644	6,507	125.0%	23,975	8,222	191.6%
Charge-offs	(18,533)	(13,167)	40.8%	(37,507)	(25,584)	46.6%
Recoveries	11,928	8,624	38.3%	20,782	20,464	1.6%
Balance at end of period	$159,923	$159,039	0.6%	$159,923	$159,039	0.6%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2023	2022	Variance %	2023	2022	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Non-PCD
Mortgage
Charge-offs	$(191)	$(259)	-26.3%	$(392)	$(262)	49.6%
Recoveries	334	335	-0.3%	550	2,409	-77.2%
Total	143	76	88.2%	158	2,147	-92.6%
Commercial
Charge-offs	(3,496)	(2,907)	20.3%	(4,871)	(3,451)	41.1%
Recoveries	237	456	-48.0%	563	648	-13.1%
Total	(3,259)	(2,451)	33.0%	(4,308)	(2,803)	53.7%
Consumer
Charge-offs	(5,518)	(3,307)	66.9%	(10,958)	(5,966)	83.7%
Recoveries	2,003	795	151.9%	2,869	1,450	97.9%
Total	(3,515)	(2,512)	39.9%	(8,089)	(4,516)	79.1%
Auto loans and leases
Charge-offs	(9,169)	(6,428)	42.6%	(18,648)	(14,318)	30.2%
Recoveries	8,332	5,565	49.7%	14,931	10,456	42.8%
Total	(837)	(863)	-3.0%	(3,717)	(3,862)	-3.8%

PCD Loans:
Mortgage
Charge-offs	$(1)	$(183)	(99.5)%	$(76)	$(1,317)	(94.2)%
Recoveries	260	1,026	(74.7)%	507	1,871	(72.9)%
Total	259	843	(69.3)%	431	554	(22.2)%
Commercial
Charge-offs	—	—	—%	(2,104)	(34)	6,088.2%
Recoveries	319	249	28.1%	808	3,272	(75.3)%
Total	319	249	28.1%	(1,296)	3,238	(140.0)%
Consumer
Charge-offs	(124)	(8)	1,450.0%	(337)	(47)	617.0%
Recoveries	42	13	223.1%	53	36	47.2%
Total	(82)	5	(1,740.0)%	(284)	(11)	2,481.8%
Auto loans and leases
Charge-offs	(34)	(75)	(54.7)%	(121)	(189)	(36.0)%
Recoveries	401	185	116.8%	501	322	55.6%
Total	367	110	233.6%	380	133	185.7%

Total charge-offs	(18,533)	(13,167)	40.8%	(37,507)	(25,584)	46.6%
Total recoveries	11,928	8,624	38.3%	20,782	20,464	1.6%
Net credit losses	$(6,605)	$(4,543)	45.4%	$(16,725)	$(5,120)	226.7%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES (CONTINUED)

	Quarter Ended June 30,			Year Ended June 30,
	2023	2022	Variance %	2023	2022	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Net credit losses to average loans outstanding:
Mortgage	(0.10)%	(0.20)%	51.05%	(0.07)%	(0.29)%	-75.37%
Commercial	0.44%	0.34%	-26.5%	0.42%	(0.03)%	-1,311.0%
Consumer	2.37%	1.98%	19.8%	2.82%	1.87%	51.0%
Auto loans and leases	0.09%	0.17%	-46.9%	0.33%	0.43%	-23.6%
Total	0.38%	0.27%	37.9%	0.48%	0.16%	209.9%
Recoveries to charge-offs	64.36%	65.50%	-1.7%	55.41%	79.99%	-30.7%
Average Loans Held for Investment
Mortgage	$1,616,873	$1,809,228	-10.6%	$1,635,046	$1,847,001	-11.5%
Commercial	2,697,986	2,555,575	5.6%	2,662,992	2,503,168	6.4%
Consumer	606,842	506,588	19.8%	593,230	484,363	22.5%
Auto loans and leases	2,081,270	1,769,049	17.6%	2,043,887	1,745,583	17.1%
Total	$7,002,971	$6,640,440	5.5%	$6,935,155	$6,580,115	5.4%
Net charge-offs for the second quarter of 2023 amounted to $6.6 million, increasing by $2.1 million when compared to $4.5 million in the prior period quarter. Net charge-offs for the six month period ended June 30, 2023 amounted to $16.7 million, increasing by $11.6 million, when compared to $5.1 million in the prior year period. Net charge-offs variances were as follows:
Residential mortgage loans net recoveries amounted to $402 thousand in the second quarter of 2023, decreasing by $517 thousand when compared to net recoveries of $919 thousand in the second quarter of 2022. Residential mortgage loans net recoveries for the six month period ended June 30, 2023 amounted to $589 thousand, decreasing by $2.1 million when compared to net recoveries of $2.7 million for prior year period. The change reflects recoveries during the six-month period ended June 30, 2022 of $1.1 million associated with the final settlement of the past due mortgage loans sold during that period.
Commercial loans net charge-offs amounted to $2.9 million in the second quarter of 2023, increasing by $0.7 million when compared to $2.2 million in the second quarter of 2022. Net charge-offs for six month period ended June 30, 2023 amounted to $5.6 million, increasing by $6.0 million, when compared to net recoveries of $435 thousand in the prior year period. The charge-offs for the six month period ended June 30, 2023 included a $4.6 million charge-off recognized on a non-PCD US commercial loan relationship and a $2.1 million charge-off recognized on a PCD commercial loan. The recoveries for the six month period ended June 30, 2022 included a $2.8 million recovery from a Puerto Rico government public corporation acquired PCD commercial loan repaid during that period.
Consumer loans net charge-offs amounted to $3.6 million in the second quarter of 2023, increasing by $1.1 million when compared to net charge-offs of $2.5 million in the second quarter of 2022. Net charge-offs for six month period ended June 30, 2023 amounted to $8.4 million, increasing by $3.8 million, when compared to $4.5 million in the prior year period. The increase in net charge-offs during the six month period ended June 30, 2023 was driven by an increase in business volumes.
Auto loans net charge-offs amounted to $470 thousand in second quarter of 2023, decreasing by $283 thousand when compared to $753 thousand in the second quarter of 2022. Net charge-offs for six month period ended June 30, 2023 amounted to $3.3 million, decreasing by $392 thousand, when compared to $3.7 million in the prior year period.

TABLE 12 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance %
	2023	2022
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$78,446	$80,412	-2.4%
Accruing loans	8,379	10,273	-18.4%
Total	$86,825	$90,685	-4.3%
PCD	8,360	9,186	-9.0%
Total non-performing loans	$95,185	$99,871	-4.7%
Foreclosed real estate	10,639	11,214	-5.1%
Other repossessed assets	4,004	4,617	-13.3%
	$109,828	$115,702	-5.1%

Non-performing assets to total assets	1.09%	1.18%	-7.6%
Non-performing assets to total capital	9.99%	11.10%	-10.0%
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

TABLE 13 — NON-ACCRUAL LOANS

	June 30,	December 31,	Variance %
	2023	2022
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial	$43,188	$34,432	25.4%
Mortgage	19,221	23,241	-17.3%
Consumer	2,907	3,128	-7.1%
Auto loans and leases	13,130	19,613	-33.1%
Total	$78,446	$80,414	-2.4%
PCD
Commercial	$8,104	$8,927	-9.2%
Mortgage	256	259	-1.2%
Total	$8,360	$9,186	-9.0%
Total non-accrual loans	$86,806	$89,600	-3.1%
Non-accruals loans composition percentages:
Commercial	59.1%	48.4%
Mortgage	22.4%	26.2%
Consumer	3.3%	3.5%
Auto loans and leases	15.2%	21.9%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.22%	1.31%	-6.87%
Allowance for credit losses to non-accrual loans	184.23%	170.39%	8.12%

	Quarter Ended June 30,		Year Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Interest that would have been recorded in the quarter if the loans had not been classified as non-accruing loans	$424	$495	$677	$811

TABLE 14 - NON-PERFORMING LOANS

	June 30,	December 31,	Variance %
	2023	2022
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial	$43,188	$34,432	25.4%
Mortgage	27,600	33,512	-17.6%
Consumer	2,907	3,128	-7.1%
Auto loans and leases	13,130	19,613	-33.1%
Total	$86,825	$90,685	-4.3%
PCD
Commercial	$8,104	$8,927	-9.2%
Mortgage	256	259	-1.2%
Total	$8,360	$9,186	-9.0%
Total non-performing loans	$95,185	$99,871	-4.7%
Non-performing loans composition percentages:
Commercial	53.90%	43.40%
Mortgage	29.30%	33.80%
Consumer	3.10%	3.10%
Auto loans and leases	13.70%	19.70%
	100.00%	100.00%
Non-performing loans to:
Total loans held for investment gross	1.34%	1.46%	-8.2%
Total assets	0.95%	1.02%	-6.9%
Total capital	8.66%	9.58%	-9.6%
Non-performing loans with partial charge-offs to:
Total loans held for investment gross	0.41%	0.40%	2.5%
Non-performing loans	30.34%	27.27%	11.3%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	110.15%	99.57%	10.6%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	241.19%	210.18%	14.8%

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance %
	2023	2022
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,559,576	$2,630,458	-2.7%
NOW accounts	2,448,868	2,546,245	-3.8%
Savings and money market accounts	2,222,320	2,227,963	-0.3%
Time deposits	1,306,198	1,162,959	12.3%
Total deposits	8,536,962	8,567,625	-0.36%
Accrued interest payable	1,064	739	44.0%
Total deposits and accrued interest payable	8,538,026	8,568,364	-0.35%
Borrowings:
Advances from FHLB	226,507	26,716	747.8%
Other borrowings	—	318	-100.0%
Total borrowings	226,507	27,034	737.9%
Total deposits and borrowings	8,764,533	8,595,398	2.0%
Other Liabilities:
Acceptances outstanding	35,945	28,607	25.7%
Lease liability	24,031	27,370	-12.2%
Other liabilities	107,287	124,999	-14.2%
Total liabilities	$8,931,796	$8,776,374	1.8%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	30.0%	30.7%
NOW accounts	28.7%	29.7%
Savings and money market accounts	26.0%	26.0%
Time deposits	15.3%	13.6%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	100.0%	98.8%
Other borrowings	—%	1.2%
	100.0%	100.0%

Liabilities and Funding Sources
As shown in Table 15 above, at June 30, 2023, OFG’s total liabilities were $8.932 billion, 1.8% higher than the $8.776 billion reported at December 31, 2022. Deposits and borrowings, OFG’s funding sources, amounted to $8.765 billion at June 30, 2023 compared to $8.595 billion at December 31, 2022. Deposits, excluding accrued interest payable, decreased by $30.7 million reflecting a decrease in demand deposits of $173.9 million, brokered deposits of $11.4 million and savings and money market accounts of $5.6 million, offset by an increase of $154.9 million in time deposits. Commercial deposits, excluding public funds, increased by $55.0 million and retail deposits decreased by $150.8 million.
As of June 30, 2023 borrowings consist of FHLB advances amounting to $226.5 million. Borrowings increased by $199.5 million, when compared to $27.0 million at December 31, 2022, reflecting a new two-year FHLB advance of $200 million with a rate of 4.52% in 2023.

Stockholders’ Equity
At June 30, 2023, OFG’s total stockholders’ equity was $1.100 billion, a 5.5% increase when compared to $1.042 billion at December 31, 2022. This increase reflects an increase in retained earnings of $60.7 million, mainly due to $90.4 million in net income, partially offset by $21.1 million in common stock dividends and an increase in legal surplus of $8.7 million during 2023, and a decrease in accumulated other comprehensive loss, net of tax, of $3.8 million from positive market value adjustments on available-for-sale investment securities. These variances were partially offset by a decrease of $0.7 million in additional paid-in capital and $15.1 million from treasury stock as a result of repurchases of common stock in the aggregate amount of $16.5 million in connection with the $100 million stock buyback program announced in 2022.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the FRB and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2023, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
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
The risk-based capital ratios presented in Table 16 include common equity tier 1, tier 1 capital, total capital and leverage capital as of June 30, 2023 and December 31, 2022 and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at June 30, 2023 and December 31, 2022:
TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	June 30,	December 31,	Variance
	2023	2022	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,099,751	$1,042,406	5.5%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.03%	13.64%	2.9%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$1,086,587	1,037,385	4.7%
Minimum common equity tier 1 capital required	$348,432	342,246	1.8%
Minimum capital conservation buffer required (2.5%)	$193,573	190,137	1.8%
Excess over regulatory requirement	$544,582	505,002	7.8%
Risk-weighted assets	$7,742,933	7,605,466	1.8%
Tier 1 risk-based capital ratio	14.03%	13.64%	2.9%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$1,086,587	$1,037,385	4.7%
Minimum tier 1 risk-based capital required	$464,576	$456,328	1.8%
Minimum capital conservation buffer required (2.5%)	$193,573	190,137	1.8%
Excess over regulatory requirement	$428,438	$390,920	9.6%
Risk-weighted assets	$7,742,933	$7,605,466	1.8%
Total risk-based capital ratio	15.29%	14.89%	2.7%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,183,793	$1,132,658	4.5%
Minimum total risk-based capital required	$619,435	$608,437	1.8%
Minimum capital conservation buffer required (2.5%)	$193,573	190,137	1.8%
Excess over regulatory requirement	$370,785	$334,084	11.0%
Risk-weighted assets	$7,742,933	$7,605,466	1.8%
Leverage capital ratio	10.85%	10.36%	4.7%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$1,086,587	$1,037,385	4.7%
Minimum tier 1 capital required	$400,453	$400,445	0.0%
Excess over regulatory requirement	$686,134	$636,940	7.7%
Tangible common equity to total assets	9.88%	9.48%	4.2%
Tangible common equity to risk-weighted assets	12.80%	12.24%	4.6%
Total equity to total assets	10.96%	10.62%	3.2%
Total equity to risk-weighted assets	14.20%	13.71%	3.6%
Stock data:
Outstanding common shares	47,076,187	47,581,375	(1.1)%
Book value per common share	$23.36	$21.91	6.6%
Tangible book value per common share	$21.06	$19.56	7.7%
Market price at end of period	$26.08	$27.56	-5.4%
Market capitalization at end of period	$1,227,747	$1,311,343	-6.4%

From December 31, 2022 to June 30, 2023, leverage capital ratio increased from 10.36% to 10.85%, tier 1 risk-based capital ratio increased from 13.64% to 14.03%, total risk-based capital ratio increased from 14.89% to 15.29%, common equity tier 1 capital ratio increased from 13.64% to 14.03%, and tangible common equity to tangible total assets increased from 9.59% to 9.99%. The increases in capital ratios reflected an increase in retained earnings from net income, net of dividends and stock repurchases, partially offset by an increase in risk-weighted assets of $148 million. Risk-weighted assets increased mainly from an increase in loans.
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,099,751	$1,042,406
Goodwill	(84,241)	(84,241)
Other intangible assets	(24,143)	(27,593)
Total tangible common equity (non-GAAP)	$991,367	$930,572
Total assets	$10,031,547	9,818,780
Goodwill	(84,241)	(84,241)
Core deposit intangible	(18,489)	(21,131)
Customer relationship intangible	(5,654)	(6,462)
Total tangible assets	$9,923,163	$9,706,946
Tangible common equity to tangible assets	9.99%	9.59%
Common shares outstanding at end of period	47,076,187	47,581,375
Tangible book value per common share	$21.06	$19.56
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

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	June 30,	December 31,	Variance
	2023	2022	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,086,587	$1,037,385	4.7%
Tier 1 capital	1,086,587	1,037,385	4.7%
Additional Tier 2 capital	97,206	95,273	2.0%
Total risk-based capital	$1,183,793	$1,132,658	4.5%
Risk-weighted assets:
Balance sheet items	$7,187,688	$6,976,335	3.0%
Off-balance sheet items	555,245	629,131	(11.7)%
Total risk-weighted assets	$7,742,933	$7,605,466	1.8%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	14.03%	13.64%	2.9%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.03%	13.64%	2.9%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.29%	14.89%	2.7%
Leverage ratio (minimum required - 4%)	10.85%	10.36%	4.7%
Equity to assets	10.96%	10.62%	3.2%
Tangible common equity to assets	9.88%	9.48%	4.2%
The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2023 and December 31, 2022:

	June 30,	December 31,	Variance
	2023	2022	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.97%	12.36%	4.94%
Actual common equity tier 1 capital	$997,781	$933,494	6.9%
Minimum capital requirement (4.5%)	$346,317	$339,910	1.9%
Minimum capital conservation buffer requirement (2.5%)	$192,399	$188,839	1.9%
Minimum to be well capitalized (6.5%)	$500,236	$490,981	1.9%
Tier 1 Capital to Risk-Weighted Assets	12.97%	12.36%	4.9%
Actual tier 1 risk-based capital	$997,781	$933,494	6.9%
Minimum capital requirement (6%)	$461,756	$453,214	1.9%
Minimum capital conservation buffer requirement (2.5%)	$192,399	$188,839	1.9%
Minimum to be well capitalized (8%)	$615,676	$604,285	1.9%
Total Capital to Risk-Weighted Assets	14.22%	13.61%	4.5%
Actual total risk-based capital	$1,094,407	$1,028,126	6.4%
Minimum capital requirement (8%)	$615,676	$604,285	1.9%
Minimum capital conservation buffer requirement (2.5%)	$192,399	$188,839	1.9%
Minimum to be well capitalized (10%)	$769,594	$755,356	1.9%
Total Tier 1 Capital to Average Total Assets	10.07%	9.42%	6.9%
Actual tier 1 capital	$997,781	$933,494	6.9%
Minimum capital requirement (4%)	$396,512	$396,525	—%
Minimum to be well capitalized (5%)	$495,640	$495,656	—%

OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At June 30, 2023 and December 31, 2022, OFG’s market capitalization for its outstanding common stock was $1.228 billion ($26.08 per share) and $1.311 billion ($27.56 per share), respectively.
The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2023
June 30, 2023	$27.80	$22.80	$0.22
March 31, 2023	$30.42	$24.37	$0.22
2022
December 31, 2022	$28.90	$25.50	$0.20
September 30, 2022	$29.45	$24.66	$0.20
June 30, 2022	$29.22	$25.40	$0.15
March 31, 2022	$30.54	$26.21	$0.15
2021
December 31, 2021	$27.33	$23.84	$0.12
September 30, 2021	$25.66	$20.04	$0.12
June 30, 2021	$25.14	$21.61	$0.08
March 31, 2021	$22.93	$16.48	$0.08

In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program to purchase $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During the six month period ended June 30, 2023, OFG repurchased 670,099 shares for a total of $16.5 million at an average price of $24.57 per share. During the six month period ended June 30, 2022, OFG repurchased 2,351,868 shares for a total of $64.1 million at an average price of $27.04 per share.
At June 30, 2023 the number of shares that may yet be purchased under the $100 million stock buyback program is estimated at 744,745 and was calculated by dividing the remaining balance of $19.4 million by $26.08 (closing price of OFG’s common stock at June 30, 2023).
OFG did not repurchase any shares of its common stock during the six month periods ended June 30, 2023 and 2022, other than through its publicly announced stock repurchase program.

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

In March 2023, the market reacted with volatility as a result of the collapse of Silicon Valley Bank and Signature Bank, and then First Republic Bank on May 1, 2023, three large US regional banks, which became the biggest bank failures since 2008, after they experienced a run on deposits mainly driven by a significant decrease in the value of their investments. Market reactions to recession concerns and inflationary pressure, combined with aggressive interest rate increases as part of the FRB’s efforts to control inflation during 2022 and 2023, had a significant impact on bond prices, including those guaranteed by the US government or by a US government-sponsored entity. Nevertheless, we believe that OFG has strong capital and liquidity levels that facilitate holding securities until the recovery of their amortized cost basis. We also believe that our market risk management practices have allowed us to effectively manage the market volatility over time and remain strong under these challenging conditions. We do not have significant deposit client concentrations and further believe that our clients are confident in the resiliency of the Bank. As a result of the events triggered by such bank failures, we have not experienced significant changes in our customer deposits base. Total core deposits at June 30, 2023 amounted to $8.538 billion compared to $8.557 billion at December 31, 2022.
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
On a quarterly basis, OFG performs net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a five-year time horizon, assuming certain upward and downward interest rate movements, achieved during a twelve-month period. Market scenarios that include instantaneous and parallel interest rate movements as well as other scenarios with gradual interest rate ramps, speed of interest rate changes, and changes in the slope of the yield curve are also modeled. In addition to the change in interest rates, the results of the analysis could be affected by prepayments, caps, and floors. Management exercises its best judgment in formulating assumptions regarding events that management can influence such as non-

maturity deposits repricing, as well as events outside management’s control such as customer behavior on loans and deposits activity and the effects that competition has on both lending and deposits pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors.
OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations.

The following table presents the results of the simulations for the most likely scenarios at June 30, 2023. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$10,005	1.73%	$3,396	0.59%
+ 100 Basis points	$22,332	3.86%	$9,352	1.62%
+ 200 Basis points	$46,524	8.04%	$20,480	3.54%
- 50 Basis points	$(14,104)	-2.44%	$(7,482)	-1.29%
'-100 Basis points	$(26,644)	-4.60%	$(13,301)	-2.30%
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

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and advances from the FHLB in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed, in the past, certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms and using hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that consist of the short-term advances from the FHLB still outstanding as of June 30, 2023.

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
Following is a summary of certain strategies, including derivative activities, currently used by OFG to manage interest rate risk:
Interest rate swaps and borrowings — OFG uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB that are tied to a variable rate index. The interest rate swaps effectively fix OFG’s interest payments on these borrowings. As of June 30, 2023, OFG had $25.6 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $25.6 million in advances from the FHLB that reprice or are being rolled over on a monthly basis. An asset of $120 thousand was recognized at June 30, 2023 related to the valuation of these swaps. During the first quarter of 2023, OFG entered into a $200.0 million 2-year FHLB advance with a weighted average interest rate of 4.52%.
LIBOR Transition
In July 2017, the Chief Executive of the Financial Conduct Authority (“FCA”) announced that the FCA intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. However, the administrator of LIBOR extended the publication of the most commonly used U.S. Dollar LIBOR settings until June 30, 2023 and has ceased publishing other LIBOR settings since December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. Dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act of 2022, which provided for a statutory transition to a replacement rate selected by the FRB based on the Secured Overnight Financing Rate (“SOFR”) for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the FRB adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. As of June 30, 2023, OFG has transitioned all of its financial instruments to an alternative benchmark rate by adopting the SOFR alternatives as well as other credit sensitive alternative reference rates.
Credit Risk
Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for OFG is its lending activities. In Puerto Rico, OFG’s principal market, we believe that recent macroeconomic conditions continue to show strength; however, as was demonstrated by Hurricane Fiona in September 2022, the January 2020 earthquakes and Hurricanes Irma and Maria in 2017, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. The effects of climate change may further increase the risk of natural disasters in the future and the correlative risk that the physical impact of such events could adversely affect our customers, operations, and business. Moreover, the Puerto Rico government’s fiscal challenges and Puerto Rico’s unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing OFG’s loans may suffer significant damages.
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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. Deposit volumes as well as the customer deposit base have remained stable. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements, subordinated notes and brokered deposits.
In the ordinary course of the OFG’s operations, OFG has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.282 billion at June 30, 2023 ($142.4 million with maturity of one year or less and $1.139 billion with maturity over one year) compared to $1.403 billion at December 31, 2022 ($214.7 million with maturity of one year or less and $1.188 billion with maturity over one year), and standby letters of credit provided to customers amounted to $24.9 million at both June 30, 2023 and December 31, 2022. Loans sold with recourse at June 30, 2023 and December 31, 2022 amounted to $103.5 million and $110.9 million, respectively.
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
At June 30, 2023 and December 31, 2022, OFG maintained other non-credit commitments amounting to $21.7 million and $21.5 million, respectively, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At June 30, 2023 and December 31, 2022, OFG had commitments for capital expenditures in technology amounting to $7.0 million and $8.6 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
OFG expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. Our liquidity risk management practices have allowed us to effectively manage the market volatility in the past, as with the Covid-19 pandemic, and in the present, with the recent disruption in the banking industry with the high-profile bank failures during the first half of the year 2023. Liquidity has been consistently growing from the federal stimulus programs Puerto Rico is receiving following Hurricane Maria in 2017, the January 2020 earthquakes, the Covid-19 pandemic and Hurricane Fiona in 2022. However, liquidity can be further affected by a number of factors such as, counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from inflation, recent geopolitical events, and increasing recessionary risk in the US, we continue monitoring our liquidity position, specifically cash on hand to meet customer demands.
In addition, as OFG is a holding company and is a separate operating entity from the Bank, OFG’s primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. Management believes that these limitations will not impact OFG’s ability to meet its ongoing short-term cash obligations.
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
As of June 30, 2023, OFG had approximately $799.0 million in unrestricted cash and cash equivalents, $1.289 billion in investment securities that are not pledged as collateral, $431.0 million in borrowing capacity at the FHLB and a secured line of credit through the Federal Reserve Bank discount window with availability to borrow $1.3 million. Also starting in first quarter 2023, the Bank is eligible to borrow from the FRB's Bank Term Funding Program (“BTFP”), which provides additional contingent liquidity through the pledging of certain qualifying securities and other assets. The BTFP is a one year program ending March 11, 2024 and OFG can borrow any time during the term and can repay the obligation at any time without penalty. The Bank pledged $52 million under the program even though it does not expect to use it. At June 30, 2023, the Bank had $804 million in securities not pledged that qualified for the BTFP.
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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K, except as set forth in our subsequent quarterly reports on Form 10-Q. In addition to other information set forth in this quarterly report, you should carefully consider the risk factors included in our 2022 Form 10-K, as updated by this report or other filings we make with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to OFG at this time or OFG currently deems immaterial may also adversely affect OFG’s business, financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

In January 2022, OFG announced the approval by its Board of Directors of a new stock repurchase program to purchase $100 million of our common stock in the open market. Any shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended June 30, 2023, OFG repurchased 565,299 shares for a total of $13.6 million at an average price of $24.01 per share.

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended June 30, 2023, excluding the month of June during which no shares were repurchased as part of the stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
4/1/23 - 4/30/2023	84,600	$25.23	84,600	$30,862
5/1/23 - 5/31/2023	480,699	23.80	480,699	19,422
Total	565,299	$24.01	565,299	$19,422
The number of shares that may yet be purchased under the current $100 million stock buyback program is estimated at 744,745 and was calculated by dividing the remaining balance of $19.4 million by $26.08 (closing price of OFG common stock at June 30, 2023). OFG did not repurchase any shares of its common stock during the quarter ended June 30, 2023 other than through its publicly announced stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: August 4, 2023
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: August 4, 2023
Maritza Arizmendi Díaz Chief Financial Officer