Form 10-Q
period 2023-09-30
OFG BANCORP
filed 2023-11-06
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
47,057,806 common shares ($1.00 par value per share) outstanding as of October 31, 2023

FORWARD-LOOKING STATEMENTS
The information included in this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of OFG Bancorp (“we,” “our,” “us” or “OFG”), including, but not limited to, statements with respect to the adequacy of the allowance for credit losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on OFG’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
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
•unforeseen or catastrophic events, including extreme weather events, other natural disasters, man-made disasters, pandemics, war or other international conflicts and acts of terrorism (including cyber-attacks), or utility disruptions, which could cause a disruption in our operations or other adverse consequences for our business;
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

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision for credit losses expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; OFG’s ability to grow its core businesses; decisions to downsize, sell or close units or otherwise change OFG’s business mix; and management’s ability to identify and manage these and other risks.
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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30,	December 31,
	2023	2022
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$528,626	$546,146
Money market investments	4,073	4,161
Total cash and cash equivalents	532,699	550,307
Restricted cash	—	157
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2022 - $162)	14	9
Investment securities available-for-sale, at fair value, with amortized cost of $1,663,633 (December 31, 2022 - $1,522,812); no allowance for credit losses “ACL”	1,513,153	1,412,776
Investment securities held-to-maturity, at amortized cost, with fair value of $441,759 (December 31, 2022 - $469,186); no allowance for credit losses	519,145	535,070
Equity securities	42,162	23,667
Total investments	2,074,474	1,971,522
Loans:
Loans held-for-sale, at lower of cost or fair value	25,846	40,587
Loans held for investment, net of allowance for credit losses of $157,529 (December 31, 2022 - $152,673)	7,104,206	6,682,649
Total loans	7,130,052	6,723,236
Other assets:
Foreclosed real estate	9,555	11,214
Accrued interest receivable	67,868	62,402
Deferred tax asset, net	11,121	55,485
Premises and equipment, net	103,040	106,820
Customers' liability on acceptances	30,984	28,607
Servicing assets	50,601	50,921
Goodwill	84,241	84,241
Other intangible assets	22,419	27,593
Operating lease right-of-use assets	20,011	25,363
Other assets	120,073	120,912
Total assets	$10,257,138	$9,818,780
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022 (CONTINUED)

	September 30,	December 31,
	2023	2022
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,894,958	$5,176,758
Savings accounts	2,216,162	2,227,965
Time deposits	1,430,433	1,163,641
Total deposits	8,541,553	8,568,364
Borrowings:
Securities sold under agreements to repurchase	150,701	—
Advances from the Federal Home Loan Bank of New York (the “FHLB”)	300,774	26,716
Other borrowings	—	318
Total borrowings	451,475	27,034
Other liabilities:
Acceptances executed and outstanding	30,984	28,607
Operating lease liabilities	22,269	27,370
Accrued expenses and other liabilities	115,394	124,999
Total liabilities	9,161,675	8,776,374
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 47,057,806 shares outstanding (December 31, 2022 - 59,885,234 shares issued; 47,581,375 shares outstanding)	59,885	59,885
Additional paid-in capital	637,389	636,793
Legal surplus	146,774	133,901
Retained earnings	607,466	516,371
Treasury stock, at cost, 12,827,428 shares (December 31, 2022 - 12,303,859 shares)	(228,374)	(211,135)
Accumulated other comprehensive loss, net of tax of $22,803 (December 31, 2022 - $16,221)	(127,677)	(93,409)
Total stockholders’ equity	1,095,463	1,042,406
Total liabilities and stockholders’ equity	$10,257,138	$9,818,780
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Interest income:
Loans	$142,139	$116,240	$405,968	$335,162
Mortgage-backed securities	12,556	9,665	33,223	21,424
Investment securities and other	11,013	8,770	33,490	13,260
Total interest income	165,708	134,675	472,681	369,846
Interest expense:
Deposits	20,819	7,987	49,232	21,972
Securities sold under agreements to repurchase	728	—	728	—
Advances from FHLB and other borrowings	2,374	178	5,393	555
Subordinated capital notes	—	—	—	521
Total interest expense	23,921	8,165	55,353	23,048
Net interest income	141,787	126,510	417,328	346,798
Provision for credit losses	16,430	7,120	40,919	15,362
Net interest income after provision for credit losses	125,357	119,390	376,409	331,436
Non-interest income:
Banking service revenue	17,303	17,234	52,256	52,937
Wealth management revenue	7,691	8,173	23,005	24,300
Mortgage banking activities	5,410	4,891	14,533	15,476
Total banking and financial service revenues	30,404	30,298	89,794	92,713

Net (loss) gain on:
Sale of securities	—	—	(1,149)	—
Early extinguishment of debt	—	—	—	42
Other non-interest income	295	322	1,028	5,681
Total non-interest income	30,699	30,620	89,673	98,436
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023 AND 2022 (CONTINUED)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	38,095	35,332	114,409	104,830
Occupancy, equipment and infrastructure costs	14,887	12,638	43,506	37,415
Electronic banking charges	10,662	9,965	31,260	29,473
Information technology expenses	7,106	5,270	20,712	15,602
Professional and service fees	4,810	6,441	15,193	19,224
Taxes, other than payroll and income taxes	3,407	3,324	9,944	9,897
Insurance	2,433	2,394	8,039	7,458
Loan servicing and clearing expenses	1,715	2,144	5,848	6,309
Advertising, business promotion, and strategic initiatives	2,206	1,926	6,304	5,815
Communication	1,040	982	3,229	3,230
Printing, postage, stationery and supplies	922	878	2,518	2,755
Director and investor relations	269	261	1,047	856
Foreclosed real estate and other repossessed assets (income) loss, net of expenses	(27)	573	(1,554)	(2,313)
Other	2,633	5,364	8,811	13,354
Total non-interest expense	90,158	87,492	269,266	253,905
Income before income taxes	65,898	62,518	196,816	175,967
Income tax expense	21,025	20,599	61,541	56,095
Net income available to common shareholders	$44,873	$41,919	$135,275	$119,872
Earnings per common share:
Basic	$0.95	$0.88	$2.86	$2.49
Diluted	$0.95	$0.87	$2.84	$2.47
Average common shares outstanding and equivalents	47,392	47,926	47,605	48,594
Cash dividends per share of common stock	$0.22	$0.20	$0.66	$0.50
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE QUARTERS AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$44,873	$41,919	$135,275	$119,872
Other comprehensive income (loss) before tax:
Unrealized loss on securities available-for-sale	(45,176)	(63,929)	(41,593)	(129,534)
Realized loss on sale of securities available-for-sale	—	—	1,149	—
Unrealized (loss) gain on cash flow hedges	(120)	245	(406)	1,214
Other comprehensive loss before taxes	(45,296)	(63,684)	(40,850)	(128,320)
Income tax effect	7,183	9,297	6,582	19,271
Other comprehensive loss after taxes	(38,113)	(54,387)	(34,268)	(109,049)
Comprehensive income (loss)	$6,760	$(12,468)	$101,007	$10,823
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Common stock:
Balance at the beginning and end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	636,051	634,612	636,793	637,061
Stock-based compensation expense	1,354	911	3,723	2,915
Lapsed restricted stock units	(16)	—	(3,127)	(4,453)
Balance at end of period	637,389	635,523	637,389	635,523
Legal surplus:
Balance at beginning of period	142,567	125,365	133,901	117,677
Transfer from retained earnings	4,207	4,064	12,873	11,752
Balance at end of period	146,774	129,429	146,774	129,429
Retained earnings:
Balance at beginning of period	577,042	455,590	516,371	399,949
Net income	44,873	41,919	135,275	119,872
Cash dividends declared on common stock[1]	(10,242)	(9,388)	(31,307)	(24,012)
Transfer to legal surplus	(4,207)	(4,064)	(12,873)	(11,752)
Balance at end of period	607,466	484,057	607,466	484,057
Treasury stock:
Balance at beginning of period	(226,230)	(211,138)	(211,135)	(150,572)
Stocks repurchased	(2,186)	—	(18,653)	(64,110)
Lapsed restricted stock units and options	42	—	1,414	3,544
Balance at end of period	(228,374)	(211,138)	(228,374)	(211,138)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(89,564)	(49,502)	(93,409)	5,160
Other comprehensive loss, net of tax	(38,113)	(54,387)	(34,268)	(109,049)
Balance at end of period	(127,677)	(103,889)	(127,677)	(103,889)
Total stockholders’ equity	$1,095,463	$993,867	$1,095,463	$993,867
[1] Dividends declared per common share during the quarter ended September 30, 2023 - $0.22 (September 30, 2022 - $0.20). Dividends declared per common share during the nine-month period ended September 30, 2023 - $0.66 (September 30, 2022 - $0.50).
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

	Nine-Month Period Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$135,275	$119,872
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value premiums on loans	1,182	827
Amortization of investment securities (discounts), net of accretion of premiums	(3,185)	254
Amortization of other intangible assets	5,174	6,431
Net change in operating leases	251	270
Depreciation and amortization of premises and equipment	15,290	10,593
Deferred income tax expense, net	50,947	52,229
Provision for credit losses	40,919	15,362
Stock-based compensation	3,723	2,915
(Gain) loss on:
Sale of securities	1,149	—
Sale of loans	(327)	(503)
Early extinguishment of debt	—	(42)
Foreclosed real estate and other repossessed assets	(5,820)	(11,077)
Sale of other assets	17	(4,761)
Originations and purchases of loans held-for-sale	(67,235)	(152,350)
Proceeds from sale of loans held-for-sale	8,012	93,756
Net decrease (increase) in:
Accrued interest receivable	(5,474)	(2,885)
Servicing assets	320	(1,088)
Other assets	287	13,154
Net increase (decrease) in:
Accrued interest on deposits and borrowings	1,373	(238)
Accrued expenses and other liabilities	6,255	(27,173)
Net cash provided by operating activities	188,133	115,546

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023 AND 2022 (CONTINUED)
	Nine-Month Period Ended September 30,
	2023	2022
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(492,155)	(1,120,589)
Investment securities held-to-maturity	—	(196,742)
FHLB stock	(15,081)	(122)
Equity securities	(5,136)	(4,234)
Maturities and redemptions of:
Investment securities available-for-sale	219,907	102,045
Investment securities held-to-maturity	16,843	23,463
FHLB stock	2,098	62
Proceeds from sales of:
Investment securities available-for-sale	202,133	—
Foreclosed real estate and other repossessed assets, including write-offs	45,409	38,219
Premises and equipment	38	4,762
Origination and purchase of loans, excluding loans held-for-sale	(2,652,868)	(2,144,528)
Principal repayment of loans	2,141,933	1,831,475
Additions to premises and equipment	(11,609)	(24,828)
Net cash used in investing activities	$(548,488)	$(1,491,017)
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(30,281)	290,105
Securities sold under agreements to repurchase	150,632	—
Subordinated capital notes	—	(36,041)
FHLB advances and other borrowings	273,068	(1,280)
Exercise of stock options and restricted units lapsed, net	(1,713)	(909)
Purchase of treasury stock	(18,653)	(64,110)
Dividends paid on common stock	(30,463)	(20,511)
Net cash provided by financing activities	$342,590	$167,254
Net change in cash, cash equivalents and restricted cash	(17,765)	(1,208,217)
Cash, cash equivalents and restricted cash at beginning of period	550,464	2,023,650
Cash, cash equivalents and restricted cash at end of period	$532,699	$815,433

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023 AND 2022 (CONTINUED)

	Nine-Month Period Ended September 30,
	2023	2022
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$528,626	$810,281
Money market investments	4,073	4,988
Restricted cash	—	164
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$532,699	$815,433

	Nine-Month Period Ended September 30,
	2023	2022
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$50,017	$18,370
Income taxes paid	$3,438	$4,428
Operating lease liabilities paid	$7,487	$7,581
Mortgage loans held-for-sale securitized into mortgage-backed securities	$69,964	$80,428
Transfer from loans to foreclosed real estate and other repossessed assets	$38,233	$29,118
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$6,471	$18,571
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$8,596	$18,000
Financed sales of foreclosed real estate	$488	$1,092
Delinquent loans booked under the GNMA buy-back option	$18,227	$29,050
Conversion of debt security to equity security	$376	$1,500
See notes to unaudited consolidated financial statements.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), and OFG Ventures LLC (“OFG Ventures”), which holds investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, auto leasing and lending, financial planning, insurance sales, money management, investment banking and securities brokerage services, as well as corporate and individual trust services. Effective December 31, 2022, OFG sold its retirement plan administration business, which was operated under a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), which thereafter ceased its operations. The results for the nine-month period ended September 30, 2022 included OPC operations.
Securities Sold Under Agreements to Repurchase
Oriental sells securities under agreements to repurchase the same or similar securities. Oriental retains effective control over the securities sold under these agreements. Accordingly, such agreements are treated as financing arrangements, and the obligations to repurchase the securities sold are reflected as liabilities. The securities underlying the financing agreements remain included in the asset accounts. The counterparty to repurchase agreements generally has the right to repledge the securities received as collateral.
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). Operating results for the nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. OFG evaluated subsequent events through the filing date of this report with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recently Adopted Accounting Standards Updates
Financial Instruments—Credit Losses Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the Financial Accounting Standards Board issued ASU 2022-02 to address the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-402 and amend the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. OFG adopted the guidance related to the elimination of the recognition and measurement of TDRs and the enhancement of disclosures for loan restructurings for borrowers experiencing financial difficulty as of January 1, 2023, using the prospective transition method. As of our adoption date, all restructurings, including restructurings for borrowers experiencing financial difficulty, are evaluated to determine whether they result in a new loan or a continuation of an existing loan. Loan restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan as the terms of the restructured loans are typically not at market rates. When a loan is restructured under ASU 2022-02, we continue to measure impairment on the loan using a discounted cash flow approach that utilizes the loan’s restructured terms, including the post-restructuring interest rate, which does not result in any material changes to the allowance for credit losses. We also adopted the disclosure guidance related to the presentation of gross write-offs by year of origination in our vintage disclosures on January 1, 2023. At the adoption of this guidance on January 1, 2023, there was no material impact on our financial statements. Refer to Note 4 – Loans for new disclosures.
NOTE 2 – RESTRICTED CASH
OFG had a contract with the Federal National Mortgage Association (the “FNMA”) which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At December 31, 2022, OFG had delivered as collateral cash amounting to approximately $157 thousand. On May 1, 2023, OFG and a third-party servicer terminated a subservicing agreement by mutual agreement. Pursuant to such termination, the third-party servicer became the direct servicer of the FNMA loans sold with recourse, thereby relieving OFG of its obligation to deliver collateral with respect to such loans. Therefore, no collateral was delivered at September 30, 2023.
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered September 30, 2023 was $480.5 million (December 31, 2022 - $482.9 million). At September 30, 2023 and December 31, 2022, the Bank complied with this requirement. Cash and due from bank, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2023 and December 31, 2022, money market instruments included as part of cash and cash equivalents amounted to $4.1 million and $4.2 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$7,717	$—	$430	$7,287	1.76%
Due from 5 to 10 years	48,962	—	4,373	44,589	2.00%
Due after 10 years	1,204,722	—	94,878	1,109,844	3.91%
Total FNMA and FHLMC certificates	1,261,401	—	99,681	1,161,720	3.82%
GNMA Securities
Due from 1 to 5 years	$10,143	$—	$585	$9,558	1.71%
Due from 5 to 10 years	18,234	4	1,490	16,748	2.18%
Due after 10 years	361,250	375	48,547	313,078	3.23%
Total GNMA certificates	389,627	379	50,622	339,384	3.15%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	10,199	—	530	9,669	1.78%
Due from 5 to 10 years	147	—	2	145	2.14%
Due after 10 years	882	—	21	861	5.07%
Total CMOs issued by US government-sponsored agencies	11,228	—	553	10,675	2.04%
Total mortgage-backed securities	1,662,256	379	150,856	1,511,779	3.65%
Investment securities
US Treasury securities
Due less than 1 year	739	—	—	739	5.45%
Other debt securities
Due from 1 to 5 years	638	—	3	635	3.19%
Total investment securities	1,377	—	3	1,374	4.40%
Total securities available for sale	$1,663,633	$379	$150,859	$1,513,153	3.65%

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$320,249	$—	$74,607	$245,642	1.72%
Investment securities
US Treasury securities
Due less than 1 year	$198,896	$—	$2,779	$196,117	3.34%
Total securities held to maturity	$519,145	$—	$77,386	$441,759	2.34%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
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
At September 30, 2023 and December 31, 2022, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption.
Investment securities at September 30, 2023 include $671.8 million pledged to secure securities sold under agreements to repurchase, government deposits and regulatory collateral, of which $462.9 million serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge it. Investment securities as of December 31, 2022 include $294.2 million pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $293.7 million serve as collateral for public funds.
At both September 30, 2023 and December 31, 2022, the Bank’s international banking entities held short-term US Treasury securities in the amount of $325 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”).
During the nine-month periods ended September 30, 2023 and 2022, OFG retained securitized GNMA pools totaling $52.8 million and $80.4 million amortized cost, respectively, at a yield of 5.20% and 3.53%, respectively, from its own originations. Also, during the nine-month period ended September 30, 2023, OFG retained FNMA pools totaling $17.2 million, at a yield of 5.37%, from its own originations. OFG did not retain FNMA pools during the nine-month period ended September 30, 2022.
During the nine-month periods ended September 30, 2023 and 2022, OFG purchased $1.5 million and $411.0 million, respectively, of available for sale US Treasury securities.
During the nine-month period ended September 30, 2023, OFG sold $203.3 million of available for sale US Treasury securities and recognized a $1.1 million loss in the sale. These losses are included in the consolidated statements of operations.

	Nine-Month Period Ended September 30, 2023
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Investment securities
US Treasury securities	$202,133	$203,282	$—	$1,149
There were no sales of securities during the nine-month period ended September 30, 2022.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at September 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2023
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$750,699	$91,423	$659,276
GNMA certificates	292,915	48,099	244,816
CMOs issued by US Government-sponsored agencies	11,228	553	10,675
Other debt securities	139	3	136
	$1,054,981	$140,078	$914,903

Held-to-maturity
FNMA and FHLMC certificates	$320,249	$74,607	$245,642
US Treasury securities	198,896	2,779	196,117
	$519,145	$77,386	$441,759

	September 30, 2023
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$510,701	$8,257	$502,444
GNMA certificates	84,757	2,523	82,234
	$595,458	$10,780	$584,678

	September 30, 2023
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$1,261,401	$99,681	$1,161,720
GNMA certificates	377,672	50,622	327,050
CMOs issued by US Government-sponsored agencies	11,228	553	10,675
Other debt securities	139	3	136
	$1,650,440	$150,859	$1,499,581
Held-to-maturity
FNMA and FHLMC certificates	$320,249	$74,607	$245,642
US Treasury securities	198,896	2,779	196,117
	$519,145	$77,386	$441,759

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
The composition of the amortized cost basis of OFG’s loan portfolio at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023			December 31, 2022
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$1,001,062	$125,635	$1,126,697	$974,202	$138,678	$1,112,880
Other commercial and industrial	984,473	14,222	998,695	854,442	20,474	874,916
US commercial loans	707,593	—	707,593	642,133	—	642,133
	2,693,128	139,857	2,832,985	2,470,777	159,152	2,629,929
Mortgage	648,414	955,596	1,604,010	675,793	1,028,428	1,704,221
Consumer:
Personal loans	561,185	284	561,469	480,620	338	480,958
Credit lines	11,169	288	11,457	12,826	300	13,126
Credit cards	40,030	—	40,030	42,872	—	42,872
Overdraft	239	—	239	301	—	301
	612,623	572	613,195	536,619	638	537,257
Auto	2,208,993	2,552	2,211,545	1,958,257	5,658	1,963,915
	6,163,158	1,098,577	7,261,735	5,641,446	1,193,876	6,835,322
Allowance for credit losses	(148,210)	(9,319)	(157,529)	(141,841)	(10,832)	(152,673)
Total loans held for investment, net	6,014,948	1,089,258	7,104,206	5,499,605	1,183,044	6,682,649
Mortgage loans held for sale	564	—	564	19,499	—	19,499
Other loans held for sale	25,282	—	25,282	21,088	—	21,088
Total loans held for sale	25,846	—	25,846	40,587	—	40,587
Total loans, net	$6,040,794	$1,089,258	$7,130,052	$5,540,192	$1,183,044	$6,723,236
During the quarter ended September 30, 2023, OFG transferred to held for sale a US commercial loan amounting to $2.0 million, net of $2.7 million charge-off, which was subsequently sold in October 2023. During the quarter ended September 30, 2023, OFG transferred to held for sale a small portfolio of non-performing small business commercial loans amounting to $4.4 million, net of a $906 thousand charge-off recognized during the quarter.
At September 30, 2023 and December 31, 2022, OFG had carrying balances of $68.3 million and $73.7 million, respectively, in loans held for investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present the aging of the amortized cost of loans held for investment at September 30, 2023 and December 31, 2022, by class of loans. Mortgage loans past due include $18.2 million and $32.6 million of delinquent loans in the Government National Mortgage Association (“GNMA”) buy-back option program at September 30, 2023 and December 31, 2022, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial loans:
Commercial secured by real estate	$1,581	$759	$4,159	$6,499	$994,563	$1,001,062	$—
Other commercial and industrial	2,657	337	5,284	8,278	976,195	984,473	—
US commercial loans	332	—	—	332	707,261	707,593	—
	4,570	1,096	9,443	15,109	2,678,019	2,693,128	—
Mortgage	5,539	8,841	34,508	48,888	599,526	648,414	2,899
Consumer:
Personal loans	5,891	3,171	2,626	11,688	549,497	561,185	—
Credit lines	54	126	71	251	10,918	11,169	—
Credit cards	608	265	565	1,438	38,592	40,030	—
Overdraft	45	—	—	45	194	239	—
	6,598	3,562	3,262	13,422	599,201	612,623	—
Auto	97,901	41,377	16,301	155,579	2,053,414	2,208,993	—
Total loans	$114,608	$54,876	$63,514	$232,998	$5,930,160	$6,163,158	$2,899
As of September 30, 2023, total past due loans exclude $8.1 million of past due commercial loans held for sale.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial loans:
Commercial secured by real estate	$923	$164	$6,147	$7,234	$966,968	$974,202	$—
Other commercial and industrial	943	720	3,225	4,888	849,554	854,442	—
US commercial loans	—	—	—	—	642,133	642,133	—
	1,866	884	9,372	12,122	2,458,655	2,470,777	—
Mortgage	9,267	5,848	56,714	71,829	603,964	675,793	3,856
Consumer:
Personal loans	4,263	2,669	2,314	9,246	471,374	480,620	—
Credit lines	500	154	117	771	12,055	12,826	—
Credit cards	730	486	682	1,898	40,974	42,872	—
Overdraft	91	2	—	93	208	301	—
	5,584	3,311	3,113	12,008	524,611	536,619	—
Auto	75,237	36,954	19,613	131,804	1,826,453	1,958,257	—
Total loans	$91,954	$46,997	$88,812	$227,763	$5,413,683	$5,641,446	$3,856
As of December 31, 2022, total past due loans exclude $21.1 million of past due commercial loans held for sale.
Upon adoption of the CECL methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, purchased credit deteriorated (“PCD”) loans are not included in the preceding two tables.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans held for investment on nonaccrual status as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial loans:
Commercial secured by real estate	$3,150	$7,971	$11,121	$4,091	$17,098	$21,189
Other commercial and industrial	4,790	859	5,649	2,769	885	3,654
US commercial loans	19,879	—	19,879	9,589	—	9,589
	27,819	8,830	36,649	16,449	17,983	34,432
Mortgage	12,013	5,379	17,392	11,719	11,522	23,241
Consumer:
Personal loans	2,718	4	2,722	1,950	379	2,329
Personal lines of credit	71	—	71	116	—	116
Credit cards	566	—	566	683	—	683
	3,355	4	3,359	2,749	379	3,128
Auto	16,296	5	16,301	19,612	1	19,613
Total	$59,483	$14,218	$73,701	$50,529	$29,885	$80,414

PCD:
Commercial loans:
Commercial secured by real estate	$3,089	$2,533	$5,622	$2,807	$6,084	$8,891
Other commercial and industrial	—	1,066	1,066	—	36	36
	3,089	3,599	6,688	2,807	6,120	8,927
Mortgage	253	—	253	259	—	259
Consumer:
Personal loans	7	—	7	—	—	—
	7	—	7	—	—	—
Total	$3,349	$3,599	$6,948	$3,066	$6,120	$9,186
Total non-accrual loans	$62,832	$17,817	$80,649	$53,595	$36,005	$89,600
The determination of nonaccrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
As of September 30, 2023 and December 31, 2022, total commercial non-accrual loans exclude $8.5 million and $27.8 million of non-accrual commercial loans held for sale, respectively.
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
OFG offers various types of loan modifications to borrowers experiencing financial difficulty in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, interest or principal forbearance or forgiveness, or any combination of these types of concessions.
On January 1, 2023, OFG adopted ASU 2022-02, which eliminated the recognition and measurement of TDRs and enhanced disclosures for loan restructurings for borrowers experiencing financial difficulty, using the prospective transition method.
At September 30, 2023, the amortized cost of modified loans excludes $110 thousand of accrued interest receivable. Accrued interest receivable on loans is included in the “accrued interest receivable” line in OFG’s consolidated statements of financial condition.
The following tables present the amortized cost basis as of September 30, 2023 of loans held for investment that were modified during the quarter and nine-month period ended September 30, 2023, disaggregated by class of financing receivable and type of concession granted.

	Interest Rate Reduction
	Quarter Ended September 30, 2023		Nine-Month Period Ended September 30, 2023
	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Commercial loans:
US commercial loans	6,824	0.96%	6,824	0.96%
Consumer:
Personal loans	40	0.01%	40	0.01%
Auto	30	—%	30	—%
Total	$6,894		$6,894

	Term Extension
	Quarter Ended September 30, 2023		Nine-Month Period Ended September 30, 2023

	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Commercial loans:
Commercial secured by real estate	$629	0.06%	$6,328	0.56%
Other commercial and industrial	36	0.00%	80	0.01%
	665	0.02%	6,408	0.23%
Mortgage	771	0.05%	5,040	0.31%
Total	$1,436		$11,448

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Principal Forbearance/Forgiveness
	Quarter Ended September 30, 2023		Nine-Month Period Ended September 30, 2023

	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Mortgage	$—	—%	$98	0.01%

	Combination - Term Extension and Interest Rate Reduction
	Quarter Ended September 30, 2023		Nine-Month Period Ended September 30, 2023

	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Mortgage	117	0.01%	$723	0.05%
Consumer:
Personal loans	—	—%	82	0.01%
Total	$117		$805

	Combination - Term Extension and Principal Forgiveness/Forbearance
	Quarter Ended September 30, 2023		Nine-Month Period Ended September 30, 2023

	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Commercial loans:
US commercial loans	$—	—%	$4,286	0.61%
Mortgage	—	—%	447	0.03%
Total	$—		$4,733
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the financial effect of the modifications granted to borrowers experiencing financial difficulty during the quarter and nine-month period ended September 30, 2023. The financial effect of the combined modifications is presented separately by type of modification.

	Quarter Ended September 30, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial loans:
Commercial loans secured by real estate	—%	14	$—
US Commercial loans	1.95%	0	—
	—%	14	$—
Mortgage	1.25%	349	$—
Consumer:
Personal loans	4.00%	0	$—
Auto	3.00%	0	$—

	Nine-Month Period Ended September 30, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial loans:
Commercial loans secured by real estate	—%	23	$—
US Commercial loans	1.95%	31	2,973
	—%	54	$2,973
Mortgage	1.94%	227	$24
Consumer:
Personal loans	2.98%	81	$—
Auto	3.00%	0	$—
During the nine-month period ended September 30, 2023, OFG agreed to modify the terms of a US commercial loan with unpaid principal balance of $8.9 million by extending its term and forgiving $4.6 million of its principal balance in exchange for the company’s private stock with a fair value of $1.6 million. In addition, OFG agreed to modify the terms of another US commercial loan with unpaid principal balance of $4.4 million by forgiving all its unpaid principal balance in exchange for the company’s private stock with a fair value of $279 thousand.
The following table presents the amortized cost basis as of September 30, 2023 of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the prior nine-months.

	Nine-Month Period Ended September 30, 2023
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage	$—	$415	$—	$—	$415

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower missed three consecutive monthly payments since modification. Payment defaults is one of the factors considered when projecting future cash flows in the calculation of the allowance for credit losses of loans.
OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents an aging of the loans held for investment that have been modified during the nine-month period ended September 30, 2023.

	September 30, 2023
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial loans:
Commercial loans secured by real estate	$—	$—	$—	$—	$6,328	$6,328
Other commercial and industrial	—	—	—	—	80	80
US commercial loans	—	—	—	—	11,110	11,110
	—	—	—	—	17,518	17,518
Mortgage	566	133	415	1,114	5,194	6,308
Consumer:
Personal loans	—	—	—	—	122	122
	—	—	—	—	122	122
Auto	—	—	—	—	30	30
Total	$566	$133	$415	$1,114	$22,864	$23,978
At September 30, 2023, the total amortized cost of modified loans to borrowers experiencing financial difficulty includes $4.5 million of government-guaranteed loans (e.g., FHA/VA). There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at September 30, 2023.

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
The following table presents the troubled-debt restructurings in all loan portfolios as of December 31, 2022:

	December 31, 2022
	Accruing	Non-accruing	Total	Related Allowance
	(In thousands)
Commercial loans:
Commercial secured by real estate	$31,437	$13,187	$44,624	$181
Other commercial and industrial	2,272	354	2,626	42
US commercial loans	7,132	—	7,132	89
	40,841	13,541	54,382	312
Mortgage	102,387	6,773	109,160	2,495
Consumer:
Personal loans	1,850	15	1,865	73
Auto	77	—	77	3
Total loans	$145,155	$20,329	$165,484	$2,883

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the troubled-debt restructurings by loan portfolios and modification type as of December 31, 2022:

	December 31, 2022
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$7,746	$29,454	$7,424	$—	$44,624
Other commercial and industrial	785	1,367	474	—	2,626
US commercial loans	7,132	—	—	—	7,132
	15,663	30,821	7,898	—	54,382
Mortgage	31,709	8,020	35,194	34,237	109,160
Consumer:
Personal loans	825	176	793	71	1,865
Auto	39	—	20	18	77
Total loans	$48,236	$39,017	$43,905	$34,326	$165,484
At December 31, 2022, TDR mortgage loans included $43.5 million of government-guaranteed loans (e.g., FHA/VA).
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans were not included in the TDR tables.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Loan modifications that were considered TDR loans completed during the quarter and nine-month period ended September 30, 2022:

	Quarter Ended September 30, 2022
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	10	1,344	4.45%	214	1,447	3.67%	292
Commercial	1	170	5.75%	66	169	5.75%	114
Consumer	1	40	10.70%	72	40	10.95%	60

	Nine-Months Ended September 30, 2022
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	82	$10,377	4.60%	266	$10,918	3.64%	341
Commercial	5	38,873	3.57%	131	38,729	3.64%	184
Consumer	3	62	13.72%	75	62	10.95%	67
The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month period ended September 30, 2022:

	Twelve-month period ended September 30, 2022
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	9	$1,087
As of September 30, 2023 and December 31, 2022, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $24.1 million and $14.9 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through the respective territory’s courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held for investment at September 30, 2023 and December 31, 2022, by class of loans.

	September 30,	December 31,
	2023	2022
	(In thousands)
Commercial loans secured by real estate	$8,605	$8,805
PCD loans, except for single-pooled loans, are not included in the table above as their unit of account is the loan pool.

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
As of September 30, 2023, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Commercial:
Commercial secured by real estate:
Loan grade:
Pass	$106,717	$220,049	$171,767	$122,158	$82,940	$156,508	$70,693	$930,832
Special Mention	—	1,806	6,642	17,542	15,754	10,785	172	52,701
Substandard	—	407	1,279	752	2,655	11,894	527	17,514
Doubtful	—	—	—	—	—	15	—	15
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	106,717	222,262	179,688	140,452	101,349	179,202	71,392	1,001,062

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Commercial secured by real estate:
Current nine month period gross charge-offs	—	—	265	—	94	821	—	1,180
Other commercial and industrial:
Loan grade:
Pass	194,795	105,699	126,074	38,982	8,260	15,818	483,884	973,512
Special Mention	21	1,805	13	5,706	36	126	14	7,721
Substandard	10	144	833	617	942	126	568	3,240
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	194,826	107,648	126,920	45,305	9,238	16,070	484,466	984,473
Other commercial and industrial:
Current nine month period gross charge-offs	—	41	878	11	9	1,180	—	2,119
US commercial loans:
Loan grade:
Pass	119,438	68,167	75,965	45,371	29,698	8,089	320,863	667,591
Special Mention	—	7,841	6,566	—	—	—	—	14,407
Substandard	11,111	—	—	—	—	5,716	8,768	25,595
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total US commercial loans:	130,549	76,008	82,531	45,371	29,698	13,805	329,631	707,593
US commercial loans:
Current nine month period gross charge-offs	33	1,156	—	—	—	8,637	—	9,826
Total commercial loans	$432,092	$405,918	$389,139	$231,128	$140,285	$209,077	$885,489	$2,693,128
Total current nine month period gross charge-offs	$33	$1,197	$1,143	$11	$103	$10,638	$—	$13,125

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2022, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans is as follows.

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
At September 30, 2023 and December 31, 2022, the balance of revolving commercial loans converted to term loans was $121.1 million and $78.0 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the allowance for credit losses. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment activity as of September 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$27,314	$19,752	$23,745	$16,065	$14,722	$521,462	$—	$623,060
Nonperforming	—	114	182	109	482	24,467	—	25,354
Total mortgage loans:	27,314	19,866	23,927	16,174	15,204	545,929	—	648,414
Mortgage:
Current nine month period gross charge-offs	—	—	—	—	—	610	—	610
Consumer:
Personal loans:
Payment performance:
Performing	224,566	208,788	77,158	21,839	18,006	8,106	—	558,463
Nonperforming	423	1,477	505	153	98	66	—	2,722
Total personal loans	224,989	210,265	77,663	21,992	18,104	8,172	—	561,185
Personal loans:
Current nine month period gross charge-offs	492	7,581	3,461	638	1,172	637	—	13,981
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	11,097	11,097
Nonperforming	—	—	—	—	—	—	72	72
Total credit lines	—	—	—	—	—	—	11,169	11,169
Credit lines:
Current nine month period gross charge-offs	—	—	—	—	—	—	313	313
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	39,464	39,464
Nonperforming	—	—	—	—	—	—	566	566
Total credit cards	—	—	—	—	—	—	40,030	40,030
Credit cards:
Current nine month period gross charge-offs	—	—	—	—	—	—	2,124	2,124
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	239	239
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	239	239
Overdrafts:
Current nine month period gross charge-offs	—	—	—	—	—	—	434	434

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Total consumer loans	224,989	210,265	77,663	21,992	18,104	8,172	51,438	612,623
Total consumer current nine month period gross charge-offs	492	7,581	3,461	638	1,172	637	2,871	16,852
Total mortgage and consumer loans	$252,303	$230,131	$101,590	$38,166	$33,308	$554,101	$51,438	$1,261,037
Total mortgage and consumer current nine month period gross charge-offs	$492	$7,581	$3,461	$638	$1,172	$1,247	$2,871	$17,462

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment activity as of December 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Mortgage:
Payment performance:
Performing	$18,700	$25,274	$16,175	$15,457	$16,790	$549,885	$—	$642,281
Nonperforming	—	—	110	574	241	32,587	—	33,512
Total mortgage loans:	18,700	25,274	16,285	16,031	17,031	582,472	—	675,793
Consumer:
Personal loans:
Payment performance:
Performing	284,183	112,591	31,876	31,850	12,022	5,768	—	478,290
Nonperforming	831	661	111	300	81	346	—	2,330
Total personal loans	285,014	113,252	31,987	32,150	12,103	6,114	—	480,620
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	12,710	12,710
Nonperforming	—	—	—	—	—	—	116	116
Total credit lines	—	—	—	—	—	—	12,826	12,826
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	42,189	42,189
Nonperforming	—	—	—	—	—	—	683	683
Total credit cards	—	—	—	—	—	—	42,872	42,872
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	301	301
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	301	301
Total consumer loans	285,014	113,252	31,987	32,150	12,103	6,114	55,999	536,619
Total mortgage and consumer loans	$303,714	$138,526	$48,272	$48,181	$29,134	$588,586	$55,999	$1,212,412
At September 30, 2023 and December 31, 2022, there were no mortgage and consumer revolving loans that converted to term loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans based on FICO score. The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of September 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Auto:
FICO score:
1-660	121,234	195,732	124,437	60,882	44,959	47,229	594,473
661-699	130,962	128,534	65,830	30,251	21,784	19,694	397,055
700+	367,239	339,488	197,162	113,239	99,649	75,429	1,192,206
No FICO	4,564	6,792	4,882	2,502	4,441	2,078	25,259
Total auto loans	$623,999	$670,546	$392,311	$206,874	$170,833	$144,430	$2,208,993
Auto:
Current nine month period gross charge-offs	$1,120	$12,271	$7,848	$2,945	$2,402	$2,520	$29,106
The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of December 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Auto:
FICO score:
1-660	178,426	143,926	72,148	58,069	44,156	31,980	528,705
661-699	171,723	93,359	42,388	31,033	21,283	13,518	373,304
700+	375,845	235,743	144,783	135,517	88,597	47,499	1,027,984
No FICO	7,766	6,553	3,741	5,873	3,008	1,323	28,264
Total auto loans	$733,760	$479,581	$263,060	$230,492	$157,044	$94,320	$1,958,257
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.
As of September 30, 2023 and December 31, 2022, accrued interest receivable on loans totaled $59.9 million and $58.1 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to “Note 10 – Accrued Interest Receivable and Other Assets” for more information on accrued interest receivable on loans.

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
At September 30, 2023, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at September 30, 2023 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as auto loan portfolio credit trends and the evolution of risk ratings applied to the commercial loans and collateral changes in real estate portfolios. There are still many unknown variables, including the results of the government’s fiscal and monetary actions resulting from the effect of inflation and geopolitical tension.

As of September 30, 2023, the allowance for credit losses increased by $4.9 million when compared to December 31, 2022. The provision for credit losses for the nine-month period ended September 30, 2023 reflected a provision of $23.8 million related to the growth in loan balances, a provision of $14.7 million related to commercial-specific loan reserves, mainly in the US commercial loan portfolio, and $5.1 million associated with qualitative adjustments mostly to the auto loan and US commercial loan portfolios. The increases to the provision were partially offset by releases of $3.2 million for changes in the economic and loss rate models.

The net charge-offs for the nine-month period ended September 30, 2023, amounted to $35.6 million, an increase of $19.1 million when compared to the same period of 2022. The increase is mainly due to increases of $8.3 million in commercial loans, $5.7 million in consumer loans, $2.4 million in mortgage loans and $2.7 million in auto loans. During nine-month period ended September 30, 2023, OFG charged-off $9.8 million for three US commercial loans and $906 thousand for a small portfolio of non-performing small business commercial loans that were transferred to the held for sale category at the end of the period; partially offset by a recovery of $3.7 million from the sale of older, fully charged off auto and consumer loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the activity in OFG’s allowance for credit losses by segment for the quarters and nine-month periods ended September 30, 2023 and 2022:

	Quarter Ended September 30, 2023
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$48,604	$8,670	$25,666	$67,227	$150,167
Provision for (recapture of) credit losses	1,103	(273)	6,026	9,804	16,660
Charge-offs	(8,254)	(218)	(5,894)	(10,458)	(24,824)
Recoveries	174	185	655	5,193	6,207
Balance at end of period	$41,627	$8,364	$26,453	$71,766	$148,210
PCD:
Balance at beginning of period	$1,408	$8,297	$8	$43	$9,756
Provision for (recapture of) credit losses	60	(226)	15	(67)	(218)
Charge-offs	(690)	(148)	(39)	(37)	(914)
Recoveries	494	80	23	98	695
Balance at end of period	$1,272	$8,003	$7	$37	$9,319
Total allowance for credit losses at end of period	$42,899	$16,367	$26,460	$71,803	$157,529

	Nine-Month Period Ended September 30, 2023
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$39,158	$9,571	$23,264	$69,848	$141,841
Provision for (recapture of) credit losses	14,857	(1,332)	16,517	10,900	40,942
Charge-offs	(13,125)	(610)	(16,852)	(29,106)	(59,693)
Recoveries	737	735	3,524	20,124	25,120
Balance at end of period	$41,627	$8,364	$26,453	$71,766	$148,210
PCD:
Balance at beginning of period	$1,388	$9,359	$14	$71	$10,832
Provision for (recapture of) credit losses	1,376	(1,719)	293	(475)	(525)
Charge-offs	(2,794)	(224)	(376)	(158)	(3,552)
Recoveries	1,302	587	76	599	2,564
Balance at end of period	$1,272	$8,003	$7	$37	$9,319
Total allowance for credit losses at end of period	$42,899	$16,367	$26,460	$71,803	$157,529

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2022
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$42,014	$11,906	$23,109	$66,867	$143,896
Provision for (recapture of) credit losses	3,108	(1,741)	4,555	4,325	10,247
Charge-offs	(6,485)	(14)	(4,163)	(7,964)	(18,626)
Recoveries	214	280	732	5,674	6,900
Balance at end of period	$38,851	$10,431	$24,233	$68,902	$142,417
PCD:
Balance at beginning of period	$2,427	$12,541	$20	$155	$15,143
Recapture of credit losses	(786)	(1,735)	(40)	(216)	(2,777)
Charge-offs	(23)	(270)	(9)	(56)	(358)
Recoveries	268	191	47	231	737
Balance at end of period	$1,886	$10,727	$18	$114	$12,745
Total allowance for credit losses at end of period	$40,737	$21,158	$24,251	$69,016	$155,162

	Nine-Month Period Ended September 30, 2022
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$32,262	$15,299	$19,141	$65,363	$132,065
Provision for (recapture of) credit losses	15,663	(7,281)	13,039	9,691	31,112
Charge-offs	(9,936)	(276)	(10,129)	(22,282)	(42,623)
Recoveries	862	2,689	2,182	16,130	21,863
Balance at end of period	$38,851	$10,431	$24,233	$68,902	$142,417
PCD:
Balance at beginning of period	$4,508	$19,018	$34	$312	$23,872
Recapture of credit losses	(6,105)	(8,766)	(43)	(506)	(15,420)
Charge-offs	(57)	(1,587)	(56)	(245)	(1,945)
Recoveries	3,540	2,062	83	553	6,238
Balance at end of period	$1,886	$10,727	$18	$114	$12,745
Total allowance for credit losses at end of period	$40,737	$21,158	$24,251	$69,016	$155,162

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for the quarters and nine-month periods ended September 30, 2023 and 2022:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$10,639	$15,061	$11,214	$15,039
Additions	1,879	1,454	6,513	7,183
Sales	(3,799)	(3,919)	(10,451)	(11,866)
Decline in value	(538)	(322)	(937)	(736)
Other adjustments	1,374	2,287	3,216	4,941
Balance at end of period	$9,555	$14,561	$9,555	$14,561

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
At September 30, 2023, the fair value of mortgage servicing rights was $50.6 million ($50.9 million — December 31, 2022).
The following table presents the changes in servicing rights measured using the fair value method for the quarters and nine-month periods ended September 30, 2023 and 2022:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Fair value at beginning of period	$49,966	$49,280	$50,921	$48,973
Servicing from mortgage securitization or asset transfers	453	666	1,818	2,935
Changes due to payments on loans	(1,060)	(1,191)	(3,210)	(4,168)
Changes in fair value due to changes in valuation model inputs or assumptions	1,242	1,306	1,072	2,321
Fair value at end of period	$50,601	$50,061	$50,601	$50,061
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of September 30, 2023 and 2022:

	Nine-Month Period Ended September 30,
	2023	2022
Constant prepayment rate	3.33% - 20.40%	3.38% - 20.36%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	September 30,	December 31,
	2023	2022
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$50,601	$50,921
Weighted average life (in years)	7.7	7.8
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(922)	$(956)
Decrease in fair value due to 20% adverse change	$(1,812)	$(1,880)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,224)	$(2,265)
Decrease in fair value due to 20% adverse change	$(4,279)	$(4,356)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing fees on mortgage loans for the quarters ended September 30, 2023 and 2022 totaled $4.6 million and $5.1 million, respectively. Servicing fees on mortgage loans for the nine-month periods ended September 30, 2023 and 2022 totaled $14.4 million and $15.3 million, respectively.
NOTE 8 — DERIVATIVES

OFG’s overall interest rate risk-management strategy incorporates, from time to time, the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Derivative instruments that were used as part of OFG’s interest rate risk-management strategy included interest rate swaps and caps.

As of December 31, 2022, the notional amount of derivative contracts outstanding was $26.6 million with a gross fair value of $406 thousand, which was included in other assets in the consolidated statement of financial condition. The gross fair value of derivatives liabilities was zero at December 31, 2022. The impact of master netting agreements was not material. As of September 30, 2023, there were no derivative contracts outstanding.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to “Note 24 – Business Segments” for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
September 30, 2023	$84,063	$178	$—	$84,241
December 31, 2022	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill during the quarters and nine-month periods ended September 30, 2023 and 2022. There were no accumulated impairment losses at September 30, 2023 and December 31, 2022.
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
OFG performed its annual impairment review of goodwill during the fourth quarter of 2022 using October 31, 2022 as the annual evaluation date and concluded that there was no impairment at December 31, 2022. During the nine-month period ended September 30, 2023, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at September 30, 2023.
The following table reflects the components of other intangible assets subject to amortization at September 30, 2023 and December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
September 30, 2023
Core deposit intangibles	$41,507	$24,338	$17,169
Customer relationship intangibles	12,693	7,443	5,250
Total other intangible assets	$54,200	$31,781	$22,419
December 31, 2022
Core deposit intangibles	$41,507	$20,376	$21,131
Customer relationship intangibles	12,693	6,231	6,462
Total other intangible assets	$54,200	$26,607	$27,593

In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with the acquisitions of insurance agencies. During the nine-month period ended September 30, 2023, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at September 30, 2023.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended September 30, 2023 and 2022 was $1.7 million and $2.1 million, respectively. Amortization of other intangible assets for the nine-month periods ended September 30, 2023 and 2022, was $5.2 million and $6.4 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2023	$6,898
2024	5,913
2025	4,927
2026	3,942
2027	2,956
Thereafter	2,957

NOTE 10 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at September 30, 2023 and December 31, 2022 consists of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Loans	$59,909	$58,144
Investments	7,959	4,258
	$67,868	$62,402
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $20.5 million at September 30, 2023, of which $19.5 million corresponded to loans in current status. Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral program amounted to $21.8 million at December 31, 2022, of which $20.7 million corresponded to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At September 30, 2023 and December 31, 2022, the allowance for credit losses for accrued interest receivable for loans that participated in moratorium programs amounted to $153 thousand and $144 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at September 30, 2023 and December 31, 2022 consist of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Prepaid expenses	$67,545	$54,875
Other repossessed assets	4,432	4,617
Accounts receivable and other assets	48,096	61,420
	$120,073	$120,912
Prepaid expenses amounting to $67.5 million at September 30, 2023, include prepaid municipal, property and income taxes aggregating to $56.8 million. At December 31, 2022 prepaid expenses amounted to $54.9 million, including prepaid municipal, property and income taxes aggregating to $47.2 million.
Other repossessed assets totaled $4.4 million and $4.6 million at September 30, 2023 and December 31, 2022, respectively, and consist of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11— DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Non-interest-bearing demand deposits	$2,571,068	$2,630,458
Interest-bearing savings and demand deposits	4,540,052	4,774,265
Retail certificates of deposit	1,075,238	979,545
Institutional certificates of deposit	352,259	172,725
Total core deposits	8,538,617	8,556,993
Brokered deposits	2,936	11,371
Total deposits	$8,541,553	$8,568,364
At September 30, 2023 and December 31, 2022, the aggregate amount of uninsured deposits was $3.747 billion and $3.498 billion, respectively.
The weighted average interest rate of OFG’s deposits was 0.70% and 0.41%, respectively, at September 30, 2023 and December 31, 2022. Interest expense for the quarters and nine-month periods ended September 30, 2023 and 2022 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
			(In thousands)
Demand and savings deposits	$13,772	$6,299	$32,864	$16,376
Certificates of deposit	7,047	1,688	16,368	5,596
	$20,819	$7,987	$49,232	$21,972
At September 30, 2023 and December 31, 2022, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $702.0 million and $384.4 million, respectively.
At September 30, 2023 and December 31, 2022, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $390.6 million and $284.2 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $491.0 million and $367.3 million at September 30, 2023 and December 31, 2022, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $1.3 million and $682 thousand, the scheduled maturities of certificates of deposit at September 30, 2023 and December 31, 2022 are as follows:

September 30, 2023
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$260,003	$81,888
Over 3 months through 6 months	196,868	81,844
Over 6 months through 1 year	311,164	88,901
	768,035	252,633
Over 1 through 2 years	476,048	203,379
Over 2 through 3 years	107,977	12,130
Over 3 through 4 years	29,362	2,657
Over 4 through 5 years	46,117	2,939
Over 5 years	1,625	—
	$1,429,164	$473,738

December 31, 2022
	Period-end amount	Uninsured amount
	(In thousands)

Within one year:
Three months or less	$238,776	$29,503
Over 3 months through 6 months	152,940	18,238
Over 6 months through 1 year	262,976	59,093
	654,692	106,834
Over 1 through 2 years	279,034	64,109
Over 2 through 3 years	136,732	26,481
Over 3 through 4 years	51,505	8,276
Over 4 through 5 years	39,888	2,230
Over 5 years	1,108	—
	$1,162,959	$207,930
The tables of scheduled maturities of certificates of deposits above include individual retirement accounts and brokered deposits.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $606 thousand and $495 thousand as of September 30, 2023 and December 31, 2022, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 12— BORROWINGS AND RELATED INTEREST
Securities Sold under Agreements to Repurchase
At September 30, 2023, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to OFG the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for OFG’s securities portfolio.
The following table shows OFG’s repurchase agreements, excluding accrued interest in the amount of $68 thousand at September 30, 2023:

September 30,
2023
(In thousands)
Short-term fixed-rate repurchase agreements, with a weighted average interest rate of 5.47%	$150,633
Repurchase agreements’ maturities were as follows:

September 30,
2023
(In thousands)
Under 90 days	$150,633
All of the repurchase agreements referred to above with maturity dates up to the date of this report were renewed as short-term repurchase agreements.
The following securities were sold under agreements to repurchase:

	September 30, 2023
Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(In thousands)
FNMA and FHMLC Certificates	$183,004	$150,633	$161,973	2.95%
There were no repurchase agreements at December 31, 2022.
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2023 and December 31, 2022, these advances were secured by mortgage and commercial loans amounting to $954.9 million and $951.1 million, respectively. Also, at September 30, 2023 and December 31, 2022, OFG had an additional borrowing capacity with the FHLB of $346.4 million and $628.1 million, respectively. At September 30, 2023 and December 31, 2022, the weighted average remaining maturity of FHLB advances was 1.4 years and 3 days, respectively. The original terms of the outstanding short-term and long-term advances at September 30, 2023 are 3 days and 2 years, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $774 thousand and $103 thousand at September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 5.59% (December 31, 2022 - 4.46%)	$100,000	$26,613
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.52%	200,000	—
	$300,000	$26,613
Advances from FHLB mature as follows:

	September 30,	December 31,
	2023	2022
	(In thousands)
Under 90 days	$100,000	$26,613
Over one to three years	200,000	—
	$300,000	$26,613
All of the advances referred to above with maturity dates up to the date of this report were renewed as short-term advances.
NOTE 13 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
OFG’s securities sold under agreements to repurchase have a right of set-off with the respective counterparty under the supplemental terms of the master repurchase agreements. In an event of default, each party has a right of set-off against the other party for amounts owed in the related agreements and any other amount or obligation owed in respect of any other agreement or transaction between them. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and securities, may from time to time be segregated in an account at a third-party custodian pursuant to an account control agreement.
The following table presents the potential effect of rights of set-off associated with OFG’s recognized financial assets and liabilities at September 30, 2023:

September 30, 2023
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Liabilities Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Provided	Net Amount
	(In thousands)
Securities sold under agreements to repurchase	150,633	—	150,633	161,973	—	(11,340)

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
As of September 30, 2023 and December 31, 2022, OFG’s net deferred tax asset, net of a valuation allowance of $8.3 million and $9.1 million, respectively, amounted to $11.1 million and $55.5 million, respectively. The decrease in valuation allowance of $883 thousand was mainly related to OFG’s operations at the holding company level. The decrease in net deferred tax asset of $44.4 million was mainly related with the utilization of $112.4 million charge-offs during the nine-month period ended September 30, 2023. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at September 30, 2023. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the nine-month periods ended September 30, 2023 and 2022 of 31.3% and 31.9%, respectively, the decrease is mainly related to an exempt income and a discrete tax windfall on stock options recognized during the period. The expected ETR for 2023 is 31.4%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the ETR if realized. At September 30, 2023, the amount of unrecognized tax benefits was $918 thousand (December 31, 2022 - $867 thousand).
Income tax expense for the quarters ended September 30, 2023 and 2022 was $21.0 million and $20.6 million, respectively. Income tax expense for the nine-month periods ended September 30, 2023 and 2022, was $61.5 million and $56.1 million, respectively.
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
As of September 30, 2023 and December 31, 2022, OFG and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2023 and December 31, 2022, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG’s and the Bank’s actual capital amounts and ratios as of September 30, 2023 and December 31, 2022 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of September 30, 2023
Total capital to risk-weighted assets	$1,224,963	15.31%	$840,075	10.50%	$800,071	10.00%
Tier 1 capital to risk-weighted assets	$1,124,599	14.06%	$680,060	8.50%	$640,057	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,124,599	14.06%	$560,050	7.00%	$520,046	6.50%
Tier 1 capital to average total assets	$1,124,599	11.03%	$407,737	4.00%	$509,672	5.00%
As of December 31, 2022
Total capital to risk-weighted assets	$1,132,658	14.89%	$798,574	10.50%	$760,547	10.00%
Tier 1 capital to risk-weighted assets	$1,037,385	13.64%	$646,465	8.50%	$608,437	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,037,385	13.64%	$532,383	7.00%	$494,355	6.50%
Tier 1 capital to average total assets	$1,037,385	10.36%	$400,445	4.00%	$500,557	5.00%

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2023
Total capital to risk-weighted assets	$1,120,234	14.09%	$834,814	10.50%	$795,061	10.00%
Tier 1 capital to risk-weighted assets	$1,020,488	12.84%	$675,802	8.50%	$636,049	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,020,488	12.84%	$556,543	7.00%	$516,790	6.50%
Tier 1 capital to average total assets	$1,020,488	10.12%	$403,339	4.00%	$504,174	5.00%
As of December 31, 2022
Total capital to risk-weighted assets	$1,028,126	13.61%	$793,124	10.50%	$755,356	10.00%
Tier 1 capital to risk-weighted assets	$933,494	12.36%	$642,053	8.50%	$604,285	8.00%
Common equity tier 1 capital to risk-weighted assets	$933,494	12.36%	$528,749	7.00%	$490,981	6.50%
Tier 1 capital to average total assets	$933,494	9.42%	$396,525	4.00%	$495,656	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 16 – STOCKHOLDERS’ EQUITY
Common Stock
At both September 30, 2023 and December 31, 2022, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both September 30, 2023 and December 31, 2022, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At September 30, 2023 and December 31, 2022, the Bank’s legal surplus amounted to $146.8 million and $133.9 million, respectively. During the nine-month period ended September 30, 2023, OFG transferred $12.9 million to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program for the purchase of up to $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During the nine-month period ended September 30, 2023, OFG repurchased 743,699 shares for a total of $18.7 million at an average price of $25.08 per share. During the nine-month period ended September 30, 2022, OFG repurchased 2,351,868 shares for a total of $64.1 million, at an average price of $27.26 per share.
At September 30, 2023, the number of shares that may yet be purchased under the $100 million program is estimated at 577,260 and was calculated by dividing the remaining balance of $17.2 million by $29.86 (closing price of OFG’s common stock at September 30, 2023).
OFG did not repurchase any shares of its common stock during the nine-month periods ended September 30, 2023 and 2022, other than through its publicly announced stock repurchase program.
The activity in connection with common shares held in treasury by OFG for the nine-month periods ended September 30, 2023 and 2022 is set forth below:

	Nine-Month Period Ended September 30,
	2023		2022
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	12,303,859	$211,135	10,248,882	$150,572
Common shares used upon lapse of restricted stock units and options	(220,130)	(1,414)	(278,788)	(3,544)
Common shares repurchased as part of the stock repurchase programs	743,699	18,653	2,351,868	64,110
End of period	12,827,428	$228,374	12,321,962	$211,138

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of September 30, 2023 and December 31, 2022 consisted of:

	September 30,	December 31,
	2023	2022
	(In thousands)
Unrealized loss on securities available-for-sale	$(150,480)	$(110,036)
Income tax effect of unrealized loss on securities available-for-sale	22,803	16,373
Net unrealized loss on securities available-for-sale	(127,677)	(93,663)
Unrealized gain on cash flow hedges	—	406
Income tax effect of unrealized gain on cash flow hedges	—	(152)
Net unrealized gain on cash flow hedges	—	254
Accumulated other comprehensive loss, net of income taxes	$(127,677)	$(93,409)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for the quarters and nine-month periods ended September 30, 2023 and 2022:

	Quarter Ended September 30, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(89,639)	$75	$(89,564)
Other comprehensive loss before reclassifications	(38,040)	(2,449)	(40,489)
Amounts reclassified out of accumulated other comprehensive loss	2	2,374	2,376
Other comprehensive loss	(38,038)	(75)	(38,113)
Ending balance	$(127,677)	$—	$(127,677)

	Nine-Month Period Ended September 30, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(93,663)	$254	$(93,409)
Other comprehensive loss before reclassifications	(32,871)	(5,647)	(38,518)
Amounts reclassified out of accumulated other comprehensive (loss) income	(1,143)	5,393	4,250
Other comprehensive loss	(34,014)	(254)	(34,268)
Ending balance	$(127,677)	$—	$(127,677)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(49,606)	$104	$(49,502)
Other comprehensive loss before reclassifications	(54,541)	(26)	(54,567)
Amounts reclassified out of accumulated other comprehensive income	2	178	180
Other comprehensive (loss) income	(54,539)	152	(54,387)
Ending balance	$(104,145)	$256	$(103,889)

	Nine-Month Period Ended September 30, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$5,663	$(503)	$5,160
Other comprehensive (loss) income before reclassifications	(109,814)	204	(109,610)
Amounts reclassified out of accumulated other comprehensive income	6	555	561
Other comprehensive (loss) income	(109,808)	759	(109,049)
Ending balance	$(104,145)	$256	$(103,889)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and nine-month periods ended September 30, 2023 and 2022:

	Amount reclassified out of accumulated other comprehensive loss Quarter Ended September 30,		Affected Line Item in Consolidated Statement of Operations

	2023	2022
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$2,374	$178	Net interest expense
Available-for-sale securities:
Tax effect from changes in tax rates	2	2	Income tax expense
	$2,376	$180

			Affected Line Item in Consolidated Statement of Operations
	Amount reclassified out of accumulated other comprehensive loss nine-month period ended September 30,

	2023	2022
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$5,393	$555	Net interest expense
Available-for-sale securities:
Loss on sale of investments	(1,149)	—	Net loss on sale of securities
Tax effect from changes in tax rates	6	6	Income tax expense
	$4,250	$561

NOTE 18 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2023 and 2022 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Income available to common shareholders	$44,873	$41,919	$135,275	$119,872

Average common shares outstanding	47,114	47,558	47,325	48,188
Effect of dilutive securities:
Average potential common shares-options	278	368	280	406
Total weighted average common shares outstanding and equivalents	47,392	47,926	47,605	48,594
Earnings per common share - basic	$0.95	$0.88	$2.86	$2.49
Earnings per common share - diluted	$0.95	$0.87	$2.84	$2.47

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
For the quarters ended September 30, 2023 and 2022, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to 245 and zero, respectively. For the nine-month periods ended September 30, 2023 and 2022, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to 1,791 and 1,070, respectively.
During the first quarter of 2023, OFG increased its quarterly common stock cash dividend to $0.22 per share from $0.20 per share in the quarter ended December 31, 2022.
NOTE 19 – GUARANTEES
At September 30, 2023 and December 31, 2022, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $28.1 million and $24.7 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to FHLMC's, GNMA's, and FNMA's residential mortgage loan sales and securitization programs. On May 1, 2023, OFG and a third-party servicer terminated a subservicing agreement by mutual agreement. Pursuant to such termination, the third-party servicer assumed the direct servicing of the mortgage loans sold subject to credit recourse, thereby relieving OFG of its recourse obligations under such programs.
At September 30, 2023 and December 31, 2022, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under FHLMC's and FNMA's residential mortgage loan sales programs was $101.3 million and $110.9 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At September 30, 2023, OFG's liability for estimated credit losses related to loans sold with credit recourse amounted to $175 thousand (December 31, 2022– $147 thousand).
The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2023 and 2022:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$150	$174	$147	$294
Net recoveries (charge-offs/terminations)	25	(6)	28	(126)
Balance at end of period	$175	$168	$175	$168
The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case OFG is obligated to repurchase the loan.
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended September 30, 2023 and 2022, OFG repurchased $251 thousand and $119 thousand, respectively, in mortgage loans. During the nine-month periods ended September 30, 2023 and 2022, OFG repurchased $861 thousand and $1.5 million, respectively, in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
subsequent loss related to the loans. During the quarter ended September 30, 2023, OFG repurchased $2.5 million (September 30, 2022 – $5.0 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to the credit recourse provision. During the nine-month period ended September 30, 2023, OFG repurchased $8.9 million (September 30, 2022 –$20.3 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to such credit recourse provision. At September 30, 2023 and December 31, 2022, OFG had a $845 thousand and a $1.4 million liability, respectively, for the estimated credit losses related to these loans.
During the quarters ended September 30, 2023 and 2022, OFG recognized $25 thousand and $6 thousand in gains, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $199 thousand in gains and $210 thousand in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the nine-month periods ended September 30, 2023 and 2022, OFG recognized $147 thousand and $127 thousand, respectively, in gains from the repurchase of residential mortgage loans sold subject to credit recourse, and $103 thousand in gains and $261 thousand in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At September 30, 2023, OFG serviced $5.6 billion (December 31, 2022 - $5.8 billion) in mortgage loans for third parties. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At September 30, 2023, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $4.4 million (December 31, 2022 - $7.8 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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
Credit-related financial instruments at September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
	(In thousands)
Commitments to extend credit	$1,291,292	$1,403,118
Commercial letters of credit	396	1,082

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
At September 30, 2023 and December 31, 2022, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2023 and December 31, 2022, is as follows:

	September 30,	December 31,
	2023	2022
	(In thousands)
Standby letters of credit and financial guarantees	$28,116	$24,749
Loans sold with recourse	101,343	110,891
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
At September 30, 2023 and December 31, 2022, the allowance for credit losses for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $1.2 million and $734 thousand, respectively, and is included in other liabilities in the statement of financial condition.
At September 30, 2023 and December 31, 2022, OFG maintained other non-credit commitments amounting to $19.7 million and $21.5 million, respectively, primarily for the acquisition of equity securities. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and require to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At September 30, 2023 and December 31, 2022, OFG had commitments for capital expenditures in technology amounting to $5.7 million and $8.6 million, respectively.
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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At September 30, 2023 and December 31, 2022, this accrued liability amounted to $1.2 million and $2.4 million, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
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
Operating Lease Cost

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022	Statement of Operations Classification
	(In thousands)
Lease costs	$5,130	$5,188	$7,738	$7,851	Occupancy and equipment
Variable lease costs	674	873	1,021	1,157	Occupancy and equipment
Short-term lease cost	335	448	483	730	Occupancy and equipment
Lease income	(62)	(129)	(79)	(181)	Occupancy and equipment
Total lease cost	$6,077	$6,380	$9,163	$9,557
Operating Lease Assets and Liabilities

	September 30,	December 31,
	2023	2022	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$20,011	$25,363	Operating lease right-of-use assets
Lease Liabilities	$22,269	$27,370	Operating leases liabilities

	September 30,	December 31,
	2023	2022
	(In thousands)
Weighted-average remaining lease term	4.8 years	5.1 years
Weighted-average discount rate	7.0%	6.8%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2023 were as follows:

Minimum Rent
As of September 30, 2023	(In thousands)
2024	$2,331
2025	7,512
2026	5,324
2027	3,227
2028	2,377
Thereafter	5,772
Total lease payments	$26,543
Less imputed interest	4,274
Present value of lease liabilities	$22,269
OFG, as lessor, leases and subleases real property to tenants under operating leases. As of September 30, 2023, no material lease concessions have been granted to tenants. As of September 30, 2023, OFG, as lessee, has not requested any lease concessions.
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
Investment securities
The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC) (“ICE”). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2, depending on the basis for determining fair value. At December 31, 2022, OFG held one security categorized as other debt that was classified as Level 3. The estimated fair value of this security was determined by using an adjusted third-party model to calculate the present value of projected future cash flows. The assumptions were highly uncertain and included primarily market discount rates and current spread. The assumptions used were drawn from similar securities that were actively traded in the market and have similar risk characteristics. The valuation was performed on a quarterly basis. At September 30, 2023 there were no securities classified as Level 3.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Derivative instruments
The fair value of the interest rate swaps was largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values were not necessarily indicative of the future impact of derivative instruments on earnings. This depended, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The fair value of most of these derivative instruments was based on observable market parameters, which included discounting the instruments’ cash flows using the U.S. dollar LIBOR-based discount rates (or its fallback benchmark when applicable), and also applying yield curves that accounted for the industry sector and the credit rating of the counterparty and/or OFG. Certain other derivative instruments with limited market activity were valued using externally developed models that considered unobservable market parameters. Based on their valuation methodology, derivative instruments were classified as Level 2. At September 30, 2023 there were no derivative instruments outstanding.
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
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	September 30, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$739	$1,512,414	$—	$1,513,153
Trading securities	—	14	—	14
Money market investments	4,073	—	—	4,073
Servicing assets	—	—	50,601	50,601
	$4,812	$1,512,428	$50,601	$1,567,841
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$8,605	$8,605
Foreclosed real estate	—	—	9,555	9,555
Other repossessed assets	—	—	4,432	4,432
Mortgage loans held for sale	—	—	564	564
Other loans held for sale	$—	$—	25,282	25,282
	$—	$—	$48,438	$48,438

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
The fair value information included in the tables above for non-recurring fair value measurements is not as of period-end, except for the mortgage loans held for sale. Instead, it is as of the date that the fair value measurement was recorded during the periods ended September 30, 2023 and December 31, 2022, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended September 30, 2023 and 2022:
Level 3 Instruments Only

	Quarter Ended September 30,
	2023			2022
	Other debt securities available for sale	Servicing Assets	Total	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning period	$413	$49,966	$50,379	$1,581	$49,280	$50,861
New instruments acquired	—	453	453	376	666	1,042
Principal repayments and amortization	—	(1,060)	(1,060)	—	(1,191)	(1,191)
Instrument converted to equity security	(413)	—	(413)	(1,581)	—	(1,581)
Gains included in earnings	—	1,242	1,242	—	1,306	1,306
Gains included in other comprehensive income	—	—	—	23	—	23
Balance at end of period	$—	$50,601	$50,601	$399	$50,061	$50,460

	Nine-Month Period Ended September 30, 2023
	2023			2022
	Other debt securities available for sale	Servicing Assets	Total	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning period	$406	$50,921	$51,327	$1,530	$48,973	$50,503
New instruments acquired	—	1,818	1,818	376	2,935	3,311
Principal repayments and amortization	—	(3,210)	(3,210)	—	(4,168)	(4,168)
Instrument converted to equity security	(406)	—	(406)	(1,581)	—	(1,581)
Gains included in earnings	—	1,072	1,072	—	2,321	2,321
Gains included in other comprehensive income	—	—	—	74	—	74
Balance at end of period	$—	$50,601	$50,601	$399	$50,061	$50,460

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarters and nine-month periods ended September 30, 2023 and 2022.
Servicing assets gains included in earnings during the quarters and nine-month periods ended September 30, 2023 and 2022 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 7 – Servicing Assets.
During the quarters and nine-month periods ended September 30, 2023 and 2022, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.
The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$50,601	Cash flow valuation	Constant prepayment rate	3.33% - 20.40%	5.70%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$8,605	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	17.01%

Foreclosed real estate	$9,555	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	11.62%

Other repossessed assets	$4,432	Fair value of property or collateral	Estimated net realizable value less disposition costs	29.00% - 77.00%	59.97%

Mortgage loans held for sale	$564	Market prices	Pricing and execution whole loan	94.66% - 97.92%	96.70%

Other loans held for sale	$25,282	Bids or sales contract prices	Estimated market value	52.00% - 103.20%	84.80%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$406	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.15% - 2.12%	0.15%
			Recovery Rate	34.73%	34.73%

Servicing assets	$50,921	Cash flow valuation	Constant prepayment rate	3.43% - 21.20%	5.66%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$8,805	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 51.20%	17.11%

Foreclosed real estate	$11,214	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	11.81%

Other repossessed assets	$4,617	Fair value of property or collateral	Estimated net realizable value less disposition costs	22.00% - 80.00%	58.49%

Mortgage loans held for sale	$19,499	Fair value of property	Estimated net realizable value	83.25% - 102.43%	71.86%

Other loans held for sale	$21,088	Bids or sales contract prices	Estimated market value	100.00% - 103.20%	74.65%
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair value is subjective in nature, involves uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect these fair value estimates. The fair value estimates do not take into consideration the value of future business and the value of assets and liabilities that are not financial instruments. Other significant tangible and intangible assets that are not considered financial instruments include the value of long-term customer relationships of retail deposits, and premises and equipment.
The estimated fair value and carrying value of OFG’s financial instruments at September 30, 2023 and December 31, 2022 was as follows:

	September 30,		December 31,
	2023		2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$532,699	$532,699	$550,307	$550,307
Restricted cash	$—	$—	$157	$157
Investment securities available-for-sale	$739	$739	$309,133	$309,133
Level 2
Financial Assets:
Trading securities	$14	$14	$9	$9
Investment securities available-for-sale	$1,512,414	$1,512,414	$1,103,237	$1,103,237
Investment securities held-to-maturity	$441,759	$519,145	$469,186	$535,070
Federal Home Loan Bank (FHLB) stock	$18,988	$18,988	$6,005	$6,005
Equity securities	$23,174	$23,174	$17,662	$17,662
Derivative assets	$—	$—	$406	$406
Level 3
Financial Assets:
Investment securities available for sale	$—	$—	$406	$406
Total loans, net of allowance for credit losses	$6,916,132	$7,130,052	$6,467,878	$6,723,236
Accrued interest receivable	$67,868	$67,868	$62,402	$62,402
Servicing assets	$50,601	$50,601	$50,921	$50,921
Accounts receivable and other assets	$48,096	$48,096	$61,014	$61,014
Financial Liabilities:
Deposits	$8,545,617	$8,541,553	$8,556,300	$8,568,364
Securities sold under agreements to repurchase	$150,658	$150,701	$—	$—
Advances from FHLB	$297,532	$300,774	$26,716	$26,716
Other borrowings	$—	$—	$318	$318
Accrued expenses and other liabilities	$115,394	$115,394	$124,999	$124,999

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2023 and December 31, 2022:
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
•The fair value of investment securities, including trading securities, is based on quoted market prices, when available or prices provided from contracted pricing providers, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Equity securities do not have readily available fair values and are measured at cost, less any impairment. The estimated fair value of the convertible note in other debt securities available for sale outstanding at December 31, 2022 was determined by using an adjusted third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used, which were highly uncertain and required a high degree of judgment, included primarily market discount rates, current spreads, duration, leverage, default, and loss rates. The assumptions used were drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The valuation, which was obtained at least on a quarterly basis, was analyzed and its assumptions were evaluated and incorporated in either an internal-based valuation model, when deemed necessary, or compared to counterparties’ prices and agreed by management.
•The fair value of servicing asset is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
•The fair values of the derivative instruments outstanding at December 31, 2022, which included interest rate swaps and forward-settlement swaps, were based on the net discounted value of the contractual projected cash flows of both the pay-fixed receive-variable legs of the contracts. The projected cash flows were based on the forward yield curve and discounted using current estimated market rates.
•The fair value of the loan portfolio (including non-performing loans) is based on the exit market price, which is estimated by segregating by type, such as mortgage, commercial, consumer, and auto loans. Each loan segment is further segmented into fixed and adjustable interest rates. The fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates (voluntary and involuntary), if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan. The fair value of other loans held for sale is based on bids or sales prices agreed with third parties.
•The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.
•The fair value of long-term borrowings, which include securities sold under agreements to repurchase and advances from FHLB is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 23 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters and nine-month periods ended September 30, 2023 and 2022:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Banking service revenues:
Electronic banking fees	$13,447	$13,335	$40,416	$40,509
Checking accounts fees	2,233	2,332	6,638	6,702
Savings accounts fees	333	332	993	937
Credit life commissions	90	70	314	665
Branch service commissions	352	319	1,098	979
Servicing and other loan fees	668	621	2,251	2,427
International fees	174	217	536	702
Miscellaneous income	6	8	10	16
Total banking service revenues	17,303	17,234	52,256	52,937

Wealth management revenue:
Insurance income	3,607	3,906	11,146	10,758
Broker fees	1,945	1,601	5,525	5,204
Trust fees	2,139	2,489	6,298	7,796
Retirement plan and administration fees	—	177	36	542
Total wealth management revenue	7,691	8,173	23,005	24,300

Mortgage banking activities:
Net servicing fees	4,764	5,206	12,256	13,408
Net gains on sale of mortgage loans and valuation	450	(116)	2,009	2,192
Net gain (loss) on repurchased loans and other	196	(199)	268	(124)
Total mortgage banking activities	5,410	4,891	14,533	15,476
Total banking and financial service revenues	$30,404	$30,298	$89,794	$92,713
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
Mortgage Banking Activities
Mortgage banking activities such as servicing fees, gain on sale of mortgage loans and valuation, and loss on repurchased loans and other are out of the scope of ASC 606.
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

Banking includes the Bank’s branches and traditional banking products such as deposits and commercial, consumer, auto loans, and mortgage loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for OFG’s own portfolio. As part of its mortgage banking activities, OFG may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities.

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2023 and 2022:

	Quarter Ended September 30, 2023
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$145,667	$8	$23,905	$169,580	$(3,872)	$165,708
Interest expense	(20,662)	—	(7,131)	(27,793)	3,872	(23,921)
Net interest income	125,005	8	16,774	141,787	—	141,787
Provision for credit losses	16,371	—	59	16,430	—	16,430
Non-interest income	23,211	7,487	1	30,699	—	30,699
Non-interest expenses	(85,536)	(3,778)	(844)	(90,158)	—	(90,158)
Intersegment revenue	487	—	—	487	(487)	—
Intersegment expenses	—	(337)	(150)	(487)	487	—
Income before income taxes	46,796	3,380	15,722	65,898	—	65,898
Income tax expense (benefit)	20,994	(4)	35	21,025	—	21,025
Net income	$25,802	$3,384	$15,687	$44,873	$—	$44,873
Total assets	$8,742,283	$34,380	$2,523,536	$11,300,199	$(1,043,061)	$10,257,138

	Nine-Month Period Ended September 30, 2023
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$418,091	$19	$67,872	$485,982	$(13,301)	$472,681
Interest expense	(48,867)	—	(19,787)	(68,654)	13,301	(55,353)
Net interest income	369,224	19	48,085	417,328	—	417,328
Provision for credit losses	40,828	—	91	40,919	—	40,919
Non-interest income	68,190	22,631	(1,148)	89,673	—	89,673
Non-interest expenses	(254,777)	(11,871)	(2,618)	(269,266)	—	(269,266)
Intersegment revenue	1,610	—	—	1,610	(1,610)	—
Intersegment expenses	—	(1,096)	(514)	(1,610)	1,610	—
Income before income taxes	$143,419	$9,683	$43,714	$196,816	$—	$196,816
Income tax expense	61,463	16	62	61,541	—	61,541
Net income	$81,956	$9,667	$43,652	$135,275	$—	$135,275
Total assets	$8,742,283	$34,380	$2,523,536	$11,300,199	$(1,043,061)	$10,257,138
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, an international banking entity organized pursuant to the Puerto Rico International Banking Center Regulatory Act, as amended, which operates as a unit within the Bank. The time deposit with a balance of $308.9 million and $467.0 million at September 30, 2023 and 2022, respectively, is included in the Treasury Segment with its corresponding interest expense, to fund Oriental Overseas operations, which is included in the Banking Segment with its corresponding interest income,

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year period was mainly as a result of Federal Open Market Committee of the Board of Governors of the Federal Reserve System (“FRB”) federal funds rate increases and higher average balance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item I, “Financial Statements” of this quarterly report on Form 10-Q. This discussion and analysis section contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this quarterly report on Form 10-Q and set forth in our annual report for the year ended December 31, 2022 (the “2022 Form 10-K”), as supplemented and amended by any subsequent quarterly reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements. We have omitted discussion of 2021 results where it would be redundant to the discussion previously included in Item 2 of our Form 10-Q for the quarter ended September 30, 2022.

Other factors not identified above, including those described under the headings in our 2022 Form 10-K and any subsequent quarterly reports on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements.

INTRODUCTION

OFG is a publicly-owned financial holding company that provides wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, auto leasing and lending, financial planning, insurance sales, money management, investment banking and securities brokerage services, as well as corporate and individual trust services. OFG operates through three business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG conducts its business through its main office in San Juan, Puerto Rico, forty-two branches in Puerto Rico and two branches in the U.S. Virgin Islands (the “USVI”). OFG has three subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services and Oriental Insurance; three subsidiaries in the United States, OPC, OFG USA and OFG Ventures; and one subsidiary in the Cayman Islands, OFG Reinsurance. On December 31, 2022, OFG sold its retirement plan administration business which was operated under the OPC subsidiary and OPC thereafter ceased its operations. Comparative results for the quarter and nine-month period ended September 30, 2022 include these operations. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuously improving our already effective asset-liability management, growing non-interest revenue from banking and financial services, and achieving greater operating efficiencies.

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

RECENT DEVELOPMENTS
Economic Conditions

We believe that Puerto Rico’s economy continues to demonstrate resiliency and growth and that Puerto Rico’s private sector is expanding. The Puerto Rico Economic Activity Index, as published by the Economic Development Bank for Puerto Rico, in July 2023 increased 3.5% year-over-year and retail sales in July increased 3.8% year-over-year and, according to the data published by Economic Development Bank for Puerto Rico, wages are rising and labor participation is increasing. Total non-farm payroll employment in August 2023 improved 3.5% year-over-year and total employment rose 2.5% from July 2022 to August 2023. The inflow of federal stimulus and reconstruction funds for rebuilding infrastructure has continued. Nevertheless, OFG continues to pay attention to the potential impact of interest rate changes, inflation, and a possible U.S. mainland recession.
Industry Developments

Recent events impacting the financial services industry, particularly the failures and regulatory takeovers of three high-profile banks during the first half of 2023, resulted at that time in decreased general confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. Despite these negative industry developments, we believe that high levels of liquidity and capital place OFG in a strong position in today’s banking environment. OFG's customer deposits have remained stable at $8.5 billion. During the first half of 2023, OFG took a number of preemptive actions, which included pro-active outreach to clients and a review of its borrowing and liquidity positions with the goal of ensuring that OFG is adequately positioned to best serve its clients. Furthermore, we believe that OFG’s capital remains at high levels with CET1 and total capital ratios of 14.06% and 15.31%, respectively, as of September 30, 2023.
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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. As part of OFG’s continuous enhancement to the allowance for credit losses methodology, during the nine-month period ended September 30, 2023, an assessment of the weight of probability scenarios for the US loan segment was performed and updated to use a higher probability level in the moderate recessionary scenario. This change in the allowance for credit losses is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. Apart from the foregoing change, there have been no material changes in the methods that we used to formulate these critical accounting estimates from those discussed in our 2022 Form 10-K.

FINANCIAL HIGHLIGHTS

The third quarter results reflected year-over-year increases of 10% in core revenues and 9% in earnings per share. The period was highlighted by continued loan growth, stable core deposits, low cumulative deposit beta of 19%, increased operating leverage and strong performance metrics. We believe that OFG continues to benefit from overall higher interest rates and benign credit as economic activity in Puerto Rico continues to do well.

OFG’s self-service portal, launched earlier this year as part of our “Digital First” strategy, has been expanded to include more features and is rapidly being adopted by our customers. We believe that this is resulting in a growing number of digital transactions, enabling us to better meet the needs of the customers and communities that we serve.

Earnings per share diluted of $0.95 compared to $0.93 in the second quarter of 2023 and $0.87 in the third quarter of 2022. Total core revenues of $172.2 million compared to $170.5 million in the second quarter of 2023 and $156.8 million in the third quarter of 2022.

Performance metrics: Net interest margin of 5.80%, return on average assets of 1.76%, return on average tangible common stockholders’ equity of 17.59%, and efficiency ratio of 52.36%.

Net interest income of $141.8 million compared to $139.6 million in the second quarter of 2023 and $126.5 million in the third quarter of 2022. The third quarter of 2023 reflected the full effect of the 25 basis point increase in the FRB federal funds rate in the second quarter and a partial effect of the 25 basis points increase in the third quarter.

Total interest income of $165.7 million compared to $158.0 million in the second quarter of 2023 and $134.7 million in the third quarter of 2022. Compared to the second quarter of 2023, the third quarter of 2023 primarily reflected higher yields (7.84% vs. 7.76%) on increased average balances of loans and higher yields on variable rate loans.

Total interest expense of $23.9 million compared to $18.3 million in the second quarter of 2023 and $8.2 million in the third quarter of 2022. Compared to the second quarter of 2023, the third quarter of 2023 reflected higher cost of funds (1.07% vs. 0.84%) on increased average balances of deposits and borrowings.

Total banking and financial service revenues of $30.4 million compared to $30.9 million in the second quarter of 2023 and $30.3 million in the third quarter of 2022.

Pre-provision net revenues of $82.3 million compared to $80.8 million in the second quarter of 2023 and $69.6 million in the third quarter of 2022.

Total provision for credit losses of $16.4 million compared to $15.0 million in the second quarter of 2023 and $7.1 million in the third quarter of 2022. The third quarter of 2023 included $11.4 million due to increased loan volume, $4.1 million in qualitative adjustment, and $0.7 million for a specific reserve for the sale of a small portfolio of non-performing Puerto Rico small business commercial loans.

Credit quality: Net charge-offs of $18.8 million compared to $6.6 million in the second quarter of 2023 and $11.3 million in the third quarter of 2022. The third quarter of 2023 included $6.9 million for two loans previously and substantially reserved. The second quarter of 2023 included a recovery of $3.7 million from the sale of older, fully charged off auto and consumer loans. Early and total delinquency rates of 2.75% and 3.78%, respectively, and the non-performing loan rate of 1.33% were in the lower ranges seen over the last five quarters.

Total non-interest expense of $90.2 million compared to $88.9 million in the second quarter of 2023 and $87.5 million in the third quarter of 2022. Compared to the second quarter of 2023, the third quarter of 2023 operating expense decreased $1.3 million, due to a lower gain on sale of foreclosed real estate partially offset by lower general and administrative expenses.

Loans held for investment of $7.26 billion compared to $7.12 billion in the second quarter of 2023 and $6.68 billion in the third quarter of 2022. Loans increased 2.0% from the previous quarter and 8.6% year-over-year, reflecting increases in Puerto Rico and US commercial loans and retail auto and consumer loans.This was partially offset by regular paydowns of residential mortgages.

New loan production of $562.5 million compared to $691.8 million in the second quarter of 2023 and $511.3 million in the third quarter of 2022. The third quarter of 2023 reflected continued strong levels of auto, commercial and consumer lending.

Total investments of $2.07 billion compared to $1.70 billion in the second quarter of 2023 and $2.04 billion in the third quarter of 2022. The third quarter of 2023 investments increased from the previous quarter reflecting the purchase of $450.0 million fixed-rate mortgage-backed securities partly offset by regular repayments.

Customer deposits of $8.54 billion compared to $8.54 billion in the second quarter of 2023 and $8.84 billion in the third quarter of 2022.

Total borrowings of $451.5 million compared to $226.5 million in the second quarter of 2023 and $27.3 million in the third quarter of 2022. The increase in total borrowings reflects a new two-year FHLB advance amounting to $200.0 million, increases in FHLB overnight advance to $100.0 million and new repurchase agreements amounting to $150.7 million.

Cash and cash equivalents of $532.7 million compared to $799.0 million in the second quarter of 2023 and $815.4 million in the third quarter of 2022. Compared to the second quarter of 2023, the third quarter of 2023 cash reflected new purchases of MBS.

Total assets of $10.26 billion at September 30, 2023 compared to $10.03 billion at June 30, 2023 and $10.06 billion at September 30, 2022.

Capital: CET1 ratio of 14.03% level with the second quarter of 2023 and 13.38% in the third quarter of 2022. The Tangible Common Equity ratio was 9.74% compared to 9.99% in the second quarter of 2023 and 8.83% in the third quarter of 2022. Tangible Book Value per share of $21.01 compared to $21.06 in the second quarter of 2023 and $18.46 in the third quarter of 2022.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2023	2022	Variance %	2023	2022	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$165,708	$134,675	23.0%	$472,681	$369,846	27.8%
Interest expense	23,921	8,165	193.0%	55,353	23,048	140.2%
Net interest income	141,787	126,510	12.1%	417,328	346,798	20.3%
Provision for credit losses	16,430	7,120	130.8%	40,919	15,362	166.4%
Net interest income after provision for credit losses	125,357	119,390	5.0%	376,409	331,436	13.6%
Non-interest income	30,699	30,620	0.3%	89,673	98,436	(8.9)%
Non-interest expenses	90,158	87,492	3.0%	269,266	253,905	6.0%
Income before taxes	65,898	62,518	5.4%	196,816	175,967	11.8%
Income tax expense	21,025	20,599	2.1%	61,541	56,095	9.7%
Income available to common shareholders	$44,873	$41,919	7.0%	$135,275	$119,872	12.8%
PER SHARE DATA:
Basic	$0.95	$0.88	8.0%	$2.86	$2.49	14.9%
Diluted	$0.95	$0.87	9.2%	$2.84	$2.47	15.0%
Average common shares outstanding	47,114	47,558	(0.9)%	47,325	48,188	(1.8)%
Average common shares outstanding and equivalents	47,392	47,926	(1.1)%	47,605	48,594	(2.0)%
Cash dividends declared per common share	$0.22	0.20	10.0%	$0.66	0.50	32.0%
Cash dividends declared on common shares	$10,242	9,388	9.1%	$31,307	24,012	30.4%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.76%	1.65%	6.7%	1.80%	1.57%	14.6%
Return on average tangible common stockholders’ equity	17.59%	18.05%	(2.5)%	18.11%	17.20%	5.3%
Return on average common equity (ROE)	15.92%	16.03%	(0.7)%	16.32%	15.25%	7.0%
Efficiency ratio	52.36%	55.80%	(6.2)%	53.10%	57.77%	(8.1)%
Interest rate spread	5.71%	5.21%	9.6%	5.78%	4.82%	19.9%
Interest rate margin	5.80%	5.23%	10.9%	5.85%	4.84%	20.9%

	September 30,	December 31,	Variance
	2023	2022	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,074,474	$1,971,522	5.2%
Loans, net	7,130,052	6,723,236	6.1%
Total investments and loans	$9,204,526	$8,694,758	5.9%
Deposits and borrowings
Deposits	$8,541,553	$8,568,364	(0.3)%
Securities sold under agreements to repurchase	150,701	—	100.0%
Other borrowings	300,774	27,034	1012.6%
Total deposits and borrowings	$8,993,028	$8,595,398	4.6%
Stockholders’ equity
Common stock	59,885	59,885	—%
Additional paid-in capital	637,389	636,793	0.1%
Legal surplus	146,774	133,901	9.6%
Retained earnings	607,466	516,371	17.6%
Treasury stock, at cost	(228,374)	(211,135)	8.2%
Accumulated other comprehensive loss	(127,677)	(93,409)	36.7%
Total stockholders’ equity	$1,095,463	$1,042,406	5.1%
Per share data
Book value per common share	$23.28	$21.91	6.3%
Tangible book value per common share	$21.01	$19.56	7.4%
Market price	$29.86	$27.56	8.3%
Capital ratios
Leverage capital	11.03%	10.36%	6.5%
Common equity Tier 1 capital	14.06%	13.64%	3.1%
Tier 1 risk-based capital	14.06%	13.64%	3.1%
Total risk-based capital	15.31%	14.89%	2.8%
Financial assets managed
Trust assets managed	$2,351,823	$2,334,672	0.7%
Broker-dealer assets managed	2,305,520	2,172,116	6.1%
Total assets managed	$4,657,343	$4,506,788	3.3%
ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2023 and 2022.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE FOR THE QUARTERS ENDED SEPTEMBER 30, 2023 AND 2022

	Interest		Average rate		Average balance
	September 2023	September 2022	September 2023	September 2022	September 2023	September 2022
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$165,708	$134,675	6.78%	5.57%	$9,702,167	$9,597,670
Tax equivalent adjustment	3,440	3,980	0.14%	0.16%	—	—
Interest-earning assets - tax equivalent	169,148	138,655	6.92%	5.73%	9,702,167	9,597,670
Interest-bearing liabilities	23,922	8,165	1.07%	0.36%	8,888,033	8,962,730
Tax equivalent net interest income / spread	145,226	130,490	5.85%	5.37%	814,134	634,940
Tax equivalent interest rate margin			5.99%	5.53%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	14,544	12,774	3.18%	2.71%	1,830,060	1,883,209
Interest bearing cash and money market investments	9,025	5,661	5.26%	2.21%	680,864	1,016,561
Total investments	23,569	18,435	3.72%	2.52%	2,510,924	2,899,770
Non-PCD loans
Mortgage	8,302	9,253	5.45%	5.48%	609,664	675,664
Commercial	52,783	35,695	7.88%	5.94%	2,657,344	2,382,724
Consumer	18,193	15,368	11.46%	11.33%	629,780	537,883
Auto	45,569	37,361	8.34%	8.09%	2,169,034	1,832,581
Total Non-PCD loans	124,847	97,677	8.17%	7.14%	6,065,822	5,428,852
PCD loans
Mortgage	14,563	15,828	6.02%	5.85%	966,973	1,082,233
Commercial	2,614	2,492	6.75%	5.60%	154,930	178,125
Consumer	24	34	13.25%	13.44%	712	1,015
Auto	91	209	12.97%	10.90%	2,806	7,675
Total PCD loans	17,292	18,563	6.15%	5.85%	1,125,421	1,269,048
Total loans (1)	142,139	116,240	7.84%	6.89%	7,191,243	6,697,900
Total interest-earning assets	165,708	134,675	6.78%	5.57%	9,702,167	9,597,670

Interest-bearing liabilities:
Deposits:
NOW Accounts	6,974	2,927	1.13%	0.41%	2,445,955	2,799,234
Savings and money market	5,478	1,733	0.96%	0.29%	2,260,678	2,388,072
Time deposits	7,015	1,679	2.09%	0.61%	1,333,132	1,097,470
Total core deposits	19,467	6,339	1.28%	0.40%	6,039,765	6,284,776
Brokered deposits	32	9	5.30%	0.30%	2,400	11,366
	19,499	6,348	1.28%	0.40%	6,042,165	6,296,142
Non-interest bearing deposits	—	—	—	—	2,581,887	2,639,313

	Interest		Average rate		Average balance
	September 2023	September 2022	September 2023	September 2022	September 2023	September 2022
	(Dollars in thousands)
Fair value premium and core deposit intangible amortizations	1,321	1,639	—%	—%	—	—
Total deposits	20,820	7,987	0.96%	0.35%	8,624,052	8,935,455
Borrowings:
Securities sold under agreements to repurchase	728	—	5.52%	—%	52,365	—
Advances from FHLB and other borrowings	2,374	178	4.45%	2.59%	211,616	27,726
Total borrowings	3,102	178	—%	2.59%	263,981	27,726
Total interest-bearing liabilities	23,922	8,165	1.07%	0.36%	8,888,033	8,963,181
Net interest income / spread	$141,786	$126,510	5.71%	5.21%
Interest rate margin			5.80%	5.23%
Excess of average interest-earning assets over average interest-bearing liabilities					$814,134	$634,489
Average interest-earning assets to average interest-bearing liabilities ratio					109.16%	106.99%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis
C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$(554)	$2,324	$1,770
Interest bearing cash and money market investments	(2,496)	5,860	3,364
Loans	10,745	15,154	25,899
Total interest income	7,695	23,338	31,033
Interest Expense:
NOW Accounts	(417)	4,464	4,047
Savings and money market	(99)	3,844	3,745
Time deposits	574	4,762	5,336
Brokered deposits	(12)	35	23
Fair value premium and core deposit intangible amortizations	—	(318)	(318)
Securities sold under agreements to repurchase	364	364	728
Advances from FHLB and other borrowings	1,988	208	2,196
Total interest expense	2,398	13,359	15,757
Net Interest Income	$5,297	$9,979	$15,276

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

	Interest		Average rate		Average balance
	September 2023	September 2022	September 2023	September 2022	September 2023	September 2022
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$472,681	$369,846	6.62%	5.16%	$9,539,389	$9,583,964
Tax equivalent adjustment	12,013	9,446	0.17%	0.13%	—	—
Interest-earning assets - tax equivalent	484,694	379,292	6.79%	5.29%	9,539,389	9,583,964
Interest-bearing liabilities	55,352	23,048	0.84%	0.34%	8,772,357	8,937,864
Tax equivalent net interest income / spread	429,342	356,244	5.95%	4.95%	767,032	646,100
Tax equivalent interest rate margin			6.12%	5.08%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	42,214	25,110	3.03%	2.35%	1,855,120	1,423,120
Interest bearing cash and money market investments	24,499	9,574	4.94%	0.83%	662,813	1,541,036
Total investments	66,713	34,684	3.54%	1.56%	2,517,933	2,964,156
Non-PCD loans
Mortgage	25,528	28,192	5.47%	5.45%	622,102	690,224
Commercial	144,907	97,371	7.60%	5.59%	2,550,301	2,327,424
Consumer	51,645	42,282	11.41%	11.27%	605,043	501,574
Auto	128,796	108,251	8.27%	8.19%	2,083,216	1,767,922
Total Non-PCD loans	350,876	276,096	8.00%	6.98%	5,860,662	5,287,144
PCD loans
Mortgage	46,030	50,587	6.18%	5.99%	993,261	1,126,754
Commercial	8,670	7,595	5.32%	5.19%	162,999	195,182
Consumer	74	123	13.33%	14.00%	745	1,167
Auto	318	761	8.39%	10.63%	3,789	9,561
Total PCD loans	55,092	59,066	6.33%	5.91%	1,160,794	1,332,664
Total loans (1)	405,968	335,162	7.73%	6.77%	7,021,456	6,619,808
Total interest-earning assets	472,681	369,846	6.62%	5.16%	9,539,389	9,583,964

	Interest		Average rate		Average balance
	September 2023	September 2022	September 2023	September 2022	September 2023	September 2022
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	16,159	7,241	0.88%	0.36%	2,466,113	2,807,838
Savings and money market	12,742	4,220	0.76%	0.24%	2,238,866	2,311,568
Time deposits	16,328	5,570	1.71%	0.65%	1,273,928	1,147,404
Total core deposits	45,229	17,031	1.01%	0.36%	5,978,907	6,266,810
Brokered deposits	40	26	1.27%	0.30%	4,181	11,366
	45,269	17,057	1.01%	0.31%	5,983,088	6,278,176
Non-interest bearing deposits	—	—	—%	—%	2,603,735	2,626,663
Fair value premium and core deposit intangible amortizations	3,962	4,915	—%	—%	—	—
Total deposits	49,231	21,972	0.77%	0.33%	8,586,823	8,904,839
Borrowings:
Securities sold under agreements to repurchase	728	—	5.52%	—%	17,647	—
Advances from FHLB and other borrowings	5,393	555	4.29%	2.67%	167,887	27,725
Subordinated capital notes	—	521	—%	13.15%	—	5,300
Total borrowings	6,121	1,076	4.41%	4.35%	185,534	33,025
Total interest-bearing liabilities	55,352	23,048	0.84%	0.34%	8,772,357	8,937,864
Net interest income / spread	$417,329	$346,798	5.78%	4.82%
Interest rate margin			5.85%	4.84%
Excess of average interest-earning assets over average interest-bearing liabilities					$767,032	$646,100
Average interest-earning assets to average interest-bearing liabilities ratio					108.74%	107.30%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$9,490	$7,614	$17,104
Interest-bearing cash and money market investments	(8,337)	23,262	14,925
Loans	26,814	43,992	70,806
Total interest income	27,967	74,868	102,835
Interest Expense:
NOW Accounts	(981)	9,899	8,918
Savings and money market	(138)	8,660	8,522
Time deposits	858	9,900	10,758
Brokered deposits	(25)	39	14
Fair value premium and core deposit intangible amortizations	—	(953)	(953)
Securities sold under agreements to repurchase	364	364	728
Advances from FHLB and other borrowings	4,320	518	4,838
Subordinated capital notes	(261)	(260)	(521)
Total interest expense	4,137	28,167	32,304
Net Interest Income	$23,830	$46,701	$70,531
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
Comparison of quarters ended September 30, 2023 and 2022
Net interest income of $141.8 million increased $15.3 million from $126.5 million. Tax equivalent basis net interest income of $145.2 million increased $14.7 million, or 11.3%, from $130.5 million.
Interest rate spread increased 50 basis points to 5.71% from 5.21% and net interest margin increased 57 basis points to 5.80% from 5.23%. This increase reflects an increase of 121 and 71 basis points, respectively, in the total average yield of interest-earning assets and the average cost of interest-bearing liabilities.
Net interest income was positively impacted by:
•An increase of $25.9 million in interest income from loans, primarily driven by: (i) higher interest income from commercial loans by $17.2 million, reflecting the upward repricing of variable rate commercial loans and increased yields on new loans originated during 2023; (ii) higher interest income from auto loans by $8.1 million, mainly due to an increase in the average balance of this portfolio by approximately $331.6 million; and (iii) higher interest income from consumer loans by $2.8 million, mainly due to an increase in the average balance of this portfolio of approximately $91.6 million. These increases were partially offset by lower interest income from residential mortgage loans by $2.2 million, reflecting a decrease in the average balance of this portfolio by approximately $181.3 million;
•An increase of $3.4 million in interest income from a higher yield in lower balances of interest-bearing cash and money market investments related to increases in the FRB federal funds rate. The FRB federal funds target rates increased from a range of 3.00% to 3.25% in the third quarter of 2022 to a range of 5.25% to 5.50% in the third quarter of 2023; and
•An increase of $1.8 million in interest income from investments securities, primarily related to higher yield by 47 basis points, which contributed to an increase in interest income of approximately $2.3 million.

These increases were partially offset by higher interest expense by $15.8 million from (i) deposits of $12.8 million due to higher average cost of total deposits of 61 basis points, (ii) advances from the FHLB of $2.9 million and (iii) repurchase agreements of $728 thousand originated during the third quarter of 2023.
Comparison of the nine-month periods ended September 30, 2023 and 2022
Net interest income of $417.3 million increased by $70.5 million from $346.8 million. Tax equivalent basis net interest income of $429.3 million increased $73.1 million, or 20.5%, from $356.2 million.
Interest rate spread increased by 96 basis points to 5.78% from 4.82% and net interest margin increased 101 basis points to 5.85% from 4.84%. This increase reflects an increase of 146 and 50 basis points, respectively, in the total average yield of interest-earning assets and the average cost of interest-bearing liabilities.
Net interest income was positively impacted by:
•A $70.8 million increase in interest income from loans driven by: (i) higher interest income from commercial loans of $48.6 million, primarily related to the upward repricing of variable rate commercial loans and increased yields on new loans originated during 2023; (ii) higher interest income from consumer loans of $9.3 million mainly due to an increase of $103.0 million in the average balance of this portfolio; and (iii) higher interest income from auto loans of $20.1 million reflecting higher originations during 2023, partially offset by a decrease of $7.2 million in interest income from mortgage loans due to a reduction of $201.6 million in the average balance of this portfolio;
•A $17.1 million increase in interest income from investment securities, primarily related to a higher average volume of $432.0 million, which resulted in an increase in interest income of approximately $9.5 million, and higher yield by 68 basis points, which contributed to the increase in net interest income by approximately $7.6 million; and
•A $14.9 million increase in interest income from higher yield in lower balances of interest-bearing cash and money market related to the increase in the FRB federal funds rate during 2022 and 2023.
These increases were partially offset by higher interest expense of $32.3 million from (i) deposits of $27.3 million due to higher average cost of total deposits of 44 basis points, (ii) advances from the FHLB of $5.0 million and (iii) repurchase agreements of $728 thousand originated during the third quarter of 2023, partially offset by the early redemption of $36.1 million subordinated capital notes during the first quarter of 2022, which resulted in a decrease in interest expense of $521 thousand.
TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2023	2022	Variance %	2023	2022	Variance %
	(In thousands)			(In thousands)
Banking service revenue	$17,303	$17,234	0.4%	$52,256	$52,937	(1.3)%
Wealth management revenue	7,691	8,173	(5.9)%	23,005	24,300	(5.3)%
Mortgage banking activities	5,410	4,891	10.6%	14,533	15,476	(6.1)%
Total banking and financial service revenue	30,404	30,298	0.3%	89,794	92,713	(3.1)%
Net (loss) gain on:
Sale of securities	—	—	—%	(1,149)	—	(100.0)%
Early extinguishment of debt	—	—	—%	—	42	(100.0)%
Other non-interest income	295	322	(8.4)%	1,028	5,681	(81.9)%
Total non-interest income	$30,699	$30,620	0.3%	$89,673	$98,436	(8.9)%

Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains on sales of assets.
Comparison of quarters ended September 30, 2023 and 2022
OFG recorded non-interest income, net, in the amount of $30.7 million, compared to $30.6 million, an increase of 0.3%, or $79 thousand. The slight increase in non-interest income was mainly due to the net effect of:
•An increase of $519 thousand in mortgage banking activities mainly from a $832 thousand negative valuation adjustment to loans held for sale in the prior year quarter, partially offset by lower gains on sales in the current quarter driven by lower sales volume; and
•A decrease of $482 thousand in wealth management revenue primarily reflecting: (i) a $262 thousand decrease in trust division fees from the discontinuation of personal trust services in 2022 and (ii) the sale of the retirement plan administration business in December 31, 2022, which resulted in a decrease of approximately $184 thousand.
Comparison of the nine-month periods ended September 30, 2023 and 2022
OFG recorded non-interest income in the amount of $89.7 million, compared to $98.4 million, a decrease of 8.9%, or $8.8 million. The decrease in non-interest income was mainly due to:
•A decrease of $4.7 million in other non-interest income, primarily related to a $4.7 million gain recognized on the sale of a branch building during 2022;
•A $1.1 million loss associated with the sale of a $203.3 million short-term US treasury note available for sale during 2023;
•A decrease of $1.3 million in wealth management revenue, primarily reflecting: (i) a $1.5 million decrease in trust division fees from the discontinuation of personal trust services in 2022 and (ii) the sale of the retirement plan administration business in December 31, 2022, which resulted in a decrease of $507 thousand. This decrease was partially offset by higher insurance fees of $388 thousand from an increase in auto product commissions, institutional policies and reinsurance income, and higher broker-dealer fees of $321 thousand;
•A decrease of $943 thousand in mortgage banking activities due to: (i) a $292 thousand reduction in servicing fees as a result of the FNMA mortgage servicing transfer to a third party and a $359 thousand reduction in cash collections, (ii) an unfavorable impact of $295 thousand in mortgage servicing rights valuation and (iii) a $182 thousand net gain on sales driven by lower sales volume; and
•A decrease of $681 thousand in banking service revenues, primarily related to: (i) a $294 thousand reduction in prepayment loan fees, (ii) a $371 thousand reduction in credit life commissions, and (iii) a $205 thousand reduction in electronic banking charges of merchant-related income partially offset by higher debit card interchange fees.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2023	2022	Variance %	2023	2022	Variance %
	(In thousands)			(In thousands)
Compensation and employee benefits	$38,095	$35,332	7.8%	$114,409	$104,830	9.1%
Occupancy, equipment and infrastructure costs	14,887	12,638	17.8%	43,506	37,415	16.3%
Electronic banking charges	10,662	9,965	7.0%	31,260	29,473	6.1%
Information technology expenses	7,106	5,270	34.8%	20,712	15,602	32.8%
Professional and service fees	4,810	6,441	-25.3%	15,193	19,224	-21.0%
Taxes, other than payroll and income taxes	3,407	3,324	2.5%	9,944	9,897	0.5%
Insurance	2,433	2,394	1.6%	8,039	7,458	7.8%
Loan servicing and clearing expenses	1,715	2,144	-20.0%	5,848	6,309	-7.3%
Advertising, business promotion, and strategic initiatives	2,206	1,926	14.5%	6,304	5,815	8.4%
Communication	1,040	982	5.9%	3,229	3,230	—%
Printing, postage, stationery and supplies	922	878	5.0%	2,518	2,755	-8.6%
Director and investor relations	269	261	3.1%	1,047	856	22.3%
Foreclosed real estate and other repossessed assets (income) loss, net of expenses	(27)	573	104.7%	(1,554)	(2,313)	32.8%
Other	2,633	5,364	-50.9%	8,811	13,354	-34.0%
Total non-interest expenses	$90,158	$87,492	3.0%	$269,266	$253,905	6.0%
Relevant ratios and data:
Efficiency ratio	52.36%	55.80%		53.10%	57.77%
Compensation and benefits to non-interest expense	42.25%	40.38%		42.49%	41.29%
Compensation to average total assets owned (annualized)	1.50%	1.39%		1.52%	1.38%
Average number of employees	2,267	2,247		2,260	2,246
Average compensation per employee (annualized, in thousands)	$67.22	$62.90		$67.50	$62.23
Average loans per average employee	$3,172	$2,981		$3,107	$2,947
Comparison of quarters ended September 30, 2023 and 2022
Non-interest expense was $90.2 million, representing an increase of 3.0%, or $2.7 million, compared to $87.5 million. The increase in non-interest expense was mainly due to:
•Increase in compensation and employee benefits of $2.8 million, as a result of higher salaries and benefits, including payroll taxes and connectivity expenses;
•Increase in occupancy, equipment and infrastructure costs of $2.2 million, primarily related to an increase of $1.8 million in depreciation and amortization expenses reflecting new digital projects placed in production since 2022; and
•Increase of $1.8 million in information technology expenses, primarily driven by higher design, development and operating support expenses incurred as part of OFG’s digital transformation strategy.
The increase in non-interest expense was partially offset by decreases of: (i) $1.6 million in professional and service fees mainly due to lower legal and compliance-related expenses and (ii) $1.4 million in climate event expenses, related to 2022 Hurricane Fiona.

The efficiency ratio was 52.36%, an improvement from 55.80%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that were excluded from the adjusted efficiency ratio computation for the quarters ended September 30, 2023 and 2022 amounted to $295 thousand and $322 thousand, respectively.
Comparison of the nine-month periods ended September 30, 2023 and 2022
Non-interest expense was $269.3 million, representing an increase of 6.0%, or $15.4 million, compared to $253.9 million. The increase in non-interest expense was mainly due to:
•Increase in compensation and employee benefits of $9.6 million due to higher salaries and benefits, including payroll taxes and connectivity expenses;
•Increase of $6.1 million in occupancy, equipment and infrastructure costs primary related to: (i) higher balances of $4.4 million in depreciation and amortization expenses reflecting new digital projects placed in production since 2022 and (ii) a $1.3 million increase in software maintenance expenses;
•Increase of $5.1 million in information technology expenses driven by higher design, development and operating support expenses incurred as part of OFG’s digital transformation strategy;
•Decrease of $759 thousand in foreclosed real estate and other repossessed assets income reflecting lower gain on sales of such assets; and
•Increase of $1.8 million in electronic banking charges mainly due to increases of $1.5 million in point-of-sale and merchant-related fees and $790 thousand in debit card billing fees from more transactions year over year.
The increase in non-interest expense was partially offset by a decrease in professional and service fees by $4.0 million, reflecting lower balances in compliance-related expenses.
The efficiency ratio was 53.10%, an improvement from 57.77%. Amounts presented as part of non-interest income that were excluded from the efficiency ratio computation for nine-month periods ended September 30, 2023 and 2022 amounted to $121 thousand and $5.7 million, respectively.
Provision for Credit Losses
Comparison of quarters ended September 30, 2023 and 2022
Provision for credit losses increased by $9.3 million to $16.4 million from $7.1 million. The provision for credit losses for the third quarter of 2023 reflected a provision of $11.4 million related to the growth in loan balances, $4.1 million associated with qualitative adjustments, mostly to the auto portfolio, and $702 thousand related to a specific reserve for a small portfolio of non-performing Puerto Rico small business commercial loans transferred to held for sale at the end of the quarter.
The provision for credit losses for the third quarter of 2022 included a provision of $7.6 million due to the growth in loan balances and a provision of $1.0 million associated with qualitative adjustments, which included $6.9 million for anticipated Hurricane Fiona-related losses net of the improvement in the performance of the portfolios and in Puerto Rico’s labor market, partially offset by recaptures of $865 thousand for changes in the economic and loss rate models and other miscellaneous reserves and $639 thousand related to certain commercial-specific loan reserves due to certain commercial loans placed in non-accrual status.
Comparison of the nine-month periods ended September 30, 2023 and 2022
Provision for credit losses increased $25.6 million to $40.9 million from $15.4 million. The provision for credit losses for 2023 reflected a provision of $23.8 million related to the growth in loan balances, a provision of $14.7 million related to commercial specific loan reserves, mainly in the US commercial loan portfolio, and $5.1 million associated with qualitative adjustment, partially offset by releases of $3.2 million for changes in the economic and loss rate models.

The provision for credit losses for 2022 reflected a provision of $16.7 million related to the growth in loan balances and a provision of $8.9 million related to commercial-specific loan reserves due to certain commercial loans placed in non-accrual, offset by a $8.6 million release associated with qualitative adjustment due to improvement in the performance of the portfolios and in Puerto Rico’s labor market, net of the $6.9 million provision for anticipated Hurricane Fiona-related losses, and a $1.6 million release for changes in the economic and loss rate models and other miscellaneous reserves.
Income Tax Expense
Comparison of quarters ended September 30, 2023 and 2022
Income tax expense for the third quarter of 2023 increased $426 thousand to $21.0 million from $20.6 million. OFG’s ETR was 31.9% in 2023 compared to 32.9% in 2022. The increase in the income tax expense was mainly related to greater income before tax and lower income subject to a lower tax rate.
Comparison of the nine-month periods ended September 30, 2023 and 2022
Income tax expense increased by $5.4 million to $61.5 million from $56.1 million. OFG’s ETR was 31.3% in 2023 compared to 31.9% in 2022. The increase in the income tax expense was mainly due to less income in OIB, which is fully exempt, and in OFG USA, which has a lower tax rate. Also, year 2022 included a capital gain from the sale of a building that helped reduce the expense in that year.
Refer to “Note 14 – Income Taxes” to the consolidated financial statements for additional information on the income tax expense.
Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2023 and 2022.

TABLE 4 - BUSINESS SEGMENTS
	Quarter Ended September 30, 2023
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$145,667	$8	$23,905	$169,580	$(3,872)	$165,708
Interest expense	(20,662)	—	(7,131)	(27,793)	3,872	(23,921)
Net interest income	125,005	8	16,774	141,787	—	141,787
Provision for credit losses	16,371	—	59	16,430	—	16,430
Non-interest income	23,211	7,487	1	30,699	—	30,699
Non-interest expenses	(85,536)	(3,778)	(844)	(90,158)	—	(90,158)
Intersegment revenue	487	—	—	487	(487)	—
Intersegment expenses	—	(337)	(150)	(487)	487	—
Income before income taxes	46,796	3,380	15,722	65,898	—	65,898
Income tax expense	20,994	(4)	35	21,025	—	21,025
Net income	$25,802	$3,384	$15,687	$44,873	$—	$44,873
Total assets	$8,742,283	$34,380	$2,523,536	$11,300,199	$(1,043,061)	$10,257,138

	Nine-Month Period Ended September 30, 2023
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$418,091	$19	$67,872	$485,982	$(13,301)	$472,681
Interest expense	(48,867)	—	(19,787)	(68,654)	13,301	(55,353)
Net interest income	369,224	19	48,085	417,328	—	417,328
Provision for credit losses	40,828	—	91	40,919	—	40,919
Non-interest income (loss)	68,190	22,631	(1,148)	89,673	—	89,673
Non-interest expenses	(254,777)	(11,871)	(2,618)	(269,266)	—	(269,266)
Intersegment revenue	1,610	—	—	1,610	(1,610)	—
Intersegment expenses	—	(1,096)	(514)	(1,610)	1,610	—
Income before income taxes	$143,419	$9,683	$43,714	$196,816	$—	$196,816
Income tax expense	61,463	16	62	61,541	—	61,541
Net income	$81,956	$9,667	$43,652	$135,275	$—	$135,275
Total assets	$8,742,283	$34,380	$2,523,536	$11,300,199	$(1,043,061)	$10,257,138
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, an international banking entity organized pursuant to the Puerto Rico International Banking Center Regulatory Act, as amended, which operates as a unit within the Bank. The time deposit with a balance of $308.9 million and $467.0 million at September 30, 2023 and 2022, respectively, is included in the Treasury Segment with its corresponding interest expense, to fund Oriental Overseas operations, which is included in the Banking Segment with its corresponding interest income, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year period was mainly as a result of Federal Open Market Committee of the Board of Governors of the Federal Reserve System (“FRB”) federal funds rate increases and higher average balance.

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
Comparison of quarters ended September 30, 2023 and 2022
Banking
OFG’s banking segment net income before taxes increased by $2.9 million from $43.9 million to $46.8 million, mainly reflecting:
•Increase of $25.9 million in interest income from loans, driven by increased yields on higher balances; and
•Increase of $1.8 million in interest income related to Oriental Overseas’ time deposit from the Bank to fund its operations, which is eliminated in the consolidation, mainly as a result of higher interest rates in the current period.

The increase in the banking segment’s income net income was partially offset by:
•Increase of $12.8 million in interest expense primarily related to an increase in the average cost of deposits and borrowings;
•Increase of $9.3 million in provision for credit losses. The third quarter of 2023 included $11.4 million related to the growth in loan balances and $4.1 million associated with qualitative adjustments; and
•Increase of $3.5 million in non-interest expenses, primarily reflecting higher compensation and employee benefits, occupancy and equipment, and information technology expenses by $3.1 million, $2.3 million and $1.8 million, respectively, partially offset by lower professional and service fees of $2.1 million and climate event expenses, related to 2022 Hurricane Fiona, by $1.4 million.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage, and insurance and reinsurance activities. Net income before taxes from this segment remained leveled at $3.4 million from $3.3 million. The sale of OFG’s retirement plan administration business during the fourth quarter of 2022 resulted in a decrease in non-interest income of $538 thousand and in non-interest expenses of $655 thousand.
Treasury
Treasury segment net income before taxes increased by $334 thousand, mainly reflecting an increase in interest income from the purchases of investment securities during the years 2022 and 2023 and higher yield in lower balances of interest bearing cash and money market investments related to the increase in the federal funds rate, partially offset by an increase in interest expense associated with more expenses in inter-segment borrowing as a result of higher average balance and federal funds rate increases and new borrowings during 2023.
Comparison of nine-month periods ended September 30, 2023 and 2022
Banking
OFG’s banking segment net income before taxes increased by $5.8 million from $137.6 million to $143.4 million, mainly reflecting:
•Increase of $70.8 million in interest income from loans, driven by increased yields on higher loan balances; and
•Increase of $10.3 million in interest income related to Oriental Overseas’ time deposit from the Bank to fund its operations, which is eliminated in the consolidation, mainly as a result of higher average unpaid principal balance and interest rates in the current period.
The increase in the banking segment’s net income was partially offset by:
•Increase of $25.4 million in provision for credit losses. The 2023 provision reflects $23.8 million related to the growth in loan balances, a provision of $14.7 million related to commercial-specific loan reserves, mainly in the US commercial loan portfolio, and $5.1 million associated with qualitative adjustments;
•Increase of $27.1 million in interest expense on deposits mainly related to higher costs of deposits and borrowings;
•Increase of $17.3 million in non-interest expenses, mainly due to increases of: (i) $10.5 million in compensation and employee benefits, (ii) $6.4 million in occupancy, equipment and infrastructure costs related to depreciation and amortization expenses reflecting new digital projects placed in production since 2022 and software maintenance expenses, and (iii) $5.1 million in information technology expenses related to digital transformation, partially offset by lower: (i) professional and service fees of $3.9 million, and (ii) climate event expenses of $1.4 million related to 2022 Hurricane Fiona; and
•Decrease of $5.5 million in non-interest income mainly due to the $4.7 million gain from the sale of a building in 2022.

Wealth Management
Net income before taxes from this segment remained leveled at $9.7 million compared to the prior year period. The sale of OFG’s retirement plan administration business during the fourth quarter of 2022 resulted in a decrease of $1.6 million in non-interest income and $2.0 million in non-interest expenses.
Treasury
Treasury segment net income before taxes increased by $15.0 million, mainly reflecting:
•Increase of $32.1 million in interest income, reflecting the purchase of agency mortgage-backed securities and U.S. Treasury securities during the current period and higher yield in lower balances of interest-bearing cash and money market investments related to the increase in the federal funds rate;
•Increase of $15.6 million in interest expense, reflecting higher expenses of: (i) $10.3 million in inter-segment borrowing as a result of higher average balance and federal funds rate increases, (ii) $5.0 million in advances from FHLB and (iii) $728 thousand in repurchase agreements; and
•A loss of $1.1 million related to the sale of a short-term US treasury note during 2023.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At September 30, 2023, OFG’s total assets amounted to $10.257 billion, an increase of $438.4 million, when compared to $9.819 billion at December 31, 2022.
Cash and due from banks of $528.6 million decreased by $17.5 million, reflecting loan funding and the purchase of $492.2 million mortgage-backed securities, partially offset by new repurchase agreements amounting to $150.6 million, the effect of a two-year $200.0 million FHLB advance and the increase of the FHLB overnight advance by $73.4 million, and the sale and maturities of US Treasury notes during the nine-month period ended September 30, 2023.
The investment portfolio increased by $103.0 million or 5.2% primarily related to the purchase of $492.2 million in mortgage-backed securities, $70.0 million in mortgage loan securitizations, partially offset by the sale of a $203.3 million US treasury note available for sale, the maturity of $111.5 million US treasury notes, principal paydowns on mortgage-backed securities amounting to $94.0 million, and unfavorable market value adjustments of $40.4 million. OFG’s strategy is to invest its liquidity in highly liquid securities after taking into account the investment’s characteristics with respect to yield and term and the current market environment.
OFG’s loan portfolio is comprised of commercial loans secured by real estate, other commercial and industrial loans, US commercial loans, residential mortgage loans, consumer loans, and auto loans. At September 30, 2023, OFG’s net loan portfolio increased by $406.8 million or 6.1% reflecting increases in commercial, auto and consumer loans, partially offset by a decrease in residential mortgage loans.
Financial Assets Managed
At September 30, 2023, OFG’s financial assets include those managed by OFG’s trust division, and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages Keogh retirement plans and custodian and corporate trust accounts. At September 30, 2023 and December 31, 2022, the total assets managed by OFG’s trust division amounted to $2.352 billion and $2.335 billion, respectively. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2023, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.306 billion, compared to $2.172 billion at December 31, 2022.
Goodwill
OFG’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG completes its annual goodwill impairment test as of October 31 of each year. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. During the quarter ended September 30, 2023, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at September 30, 2023.
As of both September 30, 2023 and December 31, 2022, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $100 thousand to the wealth management segment. Please refer to “Note 9 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	September 30,	December 31,	Variance %
	2023	2022
	(In thousands)
Investments:
FNMA and FHLMC certificates	$1,481,969	$1,105,551	34.0%
US Treasury securities	199,635	506,768	-60.6%
GNMA certificates	339,384	319,534	6.2%
Equity securities	42,162	23,667	78.1%
CMOs issued by US government-sponsored agencies	10,675	14,851	-28.1%
Other debt securities	635	1,142	-44.4%
Trading securities	14	9	55.6%
Total investments	2,074,474	1,971,522	5.2%
Loans, net	7,130,052	6,723,236	6.1%
Total investments and loans	9,204,526	8,694,758	5.9%
Other assets:
Cash and due from banks (including restricted cash)	528,626	546,303	-3.2%
Money market investments	4,073	4,161	-2.1%
Foreclosed real estate	9,555	11,214	-14.8%
Accrued interest receivable	67,868	62,402	8.8%
Deferred tax asset, net	11,121	55,485	-80.0%
Premises and equipment, net	103,040	106,820	-3.5%
Servicing assets	50,601	50,921	-0.6%
Goodwill	84,241	84,241	0.0%
Other intangible assets	22,419	27,593	-18.8%
Operating lease right-of-use assets	20,011	25,363	-21.1%
Other assets and customers' liability on acceptances	151,057	149,519	1.0%
Total other assets	1,052,612	1,124,022	-6.4%
Total assets	$10,257,138	$9,818,780	4.5%
Investment portfolio composition:
FNMA and FHLMC certificates	71.5%	56.0%
US Treasury securities	9.6%	25.7%
GNMA certificates	16.4%	16.2%
Equity securities	2.0%	1.2%
CMOs issued by US government-sponsored agencies	0.5%	0.8%
Other debt securities and trading securities	0.0%	0.1%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	September 30,	December 31,	Variance %
	2023	2022
	(In thousands)
Loans held for investment:
Commercial	$2,832,985	$2,629,929	7.7%
Mortgage	1,604,010	1,704,221	(5.9)%
Consumer	613,195	537,257	14.1%
Auto	2,211,545	1,963,915	12.6%
	7,261,735	6,835,322	6.2%
Allowance for credit losses	(157,529)	(152,673)	3.2%
Total loans held for investment	7,104,206	6,682,649	6.3%
Mortgage loans held for sale	564	19,499	(97.1)%
Other loans held for sale	25,282	21,088	19.9%
Total loans held for sale	25,846	40,587	(36.3)%
Total loans, net	$7,130,052	$6,723,236	6.1%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $7.130 billion at September 30, 2023, a 6.1% increase when compared to $6.723 billion at December 31, 2022. The composition and trends of OFG’s loans held-for-investment portfolio were as follows:
•Commercial loan portfolio amounted to $2.833 billion (39.0% of the gross loan portfolio) compared to $2.630 billion (38.5% of the gross loan portfolio) at December 31, 2022. Commercial loans secured by non-owner occupied commercial real estate amounted to $620.1 million and $605.5 million at September 30, 2023 and December 31, 2022, respectively, which represented 8.5% and 8.9% of our total loan portfolio held for investment. US commercial loans amounted to $707.6 million and $642.1 million at September 30, 2023 and December 31, 2022, respectively, which represented 9.7% and 9.4% of our total loan portfolio held for investment. Commercial loan production increased by 20% or $36.0 million to $215.4 million in the third quarter of 2023 from $179.4 million in the prior year quarter, and increased 10%, or $72.3 million, to $770.4 million in the nine-month period ended September 30, 2023 from $698.1 million for the same period of 2022.
•Mortgage loan portfolio amounted to $1.604 billion (22.1% of the gross loan portfolio) compared to $1.704 billion (24.9% of the gross originated loan portfolio) at December 31, 2022. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $18.2 million and $32.6 million at September 30, 2023 and December 31, 2022, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability. Mortgage loan production totaled $33.3 million and $99.6 million in the quarter and nine-month period ended September 30, 2023, respectively, which represents a decrease of 14.4% and 40%, respectively, from $38.9 million and $165.7 million for the same periods in 2022. This decrease reflects the negative impact of the FRB federal funds rate increases during 2022 and 2023 in the Puerto Rico housing market. OFG follows a conservative residential mortgage lending policy with more than 90% of its residential mortgage portfolio consisting of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk associated with subprime loans offered by certain major US mortgage loan originators. Furthermore, OFG has never been active in negative amortization loans or offered adjustable-rate mortgage loans with teaser rates.
•Consumer loan portfolio amounted to $613.2 million (8.4% of the gross loan portfolio) compared to $537.3 million (7.9% of the gross loan portfolio) at December 31, 2022. Consumer loan production increased by 4.7% to $76.5 million in the third quarter of 2023 from $73.0 million in prior year quarter, and decreased by 6%, or $16.9 million to $249.8 million in the nine-month period ended September 30, 2023 from $266.7 million in the same period in 2022.
•Auto loans portfolio amounted to $2.212 billion (30.5% of the gross loan portfolio) compared to $1.964 billion (28.7% of the gross originated loan portfolio) at December 31, 2022. Auto loans production increased by 7.9% to $237.3 million in the third quarter of 2023 compared to $236.3 million in the prior year quarter, and increased by 18%, or $104.7 million to $695.9 million in the nine-month period ended September 30, 2023 from $591.2 million in the same period of 2022.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS

September 30, 2023
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$68,297	$—	$1,982	$66,315
At September 30, 2023, OFG has $68.3 million of direct credit exposure to the Puerto Rico government, a $5.4 million decrease from $73.7 million in December 31, 2022.
Allowance for Credit Losses
OFG measures its allowance for credit losses based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets.
Tables 8 through 11 set forth an analysis of activity in the allowance for credit losses and present selected credit loss statistics for the quarters and nine month periods ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022. In addition, Table 6 sets forth the composition of the loan portfolio.
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
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 13 and 15). At September 30, 2023, OFG had $80.6 million of non-accrual loans held for investment, including $6.9 million PCD loans, compared to $89.6 million at December 31, 2022, reflecting decreases of $3.3 million and $5.9 million in auto and mortgage loan portfolios, respectively. At September 30, 2023 and December 31, 2022, total commercial non-accrual loans excluded $8.5 million and $27.8 million, respectively, of non-accrual commercial loans held for sale.
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
Delinquent residential mortgage loans insured or guaranteed under applicable Federal Housing Administration (“FHA”) and United States Department of Veterans Affairs (“VA”) programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of September 30, 2023 and December 31, 2022, the outstanding balance of these residential mortgage loans was $8.0 million and $10.3 million, respectively.
At September 30, 2023, OFG’s non-performing assets decreased by 11.3% to $102.6 million (1.00% total assets) from $115.7 million (1.18% of total assets) at December 31, 2022.
Foreclosed real estate decreased from $11.2 million at December 31, 2022 to $9.6 million at September 30, 2023 and other repossessed assets decreased from $4.6 million at December 31, 2022 to $4.4 million at September 30, 2023, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At September 30, 2023, the allowance coverage ratio to non-performing loans was 177.8% (152.9% at December 31, 2022).

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
The following items comprise non-performing loans held for investment, including Non-PCD and PCDs:
Commercial loans - At September 30, 2023, OFG’s non-performing commercial loans amounted to $43.3 million (48.9% of OFG’s non-performing loans), a 0.1% decrease from $43.4 million at December 31, 2022 (43.4% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At September 30, 2023, OFG’s non-performing mortgage loans totaled $25.6 million (28.9% of OFG’s non-performing loans), a 24.2% decrease from $33.8 million (33.8% of OFG’s non-performing loans) at December 31, 2022. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At September 30, 2023, OFG’s non-performing consumer loans amounted to $3.4 million (3.8% of OFG’s non-performing loans), a 7.6% increase from $3.1 million at December 31, 2022 (3.1% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans - At September 30, 2023, OFG’s non-performing auto loans amounted to $16.3 million (18.4% of OFG’s total non-performing loans), a decrease of 16.9% from $19.6 million at December 31, 2022 (19.7% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
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

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	September 30,	December 31,	Variance %
	2023	2022
	(In thousands)
Allowance for credit losses:
Non-PCD
Commercial	$41,627	$39,158	6.3%
Mortgage	8,364	9,571	-12.6%
Consumer	26,453	23,264	13.7%
Auto	71,766	69,848	2.7%
Total allowance for credit losses	$148,210	$141,841	4.5%

PCD
Commercial	$1,272	$1,388	-8.4%
Mortgage	8,003	9,359	-14.5%
Consumer	7	14	-50.0%
Auto	37	71	-47.9%
Total allowance for credit losses	$9,319	$10,832	-14.0%

Allowance for credit losses summary
Commercial	$42,899	$40,546	5.8%
Mortgage	16,367	18,930	-13.5%
Consumer	26,460	23,278	13.7%
Auto	71,803	69,919	2.7%
Total allowance for credit losses	$157,529	$152,673	3.2%

Allowance composition:
Commercial	27.2%	26.6%
Mortgage	10.4%	12.4%
Consumer	16.8%	15.2%
Auto	45.6%	45.8%
	100.0%	100.0%

Allowance coverage ratio at end of period:
Commercial	1.5%	1.5%	(1.9)%
Mortgage	1.0%	1.1%	(8.1)%
Consumer	4.3%	4.3%	(0.2)%
Auto	3.3%	3.6%	(8.7)%
	2.2%	2.2%	(2.7)%

Allowance coverage ratio to non-performing loans:
Commercial	99.0%	93.5%	5.9%
Mortgage	63.9%	56.1%	14.0%
Consumer	786.1%	744.2%	5.6%
Auto	440.5%	356.5%	23.6%
	177.8%	152.9%	16.3%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	September 30,		December 31,
	2023		2022
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
Commercial	$42,899	39.0%	$40,546	38.5%
Mortgage	16,367	22.1%	18,930	24.9%
Consumer	26,460	8.4%	23,278	7.9%
Auto	71,803	30.5%	69,919	28.7%
Total	$157,529	100.0%	$152,673	100.0%
[1] Total loans in this table refers to total loans held for investment.
TABLE 10 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2023	2022	Variance %	2023	2022	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Allowance for credit losses:
Balance at beginning of period	$159,923	$159,039	0.6%	$152,673	$155,937	-2.1%
Provision for credit losses	16,442	7,470	120.1%	40,417	15,692	157.6%
Charge-offs	(25,738)	(18,984)	35.6%	(63,245)	(44,568)	41.9%
Recoveries	6,902	7,637	-9.6%	27,684	28,101	-1.5%
Balance at end of period	$157,529	$155,162	1.5%	$157,529	$155,162	1.5%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2023	2022	Variance %	2023	2022	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Non-PCD
Mortgage
Charge-offs	$(218)	$(14)	1,457.1%	$(610)	$(276)	121.0%
Recoveries	185	280	-33.9%	735	2,689	-72.7%
Total	(33)	266	-112.4%	125	2,413	-94.8%
Commercial
Charge-offs	(8,254)	(6,485)	27.3%	(13,125)	(9,936)	32.1%
Recoveries	174	214	-18.7%	737	862	-14.5%
Total	(8,080)	(6,271)	28.8%	(12,388)	(9,074)	36.5%
Consumer
Charge-offs	(5,894)	(4,163)	41.6%	(16,852)	(10,129)	66.4%
Recoveries	655	732	-10.5%	3,524	2,182	61.5%
Total	(5,239)	(3,431)	52.7%	(13,328)	(7,947)	67.7%
Auto
Charge-offs	(10,458)	(7,964)	31.3%	(29,106)	(22,282)	30.6%
Recoveries	5,193	5,674	-8.5%	20,124	16,130	24.8%
Total	(5,265)	(2,290)	129.9%	(8,982)	(6,152)	46.0%

PCD Loans:
Mortgage
Charge-offs	$(148)	$(270)	(45.2)%	$(224)	$(1,587)	(85.9)%
Recoveries	80	191	(58.1)%	587	2,062	(71.5)%
Total	(68)	(79)	(13.9)%	363	475	(23.6)%
Commercial
Charge-offs	(690)	(23)	—%	(2,794)	(57)	4,801.8%
Recoveries	494	268	84.3%	1,302	3,540	(63.2)%
Total	(196)	245	(180.0)%	(1,492)	3,483	(142.8)%
Consumer
Charge-offs	(39)	(9)	333.3%	(376)	(56)	571.4%
Recoveries	23	47	(51.1)%	76	83	(8.4)%
Total	(16)	38	(142.1)%	(300)	27	(1,211.1)%
Auto
Charge-offs	(37)	(56)	(33.9)%	(158)	(245)	(35.5)%
Recoveries	98	231	(57.6)%	599	553	8.3%
Total	61	175	(65.1)%	441	308	43.2%

Total charge-offs	(25,738)	(18,984)	35.6%	(63,245)	(44,568)	41.9%
Total recoveries	6,902	7,637	(9.6)%	27,684	28,101	(1.5)%
Net credit losses	$(18,836)	$(11,347)	66.0%	$(35,561)	$(16,467)	116.0%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2023	2022	Variance %	2023	2022	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Net credit losses to average loans outstanding (annualized):
Mortgage	0.03%	(0.04)%	160.22%	(0.04)%	(0.21)%	80.99%
Commercial	1.18%	0.94%	25.1%	0.68%	0.30%	130.8%
Consumer	3.33%	2.52%	32.4%	3.00%	2.10%	42.8%
Auto	0.96%	0.46%	108.5%	0.55%	0.44%	24.5%
Total	1.05%	0.68%	54.6%	0.68%	0.33%	103.6%
Recoveries to charge-offs	26.82%	40.23%	-33.3%	43.77%	63.05%	-30.6%
Average Loans Held for Investment
Mortgage	$1,576,637	$1,757,897	-10.3%	$1,615,363	$1,816,978	-11.1%
Commercial	2,812,274	2,560,849	9.8%	2,713,300	2,522,606	7.6%
Consumer	630,492	538,898	17.0%	605,788	502,741	20.5%
Auto	2,171,840	1,840,256	18.0%	2,087,005	1,777,483	17.4%
Total	$7,191,243	$6,697,900	7.4%	$7,021,456	$6,619,808	6.1%
Net charge-offs for the second quarter of 2023 amounted to $18.8 million, increasing by $7.5 million when compared to $11.3 million in the prior period quarter. Net charge-offs for the nine-month period ended September 30, 2023 amounted to $35.6 million, increasing by $19.1 million, when compared to $16.5 million in the prior year period. Net charge-offs variances were as follows:
Residential mortgage loans net charge-offs amounted to $101 thousand in the third quarter of 2023, increasing by $288 thousand when compared to net recoveries of $187 thousand in the third quarter of 2022. Residential mortgage loans net recoveries for the nine-month period ended September 30, 2023 amounted to $488 thousand, decreasing by $2.4 million when compared to net recoveries of $2.9 million for prior year period. The change reflects lower recoveries during the nine-month period ended September 30, 2022, including $1.1 million recoveries associated with the final settlement of the past due mortgage loans sold during that period.
Commercial loans net charge-offs amounted to $8.3 million in the third quarter of 2023, increasing by $2.3 million when compared to $6.0 million in the third quarter of 2022. Net charge-offs for nine-month period ended September 30, 2023 amounted to $13.9 million, increasing by $8.3 million, when compared to net charge-offs of $5.6 million in the prior year period. The charge-offs for the nine-month period ended September 30, 2023 included $11.5 million charge-offs recognized on three US commercial loan relationships, a $2.1 million charge-off recognized on a PCD commercial loan, and $906 thousand charge-offs for a small portfolio of non-performing small business commercial loans that were transferred to the held for sale category at the end of the period. The nine-month period ended September 30, 2022 included a $5.5 million charge-off for a US commercial loan subsequently sold in October 2022 and a $2.5 million charge-off from a commercial loan sold during the second quarter of 2022; partially offset by a $2.8 million recovery from a Puerto Rico government public corporation acquired PCD commercial loan repaid during that period.
Consumer loans net charge-offs amounted to $5.3 million in the third quarter of 2023, increasing by $1.9 million when compared to net charge-offs of $3.4 million in the third quarter of 2022. Net charge-offs for nine-month period ended September 30, 2023 amounted to $13.6 million, increasing by $5.7 million, when compared to $7.9 million in the prior year period. The increase in net charge-offs during the nine-month period ended September 30, 2023 was driven by an increase in business volumes and the gradual return to pre-Covid levels.
Auto loans net charge-offs amounted to $5.2 million in third quarter of 2023, increasing by $3.1 million when compared to $2.1 million in the third quarter of 2022. Net charge-offs for nine-month period ended September 30, 2023 amounted to $8.5 million, increasing by $2.7 million, when compared to $5.8 million in the prior year, which was driven by an increase in business volumes and the gradual return to pre-Covid levels.

TABLE 12 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance %
	2023	2022
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$73,701	$80,412	-8.3%
Accruing loans	7,962	10,273	-22.5%
Total	$81,663	$90,685	-9.9%
PCD	6,948	9,186	-24.4%
Total non-performing loans	$88,611	$99,871	-11.3%
Foreclosed real estate	9,555	11,214	-14.8%
Other repossessed assets	4,432	4,617	-4.0%
	$102,598	$115,702	-11.3%

Non-performing assets to total assets	1.00%	1.18%	-15.3%
Non-performing assets to total capital	9.37%	11.10%	-15.6%
At December 31, 2022, Non-PCD non-accruing loans and accruing loans include $20.3 million and $9.0 million, respectively, of TDR loans. As mentioned previously, on January 1, 2023, OFG adopted ASU 2022-02 related to the elimination of the recognition and measurement of TDRs and the enhancement of disclosures for loan restructurings for borrowers experiencing financial difficulty using the prospective transition method.

TABLE 13 — NON-ACCRUAL LOANS

	September 30,	December 31,	Variance %
	2023	2022
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial	$36,649	$34,432	6.4%
Mortgage	17,392	23,241	-25.2%
Consumer	3,359	3,128	7.4%
Auto	16,301	19,613	-16.9%
Total	$73,701	$80,414	-8.3%
PCD
Commercial	$6,688	$8,927	-25.1%
Mortgage	253	259	-2.3%
Consumer	7	—	100.0%
Total	$6,948	$9,186	-24.4%
Total non-accrual loans	$80,649	$89,600	-10.0%
Non-accruals loans composition percentages:
Commercial	53.7%	48.4%
Mortgage	21.9%	26.2%
Consumer	4.2%	3.5%
Auto	20.2%	21.9%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.11%	1.31%	-15.27%
Allowance for credit losses to non-accrual loans	195.33%	170.39%	14.64%

	Quarter Ended September 30,		Year Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$415	$578	$793	$1,190

TABLE 14 - NON-PERFORMING LOANS

	September 30,	December 31,	Variance %
	2023	2022
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial	$36,649	$34,432	6.4%
Mortgage	25,354	33,512	-24.3%
Consumer	3,359	3,128	7.4%
Auto	16,301	19,613	-16.9%
Total	$81,663	$90,685	-9.9%
PCD
Commercial	$6,688	$8,927	-25.1%
Mortgage	253	259	-2.3%
Consumer	7	—	100.0%
Total	$6,948	$9,186	-24.4%
Total non-performing loans	$88,611	$99,871	-11.3%
Non-performing loans composition percentages:
Commercial	48.90%	43.40%
Mortgage	28.90%	33.80%
Consumer	3.80%	3.10%
Auto	18.40%	19.70%
	100.00%	100.00%
Non-performing loans to:
Total loans held for investment gross	1.22%	1.46%	-16.4%
Total assets	0.86%	1.02%	-15.7%
Total capital	8.09%	9.58%	-15.6%
Non-performing loans with partial charge-offs to:
Total loans held for investment gross	0.33%	0.40%	-17.5%
Non-performing loans	26.65%	27.27%	-2.3%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	70.63%	99.57%	-29.1%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	242.36%	210.18%	15.3%

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	September 30,	December 31,	Variance %
	2023	2022
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,571,068	$2,630,458	-2.3%
NOW accounts	2,323,806	2,546,245	-8.7%
Savings and money market accounts	2,216,144	2,227,963	-0.5%
Time deposits	1,429,164	1,162,959	22.9%
Total deposits	8,540,182	8,567,625	-0.32%
Accrued interest payable	1,371	739	85.5%
Total deposits and accrued interest payable	8,541,553	8,568,364	-0.31%
Borrowings:
Securities sold under agreements to repurchase	150,701	—	100.00%
Advances from FHLB	300,774	26,716	1,025.8%
Other borrowings	—	318	-100.0%
Total borrowings	451,475	27,034	1,570.0%
Total deposits and borrowings	8,993,028	8,595,398	4.6%
Other Liabilities:
Acceptances outstanding	30,984	28,607	8.3%
Lease liability	22,269	27,370	-18.6%
Other liabilities	115,394	124,999	-7.7%
Total liabilities	$9,161,675	$8,776,374	4.4%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	30.1%	30.7%
NOW accounts	27.2%	29.7%
Savings and money market accounts	25.9%	26.0%
Time deposits	16.8%	13.6%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	33.4%	—%
Advances from FHLB	66.6%	98.8%
Other borrowings	—%	1.2%
	100.0%	100.0%
Liabilities and Funding Sources
As shown in Table 15 above, at September 30, 2023, OFG’s total liabilities were $9.162 billion, 4.4% higher than the $8.776 billion reported at December 31, 2022. Deposits and borrowings, OFG’s funding sources, amounted to $8.993 billion at September 30, 2023 compared to $8.595 billion at December 31, 2022. Deposits, excluding accrued interest payable, decreased by $27.4 million reflecting a decrease in demand deposits of $293.6 million, brokered deposits of $8.4 million and savings and money market accounts of $11.8 million, offset by an increase of $275.2 million in time deposits.
As of September 30, 2023 borrowings consist of repurchase agreements and FHLB advances, which increased to $451.5 million, representing an increase of $424.5 million, when compared to $27.0 million at December 31, 2022. The increase in borrowings reflects a new two-year FHLB advance amounting to $200.0 million, increases in FHLB overnight advance to $100.0 million and new repurchase agreements amounting to $150.7 million during the current period as part of OFG’s asset liability management strategies.

Stockholders’ Equity
At September 30, 2023, OFG’s total stockholders’ equity was $1.095 billion, a 5.1% increase when compared to $1.042 billion at December 31, 2022. This increase reflects an increase in retained earnings of $91.1 million, mainly due to $135.3 million in net income, partially offset by $31.3 million in common stock dividends and an increase in legal surplus of $12.9 million during 2023. These variances were partially offset by a decrease in accumulated other comprehensive loss, net of tax, of $34.3 million from market value adjustments on available-for-sale investment securities, and $17.2 million from treasury stock as a result of repurchases of common stock in the aggregate amount of $18.7 million in connection with the $100 million stock buyback program announced in 2022.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the FRB and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2023, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
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
The risk-based capital ratios presented in Table 16 include common equity tier 1, tier 1 capital, total capital and leverage capital as of September 30, 2023 and December 31, 2022 and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at September 30, 2023 and December 31, 2022:
TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	September 30,	December 31,	Variance
	2023	2022	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,095,463	$1,042,406	5.1%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.06%	13.64%	3.1%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$1,124,599	1,037,385	8.4%
Minimum common equity tier 1 capital required	$360,032	342,246	5.2%
Minimum capital conservation buffer required (2.5%)	$200,018	190,137	5.2%
Excess over regulatory requirement	$564,549	505,002	11.8%
Risk-weighted assets	$8,000,711	7,605,466	5.2%
Tier 1 risk-based capital ratio	14.06%	13.64%	3.1%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$1,124,599	$1,037,385	8.4%
Minimum tier 1 risk-based capital required	$480,043	$456,328	5.2%
Minimum capital conservation buffer required (2.5%)	$200,018	190,137	5.2%
Excess over regulatory requirement	$444,538	$390,920	13.7%
Risk-weighted assets	$8,000,711	$7,605,466	5.2%
Total risk-based capital ratio	15.31%	14.89%	2.8%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,224,963	$1,132,658	8.1%
Minimum total risk-based capital required	$640,057	$608,437	5.2%
Minimum capital conservation buffer required (2.5%)	$200,018	190,137	5.2%
Excess over regulatory requirement	$384,888	$334,084	15.2%
Risk-weighted assets	$8,000,711	$7,605,466	5.2%
Leverage capital ratio	11.03%	10.36%	6.5%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$1,124,599	$1,037,385	8.4%
Minimum tier 1 capital required	$407,737	$400,445	1.8%
Excess over regulatory requirement	$716,862	$636,940	12.5%
Tangible common equity to total assets	9.64%	9.48%	1.7%
Tangible common equity to risk-weighted assets	12.36%	12.24%	1.0%
Total equity to total assets	10.68%	10.62%	0.6%
Total equity to risk-weighted assets	13.69%	13.71%	(0.1)%
Stock data:
Outstanding common shares	47,057,806	47,581,375	(1.1)%
Book value per common share	$23.28	$21.91	6.3%
Tangible book value per common share	$21.01	$19.56	7.4%
Market price at end of period	$29.86	$27.56	8.3%
Market capitalization at end of period	$1,405,146	$1,311,343	7.2%

From December 31, 2022 to September 30, 2023, leverage capital ratio increased from 10.36% to 11.03%, tier 1 risk-based capital ratio increased from 13.64% to 14.06%, total risk-based capital ratio increased from 14.89% to 15.31%, common equity tier 1 capital ratio increased from 13.64% to 14.06%, and tangible common equity to tangible total assets increased from 9.59% to 9.74%. The increases in capital ratios reflected an increase in retained earnings from net income, net of dividends and stock repurchases, partially offset by an increase in risk-weighted assets of $395.2 million. Risk-weighted assets increased mainly from an increase in loans.
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,095,463	$1,042,406
Goodwill	(84,241)	(84,241)
Other intangible assets	(22,419)	(27,593)
Total tangible common equity (non-GAAP)	$988,803	$930,572
Total assets	$10,257,138	9,818,780
Goodwill	(84,241)	(84,241)
Core deposit intangible	(17,169)	(21,131)
Customer relationship intangible	(5,250)	(6,462)
Total tangible assets	$10,150,478	$9,706,946
Tangible common equity to tangible assets	9.74%	9.59%
Common shares outstanding at end of period	47,057,806	47,581,375
Tangible book value per common share	$21.01	$19.56
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

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	September 30,	December 31,	Variance
	2023	2022	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,124,599	$1,037,385	8.4%
Tier 1 capital	1,124,599	1,037,385	8.4%
Additional Tier 2 capital	100,364	95,273	5.3%
Total risk-based capital	$1,224,963	$1,132,658	8.1%
Risk-weighted assets:
Balance sheet items	$7,421,827	$6,976,335	6.4%
Off-balance sheet items	578,884	629,131	(8.0)%
Total risk-weighted assets	$8,000,711	$7,605,466	5.2%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	14.06%	13.64%	3.1%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.06%	13.64%	3.1%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.31%	14.89%	2.8%
Leverage ratio (minimum required - 4%)	11.03%	10.36%	6.5%
Equity to assets	10.68%	10.62%	0.6%
Tangible common equity to assets	9.64%	9.48%	1.7%
The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2023 and December 31, 2022:

	September 30,	December 31,	Variance
	2023	2022	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.84%	12.36%	3.88%
Actual common equity tier 1 capital	$1,020,488	$933,494	9.3%
Minimum capital requirement (4.5%)	$357,777	$339,910	5.3%
Minimum capital conservation buffer requirement (2.5%)	$198,765	$188,839	5.3%
Minimum to be well capitalized (6.5%)	$516,790	$490,981	5.3%
Tier 1 Capital to Risk-Weighted Assets	12.84%	12.36%	3.9%
Actual tier 1 risk-based capital	$1,020,488	$933,494	9.3%
Minimum capital requirement (6%)	$477,037	$453,214	5.3%
Minimum capital conservation buffer requirement (2.5%)	$198,765	$188,839	5.3%
Minimum to be well capitalized (8%)	$636,049	$604,285	5.3%
Total Capital to Risk-Weighted Assets	14.09%	13.61%	3.5%
Actual total risk-based capital	$1,120,234	$1,028,126	9.0%
Minimum capital requirement (8%)	$636,049	$604,285	5.3%
Minimum capital conservation buffer requirement (2.5%)	$198,765	$188,839	5.3%
Minimum to be well capitalized (10%)	$795,061	$755,356	5.3%
Total Tier 1 Capital to Average Total Assets	10.12%	9.42%	7.4%
Actual tier 1 capital	$1,020,488	$933,494	9.3%
Minimum capital requirement (4%)	$403,339	$396,525	1.7%
Minimum to be well capitalized (5%)	$504,174	$495,656	1.7%

OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At September 30, 2023 and December 31, 2022, OFG’s market capitalization for its outstanding common stock was $1.405 billion ($29.86 per share) and $1.311 billion ($27.56 per share), respectively.
The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2023
September 30, 2023	$33.82	$26.14	$0.22
June 30, 2023	$27.80	$22.80	$0.22
March 31, 2023	$30.42	$24.37	$0.22
2022
December 31, 2022	$28.90	$25.50	$0.20
September 30, 2022	$29.45	$24.66	$0.20
June 30, 2022	$29.22	$25.40	$0.15
March 31, 2022	$30.54	$26.21	$0.15
2021
December 31, 2021	$27.33	$23.84	$0.12
September 30, 2021	$25.66	$20.04	$0.12
June 30, 2021	$25.14	$21.61	$0.08
March 31, 2021	$22.93	$16.48	$0.08

In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program for the purchase of up to $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During the nine-month period ended September 30, 2023, OFG repurchased 743,699 shares for a total of $18.7 million at an average price of $25.08 per share. During the nine-month period ended September 30, 2022, OFG repurchased 2,351,868 shares for a total of $64.1 million, at an average price of $27.26 per share.
At September 30, 2023 the number of shares that may yet be purchased under the $100 million stock buyback program is estimated at 577,260 and was calculated by dividing the remaining balance of $17.2 million by $29.86 (closing price of OFG’s common stock at September 30, 2023).
OFG did not repurchase any shares of its common stock during the nine-month periods ended September 30, 2023 and 2022, other than through its publicly announced stock repurchase program.

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

In March 2023, the market reacted with volatility as a result of the collapse of three large US regional banks, which became the biggest bank failures since 2008, after they experienced a run on deposits mainly driven by a significant decrease in the value of their investments. Market reactions to recession concerns and inflationary pressure, combined with aggressive interest rate increases as part of the FRB’s efforts to control inflation during 2022 and 2023, had a significant impact on bond prices, including those guaranteed by the US government or by a US government-sponsored entity. Nevertheless, we believe that OFG has strong capital and liquidity levels that facilitate holding securities until the recovery of their amortized cost basis. We also believe that our market risk management practices have allowed us to effectively manage the market volatility over time and remain strong under these challenging conditions. We do not have significant deposit client concentrations and further believe that our clients are confident in the resiliency of the Bank. As a result of the events triggered by such bank failures, we have not experienced significant changes in our customer deposits base. Total core deposits at September 30, 2023 amounted to $8.539 billion compared to $8.557 billion at December 31, 2022.
Interest Rate Risk

Interest rate risk is the exposure to decline in earnings or capital due to changes in interest rates. To actively monitor the interest rate risk, the Board of Directors created ALT whose principal responsibilities consist in overseeing the management of the Bank’s assets and liabilities to balance its risk exposures. In executing its responsibilities, ALT considers different methods to enhance profitability while maintaining acceptable levels of interest rate risks by implementing investment, pricing and financial strategies that help manage OFG’s vulnerability to changes in interest rates.
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

The following table presents the results of the simulations for the most likely scenarios at September 30, 2023. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$9,490	1.62%	$4,362	0.74%
+ 100 Basis points	$18,932	3.23%	$8,816	1.50%
+ 200 Basis points	$38,003	6.48%	$17,732	3.02%
- 50 Basis points	$(10,757)	-1.83%	$(4,950)	-0.84%
'-100 Basis points	$(21,681)	-3.70%	$(9,928)	-1.69%
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

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed, in the past, certain transactions which included extending the maturity and the re-pricing frequency of the liabilities to longer terms and using hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings.

In the past, OFG has incorporated the use of derivative instruments to minimize significant unplanned fluctuations in earnings that were caused by interest rate volatility. OFG’s goal was to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin was not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciated or depreciated in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings was expected to be substantially offset by OFG’s gains and losses on the derivative instruments that were linked to the forecasted cash flows of these hedged assets and liabilities. OFG considered the strategic use of derivatives to be a prudent method of managing interest-rate sensitivity as it reduced the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates.
During the first quarter of 2023, OFG entered into a $200.0 million 2-year FHLB advance with a weighted average interest rate of 4.52%. In addition, as of September 30, 2023 OFG's FHLB overnight advance amounted to $100.0 million with a weighted average interest rate of 5.59%. As of September 30, 2023, OFG had $150.6 million in short-term fixed rate repurchase agreements with weighted average interest rate of 5.47%.

LIBOR Transition
In July 2017, the Chief Executive of the Financial Conduct Authority (“FCA”) announced that the FCA intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. However, the administrator of LIBOR extended the publication of the most commonly used U.S. Dollar LIBOR settings until June 30, 2023 and ceased publishing other LIBOR settings since December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. Dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act of 2022, which provided for a statutory transition to a replacement rate selected by the FRB based on the Secured Overnight Financing Rate (“SOFR”) for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the FRB adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. As of September 30, 2023, OFG has transitioned all of its financial instruments to an alternative benchmark rate by adopting the SOFR alternatives as well as other credit sensitive alternative reference rates.
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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. Deposit volumes as well as the customer deposit base have remained stable. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements, subordinated notes and brokered deposits. As of September 30, 2023, OFG had $150.6 million in short-term fixed rate repurchase agreements and $2.9 million in brokered deposits.

In the ordinary course of the OFG’s operations, OFG has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, decreased to $1.291 billion at September 30, 2023 ($118.6 million with maturity of one year or less and $1.173 billion with maturity over one year) compared to $1.403 billion at December 31, 2022 ($214.7 million with maturity of one year or less and $1.188 billion with maturity over one year), and standby letters of credit provided to customers amounted to $28.1 million at both September 30, 2023 and December 31, 2022. Loans sold with recourse at September 30, 2023 and December 31, 2022 amounted to $101.3 million and $110.9 million, respectively.
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
At September 30, 2023 and December 31, 2022, OFG maintained other non-credit commitments amounting to $19.7 million and $21.5 million, respectively, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At September 30, 2023 and December 31, 2022, OFG had commitments for capital expenditures in technology amounting to $5.7 million and $8.6 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
OFG expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. Our liquidity risk management practices have allowed us to effectively manage the market volatility in the past, as with the Covid-19 pandemic, and in the present, with the recent disruption in the banking industry with the high-profile bank failures during the first half of the year 2023. Liquidity grew from the federal stimulus programs Puerto Rico has received following Hurricane Maria in 2017, the January 2020 earthquakes, the Covid-19 pandemic and Hurricane Fiona in 2022. However, liquidity can be further affected by a number of factors such as, counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from inflation, recent geopolitical events, and increasing recessionary risk in the US, we continue monitoring our liquidity position, specifically cash on hand to meet customer demands.
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

As of September 30, 2023, OFG had approximately $532.7 million in unrestricted cash and cash equivalents, $1.361 billion in investment securities that are not pledged as collateral, $346.4 million in borrowing capacity at the FHLB and a secured line of credit through the Federal Reserve Bank discount window with availability to borrow $1.3 million. Also starting in first quarter 2023, the Bank is eligible to borrow from the FRB's Bank Term Funding Program (“BTFP”), which provides additional contingent liquidity through the pledging of certain qualifying securities and other assets. The BTFP is a one-year program ending March 11, 2024 and OFG can borrow any time during the term and can repay the obligation at any time without penalty. The Bank pledged $51.0 million under the program even though it does not expect to use it. At September 30, 2023, the Bank had $834.5 million in securities not pledged that qualified for the BTFP.
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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities

In January 2022, OFG announced the approval by its Board of Directors of a new stock repurchase program for the purchase of up to $100 million of our common stock in the open market. Any shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended September 30, 2023, OFG repurchased 73,600 shares for a total of $2.2 million at an average price of $29.70 per share.

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended September 30, 2023, excluding the months of July and August during which no shares were repurchased as part of the stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
9/1/23 - 9/30/23	73,600	$29.70	73,600	17,237
The number of shares that may yet be purchased under the current $100 million stock buyback program is estimated at 577,260 and was calculated by dividing the remaining balance of $17.2 million by $29.86 (closing price of OFG common stock at September 30, 2023). OFG did not repurchase any shares of its common stock during the quarter ended September 30, 2023 other than through its publicly announced stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) None.

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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: November 6, 2023
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: November 6, 2023
Maritza Arizmendi Díaz Chief Financial Officer