Form 10-K
period 2023-12-31
OFG BANCORP
filed 2024-02-26
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $1.228 billion as of June 30, 2023 based upon 47,076,187 shares outstanding and the reported closing price of $26.08 on the New York Stock Exchange on that date.
47,078,556 common shares ($1.00 par value per share) outstanding as of January 31, 2024
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement relating to the 2024 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp
FORM 10-K
Year Ended December 31, 2023

FORWARD-LOOKING STATEMENTS
The information included in this annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of OFG Bancorp (“we,” “our,” “us” or “OFG”), including, but not limited to, statements with respect to the adequacy of the allowance for credit losses (“ACL”), delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on OFG’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
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

•the impacts related to or resulting from bank failures and other volatility, including potential increased regulatory and compliance requirements and costs and potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including the Bank, to attract and retain depositors and to borrow or raise capital;

•the actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution, or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets;

•amendments to the fiscal plans approved by the Financial Oversight and Management Board for Puerto Rico;
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

OFG provides comprehensive banking and financial services and solutions to its clients through Oriental and various other subsidiaries, including commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, investment advisory and security brokerage services, as well as corporate and individual trust services. OFG operates through three major business segments: Banking, Wealth Management, and Treasury. OFG provides most of its products and services to clients in Puerto Rico and U.S. Virgin Islands (the “USVI”) and certain loan products in the continental United States. OFG operates through various subsidiaries, including a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), OFG Ventures LLC (“OFG Ventures”), which holds investments, and a commercial lender, OFG USA LLC (“OFG USA”), which is a subsidiary of the Bank. Most of our subsidiaries are based in San Juan, Puerto Rico and the USVI, except for OFG USA which is organized in Delaware, but operates out of Cornelius, North Carolina, OFG Reinsurance which is based in the Cayman Islands, and OFG Ventures which is based on Delaware. As part of the Company’s ongoing strategic reviews, OFG sold its retirement plan administration business in its subsidiary Oriental Pension Consultants, Inc. (“OPC”) effective as of December 30, 2022, and thereafter ceased its operations.

OFG’s mission is to make possible the progress of our customers, employees, shareholders, and communities we serve. OFG has been deploying its Digital First strategy to achieve this mission. Our strategy highly differentiates OFG through a sales and service business model and culture that emphasizes convenience and accessibility through digital channels while creating a simple, self-service and enjoyable customer experience. OFG strives to proactively identify the customer’s objectives and needs to offer value added services that help them achieve financial progress and well-being. Our promise is to provide financial services and solutions that are “Rápido, Fácil y Bien Hecho” (“Fast, Easy and Well Done”). This Digital First vision is anchored on four main pillars:

•Digital First: Our digital channels are (a) always available, (b) easy to use, (c) fast, (d) consistent, and (e) self-service with instant results with customers controlling how and when to transact. All routine transactions are available digitally, with an omnichannel approach.

•Relationships and Interactions: Branches transformed from a place where customers carry out transactions to a hub where they receive advice and foster business development. Expert financial guidance is provided through digital and in person channels.

•Operational excellence: Our operations work flawlessly. Our technology, systems and processes are trouble free, secure, automated, efficient and low latency. We relentlessly pursue the improvement of our processes.

•Customer Insights: Readily available, timely insights that empower customers to monitor and manage their finances. Our banking experts are equipped with the knowledge to proactively help customers achieve their financial aspirations.

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

•Analytics to enhance our vision, empower business and drive profitability by anticipating our customers’ needs and proactively offer them solutions through the most appropriate channel.

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
OFG’s principal funding source is branch deposits. Through its branch network, Oriental offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest and interest-bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically, adjusting the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, the applicable market benchmarks, and mainland U.S. market interest rates.
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
For detailed information regarding the performance of OFG’s operating segments, please refer to “Note 27 – Business Segments” in OFG’s accompanying consolidated financial statements.
Banking Activities
The Bank, OFG’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 42 branches throughout Puerto Rico and 2 branches in the USVI. As an FDIC-insured Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, consumer, auto, and mortgage lending, savings and time deposit products, wealth management services, and corporate and individual trust services, and capitalizes on its retail banking network to provide commercial and mortgage lending products to its clients. The Bank has a wholly-owned operating subsidiary, OFG USA, which is organized in Delaware but operates out of Cornelius, North Carolina. It also has two international banking entities (each an “IBE”) organized in Puerto Rico pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), a unit operating within the Bank, named Oriental Overseas (the “IBE Unit”), and the other is a wholly-owned subsidiary of the Bank, named Oriental International Bank, Inc. (the “IBE Subsidiary”). The IBE Unit and the IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.
Banking activities include the Bank’s branches and mortgage banking activities with traditional retail banking products such as deposits, commercial loans, consumer loans, auto loans, and mortgage loans. The Bank’s lending activities are primarily with consumers located in Puerto Rico and the USVI. The Bank’s lending transactions include a diversified number of industries and activities, all of which are encompassed within four main categories: commercial, consumer, mortgage and auto loans.
OFG’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates Federal Housing Administration (“FHA”) insured mortgages, Veterans Administration (“VA”) guaranteed mortgages, and Rural Housing Service (“RHS”) guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA mortgage loans for issuance of FNMA mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of its mortgage loan portfolio and the GNMA, FNMA and FHLMC pools that it issues. The Bank had a subservicing arrangement with a third party for a portion of its acquired loan portfolio that was terminated on May 1, 2023. After such termination, OFG services all of its mortgage loan portfolio.
Loan Underwriting
Auto loans: OFG provides financing for the purchase of new or used motor vehicles. These loans are generated mainly through dealers authorized and approved by OFG’s auto credit department. The auto credit department has the specialized structure and resources to provide the service required for this product according to market demands and trends. The auto loan credit policy establishes specific guidance and parameters for the underwriting and origination processes. Underwriting procedures, lending limits, interest rate approval, insurance coverage, Fair Isaac Corporation (“FICO”) score, and automobile brand restrictions are some parameters and internal controls implemented to ensure the quality and profitability of the auto loan portfolio. The proprietary credit scoring system is a fundamental part of the decision process.
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
Commercial loans: Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, OFG’s analysis of the credit risk focuses heavily on the borrower’s debt-repayment capacity. Commercial term loans generally have terms from one to five years, may be collateralized by the asset being acquired, real estate, or other available assets, and bear interest rates that float with the prime rate, SOFR or another established index, or are fixed for the term of the loan. Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured primarily by real estate, accounts receivables or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with a base rate, the prime rate, SOFR or another established index.

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
Wealth Management Activities
Wealth management activities at OFG are generated by three wholly-owned subsidiaries and a division of the Bank. These activities include such businesses as securities brokerage, insurance agency, captive reinsurance, pension plan administration and servicing, trust services, and other financial services.
Oriental Financial Services LLC, a Puerto Rico limited liability company, is OFG’s subsidiary engaged in securities brokerage and investment advisory activities. Its operations are part of OFG’s strategy of providing retail and institutional clients fully integrated financial solutions. These can include a variety of investment alternatives such as tax-advantaged fixed income securities, mutual funds, stocks, and bonds. It also offers separately managed accounts and mutual fund asset allocation programs sponsored by unaffiliated professional asset managers. These services are designed to meet each client’s individual needs and preferences, including transaction-based pricing and asset-based fee pricing. Oriental Financial Services is a registered securities broker-dealer pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation. Oriental Financial Services does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3). It clears securities transactions through Pershing LLC, a clearing agent that carries the accounts of its customers on a “fully disclosed” basis.
Oriental Insurance LLC, a Puerto Rico limited liability company, is OFG’s subsidiary engaged in insurance agency services in Puerto Rico. Oriental Insurance currently earns commissions by acting as a licensed insurance agent in connection with the issuance of insurance policies by unaffiliated insurance companies and continues to cross market its services to OFG’s existing customer base.
OFG Reinsurance Ltd., a Cayman Islands company, is OFG’s subsidiary engaged in the reinsurance business. It reinsures credit insurance policies on consumer loans originated by the Bank, as well as personal accident and health policies underwritten by unaffiliated insurers.
Oriental Pension Consultants Inc., a Florida corporation, is an OFG subsidiary that was engaged in the administration and servicing of retirement plans in the U.S., Puerto Rico, and the Caribbean. On December 30, 2022, the Bank sold the rights to administer and service the retirement plans of its customers, and Oriental Pension Consultants ceased operations.
Corporate and individual trust services are provided by Oriental Trust, the Bank’s trust division.
Treasury Activities
Treasury activities encompass all of the Company’s treasury-related functions. OFG’s investment portfolio consists of mortgage-backed securities, obligations of U.S. government-sponsored agencies, US Treasury securities and money market instruments. U.S. agency mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and could be either retained as available for sale (“AFS”) or held to maturity (“HTM”) securities or resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of those pools is guaranteed by GNMA, FNMA or FHLMC.
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
Since December 31, 2019, OFG operates in the USVI and expects to grow the business that it acquired in such jurisdiction.
Our Human Capital
At OFG, our unwavering commitment to propelling the progress of our customers, employees, shareholders, and the communities we serve is the driving force behind everything we do. This profound sense of purpose serves as the cornerstone of our talent strategy. We foster a people-centric approach, ensuring our workforce possesses the current and future skills needed to achieve OFG’s strategic goals and perform at their best. This talent strategy not only aligns skills with business needs but also fosters organizational agility through enhanced visibility and resource accessibility.

As of December 31, 2023, OFG had 2,248 employees, none of which are represented by a collective bargaining group.

Employee Experience and Culture

Maintaining an emotional connection with our employees is key to achieving our vision. In our latest annual engagement survey in collaboration with Gallup, we received feedback from 91% of our workforce. The survey results reflected a 4% overall score increase over the prior year, a 9% rise in engaged employees, and a remarkable 71% high engagement ratio. Utilizing a self-service platform, leaders gain real-time insights, analytics, action planning recommendations, and learning tools to promptly address key areas such as job expectations, recognition, ideas, collaboration, and development.

We also aim to continuously understand how employees live our values, how they connect their purpose to our mission and the impact of leadership styles in enabling our business strategy and empowering employees to thrive. To achieve this, we conducted a culture assessment to understand our current state and its implications on business outcomes and executed a three-phase plan—Discovery, Alignment, and Implementation. The Discovery phase involved individual interviews, focus groups, and surveys to gain insights, complemented by strategic working sessions and gap analyses. The information obtained during the Discovery phase thereafter fueled the implementation phase to strengthen leadership capabilities, reinforce core values, and encourage best practices.

Furthermore, in addition to maintaining the highest levels of business ethics and integrity, OFG ensures compliance with its Code of Business Conduct and Ethics through employee certifications, a whistleblower line, and related procedures.

Talent Development

As a continuous learning advocate, our culture encourages growth through various programs—training, feedback, coaching, mentoring, and stretch assignments. In the year ended December 31, 2023, we offered over 300 learning sessions totaling more than 20,000 training hours. Partnering with LinkedIn Learning expanded our offerings to over 22,000 courses. Leadership development programs, Gallup-based initiatives, and emerging talent programs, including trainee and alumni mentorship programs, further contribute to our talent pool.

OFG also has customer service and sales-service academies provided to client-facing sales and service employees. During the year ended December 31, 2023, and as part of our career growth and development programs, 20% of open positions were filled internally. Moreover, higher performance ratings compared to the previous year, and aligned with our business results are proof OFG’s talent is doing their very best to contribute and intentionally live our purpose to make progress possible.
Once a year, a talent review and succession planning process is conducted for senior leaders and presented to our Board of Directors. Besides providing business continuity, the process serves as tool to drive our diversity and inclusion practices. The process is also carried out for other managerial levels periodically allowing time to act on the development plans.
In addition, as a highly regulated entity, OFG makes sure that its employees are properly trained on company policies and compliance matters, including regulatory compliance and anti-money laundering programs, among others. All employees are required to complete annual online training courses covering all required topics.

Talent Acquisition and Retention

To enhance OFG’s talent ecosystem, the talent acquisition process incorporates a skills-based approach to drive hiring decisions. OFG has leveraged internships and partnerships with universities to enrich recruiting efforts. During 2023, OFG was present in 18 job fairs held in Puerto Rico, US Virgin Islands and the US mainland. OFG has also utilized outreach and partnerships with local community resources at different locations such as workforce development agencies, industry groups and other entities to strengthen OFG’s hiring process and expand the future workforce candidate pool.

OFG monitors employee turnover rates and trends, as we believe that our success depends upon retaining our highly skilled and dedicated talent. OFG’s proactive approach to talent retention includes conducting stay interviews on a need basis. On the other hand, exit interviews and termination reasons are analyzed to act on trends and plan future strategies. OFG’s voluntary turnover rate was 10.9% by the 2023 year-end and continues to show a downward trend when compared to prior years. More than 70% of exits are for non-exempt roles. Our turnover rate is lower than industry benchmarks.

We believe that our philosophy of providing highly competitive performance driven compensation, an employee centered culture, along with significant opportunities for career growth and development opportunities, encourages a high level of employee retention. At December 31, 2023, OFG’s talent had an average of 10 years of service.

Diversity, Equity, and Inclusion

OFG’s hiring and talent management practices are committed to ensuring a diverse workforce that reflects the makeup of the communities in which it operates. Oriental prepares an annual diversity plan, whereby it identifies members of the community that are underrepresented in our workforce. During 2023, our workforce was overall represented by 68.7% female and 31.3% male, with equal representation in the executive team, 50% female and 50% male.

We are continuously reviewing and ensuring a diverse workforce representation at all levels. As part of our culture assessment, 70% of employees responded favorably to the statement “This organization seeks to hire people with diverse backgrounds and ways of thinking.”

In addition, OFG’s anti-discrimination policy forbids employment decisions, including hiring, promotions, or terminations, based on race, gender, age, sexual orientation, or disability and prohibits harassment in the workplace. The anti-discrimination policy also includes procedures for protecting employees from domestic abuse.

Compensation

Integral to our strategy is our compensation program, designed by our Human Resources team and overseen by the Board’s Compensation Committee. The program aligns individual and business performance objectives, ensuring competitiveness with market practices. It aims to attract and retain employees, link pay with performance, and align with corporate governance principles. The Board’s Compensation Committee approves compensation of OFG’s senior executive management team, taking into account input of the Compensation Committee’s independent compensation consultant.

The application of our compensation philosophy is supported through program design and communication. It is also presented to the Compensation Committee annually.

We also offer a comprehensive benefits package to all eligible employees. We continuously review our compensation and benefits practices through the participation of market surveys. These results and metrics assist us to improve, and drive pay equity while ensuring our competitiveness.

Wellbeing and Safety

The success of our business is fundamentally connected to the wellbeing of our people. We have a holistic approach to wellbeing that considers five dimensions: physical, emotional, professional, community and financial. Our wellness program offers a comprehensive series of onsite and virtual activities throughout the year focused on these dimensions. We offer continuing financial planning education by OFG’s 401(k) plan administrator to assist employees in financial and retirement planning. OFG’s investment in human capital extends to our workforce’s dependents and during the last nine years $533 thousand has been awarded to 109 students as part of our university scholarship program for our employee’s dependents.

We also provide targeted benefits aimed at promoting work-life balance, such as paid time-off for vacation, illness, maternity and paternity leave, community service leave, personal days, and flexible work arrangements, among others.

In response to the Covid-19 pandemic, OFG launched hybrid work from home arrangements for employees. Today we have formally adopted and evolved our hybrid model, which enhances our organization’s adaptability and resilience to changing conditions while providing employees with flexibility that enables them to perform at their best. The program’s effectiveness is measured and monitored quarterly to ensure it remains as a value-added attribute of our strategic vision.

Management and Board Oversight

Management is engaged in OFG’s efforts regarding the administration of human capital through regular informational meetings, OFG’s Enterprise Risk Management program, and organized succession planning. The Board oversees these activities through regular reports by senior management regarding new or altered programs and as part of the Compensation Committee and Enterprise Risk Management process. In addition, the Compensation Committee is actively engaged in achieving and maintaining internal and external pay equity for the executive team and the Board members while overseeing incentive compensation more broadly throughout the organization. In promoting external pay equity, the Board and its Compensation Committee make use of peer comparisons and benchmarking measures.
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
We continue to monitor the changing political, tax and regulatory environment. Changes in statutes, regulations, or regulatory policies applicable to us or any of our subsidiaries (including their interpretation or implementation) cannot be predicted and could have a material effect on our business and operations. We expect to remain subject to extensive regulation and supervision.
General
OFG is a financial holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act, as amended by the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, as amended (the “Gramm-Leach-Bliley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”). The qualification requirements applicable to a bank holding company that elects to be treated as a financial holding company require that the bank holding company, and each depository institution controlled by it, at the time of election must be and thereafter remain at all times “well capitalized” and “well managed.”
OFG elected to be treated as a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under that law, if OFG fails to meet the requirements for being a financial holding company and is unable to correct such deficiencies within certain prescribed time periods, the Federal Reserve Board could require OFG to divest control of its depository institution subsidiary or alternatively cease conducting activities impermissible for bank holding companies that are not financial holding companies.
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

In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of financial or incidental activities, but requires consultation with the U.S. Treasury Department (the “US Treasury”) and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system.
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

The Dodd-Frank Act also created a new consumer financial services regulator, the Consumer Financial Protection Bureau (the “CFPB”), empowered to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer financial laws previously exercised by federal banking regulators and other agencies. The CFPB’s primary functions include the supervision of “covered persons” (which term is broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. It has primary authority to enforce the federal consumer financial laws, as well as exclusive authority to require reports and conduct examinations for compliance with such laws in the case of any insured depository institution with total assets of more than $10 billion and any affiliate thereof. The CFPB also has broad powers to prescribe rules applicable to a covered person or service provider in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. Although the CFPB has exclusive supervisory authority with respect to federal consumer financial laws, the Dodd-Frank Act does not specify how or when to determine an insured depository institution’s asset size for such purpose. However, pursuant to a supervisory statement issued by the federal banking regulators, including the CFPB, an insured depository institution would become subject to CFPB’s supervisory and enforcement authority with respect to consumer financial laws as a “Large Institution” if it has reported total assets greater than $10 billion in its quarterly reports of condition (call reports) for four consecutive quarters.
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
Dividend Restrictions

The principal source of funds for OFG is the dividends that it receives from the Bank, which are subject to regulation and limitations. As a general rule, regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, the ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the “Banking Act”), the Federal Deposit Insurance Act, as amended (the “FDIA”), and the FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than its receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance, in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.
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
Federal Home Loan Bank System

The Federal Home Loan Bank (the “FHLB”) system, of which the Bank is a member, consists of 11 regional FHLBs supervised and regulated by the Federal Housing Finance Agency. The FHLB serves as a credit facility for member institutions within their assigned regions. They are funded primarily by raising funds in the global financial markets and then lending in the form of advances (loans) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

The capital rules adopted by the federal banking agencies in 2013 under Basel III framework include a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that apply to all banking organizations. The rules also raise the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. In addition, for the largest, most internationally active banking organizations, the rules include a minimum supplementary leverage ratio that takes into account off-balance sheet exposures. The rules incorporate these requirements into the agencies’ prompt corrective action framework. In addition, the rules establish limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. Further, the rules amend the methodologies for determining risk-weighted assets for all banking organizations; introduce disclosure requirements that would apply to top-tier banking organizations domiciled in the United States with $50 billion or more in total assets; and adopt changes to the agencies’ regulatory capital requirements that meet the requirements of Section 171 and Section 939A of the Dodd-Frank Act. These rules also codify the agencies’ capital rules, which have previously resided in various appendices to their respective regulations, into a harmonized integrated regulatory framework.

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
Failure to meet the capital rules could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and the imposition of certain restrictions on its business. As of December 31, 2023, OFG was in compliance with all applicable capital requirements. For more information, please refer to the accompanying consolidated financial statements.
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
The Basel III capital rules introduced a common equity tier 1 capital requirement for all depository institutions, revising the minimum risk-based capital ratios and the proposed supplementary leverage requirement for advanced approaches banking organizations. The common equity tier 1 capital ratio is a minimum requirement designed to ensure that banking organizations hold sufficient high-quality regulatory capital that is available to absorb losses on a going-concern basis. Under such rules, an insured depository institution is:
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

The FDIC has the authority to charge special assessments from time to time, including in connection with systematic risk events. For example, in November 2023, the FDIC finalized a rule to recover losses to the FDIC deposit insurance fund as a result of bank failures during the first half of 2023. Under the rule, the FDIC will collect a special assessment based on a calculation using an insured depository institution’s estimated amount of uninsured deposits. In particular, the special assessment will be imposed on insured depository institutions based on their estimated uninsured deposits in excess of $5 billion. Given that OFG has uninsured deposits under $5 billion, this special assessment does not apply to us. However, in the future, there may be additional special assessments imposed on insured depository institutions that may apply to us. It is not yet possible to quantify the scope of any of these actions or the potential impact on our operations.
Brokered Deposits
FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2023, the Bank meets the requirements to be considered a well-capitalized institution and is therefore not subject to these limitations on brokered deposits.
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

The US Treasury has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.
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
OFG has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of OFG’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for OFG; management’s assessment as to the effectiveness of OFG’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of OFG’s internal control over financial reporting. As of December 31, 2023, OFG’s management concluded that its internal control over financial reporting was effective.
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
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2023 and 2022, legal surplus amounted to $151.0 million and $133.9 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
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
Puerto Rico Internal Revenue Code
Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”), a corporation pays taxes at a fixed rate of 18.5% (the regular corporate tax) plus a surtax that ranges from 5% for net income subject to surtax not greater than $75,000 to 19% for net income subject to surtax in excess of $275,000. Net income subject to surtax is net income less $25,000. The result is a maximum combined rate of 37.5% under the PR Code for years beginning after December 31, 2018. The Bank and other subsidiaries of OFG are treated as separate taxable corporations and are not entitled to file consolidated returns. The PR Code also provides a dividends-received deduction of 100% on dividends received from “controlled subsidiaries” subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Net operating losses (“NOLs”) are allowed as a deduction in computing the net income of the taxpayer. The carryover period for NOLs is currently 10 years. Moreover, the amount to be carried over to a particular year is limited to the excess of the NOL over 90% of the net income for the year for regular tax and is limited to the excess of the NOL over 70% of the net income for alternative minimum tax (“AMT”) purposes.
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
Durbin Amendment

The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment”. In the Federal Reserve’s final rules implementing the Durbin Amendment, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets as of the end of previous calendar year and imposes limits on what banks may charge for debit card interchange fees. OFG’s assets exceeded $10 billion as of December 31, 2023; therefore, we estimate that, beginning on July 1, 2024, the Durbin Amendment will reduce OFG’s income from debit card interchange fees by approximately $10 to $11 million, on an annual basis, based on current volume. OFG has implemented measures to anticipate the increased regulatory oversight and other requirements that will apply as a result of crossing such $10 billion threshold.
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
ECONOMIC AND MARKET CONDITIONS RISK
Most of our business is conducted in Puerto Rico, where economic and government fiscal and liquidity challenges, as well as the impact of natural disasters and pandemics have adversely impacted and may continue to adversely impact us.
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
In the past, Puerto Rico has experienced significant economic contraction that persisted over a decade, a government fiscal crisis that led to the appointment of a federal oversight board in 2016 and a bankruptcy-type restructuring process of the government’s finances. While Puerto Rico’s economy has been gradually recovering, it still faces economic and fiscal challenges and could face additional economic or fiscal challenges in the future. Deterioration in local economic conditions or in the financial condition of an industry on which the local market depends could adversely affect factors such as unemployment rates and real estate vacancy and values. This could result in, among other things, a reduction of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and non-accrual loans, a decrease in the value of collateral for loans, and a decrease in core deposits. Any of these factors could materially impact our business. In addition, there is no assurance that the Puerto Rico government will be able to satisfy its obligations as restructured.
Various significant natural disasters, including hurricanes and earthquakes, as well as the Covid-19 pandemic have also impacted Puerto Rico’s economy. Although federal disaster reconstruction assistance is expected to continue to drive economic growth in the short term, there is no guarantee that funds set aside for these purposes will not be repurposed by the federal government or that their disbursement will not be unreasonably conditioned or delayed. Puerto Rico also continues to be vulnerable to hurricanes and earthquakes and may continue to be impacted by natural disasters in the future, including those as a result of climate change.
Puerto Rico and the USVI are susceptible to earthquakes, hurricanes and major storms, the severity of which could be heightened by the effect of climate change, which could further deteriorate their economy and infrastructure.
Our branch network and business are concentrated in Puerto Rico and the USVI, which are susceptible to earthquakes, hurricanes and major storms that affect the local economy and the demand for our loans and financial services, as well as the ability of our customers to repay their loans. Any such natural disasters may further adversely affect Puerto Rico’s and the USVI’s critical infrastructure, which are generally weak and necessitating capital investment. This makes us vulnerable to downturns in Puerto Rico’s and the USVI’s economy as a result of natural disasters, such as earthquakes in 2020, and hurricanes Irma and Maria in 2017, and Hurricane Fiona in 2022, the severity of which could increase as a result of the effects of climate change. Any subsequent earthquakes, hurricanes, major storms or other natural disasters could further deteriorate the economy and infrastructure of Puerto Rico and USVI, as well as negatively affect or disrupt our operations and customer base and materially impact our business.
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

Geopolitical and macroeconomic uncertainty, including the military actions taken by the Russian Federation against Ukraine that began in early 2022 and the armed conflict in Israel as a result of a terrorist attack by Hamas in late 2023, have negatively impacted and will continue to have a significant negative impact on the global and United States economies. This uncertainty has resulted in considerable volatility in the financial and commodity markets, including through significant increases in the price of oil, natural gas and food and continue putting additional inflationary pressures on central banks, including the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (“FRB”). Also, it has increased cybersecurity risks and may continue to have a negative impact on the stock market generally and, in turn, on our stock price.

The full impact of the actions by the Russian Federation regarding Ukraine and from the conflict in Israel are not known at this time, but they could continue to bring economic disruption, supply-chain interruptions, heightened volatility in financial and commodity markets, and diminished consumer, business and investor confidence, among others, adversely impacting the financial services industry generally and our business, financial condition, results of operation, and stock price.
Changes in interest rates could adversely affect OFG’s results of operations and financial condition.
OFG’s earnings depend substantially on OFG’s interest rate spread, which is the difference between (i) the rates earned on loans, securities, and other earning-assets and (ii) the interest rates paid on deposits and other borrowings. These rates are highly sensitive to many factors beyond OFG’s control, including general economic conditions, inflation, unemployment, money supply, fiscal policies of the U.S. government and regulatory authorities, domestic and international events, as act of war, and events in U.S. and other financial markets. In an effort to address inflation, the FRB tightened monetary policy and increased the federal funds rate considerably since March 2022 through July 2023. In December 2023, the FRB held interest rates steady at a target rate range between 5.25% to 5.50% and suggested the possibility of rate cuts during 2024. Notwithstanding FRB’s announcements, the amount, timing, and frequency of any decrease in the federal funds rate are not fully known at this time. If market interest rates increase or remain higher for longer, OFG will have competitive pressure to increase the rates on its deposits, which could result in a decrease of its net interest income and borrowers of variable rate commercial loans may experience difficulties paying their heightened debt service. If market interest rates decline, OFG could experience lower interest income from its variable rate commercial loans and prepayments or refinancing of higher fixed-rate loans. OFG’s earnings can also be impacted by the spread between short-term and long-term market interest rates.

Any downgrade in the credit rating of the U.S. government or default by the U.S. government as a result of political conflicts over legislation to raise the U.S. government’s debt limit may have a material adverse effect on OFG.

Recent federal budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit have increased the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government, including certain government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the possibility of the federal government defaulting on its obligations for a period of time due to debt-ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government may pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A downgrade, or a similar action by other rating agencies, in response to current political dynamics, as well as sovereign debt issues facing the governments of other countries, could generally have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide and, therefore, materially adversely affect OFG’s business, financial condition and results of operations.

CREDIT RISK
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
Our customers might not repay their loans according to the original terms, and the collateral securing the payment of those loans might be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a materially adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the ACL, we rely on loan quality reviews, past and expected loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our ACL may not be enough to cover losses inherent in our loan portfolio, resulting in additions to the ACL. Material additions to the ACL would materially decrease our net income.
Our emphasis on the origination of commercial and retail loans is one of the more significant factors in evaluating our ACL. As we continue to increase the amount of these loans, additional or increased provisions for credit losses may be necessary and as a result would decrease our earnings.
We strive to maintain an appropriate ACL to provide for probable and expected losses inherent in the loan portfolio. We periodically determine the amount of the ACL based on consideration of several factors such as default frequency, internal loan grades, expected future cash collections, loss recovery rates and general economic factors, among others. Our methodology for measuring the adequacy of the ACL relies on several key elements, which include a specific allowance for identified problem loans and a general systematic allowance.
Although we believe our ACL is currently sufficient given the constant monitoring of the risk inherent in the loan portfolio, there is no precise method of predicting loan losses and therefore we always face the risk that charge-offs in future periods will exceed the ACL and that additional increases in the ACL will be required. Additions to the ACL would result in a decrease of net earnings and capital and could hinder our ability to pay dividends.
If the economic conditions in Puerto Rico or the United States deteriorate, we may experience increased credit costs or need to take greater than anticipated markdowns and make greater than anticipated provisions to increase the ACL that could adversely affect our financial condition and results of operations in the future.
Bank regulators periodically review our ACL and may require us to increase our provision for credit losses or loan charge-offs. Any increase in our ACL or loan charge-offs as required by these regulatory authorities could have a materially adverse effect on our results of operations and/or financial condition.
We are subject to default and other risks in connection with mortgage loan originations.
From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any such representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of our representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans. During 2023, we repurchased $9.6 million of loans from GNMA and FNMA.
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
A decline in the real estate market would likely result in an increase in delinquencies, defaults and foreclosures and in a reduction in loan origination activity, which would adversely affect our financial results.
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

The ability of our borrowers to repay their obligations may be adversely affected by changes in real estate values or in real estate market dynamics. Commercial real estate valuations in particular are highly subjective, as they are based on many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, demographic and market trends such as the impact of the ongoing shift to online shopping on retail properties or the trend toward remote and hybrid work on office properties. The value of commercial real estate and ability of commercial real estate borrowers to service debt is sensitive to occupancy rates, the level of rents, regulatory changes, interest rates, other operating costs and, in many cases, the results of operations of businesses and other occupants of the real property. Weak economic conditions or demographic and market trends may impair a borrower's business operations, lead to elevated vacancy rates or lease turnover, slow the execution of new leases or result in falling rents. In particular, the office segment continues to be impacted by the evolving trend toward remote or hybrid work.
In the past, the decline in Puerto Rico’s economy had an adverse effect in the credit quality of our mortgage and commercial real estate loan portfolios. Among other things, during the local recession, we experienced an increase in the level of non-performing assets and credit loss provision, which adversely affected our profitability. Delinquency rates and non-performing assets may increase if Puerto Rico’s economy enters into a recession, or if there is a decline in economic activity, additional increases in the ACL could be necessary with further adverse effects on our profitability.
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

Financial institutions like us, as well as our customers, colleagues, regulators, service providers and other third parties, have experienced a significant increase in information and cyber security risk in recent years and will likely continue to be the target of increasingly sophisticated cyberattacks, including computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing, impersonation and identity takeover attempts), corporate espionage, hacking, website defacement, denial-of-service attacks, exploitation of vulnerabilities and other attacks and similar disruptions from the misconfiguration or unauthorized use of or access to computer system. These risks are heightened further by the advent of new artificial intelligence technologies that may be adapted to increase the effectiveness of cyberattacks and their proper use may be necessary to aid in the defense of such attacks. A major information or cyber security incident or an increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure, and could reduce the use and acceptance of our services.
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
Our business relies on the secure, successful and uninterrupted functioning of our core banking platform, information technology, telecommunications, and loan servicing. We outsource some of our major systems, such as customer data and deposit processing, internet and mobile banking, and electronic fund transfer systems. The failure or interruption of such systems, or the termination of a third-party software license or any service agreement on which any of these systems or services is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such systems fail or experience interruptions. In addition, replacing third party service providers could also entail significant delay and expense.
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
Financial institutions are generally required under the USA Patriot Act and the Bank Secrecy Act to develop programs to prevent such financial institutions from being used for money-laundering and terrorist financing activities. Financial institutions are generally also required to file suspicious activity reports with the Financial Crimes Enforcement Network of the US Treasury if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. We have developed a compliance program reasonably designed to ensure compliance with such laws and regulations. Our failure or the inability to comply with these regulations could result in enforcement actions, fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators, costly litigation, or expensive additional internal controls and systems.

If we are unable to maintain or grow our core deposits, we may be subject to paying higher funding costs and our net interest income may decrease.

We must maintain adequate liquidity and funding sources to support our operations, comply with our financial obligations, finance our digitalization initiatives, fund planned capital distributions and meet regulatory requirements. We rely primarily on core deposits as a low cost and stable source of funding for our lending activities and the operation of our business. Therefore, our funding costs are largely dependent on our ability to maintain and grow our core deposits. As we face substantial competition in attracting and retaining deposits caused by rising interest rates, we have increased our cost of funds by increasing the rates we pay to our depositors to avoid losing deposits. We may also need to rely on more expensive sources of funding if deposits decrease. Rising interest rates have also led customers to move their funds to alternative investments that pay higher interest rates. Furthermore, we have a significant amount of collateralized deposits from the Puerto Rico government, its instrumentalities and municipalities ($1.618 billion, or approximately 17% of our total deposits, as of December 31, 2023), and the amount of these deposits may fluctuate depending on the financial condition and liquidity of these entities, as well as on our ability to maintain these customer relationships. If we are unable to maintain or grow our deposits for any reason, we may be subject to paying higher funding costs and our net interest income may decrease.

Consumer protection laws and the Durbin Amendment may reduce our noninterest income.
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the CFPB with powers to supervise and enforce federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge non-sufficient funds (“NSF”) fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees. Violations of applicable consumer protection laws could result in enforcement actions and significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.
In addition, the Durbin Amendment is a provision in the Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. This law applies to banks with over $10 billion in consolidated assets and limits these banks on what they charge for debit card interchange fees. OFG’s assets exceeded $10 billion as of December 31, 2023, and therefore, we estimate that beginning in July 1, 2024, the Durbin Amendment will reduce OFG’s income from debit card interchange fees by approximately $10 to $11 million on an annual basis based on current volume.
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
Adverse developments in the financial services industry could adversely affect our financial condition and results of operations.

In 2023, several depository institutions failed or required outside liquidity support. The impact of this situation led to risk of additional stress to the financial services industry generally as a result of increased lack of confidence in the financial sector. Although we currently do not anticipate liquidity constrains of the kind that caused certain other financial services institutions to fail or require external support, unanticipated deposit withdrawals due to market distress or otherwise or our inability to access other sources of liquidity, whether due to capital markets dislocations or otherwise, could result in constrains on our liquidity and adversely affect our business, financial condition, and results of operations.
LIQUIDITY RISK
Our business could be adversely affected if we cannot maintain access to stable funding sources.
Our business requires continuous access to various funding sources. Although we are normally able to fund our operations through deposits, as well as through advances from the FHLB-NY, our business may need to access other wholesale funding sources, and the Federal Reserve as lender of last resort to satisfy our liquidity needs.
We expect to have continued access to credit from the foregoing sources of funds. However, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption, or if negative developments occur with respect to us, the availability and cost of funding sources could be adversely affected. In that event, our cost of funds may increase, thereby reducing the net interest income, or we may need to dispose of a portion of the investment portfolio, which, depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon such dispositions. The interest rates that we pay on our investment securities are also influenced by, among other things, applicable credit ratings from recognized rating agencies. A downgrade to any of these credit ratings could affect our ability to access the capital markets, increase our borrowing costs and have a negative impact on our results of operations. Our efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by us or market-related events. In the event that such sources of funds are reduced or eliminated, and we are not able to replace them on a cost-effective basis, we may be forced to curtail or cease our loan origination business and treasury activities, which would have a material adverse effect on our operations and financial condition.
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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, such as artificial intelligence technologies. The effective use of technology increases efficiency and enables financial institutions to better serve clients and to reduce costs. OFG’s future success depends, in part, upon its ability to address client needs by using technology to provide products and services that will satisfy client demands, as well as to create additional efficiencies in OFG’s operations. OFG may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its clients. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect OFG’s growth, revenue, and profit.

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
Our operations are subject to extensive regulation by federal and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on all or part of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. For example, the Dodd-Frank Act has a broad impact on the financial services industry, including significant regulatory and compliance changes, as discussed under the subheading “Dodd-Frank Wall Street Reform and Consumer Protection Act” in Item 1 of this annual report on Form 10-K.
We may be required to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition and may limit our ability to implement our strategic initiatives. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
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
Our financial statements are subject to the application of Generally Accepted Accounting Principles (“GAAP”), which are periodically revised or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. See “Note 1– Summary of Significant Accounting Policies” to our consolidated financial statements included herein for a discussion of any accounting developments that have been issued but not yet implemented. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our consolidated financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that applies to the consolidated financial statements and that such changes could have a material effect on our financial condition and results of operations.
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
Based on our annual goodwill impairment test and our impairment evaluation of intangibles, we determined that no impairment charges were necessary as of December 31, 2023. However, there can be no assurance that future evaluations of such goodwill or intangibles will not result in any impairment charges. Among other factors, any declines in our common stock as a result of macroeconomic conditions and any weakness in the Puerto Rico economy could lead to an impairment of such assets. If such assets become impaired, it could have a negative impact on our results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management Strategy

OFG has a comprehensive framework in place to assess, identify and manage material risks from cybersecurity threats. Our Information Security Officer (“ISO”) is responsible for overseeing and implementing the Company’s cybersecurity risk management framework as part of our broader Information Security Program approved by the Board. Our cybersecurity risk management framework is integrated into the Company’s broader risk management system with a focus on monitoring key risk indicators within a defined risk tolerance set by our Board.

Our cybersecurity risk management framework is focused on the following key areas:

•Regular cybersecurity risk assessments;
•Design and implementation of controls to mitigate any identified cybersecurity risks;
•Continuous evaluation of the effectiveness of such controls; and
•Implementation of an incident response plan that includes procedures for responding to cybersecurity incidents.

In addition, our cybersecurity risk management framework incorporates three lines of defense, each with defined roles and responsibilities. OFG conducts an annual cybersecurity maturity assessment to (a) evaluate its cybersecurity risk management practices and (b) develop action plans for improving its cybersecurity risk management program.

The cybersecurity risk management framework also establishes standards or controls for the design of our cybersecurity infrastructure, including with respect to monitoring and preventing cybersecurity incidents, authenticating the identity of persons authorized to access critical information resources, and assessing safeguards that must be implemented by our external vendors and service providers.

OFG uses external consultants and other third-party service providers to monitor our information systems for any cyberattacks, impersonators or unauthorized releases of sensitive customer data, as well as performing investigations and penetration testing, identifying system vulnerabilities and required software patches, monitoring and managing firewalls, and advising on systems and cloud architecture. OFG also conducts due diligence of third-party software and related services and reviews cybersecurity reports from technology services providers to ensure that our cybersecurity infrastructure can respond to evolving cybersecurity risks relevant to our business.

Pursuant to our cybersecurity risk management framework, our Information Security team develops an annual information security awareness plan to educate employees as to the Company’s standards, processes and practices with respect to information security, potential cybersecurity threats and proper use of information security resources entrusted to them, with the goal of minimizing possible employee security risks. Our Information Security team engages third-party consultants to assist us in the evaluation of our cybersecurity risk management practices to identify risks, perform social engineering exercises, and provide annual cybersecurity training.

Cybersecurity Governance

Our Board is responsible for overseeing OFG’s cybersecurity efforts and approving the Information Security Program, which sets forth OFG’s policy regarding the confidentiality, integrity and availability of its information assets. The Board’s Risk and Compliance Committee more directly oversees the implementation of the Information Security Program and receives quarterly reports on any cybersecurity risks.

Our ISO, under the supervision of the Chief Risk Officer, leads the development and implementation of the Information Security Program. In addition, our Information Technology Department (“IT”) also has a dedicated cybersecurity team under the supervision of our Chief Information Officer. Members of our Information Security and IT cybersecurity teams have over 50 years of combined experience in information technology systems and cybersecurity risk management and include a team member that has a ISACA Certified Information Systems Auditor certification and two team members each with a master’s degree in cybersecurity.

Our ISO provides quarterly reports to our Executive Risk and Compliance Team, which is comprised of several executive officers of OFG. In addition, our Chief Risk Officer reports to the Board’s Risk and Compliance Committee and, when necessary, the Board.

Any identified cybersecurity incidents must be reported to the ISO and the mitigation and remediation thereof is performed by the Incident Response Team, which is led by the ISO and composed of key executives, with identified call trees and key service providers to support the coordination of a rapid response.

In the last three fiscal years, OFG has not experienced any material cybersecurity incidents, and expenses incurred from any cybersecurity incidents were immaterial. For more information on the risks to the Company of future cybersecurity threats or incidents, see “Item 1A, Risk Factors — Operations and Business Risks.”
ITEM 2. PROPERTIES
At December 31, 2023, OFG owns a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan, Puerto Rico, known as “Oriental Center”, where its executive offices are located. OFG operates a full-service branch at the plaza level and its centralized units and subsidiaries occupy approximately 99% of the office floor space. Approximately 1% of the office space is leased to outside tenants.
In addition, at December 31, 2023, the Bank owns three branch premises and leases thirty-nine branch locations throughout Puerto Rico and owns two branch premises in the USVI.
The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2023, the aggregate future rental commitments under the terms of its leases, exclusive of taxes, insurance and maintenance expenses payable by OFG, was approximately $24.0 million.
OFG’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2023, was $160.8 million, gross of accumulated depreciation.

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
As of December 31, 2023, OFG had approximately 14,694 holders of record of its common stock, including all directors and officers of OFG, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.
Stock Performance Graph
The stock performance graph below compares the percentage change in OFG’s cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Russell 2000 Index and the S&P US BMI Banks Index. The information contained in this stock performance graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
The cumulative total stockholder return was obtained by dividing (a) the sum of (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2018, and (ii) the difference between the share price at the beginning and the end of the measurement period, by (b) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

Total Return Performance
OFG Bancorp
Russell 2000 Index
S&P US BMI Banks Index
Index Value
300
250
200
150
100
50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023

Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
OFG Bancorp	100.00	145.34	116.58	169.77	180.87	253.63
Russell 2000	100.00	125.53	150.58	172.90	137.56	160.85
S&P US BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41
Dividends
You can find dividend information concerning our common stock in Table 16 of Item 7 in this annual report on Form 10-K and our Consolidated Statements of Shareholders’ Equity in our consolidated financial statements accompanying this annual report on Form 10-K. For information on dividend restrictions, see “Dividend Restrictions” under “Regulation and Supervision” in Item 1 of this annual report on Form 10-K and “Note 29 - OFG Bancorp (Holding Company Only) Financial Information” to our consolidated financial statements included herein.
Equity Based Compensation
For information about the securities remaining available for issuance under our equity-based plans, refer to Part III, Item 12 of this annual report on Form 10-K.
Repurchase of Common Stock
OFG did not repurchase any shares of its common stock during the quarter ended December 31, 2023.
Refer to "Recent Developments-Capital Actions" in Part II, Item 7 of this annual report on Form 10-K for information regarding OFG's common stock repurchase programs.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with “Note about Forward-Looking Statements,” Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors,” and our consolidated financial statements and related notes included under Item 8 of this annual report on Form 10-K. We have omitted discussion of 2021 results where it would be redundant to the discussion previously included in Item 7 of our 2022 annual report on Form 10-K. For our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 annual report on Form 10-K.
RECENT DEVELOPMENTS
Capital Actions
2023 Capital Actions
In January 2023, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend to $0.22 per common share from $0.20 per share, beginning in the quarter ended March 31, 2023.
At December 31, 2023, OFG had repurchased 3.1 million shares of common stock for $82.8 million of the $100 million stock repurchase program authorized in January 2022. During 2023, OFG repurchased 743,699 shares for a total of $18.7 million at an average price of $25.08 per share.
Announcement of Forthcoming 2024 Capital Actions
In January 2024, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend to $0.25 per common share from $0.22 per share, beginning in the quarter ending March 31, 2024. The Board of Directors also approved a new $50.0 million stock repurchase program. The new stock repurchase program, which is open-ended, replaces the prior stock repurchase program, which had had been approved by the Board of Directors in January 2022 and had $17.2 million remaining of its $100 million repurchase parameters.
Local Economic Conditions

We believe that Puerto Rico’s economy continues to demonstrate resiliency and growth and its private sector is expanding. The Puerto Rico Economic Activity Index, as published by the Economic Development Bank for Puerto Rico, in November 2023 increased 5.9% year-over-year and retail sales in November increased 7.4% year-over-year and, according to the data published by Economic Development Bank for Puerto Rico, wages are also rising and labor participation is increasing. Total non-farm payroll employment in November 2023 improved 2.6% year-over-year and total employment rose 2.5% from July 2022 to December 2023. The inflow of federal stimulus and reconstruction funds for rebuilding infrastructure has continued. Nevertheless, OFG continues to pay attention to the potential impact of interest rate changes, inflation, and a possible U.S. mainland recession, all of which could impact our business and results of operations.
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

Allowance for Credit Losses related to loans collectively evaluated for impairment

The most critical and complex accounting estimate is associated with the determination of the ACL. The provision for credit losses charged to current operations is based on this determination. The ACL represents management’s best estimate deemed appropriate to provide current expected future credit losses in the portfolio as of the date of the reporting period.
OFG’s management evaluates the adequacy of the ACL on a quarterly basis following a systematic methodology in order to provide for inherent risks in the loan portfolio. In developing its assessment of the adequacy of the ACL, OFG must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the key drivers used for each macroeconomic scenario, the macroeconomic scenarios selected, and the weighting given to each scenario, among others. Significant changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience, and in the condition of the various markets in which collateral may be sold may all affect the required level of the ACL. Consequently, the business, financial condition, liquidity, capital and results of operations could also be affected.

The ACL estimation requires management to use relevant forward-looking economic forecasts, by using variables such as employment and unemployment rate, gross national product (“GNP”), retail sales, and house price index, including in the application of reasonable and supportable forecasts. ACL estimations are performed by aggregating loans with similar risk characteristics.

OFG applied a discounted cash flow (“DCF”) method for non-purchased credit deteriorated loans (non-PCD) and an undiscounted cash flow (“UDCF”) method for purchased credit deteriorated (PCD) loans to determine the ACL for loans collectively measured for impairment, except for credit cards and overdrafts which utilize a remaining life methodology. For non-PCD, the expected cash flows are calculated for each loan and discounted using the effective yield. The discounted amount of expected cash flows is compared to the amortized cost, and any shortfall is recorded as a reserve. For PCD loans, the expected cash flows are calculated for each loan pool, pool reserve is calculated by aggregating total loss from the UDCF. Expected cash flows are resulted from applying the contractual payment term, probability of defaults, loss given defaults, and prepayment assumptions.

Management’s judgment is required in selecting the macroeconomic scenarios and the weighting of the economic scenarios, which consist of baseline and moderate recession scenarios. As of December 31, 2023, management gave more weight to the baseline scenario, except for the US loan segment where the moderate recession scenario was given a greater weight. Management selects the macroeconomic forecast that is most reflective of expectations at that point in time. The applicability of qualitative adjustments includes adjustments of inherent risk not captured by the quantitative model.

OFG’s sensitivity analysis does not represent management’s view of expected credit losses at December 31, 2023. OFG evaluated sensitivities by applying 100% weight to baseline and moderate recession scenarios. The impact of assigning a 100% weight to the baseline scenario was a hypothetical decrease of 4% to the collective ACL, and the impact of assigning a 100% weight to the moderate recession scenario was a hypothetical increase of 6% to the collective ACL. These hypothetical sensitivities do not incorporate the impact of management’s judgment for qualitative factors applied in the current ACL for loans. It is possible that others performing similar sensitivity analyses could reach different conclusions or results. The sensitivity analysis excludes the ACL for off-balance sheet credit exposures.

For a detailed description of the principal factors used to determine the ACL related to loans collectively evaluated for impairment and for the principal enhancement’s management made to its methodology, please refer to “Note 1– Summary of Significant Accounting Policies” and “Note 5 – Loans” to the consolidated financial statements.

FINANCIAL HIGHLIGHTS

The year ended December 31, 2023 was an outstanding year. At December 31, 2023, OFG ended with record levels of loans, customer deposits, assets, and stockholders’ equity. For the first time, commercial loan balances exceeded $3 billion and tangible common equity was more than $1 billion. OFG's ‘Digital First Strategy’ resulted in our retail customers completing 93% of routine transactions through self-service channels. OFG’s self-service portal, launched in early 2023, has been expanded to include more features and is rapidly being adopted by our customers. While consumer credit in Puerto Rico has begun to normalize post-pandemic, consumer liquidity and employment as well as commercial clients and the broader Puerto Rico economy continue to be strong.

Year Ended 2023:

Earnings per share diluted was $3.83 in 2023 compared to $3.44 in 2022. Total core revenues of $682.7 million in 2023 compared to $607.8 million in 2022.

Fourth Quarter of 2023:

Results Included:

Gain on Sale of Non-Performing Puerto Rico Small Business Loans: Resulted in a $6.3 million pre-tax gain in other non-interest income.

Workforce Early Retirement & Rightsizing: Resulted in $3.2 million in severance and lease cancellation costs in non-interest compensation and infrastructure expenses.

Large Public Funds Deposit: $1.2 billion in funds from an existing long-standing Puerto Rico government client were deposited mid-December.

Highlights:

Earnings per share diluted was $0.98 compared to $0.95 in the third quarter of 2023 and $0.97 in the fourth quarter of 2022. Total core revenues of $175.6 million compared to $172.2 million in the third quarter of 2023 and $168.3 million in the fourth quarter of 2022.

Performance metrics: Net interest margin of 5.62%, return on average assets of 1.76%, return on average tangible common stockholders’ equity of 18.22%, and efficiency ratio of 53.59%.

Total interest income of $176.2 million compared to $165.7 million in the third quarter of 2023 and $145.7 million in the fourth quarter of 2022. Compared to the third quarter of 2023, the fourth quarter of 2023 primarily reflected higher average balances and yields on loans and investment securities.

Total interest expense of $32.7 million compared to $23.9 million in the third quarter of 2023 and $10.4 million in the fourth quarter of 2022. Compared to the third quarter of 2023, the fourth quarter of 2023 reflected increases of $4.0 million in the cost of average core deposits and $4.8 million in the cost of average wholesale funding, primarily due to temporarily higher balances of borrowings and brokered deposits during the quarter.

Total banking and financial service revenues of $32.1 million compared to $30.4 million in the third quarter of 2023 and $33.0 million in the fourth quarter of 2022. Compared to the third quarter of 2023, the fourth quarter of 2023 reflected annual insurance commission recognition of $2.5 million in wealth management revenues and lower mortgage servicing revenues.

Pre-provision net revenues of $88.2 million compared to $82.3 million in the third quarter of 2023 and $76.9 million in the fourth quarter of 2022.

Total provision for credit losses of $19.7 million compared to $16.4 million in the third quarter of 2023 and $8.8 million in the fourth quarter of 2022. The fourth quarter of 2023 provision primarily reflected increased loan volume.

Credit quality: Net charge-offs of $16.3 million compared to $18.8 million in the third quarter of 2023 and $11.2 million in the fourth quarter of 2022. The fourth quarter of 2023 early and total delinquency rates were 2.76% and 3.76%, respectively, in line with the third quarter of 2023. The non-performing loan rate of 1.22% was the lowest over the last five quarters.

Total non-interest expense of $94.1 million compared to $90.2 million in the third quarter of 2023 and $91.6 million in the fourth quarter of 2022.

Loans held for investment of $7.53 billion compared to $7.26 billion in the third quarter of 2023 and $6.84 billion in the fourth quarter of 2022. Loans increased 3.8% from the previous quarter and 10.2% year-over-year, reflecting increases in commercial loans and retail auto and consumer loans. This was partially offset by regular paydowns of residential mortgages and securitization and sale of conforming loans.

New loan production of $663.9 million compared to $567.5 million in the third quarter of 2023 and $616.4 million in the fourth quarter of 2022. The fourth quarter of 2023 primarily reflected increased commercial lending within Puerto Rico.

Total investments of $2.69 billion compared to $2.07 billion in the third quarter of 2023 and $1.97 billion in the fourth quarter of 2022. The third quarter of 2023 investments reflected purchases of $300 million of short-term US Treasury bills and $250 million of long-term government insured, mortgage-backed securities.

Customer deposits of $9.60 billion compared to $8.54 billion in the third quarter of 2023 and $8.56 billion in the fourth quarter of 2022.

Total borrowings and brokered deposits of $363.0 million compared to $454.4 million in the third quarter of 2023 and $38.4 million in the fourth quarter of 2022. The average balance of such wholesale funding was $602.0 million in the fourth quarter of 2023 compared to $266.4 million in the third quarter of 2023. The December 31, 2023 balance reflected repayment of $250 million of borrowings and the addition of $160 million of brokered deposits, most of which will mature in the first quarter of 2024.

Cash and cash equivalents of $748.2 million compared to $532.7 million in the third quarter of 2023 and $550.5 million in the fourth quarter of 2022.

Total assets of $11.34 billion at December 31, 2023 compared to $10.26 billion at September 30, 2023 and $9.82 billion at December 31, 2022.

Capital: CET1 ratio of 14.12% compared to 14.06% in the third quarter of 2023 and 13.64% in the fourth quarter of 2022. The Tangible Common Equity ratio was 9.68% compared to 9.74% in the third quarter of 2023 and 9.59% in the fourth quarter of 2022. Tangible Book Value per share of $23.13 compared to $21.01 in the third quarter of 2023 and $19.56 in the fourth quarter of 2022. The fourth quarter of 2023 Tangible Book Value reflected increased retained earnings and accumulated other comprehensive income.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Year Ended December 31,
	2023	2022	2021
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$648,880	$515,573	$449,199
Interest expense	88,010	33,493	41,829
Net interest income	560,870	482,080	407,370
Provision for credit losses	60,638	24,119	221
Net interest income after provision for credit losses	500,232	457,961	407,149
Non-interest income	128,381	131,690	133,210
Non-interest expenses	363,365	345,546	325,756
Income before taxes	265,248	244,105	214,603
Income tax expense	83,376	77,866	68,452
Net income	181,872	166,239	146,151
Less: dividends on preferred stock	—	—	(1,255)
Income available to common shareholders	$181,872	$166,239	$144,896
PER SHARE DATA:
Basic	$3.85	$3.46	$2.85
Diluted	$3.83	$3.44	$2.81
Average common shares outstanding	47,258	48,033	50,956
Average common shares outstanding and equivalents	47,552	48,436	51,370
Cash dividends declared per common share	$0.88	0.70	0.40
Cash dividends declared on common shares	$41,853	33,593	20,505
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.79%	1.64%	1.42%
Return on average tangible common stockholders’ equity	18.14%	17.98%	15.70%
Return on average common equity (ROE)	16.37%	15.95%	13.80%
Efficiency ratio	53.22%	56.85%	60.70%
Interest rate spread	5.71%	5.02%	4.18%
Interest rate margin	5.79%	5.05%	4.20%

	December 31,
	2023	2022	2021
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,686,770	$1,971,522	$895,818
Loans, net	7,401,618	6,723,236	6,329,311
Total investments and loans	$10,088,388	$8,694,758	$7,225,129
Deposits and borrowings
Deposits	$9,762,169	$8,568,364	$8,603,118
Borrowings	200,770	27,034	64,571
Total deposits and borrowings	$9,962,939	$8,595,398	$8,667,689
Stockholders’ equity
Common stock	59,885	59,885	59,885
Additional paid-in capital	638,667	636,793	637,061
Legal surplus	150,967	133,901	117,677
Retained earnings	639,324	516,371	399,949
Treasury stock, at cost	(228,350)	(211,135)	(150,572)
Accumulated other comprehensive loss	(67,013)	(93,409)	5,160
Total stockholders’ equity	$1,193,480	$1,042,406	$1,069,160
Per share data
Book value per common share	$25.36	$21.91	$21.54
Tangible book value per common share	$23.13	$19.56	$19.08
Market price	$37.48	$27.56	$26.56
Capital ratios
Leverage capital	11.03%	10.36%	9.69%
Common equity Tier 1 capital	14.12%	13.64%	13.77%
Tier 1 risk-based capital	14.12%	13.64%	14.27%
Total risk-based capital	15.37%	14.89%	15.52%
Financial assets managed
Trust assets managed	$2,511,880	$2,334,672	$3,758,895
Broker-dealer assets managed	2,446,281	2,172,116	2,466,004
Total assets managed	$4,958,161	$4,506,788	$6,224,899
ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for 2023 and 2022.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Interest		Average rate		Average balance
	December 2023	December 2022	December 2023	December 2022	December 2023	December 2022
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$648,880	515,573	6.70%	5.40%	$9,688,019	$9,544,055
Tax equivalent adjustment	16,061	14,679	0.17%	0.15%	—	—
Interest-earning assets - tax equivalent	664,941	530,252	6.87%	5.55%	9,688,019	9,544,055
Interest-bearing liabilities	88,010	33,493	0.99%	0.38%	8,903,725	8,902,427
Tax equivalent net interest income / spread	576,931	496,759	5.88%	5.17%	784,294	641,628
Tax equivalent interest rate margin			6.05%	5.32%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	62,730	40,722	3.23%	2.55%	1,940,776	1,594,662
Interest bearing cash and money market investments	31,406	14,689	5.02%	1.14%	626,067	1,291,633
Total investments	94,136	55,411	3.67%	1.92%	2,566,843	2,886,295
Non-PCD loans
Mortgage loans	34,442	36,881	5.54%	5.42%	621,382	680,768
Commercial loans	201,260	138,715	7.69%	5.90%	2,617,240	2,349,114
Consumer loans	70,197	58,181	11.42%	11.28%	614,902	515,781
Auto loans	176,144	147,557	8.30%	8.17%	2,122,997	1,805,976
Total Non-PCD loans	482,043	381,334	8.07%	7.13%	5,976,521	5,351,639
PCD loans
Mortgage loans	60,434	66,610	6.16%	6.02%	980,564	1,106,708
Commercial loans	11,764	11,112	7.35%	5.86%	160,001	189,606
Consumer loans	109	155	14.99%	14.03%	727	1,102
Auto loans	394	951	11.72%	10.94%	3,363	8,705
Total PCD loans	72,701	78,828	6.35%	6.04%	1,144,655	1,306,121
Total loans (1)	554,744	460,162	7.79%	6.91%	7,121,176	6,657,760
Total interest-earning assets	$648,880	515,573	6.70%	5.40%	$9,688,019	$9,544,055

	Interest		Average rate		Average balance
	December 2023	December 2022	December 2023	December 2022	December 2023	December 2022
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	25,710	11,291	1.03%	0.41%	2,489,560	2,761,653
Savings accounts	17,727	6,470	0.80%	0.28%	2,214,256	2,306,607
Time deposits	25,225	7,943	1.92%	0.69%	1,315,745	1,143,469
Non-interest bearing deposits	—	—	—%	—%	2,590,523	2,647,871
Total core deposits	68,662	25,704	0.80%	0.29%	8,610,084	8,859,600
Fair value premium and core deposit intangible amortizations	5,283	6,500	—%	—%	—	—
Brokered deposits	2,020	35	5.16%	0.30%	39,100	11,366
Total deposits	75,965	32,239	0.88%	0.36%	8,649,184	8,870,966
Borrowings:
Securities sold under agreements to repurchase	3,306	—	5.55%	—%	59,541	—
Advances from FHLB and other borrowings	8,739	733	4.48%	2.67%	195,000	27,497
Subordinated capital notes	—	521	—%	13.15%	—	3,964
Total borrowings	12,045	1,254	4.73%	3.99%	254,541	31,461
Total interest-bearing liabilities	88,010	33,493	0.99%	0.38%	8,903,725	8,902,427
Net interest income / spread	$560,870	$482,080	5.71%	5.02%
Interest rate margin			5.79%	5.05%
Excess of average interest-earning assets over average interest-bearing liabilities					$784,294	$641,628
Average interest-earning assets to average interest-bearing liabilities ratio					108.81%	107.21%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$9,989	$12,019	$22,008
Interest-bearing cash and money market investments	(11,144)	27,861	16,717
Loans	40,103	54,479	94,582
Total interest income	38,948	94,359	133,307
Interest Expense:
NOW accounts	(1,215)	15,634	14,419
Savings accounts	(271)	11,528	11,257
Time deposits	15,483	1,799	17,282
Brokered deposits	260	1,725	1,985
Fair value premium and core deposit intangible amortizations	—	(1,217)	(1,217)
Securities sold under agreements to repurchase	3,306	—	3,306
Advances from FHLB and other borrowings	7,200	806	8,006
Subordinated capital notes	(261)	(260)	(521)
Total interest expense	24,502	30,015	54,517
Net Interest Income	$14,446	$64,344	$78,790
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
Comparison of the years ended December 31, 2023 and 2022
Net interest income of $560.9 million increased by $78.8 million from $482.1 million. Tax equivalent basis net interest income of $576.9 million increased $80.2 million, or 16.1%, from $496.8 million.
Interest rate spread increased by 69 basis points to 5.71% from 5.02% and net interest margin increased 74 basis points to 5.79% from 5.05%. This increase reflects an increase of 130 and 61 basis points, respectively, in the total average yield of interest-earning assets and the average cost of interest-bearing liabilities.
Net interest income was positively impacted by:
•A $94.6 million increase in interest income from loans driven by higher interest income from: (i) commercial loans of $63.2 million, primarily related to the upward repricing of variable rate commercial loans, increased yields on new loans originated during 2023, and higher average balance; (ii) consumer loans of $12.0 million mainly due to an increase of $98.7 million in the average balance of this portfolio; and (iii) auto loans of $28.0 million reflecting higher originations during 2023, partially offset by a decrease of $8.6 million in interest income from mortgage loans due to a reduction of $185.5 million in the average balance of this portfolio;
•A $22.0 million increase in interest income from investment securities, primarily related to a higher average volume of $346.1 million, which resulted in an increase in interest income of approximately $10.0 million, and higher yield by 68 basis points, which contributed to the increase in net interest income by approximately $12.0 million; and
•A $16.7 million increase in interest income from higher yield in lower balances of interest-bearing cash and money market related to the increase in the FRB federal funds rate during 2022 and 2023.

These increases were partially offset by higher interest expense of $54.5 million from (i) interest paid on deposits of $43.7 million due to higher average cost of total deposits of 52 basis points, (ii) $10.8 million paid on a new $200.0 million two-year FHLB advance in the period and (iii) interest paid on repurchase agreements of $3.3 million originated during the third quarter of 2023 that matured before the year-end, partially offset by the early redemption of $36.1 million subordinated capital notes during the first quarter of 2022, which resulted in a decrease in interest expense of $521 thousand.
TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2023	2022	Variance %
	(In thousands)
Banking service revenue	$70,078	$71,161	(1.5)%
Wealth management revenue	32,990	32,635	1.1%
Mortgage banking activities	18,787	21,929	(14.3)%
Total banking and financial service revenue	121,855	125,725	(3.1)%
Net (loss) gain on:
Sale of securities	(1,149)	(247)	365.2%
Early extinguishment of debt	—	42	(100.0)%
Other non-interest income	7,675	6,170	24.4%
Total non-interest income	$128,381	$131,690	(2.5)%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains or losses on sales of assets.
Comparison of the years ended December 31, 2023 and 2022
OFG recorded non-interest income in the amount of $128.4 million, compared to $131.7 million, a decrease of 2.5%, or $3.3 million. The decrease in non-interest income was mainly due to:
•A decrease of $3.1 million in mortgage banking activities due to: (i) an unfavorable impact of $1.9 million in mortgage servicing rights valuation, (ii) a $1.1 million reduction in net gains on sales driven by lower sales volume, (iii) a $474 thousand reduction in servicing fees as a result of the FNMA mortgage servicing transfer to a third party and (iv) a $513 thousand reduction in cash collections;
•A $1.1 million loss associated with the sale of a $203.3 million short-term US treasury note available for sale during 2023; and
•A decrease of $1.1 million in banking service revenues, primarily related to: (i) a $531 thousand reduction in electronic banking charges of merchant-related income, (ii) a $405 thousand reduction in credit life commissions and (iii) a $221 thousand reduction in prepayment loan fees.
These increases in non-interest income were partially offset by, an increase of $1.5 million in other non-interest income. During 2023, OFG recorded a $6.3 million gain on the sale of commercial non-performing loans held-for-sale with a reporting balance of $4.3 million and unpaid principal balance of $25.3 million. Results for 2022 also included a $4.7 million gain recognized on the sale of a branch building.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2023	2022	Variance %
	(In thousands)
Compensation and employee benefits	$155,827	$142,930	9.0%
Occupancy, equipment and infrastructure costs	59,235	51,308	15.4%
Electronic banking charges	41,336	39,554	4.5%
Information technology expenses	27,162	21,891	24.1%
Professional and service fees	18,764	24,842	-24.5%
Taxes, other than payroll and income taxes	12,968	12,999	-0.2%
Insurance	10,494	9,898	6.0%
Loan servicing and clearing expenses	7,774	9,161	-15.1%
Advertising, business promotion, and strategic initiatives	8,743	8,240	6.1%
Communication	4,678	4,296	8.9%
Printing, postage, stationery and supplies	3,338	3,563	-6.3%
Director and investor relations	1,351	1,125	20.1%
Foreclosed real estate and other repossessed assets income, net of expenses	(405)	(2,074)	80.5%
Other	12,100	17,813	-32.1%
Total non-interest expenses	$363,365	$345,546	5.2%
Relevant ratios and data:
Efficiency ratio	53.22%	56.85%
Compensation and benefits to non-interest expense	42.88%	41.36%
Compensation to average total assets owned	1.53%	1.41%
Number of employees end of year	2,248	2,253
Average number of employees	2,258	2,249
Average compensation per employee (in thousands)	$69.01	$63.55
Average loans per average employee	$3,154	$2,960
Non-Interest Expenses
Comparison of the years ended December 31, 2023 and 2022
Non-interest expense was $363.4 million, representing an increase of 5.2%, or $17.8 million, compared to $345.5 million. The increase in non-interest expense was mainly due to:
•Increase in compensation and employee benefits of $12.9 million due to higher salaries and benefits, including payroll taxes. Also, during 2023, OFG recognized a $2.8 million expense relating to employee severance obligations resulting from a voluntary retirement program launched during the fourth quarter of 2023 and other rightsizing initiatives.
•Increase of $7.9 million in occupancy, equipment and infrastructure costs primary related to: (i) higher balances of $4.6 million in depreciation and amortization expenses reflecting new digital projects placed in production since 2022 and (ii) a $1.2 million increase in software maintenance expenses;
•Increase of $5.3 million in information technology expenses driven by higher design, development and operating support expenses incurred as part of OFG’s digital transformation strategy;
•Decrease of $1.7 million in foreclosed real estate and other repossessed assets income reflecting lower gain on sales of such assets; and
•Increase of $1.8 million in electronic banking charges mainly due to increases of $2.2 million in point-of-sale and merchant-related fees.

The increase in non-interest expense was partially offset by, a decrease in (i) professional and service fees of $6.1 million, reflecting lower balances in compliance-related expenses and (ii) other expenses of $5.7 million, including $2.5 million due to the extinguishment of pandemic expenses, climate events expenses of $1.5 million and a $1.6 million decrease in debit card losses.
The efficiency ratio was 53.22%, an improvement from 56.85%. Amounts presented as part of non-interest income that were excluded from the efficiency ratio computation for years ended December 31, 2023 and 2022 amounted to $6.5 million and $6.0 million, respectively.
Provision for Credit Losses
Comparison of the years ended December 31, 2023 and 2022
Provision for credit losses increased $36.5 million to $60.6 million from $24.1 million. The provision for credit losses for 2023 reflected a provision of $42.6 million related to the growth in loan balances, a provision of $13.1 million related to commercial-specific loan reserves, mainly in the US commercial loan portfolio, and $4.8 million associated with qualitative adjustments mostly to the auto loan and US commercial loan portfolios.
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
Income Tax Expense
Comparison of the years ended December 31, 2023 and 2022
Income tax expense increased by $5.5 million to $83.4 million from $77.9 million. OFG’s Effective Tax Rate was 31.4% in 2023 compared to 31.9% in 2022. The increase in the income tax expense was related to greater income before tax by $13.0 million. OFG maintained an effective tax rate lower than statutory rate for the year ended December 31, 2023, mainly related to exempt investments, doing business through OFG's subsidiaries that are fully exempt or have a lower statutory tax rate, and changes in OFG’s valuation allowance.
During 2023, the Bank utilized $150.5 million deferred loan charge-offs for income tax purposes, decreasing its net deferred tax asset by $56.5 million. After this decrease, the Bank finalized in a net deferred tax liability position.
Refer to “Note 17 – Income Taxes” to the consolidated financial statements for additional information on the income tax expense.
Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for 2023 and 2022.

TABLE 4 - BUSINESS SEGMENTS
	Year Ended December 31, 2023
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$567,809	$28	$95,477	$663,314	$(14,434)	$648,880
Interest expense	(73,480)	—	(28,964)	(102,444)	14,434	(88,010)
Net interest income	494,329	28	66,513	560,870	—	560,870
Provision for credit losses	60,255	—	383	60,638	—	60,638
Non-interest income, net	97,099	32,433	(1,151)	128,381	—	128,381
Non-interest expenses	(344,488)	(15,427)	(3,450)	(363,365)	—	(363,365)
Intersegment revenue	1,641	—	—	1,641	(1,641)	—
Intersegment expenses	—	(1,011)	(630)	(1,641)	1,641	—
Income before income taxes	$188,326	$16,023	$60,899	$265,248	$—	$265,248
Income tax expense	83,242	34	100	83,376	—	83,376
Net income	$105,084	$15,989	$60,799	$181,872	$—	$181,872
Total assets	$9,154,201	$38,261	$3,304,204	$12,496,666	$(1,152,213)	$11,344,453

	Year Ended December 31, 2022
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$465,177	$21	$56,955	$522,153	$(6,580)	$515,573
Interest expense	(31,926)	—	(8,147)	(40,073)	6,580	(33,493)
Net interest income	433,251	21	48,808	482,080	—	482,080
Provision for credit losses	24,111	—	8	24,119	—	24,119
Non-interest income, net	98,407	33,481	(198)	131,690	—	131,690
Non-interest expenses	(323,125)	(19,206)	(3,215)	(345,546)	—	(345,546)
Intersegment revenue	2,187	—	—	2,187	(2,187)	—
Intersegment expenses	—	(1,497)	(690)	(2,187)	2,187	—
Income before income taxes	$186,609	$12,799	$44,697	$244,105	$—	$244,105
Income tax expense	77,731	97	38	77,866	—	77,866
Net income	$108,878	$12,702	$44,659	$166,239	$—	$166,239
Total assets	$8,347,767	$23,085	$2,432,549	$10,803,401	$(984,621)	$9,818,780

Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, an international banking entity organized pursuant to the Puerto Rico International Banking Center Regulatory Act, as amended, which operates as a unit within the Bank. The time deposit with a balance of $300.3 million and $470.2 million at December 31, 2023 and 2022, respectively, is included in the Treasury Segment with its corresponding interest expense, to fund Oriental Overseas operations, which is included in the Banking Segment with its corresponding interest income, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year was mainly as a result of the FRB federal funds rate increases and higher average balance.

Comparison of years ended December 31, 2023 and 2022
Banking
OFG’s banking segment net income before taxes increased by $1.7 million from $186.6 million to $188.3 million, mainly reflecting:
•Increase of $94.6 million in interest income from loans, driven by increased yields on higher loan balances; and
•Increase of $7.9 million in interest income related to Oriental Overseas’ time deposit from the Bank to fund its operations, which is eliminated in the consolidation, mainly as a result of higher average unpaid principal balance and interest rates in the current period.
The increase in the banking segment’s net income was partially offset by:
•Increase of $36.1 million in provision for credit losses. The 2023 provision reflects $42.6 million related to the growth in loan balances, a provision of $13.1 million related to commercial-specific loan reserves, mainly in the US commercial loan portfolio, and $4.8 million associated with qualitative adjustments;
•Increase of $41.6 million in interest expense on deposits mainly related to higher costs of deposits;
•Increase of $21.4 million in non-interest expenses, mainly due to increases of: (i) $12.9 million in compensation and employee benefits, (ii) $7.9 million in occupancy, equipment and infrastructure costs related to depreciation and amortization expenses reflecting new digital projects placed in production since 2022 and software maintenance expenses, and (iii) $5.3 million in information technology expenses related to digital transformation, partially offset by lower: (a) professional and service fees of $6.1 million, and (b) other expenses of $5.7 million related to lower pandemic expenses by $2.5 million, climate event expenses by $1.5 million related to 2022 Hurricane Fiona and $1.6 million from debit card losses; and
•Decrease of $1.3 million in non-interest income. The current period included a $6.3 million gain on the sale of commercial non-performing loans held-for-sale, while the previous year included a $4.7 million gain recognized on the sale of a branch building.
Wealth Management
Net income before taxes from this segment increased by $3.2 million compared to the prior year, mainly reflecting:
•Annual insurance contingent commission amounting to $2.5 million received during 2023, $1.3 million higher than prior year due to Hurricane Fiona's related claims; and
•The sale of OFG’s retirement plan administration business during the fourth quarter of 2022, which resulted in a decrease of $3.2 million in non-interest expenses and $2.2 million in non-interest income.
Treasury
Treasury segment net income before taxes increased by $16.2 million, mainly reflecting:
•Increase of $38.5 million in interest income, reflecting the purchase of agency mortgage-backed securities and US Treasury securities during such period and higher yield in lower balances of interest-bearing cash and money market investments related to higher FRB federal funds rate than in the previous year;
•Increase of $20.8 million in interest expense, reflecting higher expenses of: (i) $7.9 million from inter-segment borrowing as a result of higher average balance and FRB federal funds rate, (ii) $10.8 million in interest from a new $200 million two-year FHLB advance, (iii) $3.3 million from repurchase agreements; and
•A loss of $1.1 million related to the sale of a short-term US treasury note during 2023.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At December 31, 2023, OFG’s total assets amounted to $11.344 billion, an increase of $1.526 billion, when compared to $9.819 billion at December 31, 2022.
Cash and due from banks increased by $197.4 million to $743.6 million, driven by the receipt of a $1.2 billion deposit from an existing long-standing Puerto Rico government client during the fourth quarter of 2023, the effect of a two-year $200.0 million FHLB advance and the sale of US Treasury securities during the year ended December 31, 2023, partially offset by loan funding, the purchase of $1.070 billion of investment securities and repayments of $150.0 million and $100.0 million, respectively, of repurchase agreements and overnight FHLB advances.
The investment portfolio increased by $715.2 million or 36.3% primarily driven by the purchase of $1.035 billion of mortgage-backed securities, $93.6 million in mortgage loan securitization, the purchase of a $35 million two-year privately placed hospital revenue bond issued by the Puerto Rico, Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”, by its Spanish acronym) during the fourth quarter of 2023, and favorable market value adjustments of $31.5 million, partially offset by the sale of a $203.3 million US Treasury securities available for sale, the maturity and repayment of $111.5 million U.S. Treasury notes and principal paydowns on mortgage-backed securities totaling $162.0 million. OFG’s investment strategy focuses on liquidity and highly liquid securities, considering their investment and the current market environment.
OFG’s loan portfolio is comprised of commercial loans secured by real estate, other commercial and industrial loans, US commercial loans, residential mortgage loans, consumer loans, and auto loans. At December 31, 2023, OFG’s net loan portfolio increased by $678.4 million or 10.1% reflecting increases in commercial, auto and consumer loans, partially offset by a decrease in residential mortgage loans.
Financial Assets Managed
At December 31, 2023, OFG’s financial assets include those managed by OFG’s trust division and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages Keogh retirement plans and custodian and corporate trust accounts. At December 31, 2023 and 2022, the total assets managed by OFG’s trust division amounted to $2.512 billion and $2.335 billion, respectively. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2023, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.446 billion, compared to $2.172 billion at December 31, 2022. Changes in trust and broker-dealer related assets also reflect changes in portfolio balances and differences in market value resulting from the increase in interest rates.
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
As of both December 31, 2023 and 2022, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $100 thousand to the wealth management segment. Please refer to “Note 11 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	December 31,		Variance %
	2023	2022
	(In thousands)
Investments:
FNMA and FHLMC certificates	$1,730,655	$1,105,551	56.5%
US Treasury securities	496,113	506,768	-2.1%
GNMA certificates	376,294	319,534	17.8%
Equity securities	38,469	23,667	62.5%
CMOs issued by US government-sponsored agencies	9,610	14,851	-35.3%
Other debt securities	35,616	1,142	3,018.7%
Trading securities	13	9	44.4%
Total investments	2,686,770	1,971,522	36.3%
Loans, net	7,401,618	6,723,236	10.1%
Total investments and loans	10,088,388	8,694,758	16.0%
Other assets:
Cash and due from banks (including restricted cash)	743,550	546,303	36.1%
Money market investments	4,623	4,161	11.1%
Foreclosed real estate	10,780	11,214	-3.9%
Accrued interest receivable	71,400	62,402	14.4%
Deferred tax asset, net	4,923	55,485	-91.1%
Premises and equipment, net	104,102	106,820	-2.5%
Servicing assets	49,520	50,921	-2.8%
Goodwill	84,241	84,241	0.0%
Other intangible assets	20,694	27,593	-25.0%
Operating lease right-of-use assets	21,725	25,363	-14.3%
Other assets and customers' liability on acceptances	140,507	149,519	-6.0%
Total other assets	1,256,065	1,124,022	11.7%
Total assets	$11,344,453	$9,818,780	15.5%
Investment portfolio composition:
FNMA and FHLMC certificates	64.4%	56.0%
US Treasury securities	18.5%	25.7%
GNMA certificates	14.0%	16.2%
Equity securities	1.4%	1.2%
CMOs issued by US government-sponsored agencies	0.4%	0.8%
Other debt securities and trading securities	1.3%	0.1%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	December 31,		Variance %
	2023	2022
	(In thousands)
Loans held for investment:
Commercial loans	$3,076,903	$2,629,929	17.0%
Mortgage loans	1,562,609	1,704,221	(8.3)%
Consumer loans	620,446	537,257	15.5%
Auto loans	2,274,421	1,963,915	15.8%
	7,534,379	6,835,322	10.2%
Allowance for credit losses	(161,106)	(152,673)	5.5%
Total loans held for investment	7,373,273	6,682,649	10.3%
Mortgage loans held for sale	—	19,499	(100.0)%
Other loans held for sale	28,345	21,088	34.4%
Total loans, net	$7,401,618	$6,723,236	10.1%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $7.402 billion at December 31, 2023, a 10.1% increase when compared to $6.723 billion at December 31, 2022. The composition and trends of OFG’s loans held-for-investment portfolio were as follows:
•Commercial loan portfolio amounted to $3.077 billion (40.8% of the gross loan portfolio) compared to $2.630 billion (38.5% of the gross loan portfolio) at December 31, 2022. Commercial loans secured by non-owner occupied commercial real estate amounted to $744.6 million and $605.5 million at December 31, 2023 and December 31, 2022, respectively, which represented 9.9% and 8.9% of our total loan portfolio held for investment. US commercial loans amounted to $755.2 million and $642.1 million at December 31, 2023 and 2022, respectively, which represented 10.0% and 9.4% of our total loan portfolio held for investment. Commercial loan production increased 12%, or $118.0 million, to $1,108.3 million in 2023 from $990.3 million in 2022.
•Mortgage loan portfolio amounted to $1.563 billion (20.7% of the gross loan portfolio) compared to $1.704 billion (24.9% of the gross originated loan portfolio) at December 31, 2022. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $19.4 million and $32.6 million at December 31, 2023 and 2022, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability. Mortgage loan production totaled $133.0 million in 2023 which represents a decrease of 34% from $200.9 million in 2022.
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
•Consumer loan portfolio amounted to $620.4 million (8.2% of the gross loan portfolio) compared to $537.3 million (7.9% of the gross loan portfolio) at December 31, 2022. Consumer loan production decreased 6% to $313.6 million in 2023 from $334.2 million in 2022.
•Auto loans portfolio amounted to $2.274 billion (30.3% of the gross loan portfolio) compared to $1.964 billion (28.7% of the gross originated loan portfolio) at December 31, 2022. Auto loans production increased by 13%, or $107.1 million to $919.7 million in 2023 from $812.6 million in 2022.

The following table presents the loans held for investment portfolio as of December 31, 2023 by maturities and interest rates:

TABLE 7 - MATURITY DISTRIBUTION OF LOANS HELD FOR INVESTMENT
	Balance Outstanding at December 31, 2023	Maturities
		One Year or Less	After One to Five Years		After Five Years To 15 Years		After 15 Years
			Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
	(In thousands)
Non-PCD
Mortgage loans	$629,244	$19,367	$11,008	$247	$201,736	$1,085	$384,210	$11,591
Commercial loans	2,941,459	788,058	690,681	798,142	396,458	207,415	36,335	24,370
Consumer loans	619,894	64,166	279,440	—	245,876	—	30,412	—
Auto loans	2,272,530	56,618	1,033,239	—	1,182,673	—	—	—
Total	$6,463,127	$928,209	$2,014,368	$798,389	$2,026,743	$208,500	$450,957	$35,961
PCD
Mortgage loans	$933,365	$1,028	$12,982	$291	$460,375	$594	$445,418	$12,677
Commercial loans	135,444	69,249	50,093	3,506	1,603	10,914	79	—
Consumer loans	552	294	—	—	—	—	258	—
Auto loans	1,891	857	962	—	72	—	—	—
Total	$1,071,252	$71,428	$64,037	$3,797	$462,050	$11,508	$445,755	$12,677

Total loans	$7,534,379	$999,637	$2,078,405	$802,186	$2,488,793	$220,008	$896,712	$48,638

The following table includes the maturities of OFG’s lending exposure to the Puerto Rico government amounting to $68.6 million, which is limited solely to loans to municipalities secured by ad valorem property taxes, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $1,616.3 million at December 31, 2023.

TABLE 8 - PUERTO RICO GOVERNMENT RELATED LOANS

December 31, 2023
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$68,557	$—	$2,030	$66,527
At December 31, 2023, OFG has $68.6 million of direct credit exposure to the Puerto Rico government, a $5.1 million decrease from $73.7 million in December 31, 2022.
Allowance for Credit Losses (“ACL”)
OFG measures its ACL based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets. Tables 9 through 12 set forth an analysis of activity in the ACL and present selected credit loss statistics for 2023 and 2022 and as of December 31, 2023 and 2022. In addition, Table 6 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this annual report on Form 10-K and “Note 6 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and ACL.

Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 13 and 15). At December 31, 2023, OFG had $79.4 million of non-accrual loans held for investment, including $6.7 million PCD loans, compared to $89.6 million at December 31, 2022, reflecting decreases of $0.6 million and $9.1 million in auto and mortgage loan portfolios, respectively. At December 31, 2023 and 2022, total commercial non-accrual loans excluded $6.4 million and $16.4 million, respectively, of non-accrual commercial loans held for sale.
At December 31, 2022, loans whose terms have been extended and which were classified as Troubled Debt Restructurings (TDR’s) that were not included in non-accrual loans amounted to $145.2 million as they were performing under their modified terms. On January 1, 2023, OFG adopted ASU 2022-02 related to the elimination of the recognition and measurement of TDRs and the enhancement of disclosures for loan restructurings for borrowers experiencing financial difficulty using the prospective transition method. Loans that were restructured in a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical TDR accounting until the relevant loans are paid off, liquidated or subsequently modified.
Delinquent residential mortgage loans insured or guaranteed under applicable Federal Housing Administration (“FHA”) and United States Department of Veterans Affairs (“VA”) programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of December 31, 2023 and 2022, the outstanding balance of these residential mortgage loans was $5.8 million and $10.3 million, respectively.
At December 31, 2023, OFG’s non-performing assets decreased by 13.6% to $100.0 million (0.88% total assets) from $115.7 million (1.18% of total assets) at December 31, 2022.
Foreclosed real estate decreased from $11.2 million at December 31, 2022 to $10.8 million at December 31, 2023 and other repossessed assets decreased from $4.6 million at December 31, 2022 to $4.0 million at December 31, 2023, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At December 31, 2023, the allowance coverage ratio to non-performing loans was 189.1% (152.9% at December 31, 2022).
Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, for PCD loans the determination of nonaccrual or accrual status is made at the pool level, not the individual loan level. The ACL was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount which will be amortized interest income over the remaining life of the pool. On a quarterly basis, management will monitor the composition and behavior of the pools to assess the ability for cash flow estimation and timing. If based on the analysis performed the pool is classified as non-accrual, the accretion/amortization of the non-credit (discount) premium will cease.
The following items comprise non-performing loans held for investment, including Non-PCD and PCDs:
Commercial loans - At December 31, 2023, OFG’s non-performing commercial loans amounted to $42.5 million (49.9% of OFG’s non-performing loans), a 1.9% decrease from $43.4 million at December 31, 2022 (43.4% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At December 31, 2023, OFG’s non-performing mortgage loans totaled $20.3 million (23.8% of OFG’s non-performing loans), a 40.0% decrease from $33.8 million (33.8% of OFG’s non-performing loans) at December 31, 2022. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At December 31, 2023, OFG’s non-performing consumer loans amounted to $3.4 million (4.0% of OFG’s non-performing loans), a 7.9% increase from $3.1 million at December 31, 2022 (3.1% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto loans - At December 31, 2023, OFG’s non-performing auto loans amounted to $19.1 million (22.3% of OFG’s total non-performing loans), a decrease of 2.8% from $19.6 million at December 31, 2022 (19.7% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
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

TABLE 9 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	December 31,		Variance %
	2023	2022
	(In thousands)
ACL:
Non-PCD
Commercial loans	$44,041	$39,158	12.5%
Mortgage loans	7,998	9,571	-16.4%
Consumer loans	27,086	23,264	16.4%
Auto loans	73,485	69,848	5.2%
Total ACL	$152,610	$141,841	7.6%

PCD
Commercial loans	$1,113	$1,388	-19.8%
Mortgage loans	7,351	9,359	-21.5%
Consumer loans	7	14	-50.0%
Auto loans	25	71	-64.8%
Total ACL	$8,496	$10,832	-21.6%

ACL summary
Commercial loans	$45,154	$40,546	11.4%
Mortgage loans	15,349	18,930	-18.9%
Consumer loans	27,093	23,278	16.4%
Auto loans	73,510	69,919	5.1%
Total ACL	$161,106	$152,673	5.5%

ACL composition:
Commercial loans	28.0%	26.6%
Mortgage loans	9.5%	12.4%
Consumer loans	16.8%	15.2%
Auto loans	45.7%	45.8%
	100.0%	100.0%

ACL coverage ratio at end of year:
Commercial loans	1.5%	1.5%	(4.5)%
Mortgage loans	1.0%	1.1%	(11.7)%
Consumer loans	4.4%	4.3%	0.9%
Auto loans	3.2%	3.6%	(9.3)%
	2.1%	2.2%	(4.0)%

ACL coverage ratio to non-performing loans:
Commercial loans	106.2%	93.5%	13.6%
Mortgage loans	75.8%	56.1%	35.2%
Consumer loans	802.5%	744.2%	7.8%
Auto loans	385.8%	356.5%	8.2%
	189.1%	152.9%	23.7%

TABLE 10 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2023		2022
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
Commercial loans	$45,154	40.8%	$40,546	38.5%
Mortgage loans	15,349	20.7%	18,930	24.9%
Consumer loans	27,093	8.2%	23,278	7.9%
Auto loans	73,510	30.3%	69,919	28.7%
Total	$161,106	100.0%	$152,673	100.0%
[1] Total loans in this table refers to total loans held for investment.
TABLE 11 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Year Ended December 31,
	2023	2022	Variance %
	(Dollars in thousands)
Balance at beginning of year	$152,673	$155,937	-2.1%
Provision for credit losses	60,277	24,408	147.0%
Charge-offs	(86,271)	(63,774)	35.3%
Recoveries	34,427	36,102	-4.6%
Balance at end of year	$161,106	$152,673	5.5%

TABLE 12 — NET CREDIT LOSSES STATISTICS ON LOANS

	Year Ended December 31,
	2023	2022	Variance %
	(Dollars in thousands)
Non-PCD:
Mortgage loans
Charge-offs	$(759)	$(284)	167.3%
Recoveries	1,217	3,314	-63.3%
Total	458	3,030	-84.9%
Commercial loans
Charge-offs	(14,191)	(13,380)	6.1%
Recoveries	874	1,200	-27.2%
Total	(13,317)	(12,180)	9.3%
Consumer loans
Charge-offs	(23,655)	(15,198)	55.6%
Recoveries	4,175	3,237	29.0%
Total	(19,480)	(11,961)	62.9%
Auto loans
Charge-offs	(43,764)	(32,662)	34.0%
Recoveries	25,107	21,131	18.8%
Total	(18,657)	(11,531)	61.8%

PCD:
Mortgage loans
Charge-offs	$(317)	$(1,695)	(81.3)%
Recoveries	698	2,665	(73.8)%
Total	381	970	(60.7)%
Commercial loans
Charge-offs	(2,794)	(69)	3,949.3%
Recoveries	1,618	3,804	(57.5)%
Total	(1,176)	3,735	(131.5)%
Consumer loans
Charge-offs	(621)	(176)	252.8%
Recoveries	96	94	2.1%
Total	(525)	(82)	540.2%
Auto loans
Charge-offs	(170)	(310)	(45.2)%
Recoveries	642	657	(2.3)%
Total	472	347	36.0%

Total charge-offs	(86,271)	(63,774)	35.3%
Total recoveries	34,427	36,102	(4.6)%
Net credit losses	$(51,844)	$(27,672)	87.4%

TABLE 12 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Year Ended December 31,
	2023	2022	Variance %
	(Dollars in thousands)
Net credit losses (recoveries) to average loans outstanding:
Mortgage loans	(0.05)%	(0.22)%	76.60%
Commercial loans	0.52%	0.33%	56.9%
Consumer	3.25%	2.33%	39.5%
Auto loans	0.86%	0.62%	38.8%
Total	0.73%	0.42%	75.2%
Recoveries to charge-offs	39.91%	56.61%	-29.5%
Average Loans Held for Investment
Mortgage loans	$1,601,946	$1,787,476	-10.4%
Commercial loans	2,777,241	2,538,720	9.4%
Consumer loans	615,629	516,883	19.1%
Auto loans	2,126,360	1,814,681	17.2%
Total	$7,121,176	$6,657,760	7.0%
Net charge-offs for 2023 amounted to $51.8 million, increasing by $24.2 million, when compared to $27.7 million in 2022.
Net charge-offs variances were as follows:
Residential mortgage loans net recoveries amounted to $839 thousand in 2023, decreasing by $3.2 million when compared to net recoveries of $4.0 million in 2022.
Commercial loans net charge-offs for 2023 amounted to $14.5 million, increasing by $6.0 million, when compared to net charge-offs of $8.4 million in 2022. The charge-offs for the 2023 included $11.5 million charge-offs recognized on three US commercial loan relationships, a $2.1 million charge-off recognized on a PCD commercial loan, and $906 thousand charge-offs for a small portfolio of non-performing small business commercial loans that were sold during the period.

Consumer loans net charge-offs for 2023 amounted to $20.0 million, increasing by $8.0 million, when compared to $12.0 million in 2022. Auto loans net charge-offs for 2023 amounted to $18.2 million, increasing by $7.0 million, when compared to $11.2 million in 2022. With Covid-19 cash stimulus fading away, OFG has increased net charge-offs in auto and consumer loan portfolios.

TABLE 13 — NON-PERFORMING ASSETS

	December 31,		Variance %
	2023	2022
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$72,725	$80,412	-9.6%
Accruing loans	5,810	10,273	-43.4%
Total	$78,535	$90,685	-13.4%
PCD	6,674	9,186	-27.3%
Total non-performing loans	$85,209	$99,871	-14.7%
Foreclosed real estate	10,780	11,214	-3.9%
Other repossessed assets	4,032	4,617	-12.7%
	$100,021	$115,702	-13.6%

Non-performing assets to total assets	0.88%	1.18%	-25.4%
Non-performing assets to total capital	8.38%	11.10%	-24.5%
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

TABLE 14 — NON-ACCRUAL LOANS

	December 31,		Variance %
	2023	2022
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial loans	$36,096	$34,432	4.8%
Mortgage loans	14,197	23,241	-38.9%
Consumer loans	3,376	3,128	7.9%
Auto loans	19,056	19,613	-2.8%
Total	$72,725	$80,414	-9.6%
PCD
Commercial loans	$6,424	$8,927	-28.0%
Mortgage loans	250	259	-3.5%
Total	$6,674	$9,186	-27.3%
Total non-accrual loans	$79,399	$89,600	-11.4%
Non-accruals loans composition percentages:
Commercial loans	53.6%	48.4%
Mortgage loans	18.2%	26.2%
Consumer loans	4.3%	3.5%
Auto loans	23.9%	21.9%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.05%	1.31%	-19.85%
Allowance for credit losses to non-accrual loans	202.91%	170.39%	19.09%

	Year Ended December 31,
	2023	2022
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$941	$1,190

TABLE 15 - NON-PERFORMING LOANS

	December 31,		Variance %
	2023	2022
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial loans	$36,096	$34,432	4.8%
Mortgage loans	20,007	33,512	-40.3%
Consumer loans	3,376	3,128	7.9%
Auto loans	19,056	19,613	-2.8%
Total	$78,535	$90,685	-13.4%
PCD
Commercial loans	$6,424	$8,927	-28.0%
Mortgage loans	250	259	-3.5%
Total	$6,674	$9,186	-27.3%
Total non-performing loans	$85,209	$99,871	-14.7%
Non-performing loans composition percentages:
Commercial loans	49.90%	43.40%
Mortgage loans	23.80%	33.80%
Consumer loans	4.00%	3.10%
Auto loans	22.30%	19.70%
	100.00%	100.00%
Non-performing loans to:
Total loans held for investment gross	1.13%	1.46%	-22.6%
Total assets	0.75%	1.02%	-26.5%
Total capital	7.14%	9.58%	-25.5%
Non-performing loans with partial charge-offs to:
Total loans held for investment gross	0.29%	0.40%	-27.5%
Non-performing loans	25.63%	27.27%	-6.0%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	75.14%	99.57%	-24.5%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	254.24%	210.18%	21.0%

TABLE 16 - LIABILITIES SUMMARY AND COMPOSITION

	December 31,		Variance %
	2023	2022
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,537,431	$2,630,458	-3.5%
NOW accounts	3,512,887	2,546,245	38.0%
Savings accounts	2,088,091	2,227,963	-6.3%
Time deposits	1,620,688	1,162,959	39.4%
Total deposits	9,759,097	8,567,625	13.91%
Accrued interest payable	3,072	739	315.7%
Total deposits and accrued interest payable	9,762,169	8,568,364	13.93%
Borrowings:
Advances from FHLB	200,768	26,716	651.5%
Other borrowings	2	318	-99.4%
Total borrowings	200,770	27,034	642.7%
Total deposits and borrowings	9,962,939	8,595,398	15.9%
Other Liabilities:
Acceptances outstanding	25,576	28,607	-10.6%
Lease liability	24,029	27,370	-12.2%
Deferred tax liability, net	22,444	—	100.0%
Other liabilities	115,985	124,999	-7.2%
Total liabilities	$10,150,973	$8,776,374	15.7%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	26.0%	30.7%
NOW accounts	36.0%	29.7%
Savings accounts	21.4%	26.0%
Time deposits	16.6%	13.6%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	100.0%	98.8%
Other borrowings	—%	1.2%
	100.0%	100.0%
Liabilities and Funding Sources
As shown in Table 15 above, at December 31, 2023, OFG’s total liabilities were $10.151 billion, 15.7% higher than the $8.776 billion reported at December 31, 2022. Deposits and borrowings, OFG’s funding sources, amounted to $9.963 billion at December 31, 2023 compared to $8.595 billion at December 31, 2022.
Deposits, excluding accrued interest payable, increased by $1.191 billion reflecting an increase in demand deposits of $733.7 million, brokered deposits of $150.8 million and time deposits of $309.2 million, offset by a decrease in savings and money market accounts of $139.9 million. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an inflow of liquidity. At December 31, 2023 and 2022, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.616 billion and $284.2 million, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.645 billion and $367.3 million at December 31, 2023 and 2022, respectively.

As of December 31, 2023, borrowings consist mainly of FHLB advances, which increased to $200.8 million, representing an increase of $174.1 million, when compared to $26.7 million at December 31, 2022. The increase in borrowings reflects a new two-year FHLB advance amounting to $200.0 million during the period as part of OFG’s asset liability management strategies.
Stockholders’ Equity
At December 31, 2023, OFG’s total stockholders’ equity was $1.193 billion, a 14.5% increase when compared to $1.042 billion at December 31, 2022. This increase reflects an increase in retained earnings of $123.0 million and legal surplus of $17.1 million, mainly due to $181.9 million in net income, partially offset by $41.9 million in common stock dividends, and a decrease in accumulated other comprehensive loss, net of tax, of $26.4 million from favorable market value adjustments on available-for-sale investment securities during 2023. These variances were partially offset by $17.2 million from treasury stock as a result of repurchases of common stock in the aggregate amount of $18.7 million in connection with the $100 million stock buyback program announced in 2022.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the FRB and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of December 31, 2023, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
On January 1, 2020, OFG implemented CECL using the modified retrospective approach, with an impact to capital of $25.5 million, net of its corresponding deferred tax effect. On March 27, 2020, in response to the Covid-19 pandemic, U.S. banking regulators issued an interim final rule that OFG adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). During the two-year delay, OFG added back to common equity tier 1 (“CET1”) capital 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the ACL (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL are being phased out of CET1 capital over a three-year period.
The risk-based capital ratios presented in Table 16 include common equity tier 1, tier 1 capital, total capital and leverage capital as of December 31, 2023 and 2022 and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at December 31, 2023 and 2022:
TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	December 31,		Variance
	2023	2022	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,193,480	$1,042,406	14.5%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.12%	13.64%	3.5%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$1,174,205	1,037,385	13.2%
Minimum common equity tier 1 capital required	$374,301	342,246	9.4%
Minimum capital conservation buffer required (2.5%)	$207,945	190,137	9.4%
Excess over regulatory requirement	$591,959	505,002	17.2%
Risk-weighted assets	$8,317,802	7,605,466	9.4%
Tier 1 risk-based capital ratio	14.12%	13.64%	3.5%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$1,174,205	$1,037,385	13.2%
Minimum tier 1 risk-based capital required	$499,068	$456,328	9.4%
Minimum capital conservation buffer required (2.5%)	$207,945	190,137	9.4%
Excess over regulatory requirement	$467,192	$390,920	19.5%
Risk-weighted assets	$8,317,802	$7,605,466	9.4%
Total risk-based capital ratio	15.37%	14.89%	3.2%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,278,537	$1,132,658	12.9%
Minimum total risk-based capital required	$665,424	$608,437	9.4%
Minimum capital conservation buffer required (2.5%)	$207,945	190,137	9.4%
Excess over regulatory requirement	$405,168	$334,084	21.3%
Risk-weighted assets	$8,317,802	$7,605,466	9.4%
Leverage capital ratio	11.03%	10.36%	6.5%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$1,174,205	$1,037,385	13.2%
Minimum tier 1 capital required	$425,911	$400,445	6.4%
Excess over regulatory requirement	$748,294	$636,940	17.5%
Tangible common equity to total assets	9.60%	9.48%	1.3%
Tangible common equity to risk-weighted assets	13.09%	12.24%	6.9%
Total equity to total assets	10.52%	10.62%	-0.9%
Total equity to risk-weighted assets	14.35%	13.71%	4.7%
Stock data:
Outstanding common shares	47,065,156	47,581,375	(1.1)%
Book value per common share	$25.36	$21.91	15.7%
Tangible book value per common share	$23.13	$19.56	18.3%
Market price at end of period	$37.48	$27.56	36.0%
Market capitalization at end of period	$1,764,002	$1,311,343	34.5%

From December 31, 2022 to December 31, 2023, leverage capital ratio increased from 10.36% to 11.03%, tier 1 risk-based capital ratio and common equity tier 1 capital ratio increased from 13.64% to 14.12%, total risk-based capital ratio increased from 14.89% to 15.37%, and tangible common equity to tangible total assets increased from 9.59% to 9.68%. The increases in capital ratios reflected an increase in retained earnings from net income, net of dividends and stock repurchases, partially offset by an increase in risk-weighted assets of $712.3 million. Risk-weighted assets increased mainly from an increase in loans.

	December 31,		Variance
	2023	2022	%
	(Dollars in thousands)
Common dividend data:
Cash dividends declared	$41,853	$33,593	24.6%
Cash dividends declared per share	$0.88	$0.70	25.7%
Payout ratio	22.98%	20.35%	12.9%
Dividend yield	2.35%	2.54%	(7.5)%
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,193,480	$1,042,406
Goodwill	(84,241)	(84,241)
Other intangible assets	(20,694)	(27,593)
Total tangible common equity (non-GAAP)	$1,088,545	$930,572
Total assets	$11,344,453	9,818,780
Goodwill	(84,241)	(84,241)
Core deposit intangible	(15,848)	(21,131)
Customer relationship intangible	(4,846)	(6,462)
Total tangible assets	$11,239,518	$9,706,946
Tangible common equity to tangible assets	9.68%	9.59%
Common shares outstanding at end of period	47,065,156	47,581,375
Tangible book value per common share	$23.13	$19.56
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

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	December 31,		Variance
	2023	2022	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,174,205	$1,037,385	13.2%
Tier 1 capital	1,174,205	1,037,385	13.2%
Additional Tier 2 capital	104,332	95,273	9.5%
Total risk-based capital	$1,278,537	$1,132,658	12.9%
Risk-weighted assets:
Balance sheet items	$7,768,828	$6,976,335	11.4%
Off-balance sheet items	548,974	629,131	(12.7)%
Total risk-weighted assets	$8,317,802	$7,605,466	9.4%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	14.12%	13.64%	3.5%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.12%	13.64%	3.5%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.37%	14.89%	3.2%
Leverage ratio (minimum required - 4%)	11.03%	10.36%	6.5%
The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2023 and 2022:

	December 31,		Variance
	2023	2022	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.01%	12.36%	5.26%
Actual common equity tier 1 capital	$1,075,487	$933,494	15.2%
Minimum capital requirement (4.5%)	$371,913	$339,910	9.4%
Minimum capital conservation buffer requirement (2.5%)	$206,618	$188,839	9.4%
Minimum to be well capitalized (6.5%)	$537,208	$490,981	9.4%
Tier 1 Capital to Risk-Weighted Assets	13.01%	12.36%	5.3%
Actual tier 1 risk-based capital	$1,075,487	$933,494	15.2%
Minimum capital requirement (6%)	$495,884	$453,214	9.4%
Minimum capital conservation buffer requirement (2.5%)	$206,618	$188,839	9.4%
Minimum to be well capitalized (8%)	$661,179	$604,285	9.4%
Total Capital to Risk-Weighted Assets	14.27%	13.61%	4.8%
Actual total risk-based capital	$1,179,164	$1,028,126	14.7%
Minimum capital requirement (8%)	$661,179	$604,285	9.4%
Minimum capital conservation buffer requirement (2.5%)	$206,618	$188,839	9.4%
Minimum to be well capitalized (10%)	$826,474	$755,356	9.4%
Total Tier 1 Capital to Average Total Assets	10.20%	9.42%	8.3%
Actual tier 1 capital	$1,075,487	$933,494	15.2%
Minimum capital requirement (4%)	$421,660	$396,525	6.3%
Minimum to be well capitalized (5%)	$527,075	$495,656	6.3%

OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At December 31, 2023 and 2022, OFG’s market capitalization for its outstanding common stock was $1.764 billion ($37.48 per share) and $1.311 billion ($27.56 per share), respectively.
The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2023
December 31, 2023	$38.29	$28.67	$0.22
September 30, 2023	$33.82	$26.14	$0.22
June 30, 2023	$27.80	$22.80	$0.22
March 31, 2023	$30.42	$24.37	$0.22
2022
December 31, 2022	$28.90	$25.50	$0.20
September 30, 2022	$29.45	$24.66	$0.20
June 30, 2022	$29.22	$25.40	$0.15
March 31, 2022	$30.54	$26.21	$0.15
2021
December 31, 2021	$27.33	$23.84	$0.12
September 30, 2021	$25.66	$20.04	$0.12
June 30, 2021	$25.14	$21.61	$0.08
March 31, 2021	$22.93	$16.48	$0.08

In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program for the purchase of up to $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During 2023, OFG repurchased 743,699 shares for a total of $18.7 million at an average price of $25.08 per share. During 2022, OFG repurchased 2,351,868 shares for a total of $64.1 million, at an average price of $27.26 per share. During 2021, OFG repurchased 2,052,429 shares under the $50.0 million repurchase program approved at that time for a total of $49.9 million, at an average price of $24.29 per share. OFG did not repurchase any shares of its common stock during 2023, 2022 and 2021, other than through its publicly announced stock repurchase program.
At December 31, 2023 the number of shares that may yet be purchased under the $100 million stock buyback program is estimated at 459,898 and was calculated by dividing the remaining balance of $17.2 million by $37.48 (closing price of OFG’s common stock at December 31, 2023).

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
All aspects of OFG’s business activities are susceptible to risk. Consequently, risk identification and monitoring are essential to risk management. As discussed in greater detail below, OFG’s primary risk exposures include market, interest rate, credit, liquidity, operational and concentration risks.
Market Risk

Market risk is the risk to earnings or capital arising from adverse movements of interest rate or prices. OFG evaluates market risk together with interest rate risk. OFG’s financial results and capital levels are constantly exposed to market risk. The Board and management are primarily responsible for ensuring that the market risk assumed by OFG complies with the guidelines established by policies approved by the Board. The Board has delegated the management of this risk to ALT which is composed of certain executive officers from the risk management, treasury and finance areas. One of ALT’s primary goals is to ensure that the market risk assumed by OFG is within the parameters established in such policies.

In March 2023, the market reacted with volatility as a result of the collapse of three large US regional banks, which became the biggest bank failures since 2008, after they experienced a run on deposits mainly driven by a significant decrease in the value of their investments. Market reactions to recession concerns and inflationary pressure, combined with aggressive interest rate increases as part of the FRB’s efforts to control inflation during 2022 and 2023, had a significant impact on bond prices, including those guaranteed by the US government or by a US government-sponsored entity. Nevertheless, we believe that OFG has strong capital and liquidity levels that facilitate holding securities until the recovery of their amortized cost basis. We also believe that our market risk management practices have allowed us to effectively manage the market volatility over time and remained strong under these conditions. After the events triggered by such bank failures, our customer deposits base has increased. Total core deposits at December 31, 2023 amounted to $9.600 billion compared to $8.557 billion at December 31, 2022. The FDIC covers up to $250,000 per account owner by ownership category for retail and commercial deposit accounts. This coverage extends to both principal and accrued interest while the account balance remains within the limits. At December 31, 2023 and 2022, the aggregate amount of our uninsured deposits was $4.885 billion and $3.498 billion, respectively. We have $1.618 billion of deposits from the Puerto Rico government, its instrumentalities and municipalities, which represents 17% of our total deposits as of December 31, 2023, mainly from a $1.2 billion deposit received in mid-December, as we continue to build and strengthen our customer relationships. These public funds are collateralized with securities and commercial loans amounting to $1.645 billion and $367.3 million at December 31, 2023 and 2022, respectively. The amount of these deposits may fluctuate depending on the financial condition and liquidity of these entities, as well as on our ability to maintain these customer relationships. We believe that our clients are confident in the resiliency and strong position of the Bank.

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
The following table presents the results of the simulations for the most likely scenarios at December 31, 2023. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$7,401	1.25%	$3,789	0.64%
+ 100 Basis points	$14,825	2.50%	$7,699	1.30%
+ 200 Basis points	$29,695	5.01%	$15,466	2.61%
- 50 Basis points	$(8,357)	-1.41%	$(4,213)	-0.71%
'-100 Basis points	$(16,665)	-2.81%	$(8,204)	-1.38%
'-200 Basis points	$(32,089)	-5.41%	$(17,044)	-2.87%
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

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed, in the past, certain transactions which included extending the maturity and the re-pricing frequency of the liabilities to longer terms and using hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings. In the past, OFG has also incorporated the use of derivative instruments to minimize significant unplanned fluctuations in earnings that were caused by interest rate volatility. OFG’s goal was to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin was not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciated or depreciated in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings was expected to be substantially offset by OFG’s gains and losses on the derivative instruments that were linked to the forecasted cash flows of these hedged assets and liabilities. OFG considered the strategic use of derivatives to be a prudent method of managing interest-rate sensitivity as it reduced the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. At December 31, 2023, OFG did not have derivative instruments.

During 2023, OFG redeployed its high cash levels and maturing treasury positions into longer-term mortgage-backed securities. These moves position OFG’s balance sheet better for the expected lower interest rate environment in the second half of 2024.

In July 2017, the Chief Executive of the Financial Conduct Authority (“FCA”) of the United Kingdom announced that the FCA intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. However, the administrator of LIBOR extended the publication of the most commonly used U.S. Dollar LIBOR settings until June 30, 2023 and ceased publishing other LIBOR settings since December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. Dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act of 2022, which provides for a statutory transition to a replacement rate selected by the FRB based on the Secured Overnight Financing Rate (“SOFR”) for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the FRB adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that replaced LIBOR in certain financial contracts after June 30, 2023. As of December 31, 2023, OFG has transitioned all of its financial instruments to an alternative benchmark rate by adopting the SOFR alternatives and other credit sensitive alternative reference rates.
Credit Risk
Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for OFG is its lending activities. In Puerto Rico, OFG’s principal market, we believe that recent macroeconomic conditions continue to show strength. However, as demonstrated by Hurricane Fiona in September 2022, the January 2020 earthquakes and Hurricanes Irma and Maria in 2017, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. The effects of climate change may further increase the risk of natural disasters in the future and the correlative risk that the physical impact of such events could adversely affect our customers, operations, and business. Moreover, the Puerto Rico government’s fiscal challenges and Puerto Rico’s unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing OFG’s loans may suffer significant damages.
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
OFG’s executive Credit Risk Team, composed of its Chief Risk Officer, Chief Credit Officer and other senior executives, has primary responsibility for setting strategies to achieve OFG’s credit risk goals and objectives. Those goals and objectives are set forth in OFG’s Credit Policy as approved by the Board.
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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an isolated inflow of liquidity resulting in a total of $1.618 billion deposits from the Puerto Rico government and its instrumentalities as of December 31, 2023. OFG is not relying on this deposit as part its long-term funding management strategies, even though these funds could remain in the Bank for a longer period. Deposit volumes as well as the customer deposit base, excluding the Puerto Rico government deposit mentioned above, have remained stable. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and subordinated notes, but depending on its assets and liabilities management strategies, it could use them in the future. In 2023, OFG received a $200.0 million 2-year FHLB advance with a weighted average interest rate of 4.52%, and as of December 31, 2023, had $162.2 million in brokered deposits. Most of the brokered deposits at December 31, 2023 will mature early in the first quarter of 2024. The interim increase in wholesale funding during 2023 reflected asset and liability management strategies that involved a short-term need of increased liquidity. OFG expects to continue using excess deposits to reduce wholesale funding. In addition, approximately $500 million US Treasury securities will mature during the first semester of 2024, which will provide additional funds.
In the ordinary course of OFG’s operations, it has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, decreased to $1.256 billion at December 31, 2023 ($111.4 million with maturity of one year or less and $1.144 billion with maturity over one year) compared to $1.403 billion at December 31, 2022 ($214.7 million with maturity of one year or less and $1.188 billion with maturity over one year), and standby letters of credit provided to customers amounted to $24.0 million and $24.7 million at December 31, 2023 and 2022, respectively. Loans sold with recourse at December 31, 2023 and 2022 amounted to $98.7 million and $110.9 million, respectively.
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
At December 31, 2023 and 2022, OFG maintained other non-credit commitments amounting to $18.9 million and $21.5 million, respectively, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are integrated at our long term financial plan and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At December 31, 2023 and 2022, OFG had commitments for capital expenditures in technology amounting to $7.8 million and $8.6 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
OFG expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. Our liquidity risk management practices have allowed us to effectively manage the market volatility in the past, as with the Covid-19 pandemic, and in the present, with the recent disruption in the banking industry with the high-profile bank failures during the first half of 2023. Liquidity has grown from the federal stimulus programs Puerto Rico has received following Hurricane Maria in 2017, the January 2020 earthquakes, the Covid-19 pandemic, and Hurricane Fiona in 2022. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from inflation, recent geopolitical events, and increasing recessionary risk in the US, we continue monitoring our liquidity position, specifically cash on hand to meet customer demands.
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
As of December 31, 2023, OFG had approximately $748.2 million in unrestricted cash and cash equivalents, $1.024 billion in investment securities that are not pledged as collateral, $446.0 million in borrowing capacity at the FHLB and a secured line of credit through the FRB discount window with $1.240 billion in loans pledged (borrowing capacity $770.0 million). Also starting with the first quarter 2023, the Bank is eligible to borrow from the FRB's Bank Term Funding Program (“BTFP”), which provides additional contingent liquidity through the pledge of certain qualifying securities and other assets. The BTFP is a one-year program ending on March 11, 2024 and OFG can borrow any time during the term and can repay the obligation at any time without penalty. The Bank pledged $48.1 million of investment securities under the program even though it does not expect to use it. At December 31, 2023, the Bank had $419 million in securities not pledged that qualified for the BTFP.
Operational Risk
Operational risk is the risk of loss from inadequate or failed internal processes, personnel and systems or from external events. All functions, products and services of OFG are susceptible to operational risk.
OFG faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products and services. Coupled with external influences such as the risk of natural disasters, market conditions, security risks, and legal risks, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, OFG has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these policies and procedures is to provide reasonable assurance that OFG’s business operations are functioning within established limits. OFG also maintains a cybersecurity risk management framework in place to assess, identify and manage risks from cybersecurity threats. Refer to “Item 1C. Cybersecurity” in this annual report on Form 10-K for furthers discussion on OFG’s cybersecurity risk management framework.
OFG classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, OFG has specialized groups, such as Information Security, Enterprise Risk Management, Legal and Corporate Compliance, Information Technology, and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed by the executive Risk and Compliance Team and the executive Consumer Compliance Team. OFG also has a Business Continuity Plan to address situations where its capacity to perform critical functions is affected. Under such circumstances, a Crisis Management Team is activated to restore such critical functions within established timeframes.
OFG is subject to extensive United States federal and Puerto Rico regulations, and OFG has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. OFG has a corporate compliance function headed by the General Counsel who reports to the Chief Executive Officer and supervises the BSA Officer and Regulatory Compliance Officer. The General Counsel is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program, including the Bank Secrecy Act/Anti-Money Laundering compliance program.
As a result of the 2023 bank failures, regulatory agencies may propose certain actions, including reforms to existing regulatory and prudential frameworks that may impose different capital and liquidity requirements, including increased requirements to issue debt or raise capital. In November 2023, the FDIC finalized a rule to recover losses to the FDIC deposit insurance fund as a result of bank failures during the first half of 2023. Under the rule, the FDIC will collect a special assessment based on a calculation using an insured depository institution’s estimated amount of uninsured deposits. In particular, the special assessment will be imposed on insured depository institutions based on their estimated uninsured deposits in excess of $5 billion. Given that OFG has uninsured deposits under $5 billion, this special assessment does not apply to us. However, in the future there may be additional special assessments imposed on insured depository institutions that may apply to us. It is not yet possible to quantify the scope of any of these actions or the potential impact on our operations.
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
As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of OFG’s internal control over financial reporting as of December 31, 2023. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).
Based on its assessment, management has concluded that OFG maintained effective internal control over financial reporting as of December 31, 2023 based on the COSO Criteria.
The effectiveness of OFG’s internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, OFG’s independent registered public accounting firm, as stated in their report dated February 26, 2024.

By:	/s/ José Rafael Fernández	By:	/s/ Maritza Arizmendi
José Rafael Fernández		Maritza Arizmendi
President and Chief Executive Officer		Chief Financial Officer
Date: February 26, 2024		Date: February 26, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFG Bancorp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial condition of OFG Bancorp and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Allowance for Credit Losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses for loans was $161 million as of December 31, 2023, which includes loans evaluated on a collective basis when they share similar risk characteristics (the December 31, 2023 collective ACL). The Company uses a discounted cash flow (DCF) method to measure credit losses on most of the Non-Purchased Credit Deteriorated (Non- PCD) portfolios and undiscounted cash flow (UDCF) method for Purchased Credit Deteriorated (PCD) portfolios. The Company estimated the collective ACL using probability of default (PD), loss given default (LGD), and exposure at default (EAD). The PD and LGD incorporate consideration of economic forecast scenarios and macroeconomic assumptions based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis to the historical information for the remainder of the contractual term adjusted for prepayments. The Company estimates the EAD using prepayment models which projects prepayments over the life of the loans. Qualitative adjustments are made to the collective ACL to consider factors for asset-specific risk characteristics to the extent they do not exist in the historical information that have not been accounted for and are expected to impact the amount of future losses.

We identified the assessment of the December 31, 2023 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment of the collective ACL methodology encompassed the evaluation of the methods and models used to estimate the PD, LGD, and prepayments and their significant assumptions, including the selection of macroeconomic forecast scenarios and the weighting of the scenarios, the reasonable and supportable forecast periods, and the historical observation periods. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayments models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

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

We evaluated the Company’s process to develop the December 31, 2023 collective ACL estimates by testing the selection of the method, certain sources of relevant data, assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices.
•assessing the conceptual soundness and performance testing of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of macroeconomic forecast scenarios and weighting of the scenarios by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing them to specific portfolio risk characteristics and trends

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2023 collective ACL estimates by evaluating the:

•cumulative result of the audit procedures.
•qualitative aspects of the Company’s accounting practices.
•potential bias in the accounting estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 2005.

San Juan, Puerto Rico
February 26, 2024

Stamp No. E556004 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the records copy of this report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OFG Bancorp:
Opinion on Internal Control Over Financial Reporting

We have audited OFG Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2024

Stamp No. E556003 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

OFG BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2023 AND 2022

	December 31,
	2023	2022
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$743,550	$546,146
Money market investments	4,623	4,161
Total cash and cash equivalents	748,173	550,307
Restricted cash	—	157
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2022 - $162)	13	9
Investment securities available-for-sale, at fair value, with amortized cost of $2,177,761 (December 31, 2022 - $1,522,812); no allowance for credit losses	2,099,264	1,412,776
Investment securities held-to-maturity, at amortized cost, with fair value of $490,764 (December 31, 2022 - $469,186); no allowance for credit losses	549,024	535,070
Equity securities	38,469	23,667
Total investments	2,686,770	1,971,522
Loans:
Loans held-for-sale, at lower of cost or fair value	28,345	40,587
Loans held for investment, net of allowance for credit losses of $161,106 (December 31, 2022 - $152,673)	7,373,273	6,682,649
Total loans	7,401,618	6,723,236
Other assets:
Foreclosed real estate	10,780	11,214
Accrued interest receivable	71,400	62,402
Deferred tax assets, net	4,923	55,485
Premises and equipment, net	104,102	106,820
Customers' liability on acceptances	25,576	28,607
Servicing assets	49,520	50,921
Goodwill	84,241	84,241
Other intangible assets	20,694	27,593
Operating lease right-of-use assets	21,725	25,363
Other assets	114,931	120,912
Total assets	$11,344,453	$9,818,780
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2023 AND 2022 (CONTINUED)

	December 31,
	2023	2022
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$6,050,428	$5,176,758
Savings accounts	2,088,102	2,227,965
Time deposits	1,623,639	1,163,641
Total deposits	9,762,169	8,568,364
Borrowings:
Advances from the Federal Home Loan Bank of New York (the “FHLB”)	200,768	26,716
Other borrowings	2	318
Total borrowings	200,770	27,034
Other liabilities:
Acceptances executed and outstanding	25,576	28,607
Operating lease liabilities	24,029	27,370
Deferred tax liabilities, net	22,444	—
Accrued expenses and other liabilities	115,985	124,999
Total liabilities	10,150,973	8,776,374
Commitments and contingencies (See Note 24)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 47,065,156 shares outstanding (December 31, 2022 - 59,885,234 shares issued; 47,581,375 shares outstanding)	59,885	59,885
Additional paid-in capital	638,667	636,793
Legal surplus	150,967	133,901
Retained earnings	639,324	516,371
Treasury stock, at cost, 12,820,078 shares (December 31, 2022 - 12,303,859 shares)	(228,350)	(211,135)
Accumulated other comprehensive loss, net of tax of $11,484 (December 31, 2022 - $16,221)	(67,013)	(93,409)
Total stockholders’ equity	1,193,480	1,042,406
Total liabilities and stockholders’ equity	$11,344,453	$9,818,780
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Interest income:
Loans	$554,744	$460,162	$433,788
Mortgage-backed securities	50,359	31,298	11,614
Investment securities and other	43,777	24,113	3,797
Total interest income	648,880	515,573	449,199
Interest expense:
Deposits	75,965	32,239	39,014
Securities sold under agreements to repurchase	3,306	—	—
Advances from FHLB and other borrowings	8,739	733	1,641
Subordinated capital notes	—	521	1,174
Total interest expense	88,010	33,493	41,829
Net interest income	560,870	482,080	407,370
Provision for credit losses	60,638	24,119	221
Net interest income after provision for credit losses	500,232	457,961	407,149
Non-interest income:
Banking service revenue	70,078	71,161	71,706
Wealth management revenue	32,990	32,635	35,044
Mortgage banking activities	18,787	21,929	22,508
Total banking and financial service revenues	121,855	125,725	129,258

Net (loss) gain on:
Sale of securities	(1,149)	(247)	19
Early extinguishment of debt	—	42	(1,481)
Other non-interest income	7,675	6,170	5,414
Total non-interest income	128,381	131,690	133,210
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021 (CONTINUED)

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	155,827	142,930	133,442
Occupancy, equipment and infrastructure costs	59,235	51,308	50,158
Electronic banking charges	41,336	39,554	37,202
Information technology expenses	27,162	21,891	18,965
Professional and service fees	18,764	24,842	20,080
Taxes, other than payroll and income taxes	12,968	12,999	13,829
Insurance	10,494	9,898	10,092
Loan servicing and clearing expenses	7,774	9,161	7,604
Advertising, business promotion, and strategic initiatives	8,743	8,240	6,999
Communication	4,678	4,296	4,555
Printing, postage, stationery and supplies	3,338	3,563	4,037
Director and investor relations	1,351	1,125	1,135
Foreclosed real estate and other repossessed assets income, net of expenses	(405)	(2,074)	(3,007)
Other	12,100	17,813	20,665
Total non-interest expense	363,365	345,546	325,756
Income before income taxes	265,248	244,105	214,603
Income tax expense	83,376	77,866	68,452
Net income	181,872	166,239	146,151
Less: dividends on preferred stock	—	—	(1,255)
Net income available to common shareholders	$181,872	$166,239	$144,896
Earnings per common share:
Basic	$3.85	$3.46	$2.85
Diluted	$3.83	$3.44	$2.81
Average common shares outstanding and equivalents	47,552	48,436	51,370
Cash dividends per share of common stock	$0.88	$0.70	$0.40
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$181,872	$166,239	$146,151
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	30,390	(117,575)	(6,951)
Realized loss (gain) on sale of securities available-for-sale	1,149	247	(19)
Unrealized (loss) gain on cash flow hedges	(406)	1,210	908
Other comprehensive income (loss) before taxes	31,133	(116,118)	(6,062)
Income tax effect	(4,737)	17,549	200
Other comprehensive income (loss) after taxes	26,396	(98,569)	(5,862)
Comprehensive income	$208,268	$67,670	$140,289
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Preferred stock:
Balance at beginning of year	$—	$—	$92,000
Redemption of preferred stock	—	—	(92,000)
Balance at end of year	—	—	—
Common stock:
Balance at the beginning and end of year	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of year	636,793	637,061	622,652
Stock-based compensation expense	5,001	4,185	6,245
Lapsed restricted stock units	(3,127)	(4,453)	(1,966)
Redemption of preferred stock, issuance costs	—	—	10,130
Balance at end of year	638,667	636,793	637,061
Legal surplus:
Balance at beginning of year	133,901	117,677	103,269
Transfer from retained earnings	17,066	16,224	14,408
Balance at end of year	150,967	133,901	117,677
Retained earnings:
Balance at beginning of year	516,371	399,949	300,096
Net income	181,872	166,239	146,151
Cash dividends declared on common stock[1]	(41,853)	(33,593)	(20,505)
Cash dividends declared on preferred stock	—	—	(1,255)
Transfer to legal surplus	(17,066)	(16,224)	(14,408)
Redemption of preferred stock, issuance costs	—	—	(10,130)
Balance at end of year	639,324	516,371	399,949
Treasury stock:
Balance at beginning of year	(211,135)	(150,572)	(102,949)
Stocks repurchased	(18,653)	(64,110)	(49,872)
Lapsed restricted stock units and options	1,438	3,547	2,249
Balance at end of year	(228,350)	(211,135)	(150,572)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of year	(93,409)	5,160	11,022
Other comprehensive loss, net of tax	26,396	(98,569)	(5,862)
Balance at end of year	(67,013)	(93,409)	5,160
Total stockholders’ equity	$1,193,480	$1,042,406	$1,069,160
[1] Dividends declared per common share during 2023 - $0.88 (2022 - $0.70; 2021 - $0.40).
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$181,872	$166,239	$146,151
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value premiums on loans	1,339	683	(10,193)
Amortization of investment securities (discounts), net of accretion of premiums	(4,451)	(3,628)	3,111
Amortization of other intangible assets	6,899	8,500	9,803
Net change in operating leases	297	360	469
Depreciation and amortization of premises and equipment	20,387	15,812	14,128
Deferred income tax expense, net	67,349	61,126	63,616
Provision for credit losses	60,638	24,119	221
Stock-based compensation	5,001	4,185	6,245
(Gain) loss on:
Sale of securities	1,149	247	(19)
Sale of loans	(7,331)	(1,202)	(7,292)
Early extinguishment of debt	—	(42)	1,481
Foreclosed real estate and other repossessed assets	(6,251)	(12,186)	(10,435)
Sale of other assets	106	(4,962)	(571)
Originations and purchases of loans held-for-sale	(67,941)	(185,884)	(353,685)
Proceeds from sale of loans held-for-sale	35,881	97,608	220,684
Net decrease (increase) in:
Accrued interest receivable	(8,938)	(5,825)	9,537
Servicing assets	1,401	(1,948)	(1,678)
Other assets	4,971	35,371	(9,051)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	3,000	34	(861)
Accrued expenses and other liabilities	279	(34,151)	18,383
Net cash provided by operating activities	295,657	164,456	100,044

OFG BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021 (CONTINUED)
	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,035,453)	(1,266,569)	(29,095)
Investment securities held-to-maturity	(35,000)	(196,742)	(380,322)
FHLB stock	(44,781)	(122)	—
Equity securities	(5,943)	(4,550)	(7,650)
Maturities and redemptions of:
Investment securities available-for-sale	273,643	132,756	102,034
Investment securities held-to-maturity	22,265	29,438	12,445
FHLB stock	36,298	83	2,312
Proceeds from sales of:
Investment securities available-for-sale	202,133	242,126	2,174
Foreclosed real estate and other repossessed assets, including write-offs	60,085	48,805	44,966
Loans held for investment	—	—	4,846
Premises and equipment	38	4,784	570
Other assets	—	1,060	—
Origination and purchase of loans, excluding loans held-for-sale	(3,586,017)	(2,885,018)	(2,036,516)
Principal repayment of loans	2,725,844	2,412,011	2,124,355
Additions to premises and equipment	(17,857)	(30,999)	(23,053)
Net cash used in investing activities	$(1,404,745)	$(1,512,937)	$(182,934)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	1,195,080	6,906	152,699
Subordinated capital notes	—	(34,958)	—
FHLB advances and other borrowings	173,070	(1,547)	(39,174)
Exercise of stock options and restricted units lapsed, net	(1,689)	(906)	283
Purchase of treasury stock	(18,653)	(64,110)	(49,872)
Redemption of preferred stock	—	—	(92,000)
Dividends paid on preferred stock	—	—	(1,255)
Dividends paid on common stock	(41,011)	(30,090)	(19,718)
Net cash provided by (used in ) financing activities	$1,306,797	$(124,705)	$(49,037)
Net change in cash, cash equivalents and restricted cash	197,709	(1,473,186)	(131,927)
Cash, cash equivalents and restricted cash at beginning of year	550,464	2,023,650	2,155,577
Cash, cash equivalents and restricted cash at end of year	$748,173	$550,464	$2,023,650
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021 (CONTINUED)

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$743,550	$546,146	$2,014,523
Money market investments	4,623	4,161	8,952
Restricted cash	—	157	175
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$748,173	$550,464	$2,023,650

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$79,726	$26,959	$35,338
Income taxes paid	$15,007	$5,126	$2,794
Operating lease liabilities paid	$10,117	$10,107	$10,948
Mortgage loans held-for-sale securitized into mortgage-backed securities	$93,565	$126,082	$149,080
Transfer from loans to foreclosed real estate and other repossessed assets	$53,400	$37,233	$39,547
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$53,021	$17,476	$54,983
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$8,763	$22,723	$7,053
Financed sales of foreclosed real estate	$585	$1,767	$1,444
Delinquent loans booked under the GNMA buy-back option	$19,401	$32,590	$14,511
Conversion of debt security to equity security	$376	$1,500	$—
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of OFG Bancorp (“OFG” or the “Company”) conform with U.S. Generally Accepted Accounting Principles (“GAAP”) and to banking industry practices. The following is a description of OFG’s most significant accounting policies:
Nature of Operations
OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), and OFG Ventures LLC (“OFG Ventures”), which holds investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer, auto and mortgage lending, financial planning, insurance sales, investment advisory and securities brokerage services, as well as corporate and individual trust services. Effective December 31, 2022, OFG sold its retirement plan administration business, which was operated under a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), which thereafter ceased its operations. The results for the years 2022 and 2021 included OPC operations.
OFG conducts its business through its main office in San Juan, Puerto Rico, forty-two branches in Puerto Rico and two branches in the U.S. Virgin Islands (the “USVI”). OFG has three subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services and Oriental Insurance; one subsidiary in the United States, OFG Ventures; and a subsidiary in the Cayman Islands, OFG Reinsurance. OFG is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.
The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank has a wholly-owned operating subsidiary, OFG USA LLC, a wholly-owned subsidiary of the Bank, which is a commercial lender organized in Delaware. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are international banking entities licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to persons located in Puerto Rico with assets/liabilities located outside of Puerto Rico. The Bank’s USVI operations are also subject to the supervision, examination and regulation of the USVI Banking Board.
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
OFG’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”) guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA mortgage loans for issuance of FNMA mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of its mortgage loan portfolio and the GNMA, FNMA and FHLMC pools that it issues. Through December 31, 2022, the Bank had a

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
subservicing arrangement with a third party for a portion of its acquired loan portfolio. This subservicing arrangement expired on May 1, 2023, and since then, OFG no longer has any subservicing arrangement.
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
Earnings per Common Share
Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average of outstanding common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the weighted average of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares underlying stock options and restricted units had been issued, assuming that proceeds from exercise are used to repurchase shares in the market (treasury stock method). Any dividends are retroactively recognized in all periods presented in the consolidated financial statements.
Securities Sold Under Agreements to Repurchase
From time to time, Oriental sells securities under agreements to repurchase the same or similar securities. Oriental retains effective control over the securities sold under these agreements. Accordingly, such agreements are treated as financing arrangements, and the obligations to repurchase the securities sold are reflected as liabilities. The securities underlying the financing agreements remain included in the asset accounts. The counterparty to repurchase agreements generally has the right to repledge the securities received as collateral
Cash Equivalents
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less.
Investment Securities
OFG classifies its investments in debt securities into one of three categories:
Held-to-maturity - Securities that management has the intent and ability to hold to maturity. These securities are carried at amortized cost. An ACL is established for the expected credit losses over the remaining term of debt securities held to maturity. OFG’s portfolio of held to maturity securities is comprised of US Treasury securities and obligations from the U.S. Government. These securities have an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, OFG applies a zero-credit loss assumption and no ACL for these securities has been established. OFG monitors its securities portfolio composition and credit performance on a quarterly basis to determine if any allowance is considered necessary.
Available-for-sale - Securities to be held for indefinite periods of time. These securities are carried at fair value. Declines in fair value below the securities’ amortized cost which are not related to estimated credit losses are recorded through other comprehensive income or loss, net of taxes. If OFG intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through earnings. Credit losses relating to available-for-sale debt securities are recorded through an ACL, which are limited to the difference between the amortized cost and the fair value of the asset. The ACL is established for the expected credit losses over the remaining term of debt security. OFG’s portfolio of available for sale securities is comprised mainly of US Treasury securities and obligations from the U.S. Government. These securities have an explicit or implicit guarantee from the U.S. government, are highly rated by

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
major rating agencies, and have a long history of no credit losses. Accordingly, OFG applies a zero-credit loss assumption and no ACL for these securities has been established. OFG monitors its securities portfolio composition and credit performance on a quarterly basis to determine if any allowance is considered necessary. Debt securities available-for-sale are written-off when a portion or the entire amount is deemed uncollectible, based on the information considered to develop expected credit losses through the life of the asset. The specific identification method is used to determine realized gains and losses on debt securities available-for-sale, which are included in net gain (loss) on sale of securities in the consolidated statements of operations.
Trading - Securities held for resale in anticipation of short-term market movements. These securities are carried at fair value, with changes in unrealized holding gains and losses included in non-interest income in the consolidated statements of operations. Management determines the appropriate classification of securities at the time of purchase.
Premiums and discounts are amortized to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities and unrealized gains and losses valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the consolidated statements of operations. Purchases and sales of securities are recorded at trade date. The cost of securities sold is determined by the specific identification method.
Equity securities do not have readily available fair values and are measured at cost, less any impairment. Impairment is reviewed on a quarterly basis through a qualitative assessment from financial and non-financial information received from the individual investment funds and companies. As of December 31, 2023 and 2022 and for the years then ended, there were no impairments, downward or upward adjustments, annual or on a cumulative basis for these investments. Stock that is owned by OFG to comply with regulatory requirements, such as Federal Home Loan Bank (“FHLB”) stock, is included in this category, and their realizable value equals their cost. Unrealized and realized gains and losses and any impairment on equity securities are included in net gain (loss) in the consolidated statements of operations. Dividend income from investments in equity securities is included in interest income in the consolidated statements of operations.
Financial Instruments
Certain financial instruments, including trading securities, investment securities available-for-sale, and derivatives are recorded at fair value and unrealized gains and losses are recorded in other comprehensive (loss) income or as part of non-interest income, as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors, including price quotations for similar instruments. The fair values of certain derivative contracts were derived from pricing models that considered current market and contractual prices for the underlying financial instruments as the well as time value and yield curve or volatility factors underlying the positions.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
using pricing models for which the determination of fair value requires significant management judgment or estimation.
OFG’s policy is to recognize any transfer into or out of the Levels referred to above at the date of the event or change in circumstances that caused the transfer.
Derivative Instruments and Hedging Activities
OFG, from time to time, uses financial derivatives, as interest rate swaps and caps, to both mitigate exposure to market (primarily interest rate) and credit risks inherent in its business activities, as well as to facilitate customer risk management activities. OFG manages these risks as part of its asset and liability management process and through credit policies and procedures.
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

OFG discontinues hedge accounting when it is determined that the derivative no longer qualifies as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a cash flow hedge. At December 31, 2023, OFG does not have derivative instruments.
Other Loans Held-For-Sale and Transfers of Other Loans from Held-for-Investment to Held-for-Sale
Other loans reported as held-for-sale are non-mortgage loans which are stated at the lower of amortized cost or fair value, cost being determined on the outstanding loan balance less unearned income, and fair value determined in the aggregate. The amount for which amortized cost exceeds fair value is recognized through a valuation allowance by a charge to income in the period in which the change occurs. Realized gains or losses on these loans are determined using the specific identification method. Other loans held-for-sale include commercial loans that were designated as held-for-investment at origination or purchase, but that OFG subsequently decided to sell to other institutions.
These loans are reclassified to held-for-sale on the date that OFG decides to sell them. At this time, any previously recorded ACL is reversed in earnings and the loan is recorded at its amortized cost basis. Prior to the transfer, OFG applies its write-off policy to the amortized cost basis. The amortized cost at the date of transfer is reduced by any write-offs

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
recognized just prior to the transfer. If the amortized cost basis exceeds the loan’s fair value at the date of transfer, OFG establishes a valuation allowance equal to the difference between amortized cost basis and fair value. The previously recorded ACL associated with the transferred loans after applying the write-off policy is released and an offsetting entry is recorded to the provision.
Mortgage Banking Activities and Mortgage Loans Held-For-Sale
The residential mortgage loans reported as held-for-sale are stated at the lower of amortized cost or fair value, cost being determined on the outstanding loan balance less unearned income, and fair value determined in the aggregate. The amount for which amortized cost exceeds fair value is recognized through a valuation allowance by a charge to income in the period in which the change occurs. Realized gains or losses on these loans are determined using the specific identification method. Mortgage loans held-for-sale include all conforming mortgage loans originated and purchased, which from time to time OFG sells to other financial institutions or securitizes conforming mortgage loans into GNMA, FNMA and FHLMC pass-through certificates.
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
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Conforming conventional mortgage loans are combined into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or sold directly to FNMA or other private investors for cash. To the extent the loans do not meet the specified characteristics, investors are generally entitled to require OFG to repurchase such loans or indemnify the investor against losses if the assets do not meet certain guidelines. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which OFG provides servicing. At OFG’s option and without GNMA’s prior authorization, OFG may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, OFG treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that OFG does not maintain effective control over the loans and, therefore, these are derecognized from the statement of financial condition. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, OFG is deemed to have regained effective control over these loans, and these must be brought back into OFG’s books as assets, regardless of whether OFG intends to exercise the buy-back option. Quality review procedures are performed by OFG as required under the government agency programs to ensure that asset guideline qualifications are met. OFG records a

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
contingent liability for these customary representations and warranties related to loans sold by OFG and is presented within other liabilities in the consolidated statements of financial condition. For more information refer to Note 24 – Commitments and Contingencies.
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
The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold or credit recourse is assumed as part of acquired servicing rights, and are updated by accruing or reversing expense (included as mortgage banking activities in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers historical and forecast loss experience. The methodology leverages the expected loss framework for mortgage loans to estimate expected future losses. The reserve for the estimated losses under the credit recourse arrangements is presented separately within other liabilities in the consolidated statements of financial condition. For more information refer to Note 24 – Commitments and Contingencies.
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
All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, OFG measures servicing rights at fair value at each reporting date and reports changes in the fair value of servicing assets in the statements of operations in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statements of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
The fair value of servicing rights is estimated by using a cash flow valuation model, which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
Loans and ACL
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
PCD Loans: OFG has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. OFG considered the following factors as indicators that an acquired loan had evidence of deterioration in credit quality: loans that were 90 days or more past due; loans that had an internal loan grade of substandard or worse - substandard loans have a well-defined weakness that jeopardizes collection of the loan; loans that were classified as nonaccrual by the acquired bank at the time of acquisition; and loans that had been previously modified in a financial difficulties modification or previously identified as troubled debt restructuring. As such, our PCD loans are recorded at the purchase price plus the ACL expected at the time of acquisition or implementation of the standard. An ACL is determined using an undiscounted cash flow methodology.
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, for these loans, the determination of nonaccrual or accrual status is made at the pool level, not the individual loan level. On the adoption of CECL, the ACL was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount, which will be amortized interest income over the remaining life of the pool. On a quarterly basis, management will monitor the composition and behavior of the pools to assess the ability for cash flow estimation and timing. If, based on the analysis performed, the pool is classified as non-accrual, the accretion/amortization of the non-credit (discount) premium will cease. Changes to the ACL are recorded through the provision expense.
ACL – Loans: OFG adopted CECL, which utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans at the time the financial asset is originated or acquired. The ACL is adjusted each period for changes in expected credit losses. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Re-evaluation of the ACL estimate in future periods in light of changes in the composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast, and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods. Loans are charged off against the ACL when management believes the uncollectability of a loan balance is confirmed. OFG continues to monitor and modify the level of the ACL to ensure it is adequate.
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
•Credit losses for loans that do not share similar risk characteristics are estimated on an individual basis. Individual evaluations are typically performed for nonaccrual loans, nonaccrual modified loans classified as financial difficulties modifications or previously identified as troubled debt restructurings, and classified loans that do not share common risk characteristics. The lifetime losses for individually measured loans are estimated based on one of several methods, including the estimated fair value of the underlying collateral, the observable market value of similar debt, or the present value of expected cash flows.
•ACL reserves are estimated over the contractual term of the financial asset adjusted for expected prepayments. As part of the calculation of the contractual term, the expected extension is generally not considered unless the option to extend the loan cannot be canceled unilaterally by OFG. In the case of unconditionally cancellable accounts, such as credit cards, reserves are based on the expected life of the balance as of the evaluation date (assuming no further charges) and do not include any undrawn commitments that are unconditionally cancellable.
•The quantitative model utilizes a discounted cash flow (“DCF”) or undiscounted cash flow (“UDCF”) approach to estimate expected credit losses using the probability of default (“PD”), loss given default (“LGD”), and exposure

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
at default (“EAD”). DCF method is used for most of the Non-PCD portfolio, and the UDCF method for the PCD portfolio. For the EAD, OFG uses a prepayment model that projects prepayments over the life of the loans.
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
•The ACL excludes accrued interest since all our products are subject to a non-accrual and timely write-off policy, except for accrued interest receivable on loans that participated in the Covid-19 and Hurricane Fiona deferral programs with delinquency status between 30 and 89 days past due, in which a reserve is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. Accrued interest receivable totaled $63.5 million and $58.1 million on December 31, 2023 and 2022, respectively, reported in accrued interest receivable on the consolidated statement of financial condition. Accrued interest receivable on loans that participated in the Covid-19 and Hurricane Fiona deferral programs amounted to $20.2 million at December 31, 2023 (December 31, 2022 - $21.8 million), of which $18.2 million (December 31, 2022 - $20.7 million) corresponds to loans in current status. ACL for accrued interest receivable on loans that participated in the deferral programs amounted to $85 thousand and $144 thousand at December 31, 2023 and 2022, respectively.
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
OFG has identified the following portfolio segments, commercial loans, mortgage loans, consumer loans, and auto loans, and measures the ACL using the methods described below for each.
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
Loans that do not share risk characteristics are evaluated on an individual basis. Individual evaluations are typically performed for nonaccrual modified loans classified as FDM or as previous Troubled Debt Restructurings (“TDRs”), and

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
classified loans that do not share common risk characteristics. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate, as OFG elected the collateral-dependent practical expedient. For loans evaluated individually that are not collateral dependent, a discounted cash flow method is used to determine the ACL.
Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
OFG’s lending activities in the continental United States – referred to as U.S. commercial loans – are conducted through OFG USA and OIB. These activities include the purchase of middle market senior secured cash flow loan participations and the purchase of participations of loans to small and medium sized businesses.
Mortgage Loans – This segment includes traditional mortgages, non-traditional mortgages, mortgages in the loss mitigation program, residential performing FDMs and previous TDRs, and residential non-performing FDMs and previous TDRs. The most significant attribute in estimating OFG’s lifetime expected credit losses is the vintage of the traditional mortgage segment. The estimates are based on OFG’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on the housing price index and unemployment are key factors that impact the frequency and severity of loss estimates. OFG expects to collect the amortized cost basis of government insured residential loans due to the nature of the government guarantee, so the ACL is zero for these loans.
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
Consumer Loans – This portfolio consists of smaller retail loans such as unsecured personal loans, unsecured personal lines of credit, retail credit cards, and overdrafts. The estimates are based on OFG’s historical experience with the loan portfolios, adjusted to reflect the economic outlook. The outlook on the GNP and unemployment rate are key factors that impact the frequency and severity of loss estimates. Credit cards are revolving lines of credit without a defined maturity date. OFG elected to apply the remaining life methodology for the credit cards and overdrafts. The remaining life methodology takes projected losses based on the economic forecast for credit cards and historical losses on the overdraft segment, based on the expected remaining life of that pool. Future draws on the credit card lines are excluded from the estimated expected credit losses as they are unconditionally cancellable.
Consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent, 120 days in personal loans, and 180 days in credit cards and personal lines of credit.
Auto loans - This portfolio consists of auto loans. The most significant attribute in estimating OFG’s expected credit losses is the FICO score. The estimates are based on OFG’s historical experience with the loan portfolio, adjusted to reflect the economic outlook. The outlook on GNP and employment rate are key factors that impact the frequency and severity of loss estimates.
Auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
For the principal enhancements that management made to its methodology, refer to Note 6 – Allowance for Credit Losses.
Legacy Troubled Debt Restructuring and Financial Difficulties Modifications
A modification of a loan, prior to ASU 2022-02, constituted a TDR when OFG, as creditor, granted a concession for legal or economic reasons due to the debtor’s financial difficulties. A concession was granted when, as a result of the restructuring, OFG did not expect to collect all amounts due, according to original contractual terms of the loan agreement.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
These concessions included a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses.
To assess whether the debtor was having financial difficulties, OFG evaluated whether it was probable that the debtor was going to default on any of its debt in the foreseeable future.
Receivables that were restructured in a TDR were presumed to be impaired and were subject to a specific impairment-measurement method. If the repayment of the loan was expected to be provided solely by the underlying collateral and there were no other available sources of repayment, OFG considered the current value of that collateral in determining whether the principal was going to be paid. For non-collateral dependent loans, the specific reserve was calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate.
TDR loans were classified as either accrual or nonaccrual. An accruing loan that was modified in a TDR remained in accrual status if, based on a current, well-documented credit analysis, collection of principal and interest in accordance with the modified terms was reasonably assured, and the borrower had demonstrated sustained historical repayment performance for a reasonable period before the modification. To restore a non-accruing loan that had been modified in a TDR to accrual status, the credit officer must have performed a current, well-documented credit analysis supporting a return to accrual status based on the borrower's financial condition and prospects for repayment under the revised terms. Otherwise, the TDR must have remained in nonaccrual status. The analysis must have considered the borrower's sustained historical repayment performance for a reasonable period prior to the return-to-accrual date but may have taken into account payments made for a reasonable period prior to the restructuring if the payments were consistent with the modified terms. A sustained period of repayment performance generally would have been a minimum of six consecutive payments and would have involved payments in the form of cash or cash equivalents.

OFG implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of Covid-19. The majority of OFG’s Covid-19 related loan modifications were not considered TDRs as they represented short-term delay of payments or other insignificant modifications, whether under OFG’s regular loan modification assessments or the Interagency Statement guidance; or OFG elected to apply the option to suspend the application of accounting guidance for TDRs as provided under Section 4013 of the CARES Act. To the extent that certain modifications did not meet any of the above criteria, OFG accounted for them as TDRs. For loan modifications that included a payment deferral and were not TDRs, the borrower’s past due and nonaccrual status was not impacted during the deferral period. These loans were not considered past due until after the deferral period was over and scheduled payments resumed. Accrued interest on these Covid-19 modified loans was due when the deferral period ended. The credit quality of these loans has been re-evaluated after the deferral period ended. Loans are generally placed on a nonaccrual basis when they become 90 days past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan. OFG’s policy is to write-off all accrued interest on loans when they are placed on nonaccrual status.

On January 1, 2023, OFG adopted ASU 2022-02, which eliminated the recognition and measurement of TDRs and enhanced disclosures for loan restructurings for borrowers experiencing financial difficulty (FDM), using the prospective transition method. Loans that were restructured in a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical TDR accounting until the relevant loans are paid off, liquidated or subsequently modified. Since adoption, all restructurings, including restructurings for borrowers experiencing financial difficulty, are evaluated to determine whether they result in a new loan or a continuation of an existing loan. Loan restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan as the terms of the restructured loans are typically not at market rates. When a loan is restructured, OFG measures impairment on the loan using a discounted cash flow approach that utilizes the loan’s restructured terms, including the post-restructuring interest rate.

A modification is subject to disclosure under the new ASU when OFG separately concludes that both of the following conditions exist: 1) the debtor is experiencing financial difficulties, and 2) the modification constitutes a reduction in the interest rate on the loan, a payment extension, a forgiveness of principal, or a more-than-insignificant payment delay, or a combination of any of these. Determination that a borrower is experiencing financial difficulties involves a degree of judgment. The identification of loan modifications to debtors with financial difficulties or FDM is critical in the determination of the adequacy of the ACL. A FDM is typically in non-accrual status at the time of the modification. These loans continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
loan payments for at least six months of sustained performance after the modification and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.
Foreclosed Real Estate and Other Repossessed Assets
Foreclosed real estate and other repossessed assets, mainly repossessed automobiles, are initially recorded at the fair value of the real estate or repossessed assets less the cost of selling it at the date of foreclosure or repossession. At the time properties are acquired in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair value of the property is charged against the ACL. After foreclosure or repossession, these properties are carried at the lower of cost or fair value less estimated cost to sell based on recent appraised values or options to purchase the foreclosed or repossessed assets. Any excess of the carrying value over the estimated fair value, less estimated costs to sell, is charged to non-interest expense. The costs and expenses associated to holding these properties in portfolio are expensed as incurred.
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
Impairment of Long-Lived Assets
OFG periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2023 and 2022, there was no indication of impairment as a result of such review.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Off-Balance Sheet Instruments
In the ordinary course of business, OFG enters into off-balance sheet instruments consisting of commitments to extend credit, further discussed in Note 24 – Commitments and Contingencies hereto. Such financial instruments are recorded in the financial statements when these are funded or related fees are incurred or received. OFG periodically evaluates the credit risks inherent in these commitments and establishes reserves for such risks if and when these are deemed necessary.
ACL on Off-Balance Sheet Credit Exposures
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
Income Taxes
In preparing the consolidated financial statements, OFG is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of deferred taxes resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. An asset versus liability classification exercise is completed for each applicable tax paying entity in each tax jurisdiction and deferred tax assets and liabilities are offset within each jurisdiction. Accordingly, in a single balance sheet, a net deferred tax asset and a net deferred liability may appear.
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
OFS is a pass-through entity not subject to income taxes at the company level, and the parent will be subject to Puerto Rico income taxes on its distributable share of OFS taxable income under the partnership provisions of the PR Code. At the date of the election all tax attributes of OFS were also transferred to the parent. The same tax treatment applies to Oriental Insurance. Pursuant to these elections OFG is required to pay income taxes on its distributable share of earnings and profits of both entities. In the case of losses reported by any of the entities, such losses may be offset with the taxable income of the other entity. However, OFG is not permitted to use its operating losses to offset the taxable income of its partnerships.

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
OFG is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2018 to 2022, until the applicable statute of limitations expires. In addition, OFG’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2019 to 2022. Tax audits by their nature are often complex and can require several years to complete.
Advertising Costs
Advertising costs are expensed as incurred.
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
Stock-Based Compensation Plan
OFG’s 2007 Omnibus Performance Incentive Plan, as amended and restated (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010, 2013 and 2023.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Subsequent Events
OFG has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form 10-K for 2023, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.
New Accounting Updates Not Yet Adopted
Income Taxes—Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to enhance income tax disclosures and address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The ASU’s two primary enhancements will require further disaggregation for existing disclosures for the effective tax rate reconciliation and income taxes paid. More specifically, the amendments will require

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
entities to disclose: a tabular effective tax rate reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and jurisdiction; and income taxes paid (net of refunds received), broken out between federal, state and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total. The amendments in this update are effective for annual periods beginning after December 15, 2024. Entities are permitted to early adopt these amendments. The amendments should be applied prospectively, but retrospective application is permitted. We will adopt this guidance when it becomes effective, in the annual period of 2025 on a prospective basis, and the impact on our financial statements and disclosures is not expected to be material.
Segment Reporting—Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07 to enhance segment reporting by expanding the breadth and frequency of segment disclosures required for public entities. The amendments in this ASU will allow registrants to disclose multiple measures of segment profit or loss and it also clarifies that single reportable segment entities must apply Topic 280 in its entirety. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Entities are permitted to early adopt these amendments, including adoption in any interim period. A public entity, as OFG, should apply these amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We will adopt this guidance when it becomes effective, in the first quarter of 2024 on a retrospective basis, and the impact on our financial statements and disclosures is not expected to be material.
NOTE 2 – RESTRICTED CASH
OFG had a contract with the Federal National Mortgage Association (the “FNMA”) which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At December 31, 2022, OFG had delivered as collateral cash amounting to approximately $157 thousand. On May 1, 2023, OFG and a third-party servicer terminated a subservicing agreement by mutual agreement. Pursuant to such termination, the third-party servicer became the direct servicer of the FNMA loans sold with recourse, thereby relieving OFG of its obligation to deliver collateral with respect to such loans. Therefore, no collateral was delivered at December 31, 2023.
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered December 31, 2023 was $464.5 million (December 31, 2022 - $482.9 million). At December 31, 2023 and 2022, the Bank complied with this requirement. Cash and due from bank, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2023 and 2022, money market instruments included as part of cash and cash equivalents amounted to $4.6 million and $4.2 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at December 31, 2023 and 2022 were as follows:

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$6,972	$—	$311	$6,661	1.76%
Due from 5 to 10 years	45,835	—	2,767	43,068	2.00%
Due after 10 years	1,411,327	8,989	54,100	1,366,216	4.11%
Total FNMA and FHLMC certificates	1,464,134	8,989	57,178	1,415,945	4.03%
GNMA certificates
Due less than 1 year	5	—	—	5	1.31%
Due from 1 to 5 years	$8,851	$—	$351	$8,500	1.71%
Due from 5 to 10 years	17,113	16	955	16,174	2.19%
Due after 10 years	380,306	4,419	33,110	351,615	3.38%
Total GNMA certificates	406,275	4,435	34,416	376,294	3.30%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	9,071	—	364	8,707	1.78%
Due from 5 to 10 years	54	—	—	54	2.14%
Due after 10 years	861	—	12	849	5.07%
Total CMOs issued by US government-sponsored agencies	9,986	—	376	9,610	2.06%
Total mortgage-backed securities	1,880,395	13,424	91,970	1,801,849	3.86%
Investment securities
US Treasury securities
Due less than 1 year	296,747	52	—	296,799	5.40%
Other debt securities
Due less than 1 year	500	—	—	500	3.25%
Due from 1 to 5 years	119	—	3	116	2.97%
Total investment securities	297,366	52	3	297,415	5.39%
Total securities available for sale	$2,177,761	$13,476	$91,973	$2,099,264	4.07%

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$314,710	$—	$56,767	$257,943	1.72%
Investment securities
US Treasury securities
Due less than 1 year	199,314	—	1,548	197,766	3.33%
Other debt securities
Due from 1 to 5 years	35,000	55	—	35,055	6.36%
Total securities held to maturity	$549,024	$55	$58,315	$490,764	2.60%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$10,155	—	$550	$9,605	1.76%
Due from 5 to 10 years	59,167	—	3,764	55,403	2.00%
Due after 10 years	768,381	59	65,332	703,108	2.87%
Total FNMA and FHLMC certificates	837,703	59	69,646	768,116	2.79%
GNMA certificates
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
At December 31, 2023 and 2022, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption and, therefore, have no allowance for credit losses.
Investment securities at December 31, 2023 include $1.624 billion pledged to secure government deposits and regulatory collateral, of which $1.575 billion serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge them. Investment securities as of December 31, 2022 include $294.2 million pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $293.7 million serve as collateral for public funds.
At both December 31, 2023 and 2022, the Bank’s international banking entities held short-term US Treasury securities in the amount of $325 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the OCFI.
During 2023, OFG acquired a two-year $35.0 million private placement hospital revenue bond issued by AFICA, a public corporation and governmental instrumentality of the Commonwealth of Puerto Rico, to provide financing for a private entity. This bond is not marketable and therefore has no rating. It is included in “Other debt securities held to maturity” in the tables above.
During 2023, 2022 and 2021, OFG retained securitized GNMA pools totaling $76.4 million, $112.4 million and $149.1 million amortized cost, respectively, at a yield of 5.33%, 3.90% and 2.45%, respectively, from its own originations. During 2023 and 2022, OFG retained FNMA pools totaling $17.2 million and $13.7 million amortized cost, respectively, at a yield of 5.37% and 4.97%, respectively, from its own originations. OFG did not retain FNMA pools during 2021.
During 2023, OFG purchased $300.0 million of short-term available for sale US Treasury securities. During 2022, OFG purchased $550.0 million of available for sale US Treasury securities and $200.0 million of held to maturity US Treasury securities. During 2021, OFG did not purchase US Treasury securities. US Treasury securities are exempt of income taxes.
During the 2023, OFG sold $203.3 million of available for sale US Treasury securities and recognized a $1.1 million loss in the sale. During 2022, OFG sold $242.4 million of available for sale US Treasury securities and recognized a $247 thousand loss in the sale. During 2021, OFG sold $2.2 million of available-for-sale mortgage-backed securities and recognized a $19 thousand gain in the sale. These losses and gains are included in “net (loss) gain on sale of securities” in the consolidated statements of operations.

	Year Ended December 31, 2023
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of investment securities available-for-sale
US Treasury securities	$202,133	$203,282	$—	$1,149

	Year Ended December 31, 2022
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of investment securities available-for-sale
US Treasury securities	$242,126	$242,373	$—	$247

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2021
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
GNMA certificates	$2,175	$2,156	$19	$—
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale at December 31, 2023 and 2022, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2023
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$731,334	$56,847	$674,487
GNMA certificates	275,669	34,364	241,305
CMOs issued by US Government-sponsored agencies	9,986	376	9,610
Other debt securities	119	3	116
	$1,017,108	$91,590	$925,518

	December 31, 2023
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$106,235	$331	$105,904
GNMA certificates	7,864	52	7,812
	$114,099	$383	$113,716

	December 31, 2023
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$837,569	$57,178	$780,391
GNMA certificates	283,533	34,416	249,117
CMOs issued by US Government-sponsored agencies	9,986	376	9,610
Other debt securities	119	3	116
	$1,131,207	$91,973	$1,039,234

The unrealized losses on OFG’s investment in federal agency mortgage-backed securities were caused by market volatility related to interest rate increases. OFG purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government or by a government sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of OFG’s investments. OFG does not intend to sell the investments, and it is not more likely than not that OFG will be required to sell the investments before recovery of their amortized cost bases.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 - PLEDGED ASSETS
The following table shows a summary of pledged and not pledged assets at December 31, 2023 and 2022. Investment securities available for sale are presented at fair value, and investment securities held to maturity, residential mortgage loans, commercial loans, and auto loans are presented at amortized cost:

	December 31,
	2023	2022
	(In thousands)
Pledged investment securities to secure:
Bank Term Funding Program	48,070	—
Derivatives	—	443
IBE Regulation	645	—
Bond for the Bank's trust operations	104	104
Puerto Rico public fund deposits	1,575,042	293,650
Total pledged investment securities	1,623,861	294,197
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	769,813	473,600
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	236,665	477,516
Federal Reserve Bank Credit Facility	70,075	49,117
Puerto Rico public fund deposits	69,731	73,617
	376,471	600,250
Pledged Auto loans to secure:
Federal Reserve Bank Credit Facility	1,169,711	1,160,678
Total pledged assets	$3,939,856	$2,528,725
Financial assets not pledged:
Investment securities	$1,024,427	$1,653,649
Residential mortgage loans	792,796	1,250,120
Commercial loans	2,728,777	2,050,767
Consumer loans	620,446	537,257
Auto loans	1,104,710	803,237
Total assets not pledged	$6,271,156	$6,295,030

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 - LOANS
OFG’s loan portfolio is composed of four segments: commercial, mortgage, consumer, and auto loans. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio.
The composition of the amortized cost basis of OFG’s loan portfolio at December 31, 2023 and 2022 was as follows:

	December 31, 2023			December 31, 2022
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$1,095,207	$120,988	$1,216,195	$974,202	$138,678	$1,112,880
Other commercial and industrial	1,091,021	14,459	1,105,480	854,442	20,474	874,916
US commercial loans	755,228	—	755,228	642,133	—	642,133
	2,941,456	135,447	3,076,903	2,470,777	159,152	2,629,929
Mortgage loans	629,247	933,362	1,562,609	675,793	1,028,428	1,704,221
Consumer loans:
Personal loans	568,358	264	568,622	480,620	338	480,958
Credit lines	10,926	288	11,214	12,826	300	13,126
Credit cards	40,314	—	40,314	42,872	—	42,872
Overdraft	296	—	296	301	—	301
	619,894	552	620,446	536,619	638	537,257
Auto loans	2,272,530	1,891	2,274,421	1,958,257	5,658	1,963,915
	6,463,127	1,071,252	7,534,379	5,641,446	1,193,876	6,835,322
Allowance for credit losses	(152,610)	(8,496)	(161,106)	(141,841)	(10,832)	(152,673)
Total loans held for investment, net	6,310,517	1,062,756	7,373,273	5,499,605	1,183,044	6,682,649
Mortgage loans held for sale	—	—	—	19,499	—	19,499
Other loans held for sale	28,345	—	28,345	21,088	—	21,088
Total loans held for sale	28,345	—	28,345	40,587	—	40,587
Total loans, net	$6,338,862	$1,062,756	$7,401,618	$5,540,192	$1,183,044	$6,723,236
During 2023, OFG sold non-performing Puerto Rico small business commercial loans held-for-sale amounting to $4.3 million, with an unpaid principal balance of $25.3 million and recognized a $6.3 million gain on the sale. This gain is included in the other non-interest income line of the consolidated statements of operations.
At December 31, 2023 and 2022, OFG had carrying balances of $68.6 million and $73.7 million, respectively, in loans held for investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present the aging of the amortized cost of loans held for investment at December 31, 2023 and 2022, by class of loans. Mortgage loans past due include $19.4 million and $32.6 million of delinquent loans in the GNMA buy-back option program at December 31, 2023 and 2022, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial loans:
Commercial secured by real estate	$1,585	$411	$5,671	$7,667	$1,087,540	$1,095,207	$—
Other commercial and industrial	1,366	291	4,974	6,631	1,084,390	1,091,021	—
US commercial loans	—	—	—	—	755,228	755,228	—
	2,951	702	10,645	14,298	2,927,158	2,941,456	—
Mortgage loans	6,107	9,596	31,557	47,260	581,987	629,247	2,478
Consumer loans:
Personal loans	6,115	4,041	2,755	12,911	555,447	568,358	—
Credit lines	137	35	35	207	10,719	10,926	—
Credit cards	657	280	586	1,523	38,791	40,314	—
Overdraft	87	14	—	101	195	296	—
	6,996	4,370	3,376	14,742	605,152	619,894	—
Auto loans	101,610	46,071	19,056	166,737	2,105,793	2,272,530	—
Total loans	$117,664	$60,739	$64,634	$243,037	$6,220,090	$6,463,127	$2,478
As of December 31, 2023, total past due loans exclude $6.4 million of past due commercial loans held for sale.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial loans:
Commercial secured by real estate	$923	$164	$6,147	$7,234	$966,968	$974,202	$—
Other commercial and industrial	943	720	3,225	4,888	849,554	854,442	—
US commercial loans	—	—	—	—	642,133	642,133	—
	1,866	884	9,372	12,122	2,458,655	2,470,777	—
Mortgage loans	9,267	5,848	56,714	71,829	603,964	675,793	3,856
Consumer loans:
Personal loans	4,263	2,669	2,314	9,246	471,374	480,620	—
Credit lines	500	154	117	771	12,055	12,826	—
Credit cards	730	486	682	1,898	40,974	42,872	—
Overdraft	91	2	—	93	208	301	—
	5,584	3,311	3,113	12,008	524,611	536,619	—
Auto loans	75,237	36,954	19,613	131,804	1,826,453	1,958,257	—
Total loans	$91,954	$46,997	$88,912	$227,763	$5,413,683	$5,641,446	$3,856
As of December 31, 2022, total past due loans exclude $21.1 million of past due commercial loans held for sale.
Upon adoption of the CECL methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans held for investment on nonaccrual status as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial loans:
Commercial secured by real estate	$3,553	$7,929	$11,482	$4,091	$17,098	$21,189
Other commercial and industrial	4,560	830	5,390	2,769	885	3,654
US commercial loans	19,224	—	19,224	9,589	—	9,589
	27,337	8,759	36,096	16,449	17,983	34,432
Mortgage loans	10,339	3,858	14,197	11,719	11,522	23,241
Consumer loans:
Personal loans	2,741	14	2,755	1,950	379	2,329
Personal lines of credit	35	—	35	116	—	116
Credit cards	586	—	586	683	—	683
	3,362	14	3,376	2,749	379	3,128
Auto loans	19,051	5	19,056	19,612	1	19,613
Total	$60,089	$12,636	$72,725	$50,529	$29,885	$80,414

PCD:
Commercial loans:
Commercial secured by real estate	$3,060	$2,417	$5,477	$2,807	$6,084	$8,891
Other commercial and industrial	—	947	947	—	36	36
	3,060	3,364	6,424	2,807	6,120	8,927
Mortgage loans	250	—	250	259	—	259
Total	$3,310	$3,364	$6,674	$3,066	$6,120	$9,186
Total non-accrual loans	$63,399	$16,000	$79,399	$53,595	$36,005	$89,600
The determination of nonaccrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
As of December 31, 2023 and 2022, total commercial non-accrual loans exclude $6.4 million and $16.4 million of non-accrual commercial loans held for sale, respectively.
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
At December 31, 2023, the amortized cost of modified loans excludes $188 thousand of accrued interest receivable. Accrued interest receivable on loans is included in the “accrued interest receivable” line in OFG’s consolidated statements of financial condition.
The following tables present the amortized cost basis as of December 31, 2023 of loans held for investment that were modified during 2023, disaggregated by class of financing receivable and type of concession granted.

	Interest Rate Reduction
	Year Ended December 31, 2023
	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Commercial loans:
US commercial loans	6,649	0.88%
Consumer loans:
Personal loans	37	0.01%
Auto loans	48	—%
Total	$6,734

	Term Extension
	Year Ended December 31, 2023

	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Commercial loans:
Commercial secured by real estate	$6,332	0.52%
Other commercial and industrial	689	0.06%
	7,021	0.23%
Mortgage loans	5,777	0.37%
Auto loans	13	—%
Total	$12,811

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Principal Forbearance/Forgiveness
	Year Ended December 31, 2023

	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Mortgage loans	$97	0.01%

	Combination - Term Extension and Interest Rate Reduction
	Year Ended December 31, 2023

	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Mortgage loans	$710	0.05%
Consumer loans:
Personal loans	80	0.01%
Auto loans	53	—%
Total	$843

	Combination - Term Extension and Principal Forgiveness/Forbearance
	Year Ended December 31, 2023

	Amortized Cost Basis (In thousands)	% of Total Class of Financing Receivable

Commercial loans:
US commercial loans	$4,183	0.55%
Mortgage loans	440	0.03%
Total	$4,623
Our credit loss estimation methodology incorporates a lifetime approach, utilizing modeled loan performance based on the historical experience of loans with similar risk characteristics, adjusted for current conditions, and reasonable and supportable forecasts. The model considers extensive historical loss experience, including the impact of loss mitigation programs offered to borrowers facing financial difficulty and projected loss severity from loan defaults, and is applied consistently across all portfolio segments. Additionally, our ACL is recorded on each asset upon origination or acquisition and is based on historical loss information, including modifications made to borrowers facing financial difficulty, and expected behavior. Changes to the ACL are generally not recorded upon modification, as the effects of most modifications are already considered in the estimation methodology. Refer to Note 6 – Allowance for Credit Losses for additional information.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial loans:
Commercial loans secured by real estate	—%	23	$—
US Commercial loans	1.95%	31	2,973
	—%	54	$2,973
Mortgage loans	1.94%	213	$24
Consumer loans:
Personal loans	2.98%	81	$—
Auto loans	3.00%	0	$—
The following table presents the amortized cost basis as of December 31, 2023 of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the prior twelve-months.

	Year Ended December 31, 2023
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage loans	$—	$704	$—	$—	$704
A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower missed three consecutive monthly payments since modification. Payment defaults is one of the factors considered when projecting future cash flows in the calculation of the allowance for credit losses of loans.
OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents an aging of the loans held for investment that have been modified during 2023.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial loans:
Commercial loans secured by real estate	$—	$—	$—	$—	$6,332	$6,332
Other commercial and industrial	—	—	—	—	689	689
US commercial loans	—	—	—	—	10,832	10,832
	—	—	—	—	17,853	17,853
Mortgage loans	471	297	583	1,351	5,673	7,024
Consumer loans:
Personal loans	—	—	—	—	117	117
	—	—	—	—	117	117
Auto loans	30	—	—	30	84	114
Total	$501	$297	$583	$1,381	$23,727	$25,108
At December 31, 2023, the total amortized cost of modified loans to borrowers experiencing financial difficulty includes $4.6 million of government-guaranteed loans (e.g., FHA/VA). There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at December 31, 2023.
Legacy TDR Disclosures Prior to the Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, OFG offered various types of concessions when modifying a loan. Refer to “Note 1 – Summary of Significant Accounting Policies” in this report for more information on TDR accounting and disclosure requirements, and our adoption of ASU 2022-02.
The amount of outstanding commitments to lend additional funds to commercial borrowers whose terms were modified in TDRs amounted to $3.2 million at December 31, 2022.
The following table presents the troubled-debt restructurings in all loan portfolios as of December 31, 2022:

	December 31, 2022
	Accruing	Non-accruing	Total	Related Allowance
	(In thousands)
Commercial loans:
Commercial secured by real estate	$31,437	$13,187	$44,624	$181
Other commercial and industrial	2,272	354	2,626	42
US commercial loans	7,132	—	7,132	89
	40,841	13,541	54,382	312
Mortgage loans	102,387	6,773	109,160	2,495
Consumer loans:
Personal loans	1,850	15	1,865	73
Auto loans	77	—	77	3
Total loans	$145,155	$20,329	$165,484	$2,883

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the troubled-debt restructurings by loan portfolios and modification type as of December 31, 2022:

	December 31, 2022
	Reduction in interest rate	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forbearance	Total
	(In thousands)
Commercial loans:
Commercial secured by real estate	$7,746	$29,454	$7,424	$—	$44,624
Other commercial and industrial	785	1,367	474	—	2,626
US commercial loans	7,132	—	—	—	7,132
	15,663	30,821	7,898	—	54,382
Mortgage loans	31,709	8,020	35,194	34,237	109,160
Consumer: loans
Personal loans	825	176	793	71	1,865
Auto loans	39	—	20	18	77
Total loans	$48,236	$39,017	$43,905	$34,326	$165,484
At December 31, 2022, TDR mortgage loans included $43.5 million of government-guaranteed loans (e.g., FHA/VA).
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans were not included in the TDR tables.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Loan modifications that were considered TDR loans completed during 2022 and 2021:

	Year Ended December 31, 2022
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	103	$12,580	4.63%	258	$13,199	3.79%	342
Commercial	5	38,873	3.57%	131	38,729	3.64%	184
Consumer	4	77	13.42%	74	77	10.41%	70

	Year Ended December 31, 2021
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	160	$20,077	4.33%	323	$20,241	3.47%	345
Commercial	7	10,093	5.50%	86	9,979	4.48%	60
Consumer	17	294	13.72%	69	295	10.12%	78
Auto	9	148	8.70%	72	148	9.35%	49
The following table presents troubled-debt restructurings for which there was a payment default during 2022 and 2021:

	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Mortgage	13	$1,701	19	$2,488
Commercial	1	$633	—	$—
Consumer	1	$40	6	$76
Auto	—	$—	1	$10
As of December 31, 2023 and 2022, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $24.1 million and $14.9 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through the respective territory’s courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held for investment at December 31, 2023 and 2022, by class of loans.

	December 31,
	2023	2022
	(In thousands)
Commercial loans secured by real estate	$8,027	$8,805
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
As of December 31, 2023, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans is as follows.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Commercial loans:
Commercial secured by real estate:
Loan grade:
Pass	$224,598	$216,205	$195,884	$120,489	$80,671	$131,016	$65,873	$1,034,736
Special Mention	—	1,772	6,554	5,057	15,676	12,500	153	41,712
Substandard	—	459	1,386	1,109	2,615	11,939	1,236	18,744
Doubtful	—	—	—	—	—	15	—	15
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	224,598	218,436	203,824	126,655	98,962	155,470	67,262	1,095,207
Commercial secured by real estate:
2023 gross charge-offs	—	—	265	—	94	820	—	1,179
Other commercial and industrial:
Loan grade:
Pass	284,615	99,522	113,760	37,665	7,438	14,836	527,008	1,084,844
Special Mention	8	2,953	—	—	51	100	—	3,112
Substandard	3	473	826	259	935	186	383	3,065
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	284,626	102,948	114,586	37,924	8,424	15,122	527,391	1,091,021
Other commercial and industrial:
2023 gross charge-offs	—	124	1,095	89	9	1,180	—	2,497
US commercial loans:
Loan grade:
Pass	142,222	63,885	69,233	31,206	28,202	8,085	358,757	701,590
Special Mention	—	7,803	—	—	—	—	20,913	28,716
Substandard	10,832	—	—	—	—	5,699	8,391	24,922
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total US commercial loans:	153,054	71,688	69,233	31,206	28,202	13,784	388,061	755,228
US commercial loans:
2023 gross charge-offs	33	1,156	642	47	—	8,637	—	10,515
Total commercial loans	$662,278	$393,072	$387,643	$195,785	$135,588	$184,376	$982,714	$2,941,456
Total 2023 gross charge-offs	$33	$1,280	$2,002	$136	$103	$10,637	$—	$14,191

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2022, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Commercial loans:
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
At December 31, 2023 and 2022, the balance of revolving commercial loans converted to term loans was $144.1 million and $78.0 million, respectively.
OFG considers the performance of the loan portfolio and its impact on the ACL. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment activity as of December 31, 2023:

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Mortgage loans:
Payment performance:
Performing	$24,623	$19,722	$23,303	$15,821	$14,589	$511,182	$—	$609,240
Nonperforming	—	—	181	108	479	19,239	—	20,007
Total mortgage loans:	24,623	19,722	23,484	15,929	15,068	530,421	—	629,247
Mortgage loans:
2023 gross charge-offs	—	4	—	—	—	755	—	759
Consumer loans:
Personal loans:
Payment performance:
Performing	270,883	186,612	68,133	19,185	14,460	6,330	—	565,603
Nonperforming	503	1,588	304	193	66	101	—	2,755
Total personal loans	271,386	188,200	68,437	19,378	14,526	6,431	—	568,358
Personal loans:
2023 gross charge-offs	1,748	10,512	4,661	830	1,384	731	—	19,866
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	10,891	10,891
Nonperforming	—	—	—	—	—	—	35	35
Total credit lines	—	—	—	—	—	—	10,926	10,926
Credit lines:
2023 gross charge-offs	—	—	—	—	—	—	419	419
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	39,728	39,728
Nonperforming	—	—	—	—	—	—	586	586
Total credit cards	—	—	—	—	—	—	40,314	40,314
Credit cards:
2023 gross charge-offs	—	—	—	—	—	—	2,825	2,825
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	296	296
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	296	296
Overdrafts:
2023 gross charge-offs	—	—	—	—	—	—	545	545
Total consumer loans	271,386	188,200	68,437	19,378	14,526	6,431	51,536	619,894
Total consumer loans 2023 gross charge-offs	1,748	10,512	4,661	830	1,384	731	3,789	23,655
Total mortgage and consumer loans	$296,009	$207,922	$91,921	$35,307	$29,594	$536,852	$51,536	$1,249,141
Total mortgage and consumer loans 2023 gross charge-offs	$1,748	$10,516	$4,661	$830	$1,384	$1,486	$3,789	$24,414

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment activity as of December 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Mortgage loans:
Payment performance:
Performing	$18,700	$25,274	$16,175	$15,457	$16,790	$549,885	$—	$642,281
Nonperforming	—	—	110	574	241	32,587	—	33,512
Total mortgage loans:	18,700	25,274	16,285	16,031	17,031	582,472	—	675,793
Consumer loans:
Personal loans:
Payment performance:
Performing	284,183	112,591	31,876	31,850	12,022	5,768	—	478,290
Nonperforming	831	661	111	300	81	346	—	2,330
Total personal loans	285,014	113,252	31,987	32,150	12,103	6,114	—	480,620
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	12,710	12,710
Nonperforming	—	—	—	—	—	—	116	116
Total credit lines	—	—	—	—	—	—	12,826	12,826
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	42,189	42,189
Nonperforming	—	—	—	—	—	—	683	683
Total credit cards	—	—	—	—	—	—	42,872	42,872
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	301	301
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	301	301
Total consumer loans	285,014	113,252	31,987	32,150	12,103	6,114	55,999	536,619
Total mortgage and consumer loans	$303,714	$138,526	$48,272	$48,181	$29,134	$588,586	$55,999	$1,212,412
At December 31, 2023 and 2022, there were no mortgage and consumer revolving loans that converted to term loans.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans based on FICO score. The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	170,639	190,743	118,821	57,087	41,124	38,570	616,984
661-699	169,430	110,260	58,166	25,886	18,253	16,137	398,132
700+	474,005	323,514	183,286	103,886	88,929	58,779	1,232,399
No FICO	6,203	6,537	4,592	2,200	3,886	1,597	25,015
Total auto loans	$820,277	$631,054	$364,865	$189,059	$152,192	$115,083	$2,272,530
Auto loans:
2023 gross charge-offs	$4,090	$18,142	$10,894	$4,008	$3,380	$3,250	$43,764
The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of December 31, 2022:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	178,426	143,926	72,148	58,069	44,156	31,980	528,705
661-699	171,723	93,359	42,388	31,033	21,283	13,518	373,304
700+	375,845	235,743	144,783	135,517	88,597	47,499	1,027,984
No FICO	7,766	6,553	3,741	5,873	3,008	1,323	28,264
Total auto loans	$733,760	$479,581	$263,060	$230,492	$157,044	$94,320	$1,958,257
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.
As of December 31, 2023 and 2022, accrued interest receivable on loans totaled $63.5 million and $58.1 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to “Note 12 – Accrued Interest Receivable and Other Assets” for more information on accrued interest receivable on loans.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 – ALLOWANCE FOR CREDIT LOSSES
OFG measures its ACL based on management’s best estimate of lifetime expected credit losses inherent in OFG’s relevant financial assets. The ACL is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weight given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. For more information on OFG’s credit loss accounting policies, including the ACL, see “Note 1 – Summary of Significant Accounting Policies”.
At December 31, 2023, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at December 31, 2023 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as auto loan portfolio credit trends and the evolution of risk ratings applied to the commercial loans and collateral changes in real estate portfolios. There are still many unknown variables, including the results of the government’s fiscal and monetary actions resulting from the effect of inflation and geopolitical tension.

As of December 31, 2023, the allowance for credit losses increased by $8.4 million when compared to December 31, 2022. The provision for credit losses for 2023 reflected a provision of $42.6 million related to the growth in loan balances, a provision of $13.1 million related to commercial-specific loan reserves, mainly in the US commercial loan portfolio, and $4.8 million associated with qualitative adjustments mostly to the auto loan and US commercial loan portfolios.

The net charge-offs for 2023, amounted to $51.8 million, an increase of $24.2 million when compared to 2022. The increase is mainly due to increases of $8.0 million in consumer loans, $7.0 million in auto loans, $6.0 million in commercial loans and $3.2 million in mortgage loans. During 2023, OFG charged-off $10.5 million of US commercial loans and $906 thousand for a small portfolio of non-performing small business commercial loans that were transferred to the held for sale category and sold subsequently; partially offset by a recovery of $3.7 million from the sale of older, previously fully charged-off auto and consumer loans.

The following tables present the activity in OFG’s allowance for credit losses by segment for 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of year	$39,158	$9,571	$23,264	$69,848	$141,841
Provision for (recapture of) credit losses	18,200	(2,031)	23,302	22,294	61,765
Charge-offs	(14,191)	(759)	(23,655)	(43,764)	(82,369)
Recoveries	874	1,217	4,175	25,107	31,373
Balance at end of year	$44,041	$7,998	$27,086	$73,485	$152,610
PCD:
Balance at beginning of year	$1,388	$9,359	$14	$71	$10,832
Provision for (recapture of) credit losses	901	(2,389)	518	(518)	(1,488)
Charge-offs	(2,794)	(317)	(621)	(170)	(3,902)
Recoveries	1,618	698	96	642	3,054
Balance at end of year	$1,113	$7,351	$7	$25	$8,496
Total allowance for credit losses at end of year	$45,154	$15,349	$27,093	$73,510	$161,106

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2022
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of year	$32,262	$15,299	$19,141	$65,363	$132,065
Provision for (recapture of) credit losses	19,076	(8,758)	16,084	16,016	42,418
Charge-offs	(13,380)	(284)	(15,198)	(32,662)	(61,524)
Recoveries	1,200	3,314	3,237	21,131	28,882
Balance at end of year	$39,158	$9,571	$23,264	$69,848	$141,841
PCD:
Balance at beginning of year	$4,508	$19,018	$34	$312	$23,872
(Recapture of) provision for credit losses	(6,855)	(10,629)	62	(588)	(18,010)
Charge-offs	(69)	(1,695)	(176)	(310)	(2,250)
Recoveries	3,804	2,665	94	657	7,220
Balance at end of year	$1,388	$9,359	$14	$71	$10,832
Total allowance for credit losses at end of year	$40,546	$18,930	$23,278	$69,919	$152,673

Total commercial charge-offs for 2022 included $12.3 million charge-offs that were previously reserved for four commercial loans; two of them were sold during 2022.

Total recoveries for 2022 included $2.8 million recovery from a Puerto Rico government public corporation PCD commercial loan repaid during the first quarter of 2022 and $1.1 million recoveries associated with the final settlement of the past due mortgage loans transferred to held for sale during the fourth quarter of 2021 and subsequently sold during the first quarter of 2022.

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

As a result of the decision to sell mortgage and commercial loans during 2021, OFG recognized $30.1 million in net charge-offs and an additional provision of $9.7 million, decreasing the ACL by $20.4 million.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at beginning of year	$11,214	$15,039	$11,596
Additions	10,216	7,872	18,221
Sales	(13,880)	(16,855)	(14,758)
Decline in value	(1,152)	(1,256)	(1,450)
Other adjustments	4,382	6,414	1,430
Balance at end of year	$10,780	$11,214	$15,039

NOTE 8 — PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2023 and 2022 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life (Years)	December 31,
		2023	2022
		(In thousands)
Land	—	$4,031	$4,031
Buildings and improvements	20 — 40	76,542	74,349
Leasehold improvements	1 — 10	19,145	17,901
Furniture and fixtures	3 — 10	21,377	23,460
Information technology and other	3 — 7	58,898	59,130
		179,993	178,871
Less: accumulated depreciation and amortization		(75,891)	(72,051)
		$104,102	$106,820
Depreciation and amortization of premises and equipment totaled $20.4 million, $15.8 million and $14.1 million for 2023, 2022 and 2021, respectively. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.
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
At December 31, 2023, the fair value of mortgage servicing rights was $49.5 million ($50.9 million — December 31, 2022).

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the changes in servicing rights measured using the fair value method for 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Fair value at beginning of year	$50,921	$48,973	$47,295
Servicing from mortgage securitization or asset transfers	2,560	3,998	6,089
Changes due to payments on loans	(4,163)	(5,312)	(6,738)
Changes in fair value due to changes in valuation model inputs or assumptions	202	3,262	2,327
Fair value at end of year	$49,520	$50,921	$48,973
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Constant prepayment rate	1.35% - 17.34%	3.43% - 21.20%	3.90% - 24.48%
Discount rate	10.00% - 15.50%	10.00% - 15.50%	10.00% - 15.50%
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	December 31,
	2023	2022
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$49,520	50,921
Weighted average life (in years)	7.3	7.8
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(928)	$(956)
Decrease in fair value due to 20% adverse change	$(1,821)	$(1,880)
Discount rate
Decrease in fair value due to 10% adverse change	$(1,999)	$(2,265)
Decrease in fair value due to 20% adverse change	$(3,856)	$(4,356)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing fees on mortgage loans for 2023, 2022 and 2021 totaled $19.0 million, $20.3 million and $21.4 million , respectively.

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

As of December 31, 2022, the notional amount of derivative contracts outstanding was $26.6 million with a gross fair value of $406 thousand, which was included in other assets in the consolidated statement of financial condition. The gross fair value of derivatives liabilities was zero at December 31, 2022. The impact of master netting agreements was not material. As of December 31, 2023, there were no derivative contracts outstanding.
NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Goodwill by reportable business segment is included in the table below. Refer to “Note 29 – OFG Bancorp (Holding Company Only) Financial Information” for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2021	$84,063	$2,006	$—	$86,069
Goodwill written off related to sale of business unit	—	(1,828)	—	(1,828)
December 31, 2022	$84,063	$178	$—	$84,241
December 31, 2023	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill as of December 31, 2023 and 2022. There were no accumulated impairment losses during 2023, 2022 and 2021.
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
OFG performed its annual impairment review of goodwill during the fourth quarter of 2023 using October 31, 2023 as the annual evaluation date and concluded that there was no impairment at December 31, 2023.
The following table reflects the components of other intangible assets subject to amortization at December 31, 2023 and 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
December 31, 2023
Core deposit intangibles	$41,507	$25,659	$15,848
Customer relationship intangibles	12,693	7,847	4,846
Total other intangible assets	$54,200	$33,506	$20,694
December 31, 2022
Core deposit intangibles	$41,507	$20,376	$21,131
Customer relationship intangibles	12,693	6,231	6,462
Total other intangible assets	$54,200	$26,607	$27,593

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with the acquisitions of insurance agencies. During 2023 and 2022, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at December 31, 2023 and 2022.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the years ended December 31, 2023, 2022 and 2021, was $6.9 million, $8.5 million and $9.8 million, respectively.
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2024	5,913
2025	4,927
2026	3,942
2027	2,956
2028	1,971
Thereafter	985

NOTE 12 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at December 31, 2023 and 2022 consists of the following:

	December 31,
	2023	2022
	(In thousands)
Loans	$63,526	$58,144
Investments	7,874	4,258
	$71,400	$62,402
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $20.2 million at December 31, 2023, of which $18.2 million corresponded to loans in current status. Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $21.8 million at December 31, 2022, of which $20.7 million corresponded to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At December 31, 2023 and 2022, the ACL for accrued interest receivable for loans that participated in moratorium programs amounted to $85 thousand and $144 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at December 31, 2023 and 2022 consist of the following:

	December 31,
	2023	2022
	(In thousands)
Prepaid expenses	$63,040	$54,875
Other repossessed assets	4,032	4,617
Accounts receivable and other assets	47,859	61,420
	$114,931	$120,912
Prepaid expenses amounting to $63.0 million at December 31, 2023, include prepaid municipal, property and income taxes aggregating to $54.7 million. At December 31, 2022 prepaid expenses amounted to $54.9 million, including prepaid municipal, property and income taxes aggregating to $47.2 million.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other repossessed assets totaled $4.0 million and $4.6 million at December 31, 2023 and 2022, respectively, and consist of repossessed automobiles, which are recorded at their net realizable value.
NOTE 13— DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of December 31, 2023 and 2022 consist of the following:

	December 31,
	2023	2022
	(In thousands)
Non-interest-bearing demand deposits	$2,537,431	$2,630,458
Interest-bearing savings and demand deposits	5,601,099	4,774,265
Retail certificates of deposit	1,083,316	979,545
Institutional certificates of deposit	378,143	172,725
Total core deposits	9,599,989	8,556,993
Brokered deposits	162,180	11,371
Total deposits	$9,762,169	$8,568,364
At December 31, 2023 and 2022, the aggregate amount of uninsured deposits was $4.885 billion (50% of total deposits), and $3.498 billion (41% of total deposits), respectively.
The weighted average interest rate of OFG’s deposits was 0.88% and 0.41%, respectively, at December 31, 2023 and 2022.
Interest expense for 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Demand and savings deposits	$48,722	$24,261	$23,713
Certificates of deposit	27,243	7,978	15,301
	$75,965	$32,239	$39,014
At December 31, 2023 and 2022, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $747.2 million and $384.4 million, respectively.
In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an inflow of liquidity. At December 31, 2023 and 2022, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.616 billion and $284.2 million, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.645 billion and $367.3 million at December 31, 2023 and 2022, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $3.0 million and $682 thousand, the scheduled maturities of certificates of deposit at December 31, 2023 and 2022 are as follows:

December 31, 2023
	Year-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$457,533	$115,392
Over 3 months through 6 months	195,902	61,245
Over 6 months through 1 year	329,758	113,524
	983,193	290,161
Over 1 through 2 years	467,348	201,478
Over 2 through 3 years	94,450	13,971
Over 3 through 4 years	29,514	1,379
Over 4 through 5 years	45,575	4,665
Over 5 years	608	—
	$1,620,688	$511,654

December 31, 2022
	Year-end amount	Uninsured amount
	(In thousands)

Within one year:
Three months or less	$238,776	$29,503
Over 3 months through 6 months	152,940	18,238
Over 6 months through 1 year	262,976	59,093
	654,692	106,834
Over 1 through 2 years	279,034	64,109
Over 2 through 3 years	136,732	26,481
Over 3 through 4 years	51,505	8,276
Over 4 through 5 years	39,888	2,230
Over 5 years	1,108	—
	$1,162,959	$207,930
The tables of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $564 thousand and $495 thousand as of December 31, 2023 and 2022, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2023 and 2022, these advances were secured by mortgage and commercial loans amounting to $1.0 billion and $951.1 million, respectively. Also, at December 31, 2023 and 2022, OFG had an additional borrowing capacity with the FHLB of $446.0 million and $628.1 million, respectively. At December 31, 2023 and 2022, the weighted average remaining maturity of FHLB advances was 1.2 years and 3 days, respectively. The original terms of the outstanding long-term advances at December 31, 2023 is 2 years.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $768 thousand and $103 thousand at December 31, 2023 and 2022, respectively:

	December 31,
	2023	2022
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.46%	$—	$26,613
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.52%	200,000	—
	$200,000	$26,613
Advances from FHLB mature as follows:

	December 31,
	2023	2022
	(In thousands)
Under 90 days	$—	$26,613
Over one to three years	200,000	—
	$200,000	$26,613
NOTE 15 — EMPLOYEE BENEFIT PLANS
OFG offers three profit-sharing plans, participation is according to the employment region; Puerto Rico, the United States mainland (the “US”) and the USVI (collectively, the “Plans”). The Puerto Rico employee plan contains a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the Puerto Rico Internal Revenue Code of 2011, as amended, (the “PR Code”), and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “US Code”). Under this plan, participants were permitted to contribute up to $20,000 in 2023.
The US and USVI profit-sharing plans provide a cash or deferred arrangement qualified under Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “US Code”). Under these plans, participants were permitted to contribute up to $22,500 in 2023.
The Plans are subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”) and cover all full-time employees of OFG who are 21 or older, and at least have three months of employment. OFG’s matching contribution is 50 cents for each dollar contributed by an employee, up to 8% of such employee’s base salary. Each Plan is invested in accordance with the employee’s decision among the available investment alternatives provided by the Plans. The Plans are entitled to acquire and hold qualifying employer securities as part of their investment of the trust assets pursuant to ERISA Section 407. OFG’s contribution becomes 100% vested once the employee completes three years of service. During 2023, 2022 and 2021, OFG contributed $2.7 million, $2.4 million and $2.3 million, respectively, in cash to the Plans.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Also, OFG offers to its senior management a non-qualified deferred compensation plan, whereby participants can defer taxable income. Both the employer and the employee have flexibility because non-qualified plans are generally not be subject to ERISA and the PR Code and the US Code contribution limits and discrimination tests in terms of who must be included in the plan. Under this plan, the employee’s current taxable income is reduced by the amount being deferred. Generally, funds deposited in a deferred compensation plan can accumulate without current income tax to the individual. Income taxes are due when the funds are withdrawn.
NOTE 16 — RELATED PARTY TRANSACTIONS
OFG grants loans to its directors and executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for 2023, 2022, and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at the beginning of year	$32,792	$25,915	$21,112
New loans and disbursements	507	9,706	8,233
Repayments	(5,816)	(2,829)	(3,430)
Balance at the end of year	$27,483	$32,792	$25,915
OFG also hired professional services amounting to $3.3 million, $4.3 million and $5.0 million for 2023, 2022, and 2021, respectively, from a related party.
OFG, through its banking subsidiary, entered into a commitment to make an equity investment in a limited partnership classified as a small business investment company. The partnership is managed by a Puerto Rico limited liability company, as general partner, which is led by a group of investment professionals, including a person related to a member of OFG’s Board of Directors. OFG, as limited partner, committed to the partnership $3.0 million. At December 31, 2023 and 2022, OFG’s investment in the partnership amounted to $2.5 million and $2.4 million, respectively.
NOTE 17 — INCOME TAXES
OFG is subject to the provisions of the PR Code. The PR Code imposed a maximum statutory corporate tax rate of 37.5%. OFG has operations in the mainland United States through its wholly owned subsidiaries OPC, OFG Ventures and OFG USA and has two branches in the USVI. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OPC is subject to Florida state taxes, OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, during 2021, OFG incorporated in Grand Cayman, as a foreign wholly owned subsidiary, OFG Reinsurance. OFG Reinsurance is tax exempt in Grand Cayman. Effective December 30, 2022, OFG sold its pension plan administration operations in OPC and thereafter OPC ceased its operations.
Under the PR Code, all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. OFG and its subsidiaries organized under the laws of Puerto Rico are subject to Puerto Rico regular income tax or the AMT on income earned from all sources. OFG’s subsidiaries organized outside of Puerto Rico are taxed in Puerto Rico only with respect to income from Puerto Rico sources or effectively connected to a Puerto Rico trade or business. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The components of income tax expense for 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current income tax expense	$16,027	$16,740	$4,836
Deferred income tax expense	67,349	61,126	63,616
Total income tax expense	$83,376	$77,866	$68,452
In relation to the exempt income level, the Bank’s investment securities portfolio and loans portfolio generated net tax-exempt interest income of $28.6 million, $26.3 million and $14.4 million during 2023, 2022, and 2021, respectively. OIB generated exempt income of $3.9 million, $4.4 million and $9.5 million for 2023, 2022, and 2021, respectively.
OFG maintained an effective tax rate lower than statutory rate for 2023, mainly related to exempt investments, doing business through OFG's subsidiaries that are fully exempt or have a lower statutory tax rate, and changes in the valuation allowance of OFG.
OFG’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Income tax expense at statutory rates	$99,468	37.50%	$91,539	37.50%	$80,476	37.50%
Tax of exempt income, net	(12,201)	-4.60%	(11,523)	-4.72%	(9,489)	-4.42%
Disallowed net operating loss carryover	(350)	-0.13%	(267)	(0.11)%	(179)	(0.08)%
Change in valuation allowance	(1,554)	-0.59%	(502)	(0.21)%	803	0.37%
Unrecognized tax benefits, net	69	0.03%	69	0.03%	70	0.03%
Capital gain at preferential rate	472	0.18%	(787)	-0.32%	(3)	—%
Tax rate difference (ordinary vs capital)	(817)	-0.31%	(247)	-0.10%	(480)	-0.22%
Return to provision adjustments	(721)	-0.27%	(407)	-0.17%	(933)	-0.43%
Difference in tax rates due to multiple jurisdictions	(963)	-0.36%	—	—%	187	0.09%
Other items, net	(27)	-0.02%	(9)	—%	(2,000)	-0.94%
Income tax expense	$83,376	31.43%	$77,866	31.90%	$68,452	31.90%
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At December 31, 2023, the amount of unrecognized tax benefits was $936 thousand (December 31, 2022 - $867 thousand). OFG had accrued $69 thousand at December 31, 2023 (December 31, 2022 - $69 thousand) for the payment of interest and penalties related to unrecognized tax benefits.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at beginning of year	$867	$798	$728
Additions for tax positions of prior years	69	69	70
Balance at end of year	$936	$867	$798
OFG follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals of litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The amount of unrecognized tax benefits may increase or decrease in the future due to new or current tax year positions, expiration of open income tax returns, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity. For 2023, there was a net increase in unrecognized tax benefit of $69 thousand.
The statute of limitations under the PR Code is four years and the statute of limitations for federal tax purposes is three years, after a tax return is due or filed, whichever is later. OFG is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2019 to 2022, until the applicable statute of limitations expires. In addition, OFG’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2020 to 2022. Tax audits by their nature are often complex and can require several years to complete.
The determination of the deferred tax expense or benefit is generally based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of OFG’s net deferred tax assets assumes that OFG will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, OFG may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Significant components of OFG’s deferred tax assets and liabilities as of December 31, 2023, and 2022 were as follows:

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Allowance for credit losses and other reserves	$58,612	$57,273
Scotiabank PR discount	463	1,453
Loans and other real estate valuation adjustment	1,905	2,313
Deferred loan charge-offs	16,147	72,376
Net operating loss carry forwards	6,548	9,022
Alternative minimum tax	13,553	14,467
Unrealized net loss on available-for-sale securities	11,525	16,422
Goodwill	3,542	10,252
Acquired portfolio	37,374	45,761
Other assets allowances	1,692	1,538
Other deferred tax assets	16,344	16,570
Total gross deferred tax asset	167,705	247,447
Less: valuation allowance	(7,589)	(9,143)
Net gross deferred tax assets	160,116	238,304
Deferred tax liabilities:
Acquired loans tax basis	(137,143)	(137,195)
FDIC-assisted Eurobank acquisition, net	(5,481)	(5,760)
Customer deposit and customer relationship intangibles	(4,943)	(7,314)
Building valuation adjustment	(6,104)	(6,540)
Unrealized net gain included in other comprehensive income	—	(152)
Servicing asset	(15,516)	(16,041)
Other deferred tax liabilities	(8,450)	(9,817)
Total gross deferred tax liabilities	(177,637)	(182,819)
Net deferred tax (liability) asset	$(17,521)	$55,485

The net deferred tax liability shown in the table above at December 31, 2023 is reflected in the consolidated balance sheet as $4.9 million in deferred tax assets, net of a valuation allowance of $7.0 million, and $22.4 million in the deferred tax liabilities, net with a valuation allowance of $569 thousand, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. As of December 31, 2022, OFG’s net deferred tax asset, net of a valuation allowance of $9.1 million, amounted to $55.5 million. The decrease in valuation allowance of $1.6 million was mainly related to additional taxable income in OFG’s operations. OFG has $6.5 million in deferred tax asset related to net operating loss carry forwards (“NOL”), which has a valuation allowance of $6.4 million. The NOL has expiration dates between 2024 and 2032. There is a small portion of NOL of approximately $130 thousand that does not have an expiration date. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2023. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

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
On March 27, 2020, in response to the Covid-19 pandemic, U.S. banking regulators issued an interim final rule that OFG adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2021 and 2022 (i.e., a five-year transition period). During the two-year delay, OFG added back to CET1 capital 100 percent of the initial adoption impact of CECL plus 25 percent of the cumulative quarterly changes in the ACL (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL is being phased out of CET1 capital over a three-year period.
As of December 31, 2023 and 2022, OFG and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2023 and 2022, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG’s and the Bank’s actual capital amounts and ratios as of December 31, 2023 and 2022 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of December 31, 2023
Total capital to risk-weighted assets	$1,278,537	15.37%	$873,369	10.50%	$831,780	10.00%
Tier 1 capital to risk-weighted assets	$1,174,205	14.12%	$707,013	8.50%	$665,424	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,174,205	14.12%	$582,246	7.00%	$540,657	6.50%
Tier 1 capital to average total assets	$1,174,205	11.03%	$425,911	4.00%	$532,389	5.00%
As of December 31, 2022
Total capital to risk-weighted assets	$1,132,658	14.89%	$798,574	10.50%	$760,547	10.00%
Tier 1 capital to risk-weighted assets	$1,037,385	13.64%	$646,465	8.50%	$608,437	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,037,385	13.64%	$532,383	7.00%	$494,355	6.50%
Tier 1 capital to average total assets	$1,037,385	10.36%	$400,445	4.00%	$500,557	5.00%

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2023
Total capital to risk-weighted assets	$1,179,164	14.27%	$867,797	10.50%	$826,474	10.00%
Tier 1 capital to risk-weighted assets	$1,075,487	13.01%	$702,503	8.50%	$661,179	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,075,487	13.01%	$578,532	7.00%	$537,208	6.50%
Tier 1 capital to average total assets	$1,075,487	10.20%	$421,660	4.00%	$527,075	5.00%
As of December 31, 2022
Total capital to risk-weighted assets	$1,028,126	13.61%	$793,124	10.50%	$755,356	10.00%
Tier 1 capital to risk-weighted assets	$933,494	12.36%	$642,053	8.50%	$604,285	8.00%
Common equity tier 1 capital to risk-weighted assets	$933,494	12.36%	$528,749	7.00%	$490,981	6.50%
Tier 1 capital to average total assets	$933,494	9.42%	$396,525	4.00%	$495,656	5.00%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 19 – EQUITY-BASED COMPENSATION PLAN
The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents, as well as equity-based performance awards.
The activity in outstanding options for 2023, 2022, and 2021 is set forth below:

	Year Ended December 31,
	2023		2022		2021
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Beginning of year	234,950	$16.38	338,494	$15.76	481,444	$15.10
Options exercised	(218,350)	16.34	(103,544)	14.34	(140,850)	13.51
Options forfeited	—	—	—	—	(2,100)	16.55
End of year	16,600	$16.92	234,950	$16.38	338,494	$15.76
The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2023:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Life Remaining (Years)	Number of Options	Weighted Average Exercise Price
14.09 to 16.90	6,400	16.10	0.2	6,400	16.10
16.91 to 19.71	10,200	17.44	1.2	10,200	17.44
	16,600	$16.92	0.8	16,600	$16.92
Aggregate Intrinsic Value	$341,240			$341,240
There were no options granted during 2023, 2022 and 2021. The average fair value of each option granted would have been estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in OFG’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.
The following table summarizes the activity in restricted units under the Omnibus Plan for 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
	Restricted Units	Weighted Average Grant Date Fair Value	Restricted Units	Weighted Average Grant Date Fair Value	Restricted Units	Weighted Average Grant Date Fair Value
Beginning of year	408,832	$22.27	511,740	$19.35	529,770	$15.58
Restricted units granted	204,048	27.84	178,281	27.89	205,440	18.76
Restricted units lapsed	(181,692)	20.85	(277,866)	17.08	(218,188)	13.85
Restricted units forfeited	(20,191)	25.18	(3,323)	22.89	(5,282)	19.38
End of year	410,997	$25.43	408,832	$22.27	511,740	$19.35
The total unrecognized compensation cost related to non-vested restricted units to members of management at December 31, 2023 was $5.8 million and is expected to be recognized over a weighted-average period of 1.7 years.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 20 – STOCKHOLDERS’ EQUITY
Common Stock
At both December 31, 2023 and 2022, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both December 31, 2023 and 2022, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2023 and 2022, the Bank’s legal surplus amounted to $151.0 million and $133.9 million, respectively. During 2023, OFG transferred $17.1 million to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2022, OFG announced the approval by the Board of Directors of a stock repurchase program for the purchase of up to $100 million of its outstanding shares of common stock. The shares of common stock repurchased are held by OFG as treasury shares. During 2023, OFG repurchased 743,699 shares for a total of $18.7 million at an average price of $25.08 per share. During 2022, OFG repurchased 2,351,868 shares for a total of $64.1 million, at an average price of $27.26 per share. During 2021, OFG repurchased 2,052,429 shares under the $50.0 million repurchase program approved at that time for a total of $49.9 million, at an average price of $24.49 per share.
At December 31, 2023, the number of shares that may yet be purchased under the $100 million program is estimated at 459,898 and was calculated by dividing the remaining balance of $17.2 million by $37.48 (closing price of OFG’s common stock at December 31, 2023).
OFG did not repurchase any shares of its common stock during the 2023, 2022 and 2021, other than through its publicly announced stock repurchase program.
The activity in connection with common shares held in treasury by OFG for 2023, 2022 and 2021 is set forth below:

	Year Ended December 31,
	2023		2022		2021
	Shares	Dollar Amount	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of year	12,303,859	$211,135	10,248,882	$150,572	8,498,163	$102,949
Common shares used upon lapse of restricted stock units and options	(227,480)	(1,438)	(296,891)	(3,547)	(301,710)	(2,249)
Common shares repurchased as part of the stock repurchase programs	743,699	18,653	2,351,868	64,110	2,052,429	49,872
End of year	12,820,078	$228,350	12,303,859	$211,135	10,248,882	$150,572

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of December 31, 2023 and 2022 consisted of:

	December 31,
	2023	2022
	(In thousands)
Unrealized loss on securities available-for-sale	$(78,497)	$(110,036)
Income tax effect of unrealized loss on securities available-for-sale	11,484	16,373
Net unrealized loss on securities available-for-sale	(67,013)	(93,663)
Unrealized gain on cash flow hedges	—	406
Income tax effect of unrealized gain on cash flow hedges	—	(152)
Net unrealized gain on cash flow hedges	—	254
Accumulated other comprehensive loss, net of income taxes	$(67,013)	$(93,409)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(93,663)	$254	$(93,409)
Other comprehensive income (loss) before reclassifications	27,792	(5,647)	22,145
Amounts reclassified out of accumulated other comprehensive loss	(1,142)	5,393	4,251
Other comprehensive income (loss)	26,650	(254)	26,396
Ending balance	$(67,013)	$—	$(67,013)

	Year Ended December 31, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$5,663	$(503)	$5,160
Other comprehensive (loss) income before reclassifications	(99,087)	24	(99,063)
Amounts reclassified out of accumulated other comprehensive income	(239)	733	494
Other comprehensive (loss) income	(99,326)	757	(98,569)
Ending balance	$(93,663)	$254	$(93,409)

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2021
	Net unrealized gains on Securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive (loss) income
	(In thousands)
Beginning balance	$12,092	$(1,070)	$11,022
Other comprehensive loss before reclassifications	(6,454)	(1,074)	(7,528)
Amounts reclassified out of accumulated other comprehensive income	25	1,641	1,666
Other comprehensive (loss) income	(6,429)	567	(5,862)
Ending balance	$5,663	$(503)	$5,160
The following table presents reclassifications out of accumulated other comprehensive loss for 2023, 2022 and 2021:

	Amount reclassified out of accumulated other comprehensive loss Year Ended December 31,			Affected Line Item in Consolidated Statement of Operations

	2023	2022	2021
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$5,393	$733	$1,641	Net interest expense
Available-for-sale securities:
(Loss) gain on sale of investments	(1,149)	(247)	19	Net (loss) gain on sale of securities
Tax effect from changes in tax rates	7	8	6	Income tax expense
	$4,251	$494	$1,666

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 22 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Net income	$181,872	$166,239	$146,151
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	—	—	(1,255)
Income available to common shareholders	$181,872	$166,239	$144,896

Average common shares outstanding	47,258	48,033	50,956
Effect of dilutive securities:
Average potential common shares-options	294	403	414
Total weighted average common shares outstanding and equivalents	47,552	48,436	51,370
Earnings per common share - basic	$3.85	$3.46	$2.85
Earnings per common share - diluted	$3.83	$3.44	$2.81

For 2023, 2022 and 2021 weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to 8,695, 1,279 and 3,175, respectively.
During 2023, OFG increased its quarterly common stock cash dividend to $0.22 per share from $0.20 per share at December 31, 2022.
NOTE 23 – GUARANTEES
At December 31, 2023 and 2022, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $24.0 million and $24.7 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to FHLMC's, GNMA's, and FNMA's residential mortgage loan sales and securitization programs. At December 31, 2023 and 2022, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under the residential mortgage loan sales programs was $98.7 million and $110.9 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At December 31, 2023, OFG's liability for estimated credit losses related to loans sold with credit recourse amounted to $102 thousand (December 31, 2022– $147 thousand). On May 1, 2023, OFG and a third-party servicer terminated a subservicing agreement by mutual agreement. Pursuant to such termination, the third-party servicer assumed the direct servicing of the subserviced loans pursuant to FNMA's residential mortgage loans sales program, thereby relieving OFG of its corresponding recourse obligation under that program.
The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at beginning of year	$147	$294	$218
Net recoveries (charge-offs/terminations)	(45)	(147)	76
Balance at end of year	$102	$147	$294

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case OFG is obligated to repurchase the loan.
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2023, 2022 and 2021, OFG repurchased $1.2 million, $1.5 million and $3.1 million, respectively, in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During 2023, OFG repurchased $9.6 million (December 31, 2022 –$24.2 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to such credit recourse provision. At December 31, 2023 and 2022, OFG had a $405 thousand and a $1.4 million liability, respectively, for the estimated credit losses related to these loans.
During 2023, 2022 and 2021, OFG recognized $220 thousand and $148 thousand in gains and $157 thousand in losses, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $678 thousand in gains, $281 thousand and $4.3 million in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At December 31, 2023, OFG serviced $5.6 billion (December 31, 2022 - $5.8 billion) in mortgage loans for third parties. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At December 31, 2023, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $4.2 million (December 31, 2022 - $7.8 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. OFG uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Credit-related financial instruments at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(In thousands)
Commitments to extend credit	$1,255,695	$1,403,118
Commercial letters of credit	119	1,082
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
At December 31, 2023 and 2022, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2023 and 2022, is as follows:

	December 31,
	2023	2022
	(In thousands)
Standby letters of credit and financial guarantees	$23,970	$24,749
Loans sold with recourse	98,685	110,891
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
At December 31, 2023 and 2022, the ACL for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $1.2 million and $734 thousand, respectively, and is included in other liabilities in the statement of financial condition.
At December 31, 2023 and 2022, OFG maintained other non-credit commitments amounting to $18.9 million and $21.5 million, respectively, primarily for the acquisition of equity securities. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are table stakes and require to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At December 31, 2023 and 2022, OFG had commitments for capital expenditures in technology amounting to $7.8 million and $8.6 million, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At December 31, 2023 and 2022, this accrued liability amounted to $817 thousand and $2.4 million, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
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
NOTE 25— OPERATING LEASES
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
Operating Lease Cost

	Year Ended December 31,
	2023	2022	2021	Statement of Operations Classification
	(In thousands)
Lease costs	$10,414	$10,467	$11,417	Occupancy and equipment
Variable lease costs	1,452	1,529	1,881	Occupancy and equipment
Short-term lease costs	529	565	859	Occupancy and equipment
Lease income	(123)	(226)	(442)	Occupancy and equipment
Total lease costs	$12,272	$12,335	$13,715

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Operating Lease Assets and Liabilities

	December 31,
	2023	2022	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$21,725	$25,363	Operating lease right-of-use assets
Lease Liabilities	$24,029	$27,370	Operating leases liabilities

	December 31,
	2023	2022
	(In thousands)
Weighted-average remaining lease term	5.1 years	5.1 years
Weighted-average discount rate	7.0%	6.8%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2023 were as follows:

Minimum Rent
As of December 31, 2023	(In thousands)
2024	$8,298
2025	6,122
2026	4,019
2027	3,180
2028	2,383
Thereafter	5,150
Total lease payments	$29,152
Less imputed interest	5,123
Present value of lease liabilities	$24,029
OFG, as lessor, leases and subleases real property to tenants under operating leases. As of December 31, 2023, no material lease concessions have been granted to tenants. As of December 31, 2023, OFG, as lessee, has not requested any lease concessions.
NOTE 26 - FAIR VALUE OF FINANCIAL INSTRUMENTS
OFG follows the fair value measurement framework under GAAP.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment securities
The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC) (“ICE”). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2, depending on the basis for determining fair value. At December 31, 2022, OFG held one security categorized as other debt that was classified as Level 3. The estimated fair value of this security was determined by using an adjusted third-party model to calculate the present value of projected future cash flows. The assumptions were highly uncertain and included primarily market discount rates and current spread. The assumptions used were drawn from similar securities that were actively traded in the market and have similar risk characteristics. The valuation was performed on a quarterly basis. At December 31, 2023 there was one security held-to-maturity, carried at amortized cost with no ACL established, classified as Level 3.
Derivative instruments
The fair value of the interest rate swaps was largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values were not necessarily indicative of the future impact of derivative instruments on earnings. This depended, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The fair value of most of these derivative instruments was based on observable market parameters, which included discounting the instruments’ cash flows using the U.S. dollar LIBOR-based discount rates (or its fallback benchmark when applicable), and also applying yield curves that accounted for the industry sector and the credit rating of the counterparty and/or OFG. Certain other derivative instruments with limited market activity were valued using externally developed models that considered unobservable market parameters. Based on their valuation methodology, derivative instruments were classified as Level 2. At December 31, 2023 there were no derivative instruments outstanding.
Servicing assets
Servicing assets do not trade in an active market with readily observable prices. Servicing assets are priced using a discounted cash flow model. The valuation model considers servicing fees, portfolio characteristics, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, cost to service, and other economic factors. Due to the unobservable nature of certain valuation inputs, the servicing rights are classified as Level 3.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$296,799	$1,802,465	$—	$2,099,264
Trading securities	—	13	—	13
Money market investments	4,623	—	—	4,623
Servicing assets	—	—	49,520	49,520
	$301,422	$1,802,478	$49,520	$2,153,420
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$8,027	$8,027
Foreclosed real estate	—	—	10,780	10,780
Other repossessed assets	—	—	4,032	4,032
Other loans held for sale	$—	$—	28,345	28,345
	$—	$—	$51,184	$51,184

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$309,133	$1,103,237	$406	$1,412,776
Trading securities	—	9	—	9
Money market investments	4,161	—	—	4,161
Derivative assets	—	406	—	406
Servicing assets	—	—	50,921	50,921
	$313,294	$1,103,652	$51,327	$1,468,273
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$8,805	$8,805
Foreclosed real estate	—	—	11,214	11,214
Other repossessed assets	—	—	4,617	4,617
Mortgage loans held for sale	—	—	19,499	19,499
Other loans held for sale	$—	$—	$21,088	21,088
	$—	$—	$65,223	$65,223
The fair value information included in the tables above for non-recurring fair value measurements is not as of year-end. Instead, it is as of the date that the fair value measurement was recorded during 2023 and 2022, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2023, 2022 and 2021:
Level 3 Instruments Only

	Year Ended December 31,
	2023			2022			2021
	Other debt securities available for sale	Servicing Assets	Total	Other debt securities available for sale	Servicing Assets	Total	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning year	$406	$50,921	$51,327	$1,530	$48,973	$50,503	—	$47,295	$47,295
New instruments acquired	—	2,560	2,560	376	3,998	4,374	—	6,089	6,089
Transfer from Level 2	—	—	—	—	—	—	1,500	—	1,500
Principal repayments and amortization	—	(4,163)	(4,163)	—	(5,312)	(5,312)	—	(6,738)	(6,738)
Instrument converted to equity security	(406)	—	(406)	(1,581)	—	(1,581)	—	—	—
Gains included in earnings	—	202	202	—	3,262	3,262	—	2,327	2,327
Gains included in other comprehensive income	—	—	—	81	—	81	30	—	$30
Balance at end of year	$—	$49,520	$49,520	$406	$50,921	$51,327	$1,530	$48,973	$50,503

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During 2021, OFG transferred from level 2 to level 3 a $1.5 million convertible note classified as other debt securities. Subsequently, during 2022, this security was converted to an equity security.
Servicing assets gains included in earnings during 2023, 2022 and 2021 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 9 – Servicing Assets.
During 2023, 2022 and 2021, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.
The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at December 31, 2023 and 2022:

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$49,520	Cash flow valuation	Constant prepayment rate	1.35% - 17.34%	6.12%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$8,027	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	17.00%

Foreclosed real estate	$10,780	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	12.67%

Other repossessed assets	$4,032	Fair value of property or collateral	Estimated net realizable value less disposition costs	31.00% - 77.00%	57.72%

Other loans held for sale	$28,345	Bids or sales contract prices	Estimated market value	52.00% - 103.20%	84.80%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Other debt securities available-for-sale	$406	Cash flow valuation	Credit Rating	Baa1 - Baa3	Baa2
			Probability of Default Rate	0.15% - 2.12%	0.15%
			Recovery Rate	34.73%	34.73%

Servicing assets	$50,921	Cash flow valuation	Constant prepayment rate	3.43% - 21.20%	5.66%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$8,805	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 51.20%	17.11%

Foreclosed real estate	$11,214	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	11.81%

Other repossessed assets	$4,617	Fair value of property or collateral	Estimated net realizable value less disposition costs	22.00% - 80.00%	58.49%

Mortgage loans held for sale	$19,499	Fair value of property	Estimated net realizable value	83.25% - 102.43%	71.86%

Other loans held for sale	$21,088	Bids or sales contract prices	Estimated market value	100.00% - 103.20%	74.65%
Information about Sensitivity to Changes in Significant Unobservable Inputs
Other debt security available for sale- The significant unobservable inputs used in the fair value measurement of one of OFG's other debt securities at December 31, 2022 was a DFC methodology. DFC is a valuation method that uses the concept of the time value of money. The methodology used the future cash flows discounted through a yield to obtain a net present value. Assumptions applied in the model were obtained from Moody's Default Trends.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The estimated fair value and carrying value of OFG’s financial instruments at December 31, 2023 and 2022 was as follows:

	December 31,
	2023		2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$748,173	$748,173	$550,307	$550,307
Restricted cash	$—	$—	$157	$157
Investment securities available-for-sale	$296,799	$296,799	$309,133	$309,133
Level 2
Financial Assets:
Trading securities	$13	$13	$9	$9
Investment securities available-for-sale	$1,802,465	$1,802,465	$1,103,237	$1,103,237
Investment securities held-to-maturity	$455,709	$514,024	$469,186	$535,070
Federal Home Loan Bank (FHLB) stock	$14,488	$14,488	$6,005	$6,005
Equity securities	$23,981	$23,981	$17,662	$17,662
Derivative assets	$—	$—	$406	$406
Level 3
Financial Assets:
Investment securities available for sale	$—	$—	$406	$406
Investment securities held-to-maturity	$35,055	$35,000	$—	$—
Total loans (including loans held-for-sale)	$7,282,214	$7,401,618	$6,467,878	$6,723,236
Accrued interest receivable	$71,400	$71,400	$62,402	$62,402
Servicing assets	$49,520	$49,520	$50,921	$50,921
Accounts receivable and other assets	$47,859	$47,859	$61,014	$61,014
Financial Liabilities:
Deposits	$9,767,068	$9,762,169	$8,556,300	$8,568,364
Advances from FHLB	$199,184	$200,768	$26,716	$26,716
Other borrowings	$2	$2	$318	$318
Accrued expenses and other liabilities	$115,985	$115,985	$124,999	$124,999

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2023 and 2022:
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
•The fair value of investment securities, including trading securities, is based on quoted market prices, when available or prices provided from contracted pricing providers, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the AFICA bond in other debt securities held-to-maturity is determined by using a detailed discounted cash flow valuation model to calculate the present value of projected future cash flows. The credit losses are recorded using the ACL methodology. This involves comparing the amortized cost of the securities with the fair value of the expected future cash flows. Several assumptions requiring a high degree of judgment include the selection of market discount rates, the determination of current credit spread, and the estimation of both the probability of default and loss given default rates. The estimated fair value of the convertible note in other debt securities available-for-sale outstanding at December 31, 2022 was determined by using an adjusted third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used the performance of the collateral underlying each deal. The valuation, which was obtained at least on a quarterly basis, was analyzed and its assumptions were evaluated and incorporated in either an internal-based valuation model, when deemed necessary, or compared to counterparties’ prices and agreed by management. Equity securities do not have readily available fair values and are measured at cost, less any impairment.
•The fair value of servicing asset is estimated by using a cash flow valuation model, which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
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
•The fair value of the loan portfolio (including loans held-for-sale and non-performing loans) is based on the exit market price, which is estimated by segregating by loan type, such as mortgage, commercial, consumer, auto and leasing. The fair value is calculated by discounting contractual cash flows; this discount rate used considers a capital adjustment as well as other premiums for systemic risk, servicing costs, modeling & uncertainty risk, and impairment uncertainty.

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
NOTE 27 – BUSINESS SEGMENTS
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, OFG Reinsurance and OPC. The core operations of this segment are financial planning, securities brokerage services, investment advisory services, insurance, corporate and individual trust and retirement services, as well as retirement plan administration services up to December 31, 2022, when OPC sold its retirement plan administration business.

The Treasury segment encompasses all of OFG’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.
Following are the results of operations and the selected financial information by operating segment for 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$567,809	$28	$95,477	$663,314	$(14,434)	$648,880
Interest expense	(73,480)	—	(28,964)	(102,444)	14,434	(88,010)
Net interest income	494,329	28	66,513	560,870	—	560,870
Provision for credit losses	60,255	—	383	60,638	—	60,638
Non-interest income, net	97,099	32,433	(1,151)	128,381	—	128,381
Non-interest expenses	(344,488)	(15,427)	(3,450)	(363,365)	—	(363,365)
Intersegment revenue	1,641	—	—	1,641	(1,641)	—
Intersegment expenses	—	(1,011)	(630)	(1,641)	1,641	—
Income before income taxes	$188,326	$16,023	$60,899	$265,248	$—	$265,248
Income tax expense	83,242	34	100	83,376	—	83,376
Net income	$105,084	$15,989	$60,799	$181,872	$—	$181,872
Total assets	$9,154,201	$38,261	$3,304,204	$12,496,666	$(1,152,213)	$11,344,453
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, an international banking entity organized pursuant to the Puerto Rico International Banking Center Regulatory Act, as amended, which operates as a unit within the Bank. The time deposit with a balance of $300.3 million and $470.2 million at December 31, 2023 and 2022, respectively, is included in the Treasury Segment with its corresponding interest expense, to fund Oriental Overseas operations, which is included in the Banking Segment with its corresponding interest income, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year was mainly as a result of the FRB federal funds rate increases and higher average balance.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2022
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$465,177	$21	$56,955	$522,153	$(6,580)	$515,573
Interest expense	$(31,926)	$—	$(8,147)	$(40,073)	$6,580	$(33,493)
Net interest income	$433,251	$21	$48,808	$482,080	$—	$482,080
Provision for credit losses	$24,111	$—	$8	$24,119	$—	$24,119
Non-interest income, net	$98,407	$33,481	$(198)	$131,690	$—	$131,690
Non-interest expenses	$(323,125)	$(19,206)	$(3,215)	$(345,546)	$—	$(345,546)
Intersegment revenue	$2,187	$—	$—	$2,187	$(2,187)	$—
Intersegment expenses	$—	$(1,497)	$(690)	$(2,187)	$2,187	$—
Income before income taxes	$186,609	$12,799	$44,697	$244,105	$—	$244,105
Income tax expense	$77,731	$97	$38	$77,866	$—	$77,866
Net income	$108,878	$12,702	$44,659	$166,239	$—	$166,239
Total assets	$8,347,767	$23,085	$2,432,549	$10,803,401	$(984,621)	$9,818,780

	Year Ended December 31, 2021
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$432,375	$30	$17,072	$449,477	$(278)	$449,199
Interest expense	$(38,711)	$—	$(3,396)	$(42,107)	$278	$(41,829)
Net interest income	$393,664	$30	$13,676	$407,370	$—	$407,370
Provision for (recapture of) credit losses	$1,342	$—	$(1,121)	$221	$—	$221
Non-interest income, net	$98,950	$35,625	$(1,365)	$133,210	$—	$133,210
Non-interest expenses	$(300,568)	$(20,941)	$(4,247)	$(325,756)	$—	$(325,756)
Intersegment revenue	$2,355	$—	$—	$2,355	$(2,355)	$—
Intersegment expenses	$—	$(1,269)	$(1,086)	$(2,355)	$2,355	$—
Income before income taxes	$193,059	$13,445	$8,099	$214,603	$—	$214,603
Income tax expense	$68,409	$—	$43	$68,452	$—	$68,452
Net income	$124,650	$13,445	$8,056	$146,151	$—	$146,151
Total assets	$8,041,725	$32,082	$2,894,612	$10,968,419	$(1,068,699)	$9,899,720

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 28 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Banking service revenues:
Electronic banking fees	$54,109	$54,639	$55,968
Checking accounts fees	8,924	8,933	8,593
Savings accounts fees	1,334	1,265	1,141
Credit life commissions	318	724	469
Branch service commissions	1,538	1,456	1,467
Servicing and other loan fees	3,120	3,222	3,256
International fees	720	902	794
Miscellaneous income	15	20	18
Total banking service revenues	70,078	71,161	71,706

Wealth management revenue:
Insurance income	17,178	15,084	14,647
Broker fees	7,375	6,793	8,213
Trust fees	8,402	10,013	11,303
Retirement plan and administration fees	35	745	881
Total wealth management revenue	32,990	32,635	35,044

Mortgage banking activities:
Net servicing fees	15,077	18,258	16,818
Net gains on sale of mortgage loans and valuation	2,993	3,786	10,119
Net gain (loss) on repurchased loans and other	717	(115)	(4,429)
Total mortgage banking activities	18,787	21,929	22,508
Total banking and financial service revenues	$121,855	$125,725	$129,258
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
Wealth Management Revenue
Insurance income from commissions generated in the sale of insurance policies issued by unaffiliated insurance companies and sale of annuities are recorded once the sale has been completed. Reinsurance revenue is recorded based on earned

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
premium confirmed by the fronting insurance company. Contingent insurance commissions are recorded once the paying insurance companies confirm the amounts earned.
Broker fees consist of two categories:
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
Trust fees are revenues related to fiduciary services provided to 401K retirement plans, an IRA trust, and retirement plans. These generally include payment for trustee services, distribution services, custodial services of plan assets, due diligence services, and investment advisory services. Fees are billed based on services contracted. Negotiated fees are detailed in the contract. Fees collected in advance are amortized over the term of the contract. Fees are generally collected on an annual or quarterly basis once the administrative service has been completed. Fees do not include future services.
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
NOTE 29 – OFG BANCORP (HOLDING COMPANY ONLY) FINANCIAL INFORMATION
As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, OFG Bancorp generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The payment of dividends by the Bank to OFG Bancorp may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. During 2023, 2022, and 2021, the Bank paid $45.0 million, $140.0 million and $197.0 million, respectively, in dividends to OFG Bancorp. During 2023, OFG Reinsurance paid $4.0 million in dividends to OFG Bancorp. During 2022, and 2021, Oriental Insurance paid $9.5 million and $11.0 million, respectively, in dividends to OFG Bancorp.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG BANCORP
CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION
(Holding Company Only)
The following condensed financial information presents the financial position of the holding company only as of December 31, 2023 and 2022, and the results of its operations and its cash flows for 2023, 2022 and 2021:

	December 31,
	2023	2022
	(In thousands)
ASSETS
Cash and cash equivalents	$73,121	$82,045
Investment in bank subsidiary, equity method	1,094,581	938,306
Investment in nonbank subsidiaries, equity method	40,145	32,525
Advance to investment dealers	—	6
Deferred tax asset, net	293	924
Due from bank subsidiary, net	56	44
Other assets	371	356
Total assets	$1,208,567	$1,054,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividends payable	10,355	9,513
Accrued expenses and other liabilities	4,729	2,287
Due to non-bank subsidiary, net	3	—
Total liabilities	15,087	11,800
Stockholders’ equity	1,193,480	1,042,406
Total liabilities and stockholders’ equity	$1,208,567	$1,054,206

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG BANCORP
CONDENSED STATEMENTS OF OPERATIONS INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Income:
Interest income	$3,712	$977	$55
Investment trading activities, net and other	7,040	6,022	6,765
Total income	10,752	6,999	6,820
Expenses:
Interest expense	—	521	1,174
Operating expenses	8,230	7,992	8,397
Total expenses	8,230	8,513	9,571
Income (loss) before income taxes	2,522	(1,514)	(2,751)
Income tax expense	3,846	2,782	1,813
Loss before earnings of subsidiaries	(1,324)	(4,296)	(4,564)
Equity in earnings from:
Bank subsidiary	170,658	162,236	144,089
Nonbank subsidiaries	12,538	8,299	6,626
Net income	$181,872	$166,239	$146,151

OFG BANCORP
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$181,872	$166,239	$146,151
Other comprehensive income (loss) before tax:
Other comprehensive income (loss) from bank subsidiary	26,396	(98,569)	(5,862)
Other comprehensive income (loss) before taxes	26,396	(98,569)	(5,862)
Income tax effect	—	—	—
Other comprehensive income (loss) after taxes	26,396	(98,569)	(5,862)
Comprehensive income	$208,268	$67,670	$140,289

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG BANCORP
CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$181,872	$166,239	$146,151
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from banking subsidiary	(170,658)	(162,236)	(144,089)
Equity in earnings from nonbanking subsidiaries	(12,538)	(8,299)	(6,626)
Net decrease in due to non-bank subsidiary, net	3	—	—
Gain on early extinguishment of debt	—	(42)	—
Stock-based compensation	731	652	940
Deferred income tax, net	630	1,703	10
Net decrease (increase) in other assets	1,270	18,829	(13,471)
Net increase (decrease) in accrued expenses and other liabilities	2,149	(488)	950
Dividends from banking subsidiary	45,000	140,000	197,000
Dividends from non-banking subsidiary	4,000	9,500	11,000
Net cash provided by operating activities	52,459	165,858	191,865
Cash flows from investing activities:
Proceeds from sales of premises and equipment	—	—	240
Capital contribution to non-banking subsidiary	—	—	(9,300)
Additions to premises and equipment	(30)	(233)	(288)
Net cash used in investing activities	(30)	(233)	(9,348)
Cash flows from financing activities:
Subordinated capital notes	—	(34,958)	—
Exercise of stock options and restricted units lapsed, net	(1,689)	(906)	283
Purchase of treasury stock	(18,653)	(64,110)	(49,872)
Redemption of preferred stock	—	—	(92,000)
Dividends paid	(41,011)	(30,090)	(20,973)
Net cash used in financing activities	(61,353)	(130,064)	(162,562)
Net change in cash and cash equivalents	(8,924)	35,561	19,955
Cash and cash equivalents at beginning of year	82,045	46,484	26,529
Cash and cash equivalents at end of year	$73,121	$82,045	$46,484

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 30 – SUBSEQUENT EVENTS
On January 31, 2024, as part of OFG's capital actions for 2024, the Board of Directors approved the increase of its regular quarterly cash dividend by 13.6%, to $0.25 per common share from $0.22 per share, beginning the quarter ending March 31, 2024. The Board of Directors also approved a new $50.0 million stock repurchase program. The new stock repurchase program, which is open-ended, replaces the prior stock repurchase program, which had been approved by the Board of Directors in January 2022 and had $17.2 million remaining of its $100.0 million repurchase parameters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
OFG’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2023, an evaluation was carried out under the supervision and with the participation of OFG’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of OFG’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, OFG’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by OFG in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within OFG to disclose material information otherwise required to be set forth in OFG’s periodic reports.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of 2023, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

(a) None.

(b) None.

(c) None.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
OFG’s 2007 Omnibus Performance Incentive Plan, as amended and restated (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010, 2013, 2020 and 2023.
The following table shows certain information pertaining to the awards under the Omnibus Plan as of December 31, 2023:

	(a)		(b)		(c)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	427,597	(1)	$0.66	(2)	$1,685,920
	427,597		$0.66		$1,685,920
____________________
(1) Includes 16,600 stock options and 410,997 restricted stock units.
(2) Exercise price related to stock options.
OFG recorded $5.0 million, $4.2 million and $6.2 million related to stock-based compensation expense during 2023, 2022 and 2021, respectively.
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
Management’s Report on Internal Control Over Financial Reporting

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Condition as of December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

Notes to the Consolidated Financial Statements
Financial Statement Schedules
No schedules are presented because the information is not applicable or is included in the accompanying consolidated financial statements or in the notes thereto described above.
ITEM 16. FORM 10-K SUMMARY
Not applicable.
Exhibits

Exhibit No.:	Description of Document:

3.1	Composite Certificate of Incorporation. (1)

3.2	Amended and Restated By-Laws.(2)

4.1	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (3)

4.2	Form of Common Stock Certificate (4)

10.1	Amended and Restated Change in Control Compensation Agreement dated as of July 28, 2021 between OFG and José R. Fernández.(5)

10.2	Change in Control Compensation Agreement between OFG and Ganesh Kumar (6)

10.3	Technology Outsourcing Agreement dated as of January 26, 2007, between OFG and Metavante Corporation.(7)

10.4	OFG Bancorp 2007 Omnibus Performance Incentive Plan, as amended and restated.(8)

10.5	Form of qualified stock option award and agreement (9)

10.6	Form of restricted stock award and agreement (10)

10.7	Form of restricted unit award and agreement (11)

10.8	Form of performance shares award and agreement (12)

10.9	Employment Agreement dated as of December 21, 2023 between OFG and José R. Fernández (13)

10.10	Amendment, dated as of May 31, 2018, to Technology Outsourcing Agreement between OFG and Metavante Corporation (14)

10.11	Amendment, dated as of November 30, 2020, to Technology Outsourcing Agreement between OFG and FIS.(15)

10.12	OFG Bancorp Nonqualified Deferred Compensation Plan (16)

10.13	OFG Bancorp Nonqualified Deferred Compensation Plan Adoption Agreement(17)

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Recoupment Policy

101.1
The following materials from OFG’s annual report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, and (v) Consolidated Statements of Cash Flow.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)Incorporated herein by reference to Exhibit 3.1 of OFG’s annual report on Form 10-K filed with the SEC on February 26, 2021.
(2)Incorporated herein by reference to Exhibit 3.2 of OFG’s current report on Form 8-K filed with the SEC on January 31, 2023.
(3)Incorporated herein by reference to Exhibit 4.1 of OFG’s annual report on Form 10-K filed with the SEC on February 25, 2022.
(4)Incorporated herein by reference to Exhibit 4.4 of OFG’s registration statement on Form S-8, as amended, filed with the SEC on October 7, 2013.
(5)Incorporated herein by reference to Exhibit 10.2 of OFG’s current report on Form 8-K filed with the SEC on July 30, 2021.
(6)Incorporated herein by reference to Exhibit 10.14 of OFG’s annual report on Form 10-K filed with the SEC on September 13, 2005.
(7)Incorporated herein by reference to Exhibit 10.23 of OFG’s annual report on Form 10-K filed with the SEC on March 28, 2007. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(8)Incorporated herein by reference to Exhibit 4.1 of OFG’s registration statement on Form S-8 (File No. 333-276295) filed with the SEC on December 28, 2023.
(9)Incorporated herein by reference to Exhibit 10.1 of OFG’s registration statement on Form S-8 filed with the SEC on November 30, 2007.
(10)Incorporated herein by reference to Exhibit 10.2 of OFG’s registration statement on Form S-8 filed with the SEC on November 30, 2007.
(11)Incorporated herein by reference to Exhibit 10.1 of OFG’s quarterly report on Form 10-Q filed with the SEC on May 8, 2015.
(12)Incorporated herein by reference to Exhibit 10.1 of OFG’s quarterly report on Form 10-Q filed with the SEC on November 2, 2018.
(13)Incorporated herein by reference to Exhibit 10.1 of OFG’s current report on Form 8-K filed with the SEC on December 22, 2023.
(14)Incorporated herein by reference to Exhibit 10.1 of OFG’s quarterly report on Form 10-Q filed with the SEC on August 3, 2018. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(15)Incorporated herein by reference to Exhibit 10.11 of OFG’s annual report on Form 10-K filed with the SEC on February 26, 2021. Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
(16)Incorporated herein by reference to Exhibit 4.1 of OFG’s registration statement on Form S-8 (File No. 333-276296) filed with the SEC on December 28, 2023.
(17)Incorporated herein by reference to Exhibit 4.2 of OFG’s registration statement on Form S-8 (File No. 333-276296) filed with the SEC on December 28, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: February 26, 2024
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: February 26, 2024
Maritza Arizmendi Díaz Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ Julian S. Inclán	Dated: February 26, 2024
Julian S. Inclán Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: February 26, 2024
José Rafael Fernández Vice Chairman of the Board

By:	/s/ Jorge Colón Gerena	Dated: February 26, 2024
Jorge Colón Gerena Director

By:	/s/ Annette Franqui	Dated: February 26, 2024
Annette Franqui Director

By:	/s/ Angel Vázquez	Dated: February 26, 2024
Angel Vázquez Director

By:	/s/ Néstor de Jesús	Dated: February 26, 2024
Néstor de Jesús Director

By:	/s/ Susan S. Harnett	Dated: February 26, 2024
Susan S. Harnett Director

By:	/s/ Rafael Vélez	Dated: February 26, 2024
Rafael Vélez Director