Form 10-Q
period 2024-03-31
OFG BANCORP
filed 2024-05-08
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
47,002,057 common shares ($1.00 par value per share) outstanding as of April 30, 2024

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
•possible legislative, tax or regulatory changes; and
•factors beyond our control such as severe weather conditions, natural disasters, pandemics, power loss, disruptions in telecommunications, terrorism and other catastrophic events, any of which could significantly affect delinquency rates, loan and accounts receivable balances and other aspects of our business and results of operations.

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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

	March 31,	December 31,
	2024	2023
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$749,718	$743,550
Money market investments	4,674	4,623
Total cash and cash equivalents	754,392	748,173
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2023 - $163)	14	13
Investment securities available-for-sale, at fair value, with amortized cost of $1,993,754 (December 31, 2023 - $2,177,761); no allowance for credit losses	1,897,707	2,099,264
Investment securities held-to-maturity, at amortized cost, with fair value of $483,657 (December 31, 2023 - $490,764); no allowance for credit losses	544,491	549,024
Equity securities	40,162	38,469
Total investments	2,482,374	2,686,770
Loans:
Loans held-for-sale, at lower of cost or fair value	28,274	28,345
Loans held-for-investment, net of allowance for credit losses of $156,563 (December 31, 2023 - $161,106)	7,383,104	7,373,273
Total loans	7,411,378	7,401,618
Other assets:
Foreclosed real estate	10,850	10,780
Accrued interest receivable	72,117	71,400
Deferred tax assets, net	4,379	4,923
Premises and equipment, net	104,980	104,102
Customers' liability on acceptances	25,826	25,576
Servicing assets	49,553	49,520
Goodwill	84,241	84,241
Other intangible assets	19,216	20,694
Operating lease right-of-use assets	21,606	21,725
Other assets	118,323	114,931
Total assets	$11,159,235	$11,344,453
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2024 AND DECEMBER 31, 2023 (CONTINUED)

	March 31,	December 31,
	2024	2023
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$6,036,891	$6,050,428
Savings accounts	2,001,770	2,088,102
Time deposits	1,509,613	1,623,639
Total deposits	9,548,274	9,762,169
Borrowings:
Advances from the Federal Home Loan Bank of New York (the “FHLB”)	200,766	200,768
Other borrowings	—	2
Total borrowings	200,766	200,770
Other liabilities:
Acceptances executed and outstanding	25,826	25,576
Operating lease liabilities	23,969	24,029
Deferred tax liabilities, net	22,876	22,444
Accrued expenses and other liabilities	121,871	115,985
Total liabilities	9,943,582	10,150,973
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 47,216,571 shares outstanding (December 31, 2023 - 59,885,234 shares issued; 47,065,156 shares outstanding)	59,885	59,885
Additional paid-in capital	636,208	638,667
Legal surplus	155,732	150,967
Retained earnings	672,455	639,324
Treasury stock, at cost, 12,668,663 shares (December 31, 2023 - 12,820,078 shares)	(226,896)	(228,350)
Accumulated other comprehensive loss, net of tax of $14,316 (December 31, 2023 - $11,484)	(81,731)	(67,013)
Total stockholders’ equity	1,215,653	1,193,480
Total liabilities and stockholders’ equity	$11,159,235	$11,344,453
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023

	Quarter Ended March 31,
	2024	2023
	(In thousands, except per share data)
Interest income:
Loans	$149,594	$128,311
Mortgage-backed securities	19,793	10,074
Investment securities and other	14,039	10,600
Total interest income	183,426	148,985
Interest expense:
Deposits	36,792	12,497
Advances from FHLB and other borrowings	2,532	591
Total interest expense	39,324	13,088
Net interest income	144,102	135,897
Provision for credit losses	15,121	9,445
Net interest income after provision for credit losses	128,981	126,452
Non-interest income:
Banking service revenue	17,259	17,513
Wealth management revenue	8,107	7,120
Mortgage banking activities	4,693	3,898
Total banking and financial service revenues	30,059	28,531

Net (loss) gain on:
Sale of securities	(7)	—
Other non-interest income	296	370
Total non-interest income	30,348	28,901
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023 (CONTINUED)

	Quarter Ended March 31,
	2024	2023
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	39,816	38,473
Occupancy, equipment and infrastructure costs	14,322	14,257
Electronic banking charges	10,366	10,337
Information technology expenses	6,603	6,418
Professional and service fees	4,004	5,064
Taxes, other than payroll and income taxes	3,243	3,273
Insurance	2,676	2,918
Loan servicing and clearing expenses	2,110	2,267
Advertising, business promotion, and strategic initiatives	2,379	2,036
Communication	1,081	1,029
Printing, postage, stationery and supplies	959	730
Director and investor relations	279	258
Foreclosed real estate and other repossessed assets income, net of expenses	668	793
Other	2,906	2,367
Total non-interest expense	91,412	90,220
Income before income taxes	67,917	65,133
Income tax expense	18,225	18,904
Net income available to common shareholders	$49,692	$46,229
Earnings per common share:
Basic	$1.06	$0.97
Diluted	$1.05	$0.96
Average common shares outstanding and equivalents	47,343	47,944
Cash dividends per share of common stock	$0.25	$0.22
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Net income	$49,692	$46,229
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(17,557)	17,924
Realized loss on sale of securities available-for-sale	7	—
Unrealized loss on cash flow hedges	—	(131)
Other comprehensive (loss) income before taxes	(17,550)	17,793
Income tax effect	2,832	(2,724)
Other comprehensive (loss) income after taxes	(14,718)	15,069
Comprehensive income	$34,974	$61,298
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Common stock:
Balance at the beginning and end of period	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	638,667	636,793
Stock-based compensation expense	1,165	965
Lapsed restricted stock units	(3,624)	(2,973)
Balance at end of period	636,208	634,785
Legal surplus:
Balance at beginning of period	150,967	133,901
Transfer from retained earnings	4,765	4,432
Balance at end of period	155,732	138,333
Retained earnings:
Balance at beginning of period	639,324	516,371
Net income	49,692	46,229
Cash dividends declared on common stock[1]	(11,796)	(10,527)
Transfer to legal surplus	(4,765)	(4,432)
Balance at end of period	672,455	547,641
Treasury stock:
Balance at beginning of period	(228,350)	(211,135)
Stocks repurchased	—	(2,894)
Lapsed restricted stock units and options	1,454	1,235
Balance at end of period	(226,896)	(212,794)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(67,013)	(93,409)
Other comprehensive (loss) gain, net of tax	(14,718)	15,069
Balance at end of period	(81,731)	(78,340)
Total stockholders’ equity	$1,215,653	$1,089,510
[1] Dividends declared per common share during the quarter ended March 31, 2024 - $0.25 (March 31, 2023 - $0.22).
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$49,692	$46,229
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value premiums on loans	827	497
Amortization of investment securities (discounts), net of accretion of premiums	(3,580)	(2,343)
Amortization of other intangible assets	1,478	1,725
Net change in operating leases	59	86
Depreciation and amortization of premises and equipment	5,286	5,043
Deferred income tax expense, net	3,808	15,391
Provision for credit losses	15,121	9,445
Stock-based compensation	1,165	965
(Gain) loss on:
Sale of securities	7	—
Sale of loans	(335)	(252)
Foreclosed real estate and other repossessed assets	(566)	(238)
Sale of other assets	(1)	(20)
Originations and purchases of loans held-for-sale	(27,696)	(27,509)
Proceeds from sale of loans held-for-sale	19,685	3,260
Net decrease (increase) in:
Accrued interest receivable	(694)	307
Servicing assets	(33)	1,576
Other assets	(558)	(9,764)
Net (decrease) increase in:
Accrued interest on deposits and borrowings	(1,254)	543
Accrued expenses and other liabilities	(1,420)	7,259
Net cash provided by operating activities	60,991	52,200

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023 (CONTINUED)
	Quarter Ended March 31,
	2024	2023
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(933)	(476)
FHLB stock	(12,600)	(9,000)
Equity securities	(1,693)	(573)
Maturities and redemptions of:
Investment securities available-for-sale	56,153	101,510
Investment securities held-to-maturity	4,838	4,492
FHLB stock	12,600	22
Proceeds from sales of:
Investment securities available-for-sale	149,406	—
Foreclosed real estate and other repossessed assets, including write-offs	10,363	15,110
Premises and equipment	1	20
Origination and purchase of loans, excluding loans held-for-sale	(683,420)	(631,471)
Principal repayment of loans	634,989	593,606
Additions to premises and equipment	(6,186)	(3,118)
Net cash provided by investing activities	$163,518	$70,122
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(205,733)	(10,417)
FHLB advances and other borrowings	(2)	199,329
Exercise of stock options and restricted units lapsed, net	(2,170)	(1,738)
Purchase of treasury stock	—	(2,894)
Dividends paid on common stock	(10,385)	(9,572)
Net cash (used in) provided by financing activities	$(218,290)	$174,708
Net change in cash, cash equivalents and restricted cash	6,219	297,030
Cash, cash equivalents and restricted cash at beginning of period	748,173	550,464
Cash, cash equivalents and restricted cash at end of period	$754,392	$847,494
See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023 (CONTINUED)

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$749,718	$844,180
Money market investments	4,674	3,172
Restricted cash	—	142
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$754,392	$847,494

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$39,446	$11,224
Income taxes paid	$5,094	$—
Operating lease liabilities paid	$2,594	$2,514
Mortgage loans held-for-sale securitized into mortgage-backed securities	$17,351	$21,399
Transfer from loans to foreclosed real estate and other repossessed assets	$12,803	$13,140
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$9,139	$86
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$—	$8,736
Financed sales of foreclosed real estate	$124	$286
Delinquent loans booked under the GNMA buy-back option	$18,510	$26,348
See notes to unaudited consolidated financial statements.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), and OFG Ventures LLC (“OFG Ventures”), which holds investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, investment advisory, and securities brokerage services, as well as corporate and individual trust services.
The Bank has a wholly-owned operating subsidiary, OFG USA LLC, which is a commercial lender organized in Delaware. In addition, Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are international banking entities licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to persons located in Puerto Rico with assets/liabilities located outside of Puerto Rico. During the quarter ended March 31, 2024, the Bank organized OBPEF LLC, as a wholly-owned subsidiary of the Bank and a private equity fund under the Puerto Rico Incentives Code, as amended, which objective is to provide financing to eligible borrowers, whether in the form of senior or subordinated debt, to support the economic development of Puerto Rico.
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). Operating results for the quarter ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. OFG evaluated subsequent events through the filing date of this report with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses.
New Accounting Updates Not Yet Adopted
Segment Reporting—Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 to enhance segment reporting by expanding the breadth and frequency of segment disclosures required for public entities. The amendments in this ASU will allow registrants to disclose multiple measures of segment profit or loss and it also clarifies that single reportable segment entities must apply Topic 280 in its entirety. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We will adopt this guidance when it becomes effective in the annual period of 2024 on a retrospective basis to all periods presented in the financial statements, and the impact on our financial statements and disclosures is not expected to be material.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Income Taxes—Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to enhance income tax disclosures and address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The ASU’s two primary enhancements will require further disaggregation for existing disclosures for the effective tax rate reconciliation and income taxes paid. More specifically, the amendments will require entities to disclose: a tabular effective tax rate reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and jurisdiction; and income taxes paid (net of refunds received), broken out between federal, state and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total. The amendments in this update are effective for annual periods beginning after December 15, 2024. Entities are permitted to early adopt these amendments. The amendments should be applied prospectively, but retrospective application is permitted. We will adopt this guidance when it becomes effective, in the annual period of 2025 on a prospective basis, and the impact on our financial statements and disclosures is not expected to be material.
The Enhancement and Standardization of Climate-Related Disclosures for Investors. On March 6, 2024, the SEC issued a final rule under SEC Release No. 33-11275 that requires registrants to provide climate disclosures in their annual reports and registration statements. The rule includes disclosure concerning the use of carbon offsets or renewable energy credits or certificates if their use is a material component of the registrant’s plans to achieve its disclosed climate-related targets or goals, and certain disclosures about Scope 1 and/or Scope 2 greenhouse gas (“GHG”) emissions, if material. It also requires disclosures of amounts related to the effects of severe weather events and other natural conditions. The disclosure requirements will apply to OFG's fiscal year beginning January 1, 2025. We will adopt this rule when it becomes effective. OFG is currently evaluating the final rule but the impact on our financial statements and disclosures is not expected to be material.
NOTE 2 – RESTRICTED CASH
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered March 31, 2024 was $475.7 million (December 31, 2023 - $464.5 million). At March 31, 2024 and December 31, 2023, the Bank complied with this requirement. Cash and due from bank, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2024 and December 31, 2023, money market instruments included as part of cash and cash equivalents amounted to $4.7 million and $4.6 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at March 31, 2024 and December 31, 2023 were as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$7,060	$—	$340	$6,720	1.82%
Due from 5 to 10 years	42,231	—	2,864	39,367	1.99%
Due after 10 years	1,367,038	5,322	64,893	1,307,467	4.10%
Total FNMA and FHLMC certificates	1,416,329	5,322	68,097	1,353,554	4.02%
GNMA certificates
Due less than 1 year	2	—	—	2	1.31%
Due from 1 to 5 years	9,253	—	390	8,863	1.72%
Due from 5 to 10 years	14,394	9	942	13,461	2.23%
Due after 10 years	393,433	5,373	36,961	361,845	3.46%
Total GNMA certificates	417,082	5,382	38,293	384,171	3.38%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	7,995	—	345	7,650	1.78%
Due after 10 years	834	—	14	820	5.07%
Total CMOs issued by US government-sponsored agencies	8,829	—	359	8,470	2.09%
Total mortgage-backed securities	1,842,240	10,704	106,749	1,746,195	3.87%
Investment securities
US Treasury securities
Due less than 1 year	150,915	—	—	150,915	5.36%
Other debt securities
Due less than 1 year	500	—	—	500	3.25%
Due from 1 to 5 years	99	—	2	97	2.97%
Total other debt securities	599	—	2	597	3.20%
Total investment securities	151,514	—	2	151,512	5.35%
Total securities available for sale	$1,993,754	$10,704	$106,751	$1,897,707	3.98%

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$309,764	$—	$60,241	$249,523	1.73%
Investment securities
US Treasury securities
Due less than 1 year	199,727	—	647	199,080	3.32%
Other debt securities
Due from 1 to 5 years	35,000	54	—	35,054	6.33%
Total securities held to maturity	$544,491	$54	$60,888	$483,657	2.61%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$6,972	—	$311	$6,661	1.76%
Due from 5 to 10 years	45,835	—	2,767	43,068	2.00%
Due after 10 years	1,411,327	8,989	54,100	1,366,216	4.11%
Total FNMA and FHLMC certificates	1,464,134	8,989	57,178	1,415,945	4.03%
GNMA certificates
Due less than 1 year	5	—	—	5	1.31%
Due from 1 to 5 years	8,851	—	351	8,500	1.71%
Due from 5 to 10 years	17,113	16	955	16,174	2.19%
Due after 10 years	380,306	4,419	33,110	351,615	3.38%
Total GNMA certificates	406,275	4,435	34,416	376,294	3.30%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	9,071	—	364	8,707	1.78%
Due from 5 to 10 years	54	—	—	54	2.14%
Due after 10 years	861	—	12	849	5.07%
Total CMOs issued by US government-sponsored agencies	9,986	—	376	9,610	2.06%
Total mortgage-backed securities	1,880,395	13,424	91,970	1,801,849	3.86%
Investment securities
US Treasury securities
Due less than 1 year	296,747	52	—	296,799	5.40%
Other debt securities
Due less than 1 year	500	—	—	500	3.25%
Due from 1 to 5 years	119	—	3	116	2.97%
Total investment securities	297,366	52	3	297,415	5.39%
Total securities available for sale	$2,177,761	$13,476	$91,973	$2,099,264	4.07%

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
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
At March 31, 2024 and December 31, 2023, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption and, therefore, have no allowance for credit losses.
Investment securities at March 31, 2024 include $1.617 billion pledged to secure government deposits and regulatory collateral, of which $1.570 billion serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge them. Investment securities as of December 31, 2023 include $1.624 billion pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $1.575 billion serve as collateral for public funds.
At March 31, 2024 and December 31, 2023, the Bank’s international banking entity, OIB, held short-term US Treasury securities in the amount of $525 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. At both March 31, 2024 and December 31, 2023, the Bank’s international banking entity, Oriental Overseas, held short-term US Treasury securities in the amount of $325 thousand as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions.
During the quarters ended March 31, 2024 and 2023, OFG retained securitized GNMA pools totaling $17.4 million and $16.5 million, respectively, at a yield of 5.05% and 5.19%, respectively, from its own originations.
During the quarter ended March 31, 2023, OFG retained FNMA pools totaling $4.9 million at a yield of 5.30%. OFG did not retain FNMA pools during the first quarter of 2024.
During the quarter ended March 31, 2024, OFG sold $149.4 million of available for sale US Treasury securities and recognized a $7 thousand loss on the sale. There were no sales of securities during the quarter ended March 31, 2023.

	Quarter Ended March 31, 2024
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of investment securities available-for-sale
Investment securities
US Treasury securities	$149,406	$149,413	$—	$7

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale at March 31, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2024
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$754,641	$65,319	$689,322
GNMA certificates	271,543	38,197	233,346
CMOs issued by US Government-sponsored agencies	8,829	359	8,470
Other debt securities	99	2	97
	$1,035,112	$103,877	$931,235

	March 31, 2024
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$210,076	$2,778	$207,298
GNMA certificates	16,127	96	16,031
	$226,203	$2,874	$223,329

	March 31, 2024
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$964,717	$68,097	$896,620
GNMA certificates	287,670	38,293	249,377
CMOs issued by US Government-sponsored agencies	8,829	359	8,470
Other debt securities	99	2	97
	$1,261,315	$106,751	$1,154,564

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The composition of the amortized cost basis of OFG’s loan portfolio at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024			December 31, 2023
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,172,215	$117,984	$1,290,199	$1,095,207	$120,988	$1,216,195
Other commercial and industrial	1,006,533	14,051	1,020,584	1,091,021	14,459	1,105,480
	2,178,748	132,035	2,310,783	2,186,228	135,447	2,321,675
Commercial US	740,665	—	740,665	755,228	—	755,228
Total commercial loans	2,919,413	132,035	3,051,448	2,941,456	135,447	3,076,903
Mortgage loans	609,939	909,106	1,519,045	629,247	933,362	1,562,609
Consumer loans:
Personal loans	577,304	260	577,564	568,358	264	568,622
Credit lines	10,747	284	11,031	10,926	288	11,214
Credit cards	39,016	—	39,016	40,314	—	40,314
Overdraft	369	—	369	296	—	296
	627,436	544	627,980	619,894	552	620,446
Auto loans	2,339,836	1,358	2,341,194	2,272,530	1,891	2,274,421
	6,496,624	1,043,043	7,539,667	6,463,127	1,071,252	7,534,379
Allowance for credit losses	(148,767)	(7,796)	(156,563)	(152,610)	(8,496)	(161,106)
Total loans held for investment, net	6,347,857	1,035,247	7,383,104	6,310,517	1,062,756	7,373,273
Mortgage loans held-for-sale	9,370	—	9,370	—	—	—
Other loans held-for-sale	18,904	—	18,904	28,345	—	28,345
Total loans held-for-sale	28,274	—	28,274	28,345	—	28,345
Total loans, net	$6,376,131	$1,035,247	$7,411,378	$6,338,862	$1,062,756	$7,401,618
During the quarter ended March 31, 2024, OFG sold $16.7 million of commercial loans held-for-sale and recognized a $26 thousand loss, included in other non-interest income in the consolidated statement of operations.
At March 31, 2024 and December 31, 2023, OFG had carrying balances of $75.5 million and $68.6 million, respectively, in loans held-for-investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.
The tables below present the aging of the amortized cost of loans held for investment at March 31, 2024 and December 31, 2023, by class of loans. Mortgage loans past due include $18.5 million and $19.4 million of delinquent loans in the GNMA buy-back option program at March 31, 2024 and December 31, 2023, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$2,146	$298	$5,534	$7,978	$1,164,237	$1,172,215	$—
Other commercial and industrial	2,349	265	2,509	5,123	1,001,410	1,006,533	—
	4,495	563	8,043	13,101	2,165,647	2,178,748	—
Commercial US	1,070	—	—	1,070	739,595	740,665	—
Total commercial loans	5,565	563	8,043	14,171	2,905,242	2,919,413	—
Mortgage loans	5,248	7,832	31,414	44,494	565,445	609,939	2,934
Consumer loans:
Personal loans	6,423	3,359	3,312	13,094	564,210	577,304	—
Credit lines	52	29	20	101	10,646	10,747	—
Credit cards	562	407	527	1,496	37,520	39,016	—
Overdraft	69	—	—	69	300	369	—
	7,106	3,795	3,859	14,760	612,676	627,436	—
Auto loans	91,686	35,018	14,516	141,220	2,198,616	2,339,836	—
Total loans	$109,605	$47,208	$57,832	$214,645	$6,281,979	$6,496,624	$2,934
As of March 31, 2024, total past due loans exclude $6.5 million of past due commercial loans held-for-sale.

	December 31, 2023
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,585	$411	$5,671	$7,667	$1,087,540	$1,095,207	$—
Other commercial and industrial	1,366	291	4,974	6,631	1,084,390	1,091,021	—
	2,951	702	10,645	14,298	2,171,930	2,186,228	—
Commercial US	—	—	—	—	755,228	755,228	—
Total commercial loans	2,951	702	10,645	14,298	2,927,158	2,941,456	—
Mortgage loans	6,107	9,596	31,557	47,260	581,987	629,247	2,478
Consumer loans:
Personal loans	6,115	4,041	2,755	12,911	555,447	568,358	—
Credit lines	137	35	35	207	10,719	10,926	—
Credit cards	657	280	586	1,523	38,791	40,314	—
Overdraft	87	14	—	101	195	296	—
	6,996	4,370	3,376	14,742	605,152	619,894	—
Auto loans	101,610	46,071	19,056	166,737	2,105,793	2,272,530	—
Total loans	$117,664	$60,739	$64,634	$243,037	$6,220,090	$6,463,127	$2,478

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

Non-accrual Loans
The following table presents the amortized cost basis of loans held for investment on non-accrual status as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial PR:
Commercial secured by real estate	$3,818	$7,747	$11,565	$3,553	$7,929	$11,482
Other commercial and industrial	2,941	709	3,650	4,560	830	5,390
	6,759	8,456	15,215	8,113	8,759	16,872
Commercial US	18,579	—	18,579	19,224	—	19,224
Total Commercial loans	25,338	8,456	33,794	27,337	8,759	36,096
Mortgage loans	9,746	3,954	13,700	10,339	3,858	14,197
Consumer loans:
Personal loans	3,203	143	3,346	2,741	14	2,755
Personal lines of credit	21	—	21	35	—	35
Credit cards	526	—	526	586	—	586
	3,750	143	3,893	3,362	14	3,376
Auto loans	14,510	6	14,516	19,051	5	19,056
Total	$53,344	$12,559	$65,903	$60,089	$12,636	$72,725

PCD:
Commercial PR:
Commercial secured by real estate	$2,835	$2,306	$5,141	$3,060	$2,417	$5,477
Other commercial and industrial	—	828	828	—	947	947
	2,835	3,134	5,969	3,060	3,364	6,424
Mortgage loans	247	—	247	250	—	250
Total	$3,082	$3,134	$6,216	$3,310	$3,364	$6,674
Total non-accrual loans	$56,426	$15,693	$72,119	$63,399	$16,000	$79,399
The determination of non-accrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
As of March 31, 2024 and December 31, 2023, total commercial non-accrual loans exclude $6.5 million and $6.4 million of non-accrual commercial loans held for sale, respectively.
Delinquent residential mortgage loans insured or guaranteed under applicable Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Modifications to Debtors Experiencing Financial Difficulty
OFG’s loss mitigation program was designed to ensure that borrowers experiencing financial difficulties have the opportunity to continue paying their obligations. The loss mitigation alternatives are divided depending on the borrower’s hardship and its ability to continue with regular payment or with a new modified payment plan. The loss mitigation program provides alternatives for home retention or disposition options avoiding foreclosure proceedings and collateral retention.
OFG offers various types of loan modifications to borrowers experiencing financial difficulty in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, interest or principal forbearance or forgiveness, or any combination of these types of concessions.
At March 31, 2024 and 2023, the amortized cost of modified loans excludes zero and $32 thousand, respectively, in accrued interest receivable. Accrued interest receivable on loans is included in the “accrued interest receivable” line in OFG’s consolidated statements of financial condition. The amortized cost of modified loans during the quarters ended March 31, 2024 and 2023, includes $54 thousand and $2.4 million, respectively, of government-guaranteed loans (e.g., FHA/VA).
The following tables present the amortized cost basis as of March 31, 2024 and 2023 of loans held for investment that were modified during the quarters ended March 31, 2024 and 2023, disaggregated by class of financing receivable and type of concession granted.

	Quarter Ended March 31, 2024
	Interest Rate Reduction		Term Extension		Principal Forbearance/Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness/Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Mortgage loans	$—	—%	$95	0.01%	$—	—%	$—	—%	$—	—%
Consumer:
Personal loans	27	—%	7	—%	—	—%	—	—%	—	—%
Total	$27		$102		$—		$—		$—

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2023
	Interest Rate Reduction		Term Extension		Principal Forbearance/Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness/Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$—	—%	$495	0.04%	$—	—%	$—	—%	$—	—%
Mortgage loans	—	—%	2,604	0.16%	129	0.01%	187	0.01%	$—	—%
Consumer:
Personal loans	—	—%	—	—%	—	—%	28	0.01%	$—	—%
Total	$—		$3,099		$129		$215		$—
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
The following tables present the financial effect of the modifications granted to borrowers experiencing financial difficulty during the quarters ended March 31, 2024 and 2023. The financial effect of the combined modifications is presented separately by type of modification.

	Quarter Ended March 31, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Mortgage loans	—%	180	—
Consumer loans:
Personal loans	5.00%	18	—

	Quarter Ended March 31, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	—%	12	$—
Mortgage loans	2.08%	212	$39
Consumer loans:
Personal loans	5.00%	24	$—

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost basis as of March 31, 2024 of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the prior twelve-months.

	Twelve Months Ended March 31, 2024
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage loans	$—	$277	$—	$85	$362
A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower missed three consecutive monthly payments since modification. Payment defaults is one of the factors considered when projecting future cash flows in the calculation of the allowance for credit losses of loans.
OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status of loans that have been modified in the last twelve-months.

	March 31, 2024
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial loans:
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$5,806	$5,806
Other commercial and industrial	—	—	—	—	638	638
	—	—	—	—	6,444	6,444
Commercial US	—	—	—	—	10,571	10,571
	—	—	—	—	17,015	17,015
Mortgage loans	141	115	277	533	3,832	4,365
Consumer loans:
Personal loans	—	—	—	—	127	127
	—	—	—	—	127	127
Auto loans	—	—	—	—	110	110
Total	$141	$115	$277	$533	$21,084	$21,617
There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $18.2 million and $24.1 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through their respective courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held for investment at March 31, 2024 and December 31, 2023, by class of loans.

	March 31,	December 31,
	2024	2023
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$7,862	$8,027
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
As of March 31, 2024, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans, and current year-to-date period gross charge-offs by year of origination is as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$93,845	$223,742	$206,955	$191,368	$110,669	$203,868	$74,976	$1,105,423
Special Mention	—	—	8,656	6,464	4,820	28,267	133	48,340
Substandard	—	—	457	1,346	1,214	14,714	706	18,437
Doubtful	—	—	—	—	—	15	—	15
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	93,845	223,742	216,068	199,178	116,703	246,864	75,815	1,172,215
Commercial secured by real estate:
YTD gross charge-offs	—	—	—	—	—	7	—	7
Other commercial and industrial:
Loan grade:
Pass	33,643	280,879	79,473	107,103	30,025	20,175	447,902	999,200
Special Mention	—	—	2,822	10	—	73	1,060	3,965
Substandard	—	32	388	1,095	236	1,172	445	3,368
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	33,643	280,911	82,683	108,208	30,261	21,420	449,407	1,006,533
Other commercial and industrial:
YTD gross charge-offs	99	—	156	3,303	—	—	—	3,558
Commercial US:
Loan grade:
Pass	9,860	141,607	63,193	59,735	30,482	29,930	356,117	690,924
Special Mention	—	—	7,798	17,678	—	—	—	25,476
Substandard	—	10,571	—	—	—	5,686	8,008	24,265
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	9,860	152,178	70,991	77,413	30,482	35,616	364,125	740,665
Commercial US:
YTD gross charge-offs	—	—	—	1,749	—	2	—	1,751
Total commercial loans	$137,348	$656,831	$369,742	$384,799	$177,446	$303,900	$889,347	$2,919,413
Total YTD gross charge-offs	$99	$—	$156	$5,052	$—	$9	$—	$5,316

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2023, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$224,598	$216,205	$195,884	$120,489	$80,671	$131,016	$65,873	$1,034,736
Special Mention	—	1,772	6,554	5,057	15,676	12,500	153	41,712
Substandard	—	459	1,386	1,109	2,615	11,939	1,236	18,744
Doubtful	—	—	—	—	—	15	—	15
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	224,598	218,436	203,824	126,655	98,962	155,470	67,262	1,095,207
Commercial secured by real estate:
YTD gross charge-offs	—	—	265	—	94	820	—	1,179
Other commercial and industrial:
Loan grade:
Pass	284,615	99,522	113,760	37,665	7,438	14,836	527,008	1,084,844
Special Mention	8	2,953	—	—	51	100	—	3,112
Substandard	3	473	826	259	935	186	383	3,065
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	284,626	102,948	114,586	37,924	8,424	15,122	527,391	1,091,021
Other commercial and industrial:
YTD gross charge-offs	—	124	1,095	89	9	1,180	—	2,497
Commercial US:
Loan grade:
Pass	142,222	63,885	69,233	31,206	28,202	8,085	358,757	701,590
Special Mention	—	7,803	—	—	—	—	20,913	28,716
Substandard	10,832	—	—	—	—	5,699	8,391	24,922
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	153,054	71,688	69,233	31,206	28,202	13,784	388,061	755,228
Commercial US:
YTD gross charge-offs	33	1,156	642	47	—	8,637	—	10,515
Total commercial loans	$662,278	$393,072	$387,643	$195,785	$135,588	$184,376	$982,714	$2,941,456
Total YTD gross charge-offs	$33	$1,280	$2,002	$136	$103	$10,637	$—	$14,191

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At March 31, 2024 and December 31, 2023, the balance of revolving commercial loans converted to term loans was $162.7 million and $144.1 million, respectively.
OFG considers the performance of the loan portfolio and its impact on the ACL. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment activity as of March 31, 2024:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Mortgage loans:
Payment performance:
Performing	$3,961	$17,075	$19,576	$23,376	$15,766	$511,141	$—	$590,895
Nonperforming	—	—	—	176	106	18,762	—	19,044
Total mortgage loans:	3,961	17,075	19,576	23,552	15,872	529,903	—	609,939
Mortgage loans:
YTD gross charge-offs	—	—	—	—	—	64	—	64
Consumer loans:
Personal loans:
Payment performance:
Performing	66,385	247,875	166,549	59,793	16,903	16,453	—	573,958
Nonperforming	34	1,189	1,404	463	157	99	—	3,346
Total personal loans	66,419	249,064	167,953	60,256	17,060	16,552	—	577,304
Personal loans:
YTD gross charge-offs	—	1,635	3,576	1,018	298	381	—	6,908
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	10,726	10,726
Nonperforming	—	—	—	—	—	—	21	21
Total credit lines	—	—	—	—	—	—	10,747	10,747
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	64	64
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	38,490	38,490
Nonperforming	—	—	—	—	—	—	526	526
Total credit cards	—	—	—	—	—	—	39,016	39,016
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	633	633
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	369	369
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	369	369
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	376	376
Total consumer loans	66,419	249,064	167,953	60,256	17,060	16,552	50,132	627,436
Total consumer loans YTD gross charge-offs	—	1,635	3,576	1,018	298	381	1,073	7,981
Total mortgage and consumer loans	$70,380	$266,139	$187,529	$83,808	$32,932	$546,455	$50,132	$1,237,375
Total mortgage and consumer loans YTD gross charge-offs	$—	$1,635	$3,576	$1,018	$298	$445	$1,073	$8,045

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment activity as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Mortgage loans:
Payment performance:
Performing	$24,623	$19,722	$23,303	$15,821	$14,589	$511,182	$—	$609,240
Nonperforming	$—	—	181	108	479	19,239	—	20,007
Total mortgage loans:	24,623	19,722	23,484	15,929	15,068	530,421	—	629,247
Mortgage loans:
YTD gross charge-offs	$—	4	—	—	—	755	—	759
Consumer loans:
Personal loans:
Payment performance:
Performing	270,883	186,612	68,133	19,185	14,460	6,330	—	$565,603
Nonperforming	503	1,588	304	193	66	101	—	2,755
Total personal loans	271,386	188,200	68,437	19,378	14,526	6,431	—	568,358
Personal loans:
YTD gross charge-offs	1,748	10,512	4,661	830	1,384	731	—	19,866
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	10,891	$10,891
Nonperforming	—	—	—	—	—	—	35	35
Total credit lines	—	—	—	—	—	—	10,926	10,926
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	419	419
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	39,728	$39,728
Nonperforming	—	—	—	—	—	—	586	586
Total credit cards	—	—	—	—	—	—	40,314	40,314
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	2,825	2,825
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	296	$296
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	296	296
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	545	545
Total consumer loans	271,383	188,200	68,437	19,378	14,526	6,431	51,536	619,894
Total consumer loans YTD gross charge-offs	1,748	10,512	4,661	830	1,384	731	3,789	23,655
Total mortgage and consumer loans	$296,009	$207,922	$91,921	$35,307	$29,594	$536,852	$51,536	$1,249,141
Total mortgage and consumer loans YTD gross charge-offs	$1,748	$10,516	$4,661	$830	$1,384	$1,486	$3,789	$24,414

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At March 31, 2024, the balance of revolving mortgage and consumer loans that converted to term loans was $54.4 thousand. At December 31, 2023, there were no mortgage and consumer revolving loans that converted to term loans.
OFG evaluates credit quality for auto loans based on FICO score. The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of March 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	27,029	199,471	189,377	113,598	53,460	68,305	651,240
661-699	36,542	165,438	98,929	51,872	23,089	27,931	403,801
700+	119,541	460,225	298,660	168,374	93,230	120,373	1,260,403
No FICO	969	6,493	6,225	4,291	1,992	4,422	24,392
Total auto loans	$184,081	$831,627	$593,191	$338,135	$171,771	$221,031	$2,339,836
Auto loans:
YTD gross charge-offs	$9	$4,342	$5,108	$2,272	$1,009	$1,478	$14,218
The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	170,639	190,743	118,821	57,087	41,124	38,570	616,984
661-699	169,430	110,260	58,166	25,886	18,253	16,137	398,132
700+	474,005	323,514	183,286	103,886	88,929	58,779	1,232,399
No FICO	6,203	6,537	4,592	2,200	3,886	1,597	25,015
Total auto loans	$820,277	$631,054	$364,865	$189,059	$152,192	$115,083	$2,272,530
Auto loans:
YTD gross charge-offs	$4,090	$18,142	$10,894	$4,008	$3,380	$3,250	$43,764
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.
As of March 31, 2024 and December 31, 2023, accrued interest receivable on loans totaled $62.6 million and $63.5 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to “Note 9 – Accrued Interest Receivable and Other Assets” for more information on accrued interest receivable on loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
OFG measures its ACL based on management’s best estimate of lifetime expected credit losses inherent in OFG’s relevant financial assets. The ACL is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weight given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. For more information on OFG’s credit loss accounting policies, including the allowance for credit losses, see “Note 1 – Summary of Significant Accounting Policies” included in OFG’s 2023 Form 10-K.
At March 31, 2024, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at March 31, 2024 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as auto loan portfolio credit trends and the evolution of risk ratings applied to the commercial loans and collateral changes in real estate portfolios. There are still many unknown variables, including the results of the government’s fiscal and monetary actions resulting from the effect of inflation and geopolitical tension.

As of March 31, 2024, the ACL decreased by $4.5 million compared to December 31, 2023. The provision for credit losses for the quarter ended March 31, 2024, reflected adjustments of $15.1 million related to volume and $1.7 million as a result of the strategic sale of a performing US commercial loan, partially offset by $1.7 million related to a reduction in specific reserves for payments received on substantially reserved US commercial loans.

The net charge-offs for the quarter ended March 31, 2024, amounted to $19.8 million, an increase of $9.7 million when compared to the same period of 2023. The increase is mainly due to $5.3 million in auto loans, $2.5 million in consumer loans and $2.4 million in commercial loans. Net charge-offs for the quarter ended March 31, 2024 include $3.5 million from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans.
The following tables present the activity in OFG’s allowance for credit losses by segment for the quarters ended March 31, 2024 and 2023:

	Quarter Ended March 31, 2024
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$44,041	$7,998	$27,086	$73,485	$152,610
(Recapture of) provision for credit losses	(1,406)	(574)	7,655	11,078	16,753
Charge-offs	(5,316)	(64)	(7,981)	(14,218)	(27,579)
Recoveries	52	267	693	5,971	6,983
Balance at end of period	$37,371	$7,627	$27,453	$76,316	$148,767
PCD:
Balance at beginning of period	$1,113	$7,351	$7	$25	$8,496
Recapture of provision for credit losses	(137)	(1,268)	(23)	(56)	(1,484)
Charge-offs	—	(83)	—	(9)	(92)
Recoveries	157	638	23	58	876
Balance at end of period	$1,133	$6,638	$7	$18	$7,796
Total allowance for credit losses at end of period	$38,504	$14,265	$27,460	$76,334	$156,563

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2023
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$39,158	$9,571	$23,264	$69,848	$141,841
(Recapture of) provision for credit losses	(335)	(503)	5,974	2,896	8,032
Charge-offs	(1,375)	(201)	(5,440)	(9,479)	(16,495)
Recoveries	326	216	866	6,599	8,007
Balance at end of period	$37,774	$9,083	$24,664	$69,864	$141,385
PCD:
Balance at beginning of period	$1,388	$9,359	$14	$71	$10,832
Provision for (recapture of) credit losses	1,920	(814)	200	(7)	1,299
Charge-offs	(2,104)	(75)	(213)	(87)	(2,479)
Recoveries	489	247	11	100	847
Balance at end of period	$1,693	$8,717	$12	$77	$10,499
Total allowance for credit losses at end of period	$39,467	$17,800	$24,676	$69,941	$151,884
NOTE 6 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for the quarters ended March 31, 2024 and 2023:

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$10,780	$11,214
Additions	1,345	1,438
Sales	(1,826)	(3,581)
Decline in value	(170)	(127)
Other adjustments	721	306
Balance at end of period	$10,850	$9,250
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
At March 31, 2024, the fair value of mortgage servicing rights was $49.6 million ($49.5 million — December 31, 2023).

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the changes in servicing rights measured using the fair value method for March 31, 2024 and 2023:

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Fair value at beginning of period	$49,520	$50,921
Servicing from mortgage securitization or asset transfers	527	575
Changes due to payments on loans	(920)	(1,065)
Changes in fair value due to changes in valuation model inputs or assumptions	426	(1,086)
Fair value at end of period	$49,553	$49,345
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of March 31, 2024 and 2023:

	Quarter Ended March 31,
	2024	2023
Constant prepayment rate	1.14% - 15.08%	3.59% - 23.26%
Discount rate	10.00% - 15.50%	10.00% - 15.50%
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	March 31,	December 31,
	2024	2023
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$49,553	49,520
Weighted average life (in years)	7.3	7.3
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(928)	$(928)
Decrease in fair value due to 20% adverse change	$(1,821)	$(1,821)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,007)	$(1,999)
Decrease in fair value due to 20% adverse change	$(3,871)	$(3,856)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing fees on mortgage loans for the quarters ended March 31, 2024 and 2023 totaled $4.4 million and $5.0 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to “Note 22 – Business Segments” for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2023	$84,063	$178	$—	$84,241
March 31, 2024	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill during the quarters ended March 31, 2024 and 2023. There were no accumulated impairment losses at March 31, 2024 and December 31, 2023.
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
OFG performed its annual impairment review of goodwill during the fourth quarter of 2023 using October 31, 2023 as the annual evaluation date and concluded that there was no impairment at December 31, 2023. During the quarter ended March 31, 2024, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at March 31, 2024.
The following table reflects the components of other intangible assets subject to amortization at March 31, 2024 and December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
March 31, 2024
Core deposit intangibles	$41,507	$26,791	$14,716
Customer relationship intangibles	12,693	8,193	4,500
Total other intangible assets	$54,200	$34,984	$19,216
December 31, 2023
Core deposit intangibles	$41,507	$25,659	$15,848
Customer relationship intangibles	12,693	7,847	4,846
Total other intangible assets	$54,200	$33,506	$20,694

In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with its acquisitions of insurance agencies. During the quarter ended March 31, 2024, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at March 31, 2024.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended March 31, 2024 and 2023, was $1.5 million and $1.7 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2024	5,913
2025	4,927
2026	3,942
2027	2,956
2028	1,971
Thereafter	985
NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at March 31, 2024 and December 31, 2023 consists of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Loans	$62,584	$63,526
Investments	9,533	7,874
	$72,117	$71,400
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $19.9 million at March 31, 2024, of which $17.8 million corresponded to loans in current status, and $20.2 million at December 31, 2023, of which $18.2 million corresponded to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At March 31, 2024 and December 31, 2023, the ACL for accrued interest receivable for loans that participated in moratorium programs amounted to $62 thousand and $85 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Prepaid expenses	$62,145	$63,040
Other repossessed assets	6,844	4,032
Accounts receivable and other assets	49,334	47,859
	$118,323	$114,931
Prepaid expenses amounting to $62.1 million at March 31, 2024, include prepaid municipal, property and income taxes aggregating to $55.0 million. At December 31, 2023 prepaid expenses amounted to $63.0 million, including prepaid municipal, property and income taxes aggregating to $54.7 million.
Other repossessed assets totaled $6.8 million and $4.0 million at March 31, 2024 and December 31, 2023, respectively, and consist of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 10 — DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Non-interest-bearing demand deposits	$2,562,096	$2,537,431
Interest-bearing savings and demand deposits	5,476,565	5,601,099
Retail certificates of deposit	1,117,004	1,083,316
Institutional certificates of deposit	390,033	378,143
Total core deposits	9,545,698	9,599,989
Brokered deposits	2,576	162,180
Total deposits	$9,548,274	$9,762,169
At March 31, 2024 and December 31, 2023, the aggregate amount of uninsured deposits was $4.891 billion (51% of total deposits) and $4.885 billion (50.0% of total deposits), respectively.
The weighted average interest rate of OFG’s deposits was 1.54% and 0.88%, respectively, at March 31, 2024 and December 31, 2023.
Interest expense for the quarters ended March 31, 2024 and 2023 was as follows:

	Quarter Ended March 31,
	2024	2023

Demand and savings deposits	$26,065	$8,668
Certificates of deposit	10,727	3,829
	$36,792	$12,497
At March 31, 2024 and December 31, 2023, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $793.4 million and $747.2 million, respectively.
At March 31, 2024 and December 31, 2023, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.590 billion and $1.616 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.694 billion and $1.645 billion at March 31, 2024 and December 31, 2023, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $1.7 million and $3.0 million, the scheduled maturities of certificates of deposit at March 31, 2024 and December 31, 2023 are as follows:

March 31, 2024
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$291,558	$88,260
Over 3 months through 6 months	200,361	91,329
Over 6 months through 1 year	509,185	233,878
	1,001,104	413,467
Over 1 through 2 years	350,012	109,708
Over 2 through 3 years	77,872	8,988
Over 3 through 4 years	34,371	1,415
Over 4 through 5 years	43,591	4,847
Over 5 years	961	—
	$1,507,911	$538,425

December 31, 2023
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$457,533	$115,392
Over 3 months through 6 months	195,902	61,245
Over 6 months through 1 year	329,758	113,524
	983,193	290,161
Over 1 through 2 years	467,348	201,478
Over 2 through 3 years	94,450	13,971
Over 3 through 4 years	29,514	1,379
Over 4 through 5 years	45,575	4,665
Over 5 years	608	—
	$1,620,688	$511,654
The tables of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $633 thousand and $564 thousand as of March 31, 2024 and December 31, 2023, respectively.
NOTE 11— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2024 and December 31, 2023, these advances were secured by mortgage and commercial loans amounting to $984.4 million and $1.0 billion, respectively. Also, at March 31, 2024 and December 31, 2023, OFG had an additional borrowing capacity with the FHLB of $457.5 million and $446.0 million, respectively. At March 31, 2024 and December 31, 2023, the weighted average remaining maturity of FHLB advances was 11 months and 1.2 years, respectively. The original terms of the outstanding long-term advances at March 31, 2024 is 2 years.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $766 thousand and $768 thousand at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
	(In thousands)
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.52% (December 31, 2023 - 4.52%)	$200,000	$200,000
Advances from FHLB mature as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Over one to three years	$200,000	$200,000

NOTE 12 — INCOME TAXES
OFG is subject to the provisions of the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”). The PR Code imposes a maximum statutory corporate tax rate of 37.5%. OFG has operations in the U.S. through its wholly owned subsidiaries OFG Ventures and OFG USA LLC (“OFG USA”), which is a direct subsidiary of the Bank, and has two branches in the USVI. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, OFG’s wholly owned subsidiary, OFG Reinsurance Ltd., is tax exempt in Grand Cayman.
As of March 31, 2024, OFG’s net deferred tax assets, net of a valuation allowance of $7.1 million, amounted to $4.4 million; and the net deferred tax liability, net of valuation allowance of $461 thousand, amounted to $22.9 million, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. As of December 31, 2023, OFG’s deferred tax asset, net of a valuation allowance of $7.0 million, amounted to $4.9 million; and net deferred tax liability, net of a valuation allowance of $569 thousand, amounted to $22.4 million, reflecting aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. The decrease in valuation allowance of $39 thousand was mainly related to USVI operations. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2024. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the quarters ended March 31, 2024 and 2023 of 26.8% and 29.0%, respectively, the decrease is mainly related to exempt income, income subject to preferential tax treatment under the PR Code and a discrete tax windfall on stock options recognized during the period. The expected ETR for 2024 is 28.5%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the ETR if realized. At March 31, 2024, the amount of unrecognized tax benefits was $952 thousand (December 31, 2023 - $936 thousand).
Income tax expense for the quarters ended March 31, 2024 and 2023 was $18.2 million and $18.9 million, respectively.

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
As of March 31, 2024 and December 31, 2023, OFG and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2024 and December 31, 2023, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of March 31, 2024 and December 31, 2023 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of March 31, 2024
Total capital to risk-weighted assets	$1,309,893	15.71%	$875,507	10.50%	$833,817	10.00%
Tier 1 capital to risk-weighted assets	$1,205,231	14.45%	$708,744	8.50%	$667,053	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,205,231	14.45%	$583,672	7.00%	$541,981	6.50%
Tier 1 capital to average total assets	$1,205,231	10.76%	$447,862	4.00%	$559,827	5.00%
As of December 31, 2023
Total capital to risk-weighted assets	$1,278,537	15.37%	$873,369	10.50%	$831,780	10.00%
Tier 1 capital to risk-weighted assets	$1,174,205	14.12%	$707,013	8.50%	$665,424	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,174,205	14.12%	$582,246	7.00%	$540,657	6.50%
Tier 1 capital to average total assets	$1,174,205	11.03%	$425,911	4.00%	$532,389	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2024
Total capital to risk-weighted assets	$1,192,181	14.40%	$869,541	10.50%	$828,134	10.00%
Tier 1 capital to risk-weighted assets	$1,088,220	13.14%	$703,914	8.50%	$662,507	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,088,220	13.14%	$579,694	7.00%	$538,287	6.50%
Tier 1 capital to average total assets	$1,088,220	9.82%	$443,045	4.00%	$553,807	5.00%
As of December 31, 2023
Total capital to risk-weighted assets	$1,179,164	14.27%	$867,797	10.50%	$826,474	10.00%
Tier 1 capital to risk-weighted assets	$1,075,487	13.01%	$702,503	8.50%	$661,179	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,075,487	13.01%	$578,532	7.00%	$537,208	6.50%
Tier 1 capital to average total assets	$1,075,487	10.20%	$421,660	4.00%	$527,075	5.00%
NOTE 14 – STOCKHOLDERS’ EQUITY
Common Stock
At both March 31, 2024 and December 31, 2023, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both March 31, 2024 and December 31, 2023, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At March 31, 2024 and December 31, 2023, the Bank’s legal surplus amounted to $155.7 million and $151.0 million, respectively. During the quarter ended March 31, 2024, OFG transferred $4.8 million to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2024, OFG announced the approval by the Board of Directors of a stock repurchase program for the purchase of up to $50 million of its outstanding shares of common stock. The new stock repurchase program, which is open-ended, replaces the prior stock repurchase program of $100 million, which had a remaining balance of $17.2 million and had been approved by the Board of Directors in January 2022. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. There were no repurchases of stock under the new program during the quarter ended March 31, 2024. Under the prior stock program, OFG repurchased 104,800 shares for a total of $2.9 million at an average price of $27.61 per share during the quarter ended March 31, 2023.
OFG did not repurchase any shares of its common stock during the quarter ended March 31, 2024 and 2023, other than through its publicly announced stock repurchase program.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The activity in connection with common shares held in treasury by OFG for the quarters ended March 31, 2024 and 2023 is set forth below:

	Quarter Ended March 31,
	2024		2023
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	12,820,078	$228,350	12,303,859	$211,135
Common shares used upon lapse of restricted stock units and options	(151,415)	(1,454)	(134,827)	(1,235)
Common shares repurchased as part of the stock repurchase programs	—	—	104,800	2,894
End of period	12,668,663	$226,896	12,273,832	$212,794

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of March 31, 2024 and December 31, 2023 consisted of:

	March 31, 2024	December 31, 2023
	(In thousands)
Unrealized loss on securities available-for-sale	$(96,047)	$(78,497)
Income tax effect of unrealized loss on securities available-for-sale	14,316	11,484
Net unrealized loss on securities available-for-sale	(81,731)	(67,013)
Accumulated other comprehensive loss, net of income taxes	$(81,731)	$(67,013)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for the quarters ended March 31, 2024 and 2023:

Quarter Ended March 31, 2024
Net unrealized loss on securities available-for-sale
(In thousands)
Beginning balance	$(67,013)
Other comprehensive loss before reclassifications	(14,711)
Amounts reclassified out of accumulated other comprehensive loss	(7)
Other comprehensive loss	(14,718)
Ending balance	$(81,731)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized loss on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(93,663)	$254	$(93,409)
Other comprehensive income (loss) before reclassifications	15,149	(673)	14,476
Amounts reclassified out of accumulated other comprehensive (loss) income	2	591	593
Other comprehensive income (loss)	15,151	(82)	15,069
Ending balance	$(78,512)	$172	$(78,340)
The following table presents reclassifications out of accumulated other comprehensive loss for the quarters ended March 31, 2024 and 2023:

	Amount reclassified out of accumulated other comprehensive loss Quarter Ended March 31,		Affected Line Item in Consolidated Statement of Operations

	2024	2023
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$—	$591	Net interest expense
Available-for-sale securities:
Loss on sale of investments	(7)	—	Net (loss) gain on sale of securities
Tax effect from changes in tax rates	—	2	Income tax expense
	$(7)	$593
NOTE 16 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters ended March 31, 2024 and 2023 is as follows:

	Quarter Ended March 31,
	2024	2023
	(In thousands, except per share data)
Income available to common shareholders	$49,692	$46,229

Average common shares outstanding	47,096	47,600
Effect of dilutive securities:
Average potential common shares-options	247	344
Total weighted average common shares outstanding and equivalents	47,343	47,944
Earnings per common share - basic	$1.06	$0.97
Earnings per common share - diluted	$1.05	$0.96

For the quarters ended March 31, 2024 and 2023, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to zero and 446, respectively.
During the quarter ended March 31, 2024, OFG increased its quarterly common stock cash dividend to $0.25 per share from $0.22 per share at December 31, 2023.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 17 – GUARANTEES
At March 31, 2024 and December 31, 2023, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $24.7 million and $24.0 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to FHLMC's, GNMA's, and FNMA's residential mortgage loan sales and securitization programs. At March 31, 2024 and December 31, 2023, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under the residential mortgage loan sales programs was $96.4 million and $98.7 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At March 31, 2024, OFG's liability for estimated credit losses related to loans sold with credit recourse amounted to $73 thousand (December 31, 2023– $102 thousand). On May 1, 2023, OFG and a third-party servicer terminated a subservicing agreement by mutual agreement. Pursuant to such termination, the third-party servicer assumed the direct servicing of the subserviced loans pursuant to FNMA's residential mortgage loans sales program, thereby relieving OFG of its corresponding recourse obligation under that program.
The following table shows the changes in OFG’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters ended March 31, 2024 and 2023:

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$102	$147
Net recoveries (charge-offs/terminations)	(29)	(6)
Balance at end of period	$73	$141
The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case OFG is obligated to repurchase the loan.
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended March 31, 2024 and 2023, OFG repurchased $134 thousand and $65 thousand, respectively, in mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools that are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended March 31, 2024, OFG repurchased $1.0 million (March 31, 2023 –$2.2 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to such credit recourse provision. At March 31, 2024 and December 31, 2023, OFG had a $277 thousand and a $405 thousand liability, respectively, for the estimated credit losses related to these loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the quarters ended March 31, 2024 and 2023, OFG recognized $28 thousand and $6 thousand in gains, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $109 thousand and $252 thousand in gains, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At March 31, 2024 OFG serviced $5.6 billion (December 31, 2023 - $5.6 billion) in mortgage loans for third parties. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At March 31, 2024, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $3.4 million (December 31, 2023 - $4.2 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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
Credit-related financial instruments at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Commitments to extend credit	$1,353,808	$1,255,695
Commercial letters of credit	829	119
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
At March 31, 2024 and December 31, 2023, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2024 and December 31, 2023, is as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Standby letters of credit and financial guarantees	$24,655	$23,970
Loans sold with recourse	96,437	98,685
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
At March 31, 2024 and December 31, 2023, the ACL for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $1.0 million and $1.2 million, respectively, and is included in other liabilities in the statement of financial condition.
At March 31, 2024 and December 31, 2023, OFG maintained other non-credit commitments amounting to $19.1 million and $18.9 million, respectively, primarily for the acquisition of equity securities. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments require us to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At March 31, 2024 and December 31, 2023, OFG had commitments for capital expenditures in technology amounting to $6.0 million and $7.8 million, respectively.
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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At March 31, 2024 and December 31, 2023, accrued liability for legal contingencies amounted to $725 thousand and $817 thousand, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. OFG also has an accrued liability for potential losses, operational errors, loss on theft not covered by insurance premiums, uncollectible receivables, among other transactions, amounting to $1.7 million and $1.4 million, respectively, as of March 31, 2024 and December 31, 2023.

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
Operating Lease Cost

	Quarter Ended March 31,
	2024	2023	Statement of Operations Classification
	(In thousands)
Lease costs	$2,653	$2,600	Occupancy and equipment
Variable lease costs	411	341	Occupancy and equipment
Short-term lease costs	50	157	Occupancy and equipment
Lease income	(22)	(38)	Occupancy and equipment
Total lease costs	$3,092	$3,060
Operating Lease Assets and Liabilities

	March 31, 2024	December 31, 2023	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$21,606	$21,725	Operating lease right-of-use assets
Lease Liabilities	$23,969	$24,029	Operating leases liabilities

	March 31, 2024	December 31, 2023
	(In thousands)
Weighted-average remaining lease term	5.1 years	5.1 years
Weighted-average discount rate	7.5%	7.0%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2024 were as follows:

Minimum Rent
As of March 31, 2024	(In thousands)
2024	$6,212
2025	6,540
2026	4,481
2027	3,724
2028	2,937
Thereafter	5,179
Total lease payments	$29,073
Less imputed interest	5,104
Present value of lease liabilities	$23,969
OFG, as lessor, leases and subleases real property to tenants under operating leases. As of March 31, 2024, no material lease concessions have been granted to tenants. As of March 31, 2024, OFG, as lessee, has not requested any lease concessions.
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Investment securities
The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC) (“ICE”). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2, depending on the basis for determining fair value. At March 31, 2024, there was one security held-to-maturity, carried at amortized cost with no ACL established, classified as Level 3.
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
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	March 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$150,915	$1,746,792	$—	$1,897,707
Trading securities	—	14	—	14
Money market investments	4,674	—	—	4,674
Servicing assets	—	—	49,553	49,553
	$155,589	$1,746,806	$49,553	$1,951,948
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$7,862	$7,862
Foreclosed real estate	—	—	10,850	10,850
Other repossessed assets	—	—	6,844	6,844
Mortgage loans held for sale	—	—	9,370	9,370
Other loans held for sale	—	—	18,904	18,904
	$—	$—	$53,830	$53,830

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$296,799	$1,802,465	$—	$2,099,264
Trading securities	—	13	—	13
Money market investments	4,623	—	—	4,623
Servicing assets	—	—	49,520	49,520
	$301,422	$1,802,478	$49,520	$2,153,420
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$8,027	$8,027
Foreclosed real estate	—	—	10,780	10,780
Other repossessed assets	—	—	4,032	4,032
Other loans held for sale	$—	$—	$28,345	28,345
	$—	$—	$51,184	$51,184
The fair value information included in the tables above for non-recurring fair value measurements is not as of year-end. Instead, it is as of the date that the fair value measurement was recorded during March 31, 2024 and December 31, 2023, excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for March 31, 2024 and 2023:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Level 3 Instruments Only

	Quarter Ended March 31,
	2024	2023
	Servicing Assets	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning period	$49,520	$406	$50,921	$51,327
New instruments acquired	527	—	575	575
Principal repayments and amortization	(920)	—	(1,065)	(1,065)
Gains included in earnings	426	—	(1,086)	(1,086)
Gains included in other comprehensive income	—	7	—	7
Balance at end of period	$49,553	$413	$49,345	$49,758
Servicing assets gains included in earnings during the quarters ended March 31, 2024 and 2023 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 7 – Servicing Assets.
During the quarters ended March 31, 2024 and 2023, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.
The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)
Servicing assets	$49,553	Cash flow valuation	Constant prepayment rate	1.14% - 15.08%	6.18%
			Discount rate	10.00% - 15.50%	11.46%

Collateral dependent loans	$7,862	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	16.99%

Foreclosed real estate	$10,850	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	12.53%

Other repossessed assets	$6,844	Fair value of property or collateral	Estimated net realizable value less disposition costs	31.00% - 77.00%	56.43%

Mortgage loans held for sale	$9,370	Market prices	Pricing and execution whole loan	96.04% - 101.24%	98.25%

Other loans held for sale	$18,904	Bids or sales contract prices	Estimated market value	98.41% - 147.96%	129.96%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$49,520	Cash flow valuation	Constant prepayment rate	1.35% - 17.34%	6.12%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$8,027	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	17.00%

Foreclosed real estate	$10,780	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	12.67%

Other repossessed assets	$4,032	Fair value of property or collateral	Estimated net realizable value less disposition costs	31.00% - 77.00%	57.72%

Other loans held for sale	$28,345	Bids or sales contract prices	Estimated market value	52.00% - 103.20%	84.80%
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair value and carrying value of OFG’s financial instruments at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$754,392	$754,392	$748,173	$748,173
Investment securities available-for-sale	$150,915	$150,915	$296,799	$296,799
Level 2
Financial Assets:
Trading securities	$14	$14	$13	$13
Investment securities available-for-sale	$1,746,792	$1,746,792	$1,802,465	$1,802,465
Investment securities held-to-maturity	$448,603	$509,491	$455,709	$514,024
Federal Home Loan Bank (FHLB) stock	$14,488	$14,488	$14,488	$14,488
Equity securities	$25,674	$25,674	$23,981	$23,981
Level 3
Financial Assets:
Investment securities held-to-maturity	$35,054	$35,000	$35,055	$35,000
Total loans (including loans held-for-sale)	$7,296,452	$7,411,378	$7,282,214	$7,401,618
Accrued interest receivable	$72,117	$72,117	$71,400	$71,400
Servicing assets	$49,553	$49,553	$49,520	$49,520
Accounts receivable and other assets	$49,334	$49,334	$47,859	$47,589
Financial Liabilities:
Deposits	$9,581,054	$9,548,274	$9,767,068	$9,762,169
Advances from FHLB	$198,755	$200,766	$199,184	$200,768
Other borrowings	$—	$—	$2	$2
Accrued expenses and other liabilities	$121,871	$121,871	$115,985	$115,985

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2024 and December 31, 2023:
•Cash and cash equivalents (including money market investments and time deposits with other banks), accrued interest receivable, accounts receivable and other assets, accrued expenses and other liabilities, and other borrowings have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.
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
•The fair value of the loan portfolio (including loans held-for-sale and non-performing loans) is based on the exit market price, which is estimated by segregating by loan type, such as mortgage, commercial, consumer and auto. The fair value is calculated by discounting contractual cash flows. The discount rate used in such calculation considers a capital adjustment as well as other premiums for systemic risk, servicing costs, modeling and uncertainty risk, and impairment uncertainty.

•The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

•The fair value of long-term borrowings, including advances from FHLB, is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 21 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters ended March 31, 2024 and 2023:

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Banking service revenues:
Electronic banking fees	$13,690	$13,366
Checking accounts fees	2,167	2,220
Savings accounts fees	308	333
Credit life commissions	4	105
Branch service commissions	346	422
Servicing and other loan fees	568	881
International fees	172	183
Miscellaneous income	4	3
Total banking service revenues	17,259	17,513

Wealth management revenue:
Insurance income	3,774	3,369
Broker fees	2,091	1,784
Trust fees	2,242	1,924
Other fees	—	43
Total wealth management revenue	8,107	7,120

Mortgage banking activities:
Net servicing fees	3,951	2,842
Net gains on sale of mortgage loans and valuation	653	769
Net gain on repurchased loans and other	89	287
Total mortgage banking activities	4,693	3,898
Total banking and financial service revenues	$30,059	$28,531
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Wealth Management Revenue
Insurance income from commissions generated in the sale of insurance policies issued by unaffiliated insurance companies and sale of annuities are recorded once the sale has been completed. Reinsurance revenue is recorded based on earned premium confirmed by the fronting insurance company. Contingent insurance commissions are recorded once the paying insurance companies confirm the amounts earned.
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
•Fees for providing distribution services related to mutual funds, net of compensation paid to a provider of such services, as well as trailer fees (also known as 12b-1 fees). These fees are considered variable and are recognized over time, as the uncertainty of the fees to be received is resolved as the net asset value of the mutual fund is determined and investor activity occurs. Fees do not cover future services, as a result there is no need to allocate the amount received to any other service.
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
NOTE 22 – BUSINESS SEGMENTS
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

Banking includes the Bank’s branches and traditional banking products such as deposits and commercial, consumer, auto, and mortgage loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for OFG’s own portfolio. As part of its mortgage banking activities, OFG may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities.

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, and OFG Reinsurance. The core operations of this segment are financial planning, securities brokerage services, investment advisory services, insurance, corporate and individual trust and retirement services.

The Treasury segment encompasses all of OFG’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2024 and 2023:

	Quarter Ended March 31, 2024
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$150,995	$9	$33,497	$184,501	$(1,075)	$183,426
Interest expense	(35,849)	—	(4,550)	(40,399)	1,075	(39,324)
Net interest income	115,146	9	28,947	144,102	—	144,102
Provision for (recapture of) credit losses	15,225	—	(104)	15,121	—	15,121
Non-interest income	23,065	7,375	(92)	30,348	—	30,348
Non-interest expenses	(85,990)	(4,522)	(900)	(91,412)	—	(91,412)
Intersegment revenue	424	—	—	424	(424)	—
Intersegment expenses	—	(267)	(157)	(424)	424	—
Income before income taxes	37,420	2,595	27,902	67,917	—	$67,917
Income tax expense	18,166	13	46	18,225	—	18,225
Net income	$19,254	$2,582	$27,856	$49,692	$—	$49,692
Total assets	$9,132,772	$32,597	$3,144,241	$12,309,610	$(1,150,375)	$11,159,235
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, an international banking entity organized and licensed under Puerto Rico law, which operates as a unit within the Bank. The time deposit with a balance of $301.4 million and $414.6 million at March 31, 2024 and 2023, respectively, is included in the Treasury Segment with its corresponding interest expense, to fund Oriental Overseas operations, which is included in the Banking Segment with its corresponding interest income, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The decrease in interest income and interest expense from the prior year was mainly as a result of lower interest rate and average balance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item I, “Financial Statements” of this quarterly report on Form 10-Q. This discussion and analysis section contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this quarterly report on Form 10-Q for the quarter ended March 31, 2024 and set forth in our annual report for the year ended December 31, 2023 (the “2023 Form 10-K”), as supplemented and amended by any subsequent quarterly reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Other factors not identified above, including those described under the headings in our 2023 Form 10-K and any subsequent quarterly reports on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements.

INTRODUCTION

OFG is a publicly-owned financial holding company that provides wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, investment advisory and securities brokerage services, as well as corporate and individual trust services. OFG operates through three business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG conducts its business through its main office in San Juan, Puerto Rico, forty-two branches in Puerto Rico and two branches in the U.S. Virgin Islands (the “USVI”). OFG has three subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services and Oriental Insurance; two subsidiaries in the United States, OFG USA and OFG Ventures; and one subsidiary in the Cayman Islands, OFG Reinsurance. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuously improving our already effective asset-liability management, growing non-interest revenue from banking and financial services, as well as achieving greater operating efficiencies.

OFG’s diversified mix of businesses and products generates both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as securities brokerage, fiduciary services, investment advisory, insurance agency and reinsurance). Although all of these businesses, to varying degrees, are affected by interest rate and financial market fluctuations and other external factors, OFG’s commitment is to continue producing a balanced and growing revenue stream.
RECENT DEVELOPMENTS
Capital Actions
In January 2024, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend to $0.25 per common share from $0.22 per share, beginning in the quarter ended March 31, 2024. The Board of Directors also approved a new $50.0 million stock repurchase program. The new stock repurchase program, which is open-ended, replaces the prior stock repurchase program, which had had been approved by the Board of Directors in January 2022 and had $17.2 million remaining of its $100.0 million repurchase parameters. At March 31, 2024, there have been no repurchases under this new program.
Economic Conditions
We believe that Puerto Rico’s economy continues to demonstrate resiliency and growth and its private sector is expanding. The Puerto Rico Economic Activity Index, as published by the Economic Development Bank for Puerto Rico, increased 3.4% year-over-year in December 2023 and retail sales increased 4.5% year-over-year also in December 2023. According to the data published by Economic Development Bank for Puerto Rico, wages are rising, and labor participation is increasing. Total non-farm payroll employment in December 2023 increased 2.6% year-over-year and total employment rose 2.5% from July 2022 to December 2023. The inflow of federal stimulus and reconstruction funds for rebuilding infrastructure has continued, and we believe this inflow will stimulate the local economy. Nevertheless, OFG continues to pay attention to the potential impact of interest rate changes, inflation, and other economic factors, and global conflicts, all of which could impact our business and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2023 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2023 Form 10-K, we identified the Allowance for Credit Losses related to loans collectively evaluated for impairment as a critical accounting policy and estimate because it involves significant estimation uncertainty that has or is reasonably likely to have a material impact on our financial condition or results of operations.

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. As part of OFG’s continuous enhancement to the allowance for credit losses methodology, during the quarter ended March 31, 2024, an assessment of the weight of probability scenarios for the US loan segment was performed and updated to use a higher probability level in the moderate recessionary scenario. This change in the allowance for credit losses is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. Apart from the foregoing change, there have been no material changes in the methods that we used to formulate these critical accounting estimates from those discussed in our 2023 Form 10-K.
FINANCIAL HIGHLIGHTS

First quarter earnings per share diluted increased 9.4% year-over-year on a 5.9% increase in total core revenues, reflecting what we believe is an overall solid performance across all businesses in line with our strategic plans. We believe that OFG's Digital First strategy continues to drive an increase in customers and their engagement. Overall, Puerto Rico's business activity and consumer liquidity remains strong. We believe that OFG's balance sheet is well positioned to navigate a longer-high-interest rate environment.

First Quarter of 2024:

Earnings per share diluted was $1.05 compared to $0.98 in the fourth quarter of 2023 and $0.96 in the first quarter of 2023. Total core revenues of $174.2 million compared to $175.6 million in the fourth quarter of 2023 and $164.4 million in the first quarter of 2023.

Performance metrics: Net interest margin of 5.40%, return on average assets of 1.77%, return on average tangible common stockholders’ equity of 17.92%, and efficiency ratio of 52.49%.

Total interest income of $183.4 million compared to $176.2 million in the fourth quarter of 2023 and $149.0 million in the first quarter of 2023. Compared to the fourth quarter of 2023, the first quarter of 2024 primarily reflected higher average balances and yields on investment securities, cash and loans. The first quarter of 2024 included one fewer day than the fourth quarter of 2023, which reduced interest income by about $1.4 million.

Total interest expense of $39.3 million compared to $32.7 million in the fourth quarter of 2023 and $13.1 million in the first quarter of 2023. Compared to the fourth quarter of 2023, the first quarter of 2024 core deposits average balances increased 10% and the cost increased 40 basis points reflecting the impact of the $1.2 billion in government funds deposited late in the fourth quarter of 2023.

Total banking and financial service revenues of $30.1 million compared to $32.1 million in the fourth quarter of 2023 and $28.5 million in the first quarter of 2023. The first quarter of 2024 reflected one fewer day compared to the fourth quarter of 2023, which included $2.5 million of annual insurance recognition.

Pre-provision net revenues of $83.0 million compared to $88.2 million in the fourth quarter of 2023 and $74.6 million in the first quarter of 2023. The fourth quarter of 2023 included $8.8 million from a gain on the sale of nonperforming commercial loans and from annual insurance recognition revenues.

Total provision for credit losses of $15.1 million compared to $19.7 million in the fourth quarter of 2023 and $9.4 million in the first quarter of 2023. The first quarter of 2024 provision reflected $15.1 million related to loan volume and $1.7 million as a result of the strategic sale of a performing U.S. commercial loan. This was partially offset by $1.7 million mainly due to a reduction in specific reserves for payments received on substantially reserved U.S. commercial loans.

Credit quality: Net charge-offs of $19.8 million compared to $16.3 million in the fourth quarter of 2023 and $10.1 million in the first quarter of 2023. The first quarter of 2024 included $3.5 million from previously and fully reserved nonperforming PPP loans. The first quarter of 2024 early and total delinquency rates were 2.41% and 3.30%, respectively, lower than the fourth quarter of 2023 and pre-pandemic levels. The non-performing loan rate of 1.10% was the lowest over the last five quarters.

Total non-interest expense of $91.4 million compared to $94.1 million in the fourth quarter of 2023 and $90.2 million in the first quarter of 2023. The first quarter of 2024 included a higher level of FICA payments compared to the fourth quarter of 2023, which included $3.2 million in workforce early retirement and rightsizing costs.

Effective Tax Rate of 26.8% compared to 31.9% in the fourth quarter of 2023 and first quarter of 2023. The first quarter of 2024 reflected expected 2024 effective tax rate of 28.5% due to higher forecasted business activities with preferential tax treatment under the Puerto Rico Internal Revenue Code of 2011, coupled with a $1.1 million discrete benefit for stock vested in the first quarter of 2024.

Loans held for investment of $7.54 billion compared to $7.53 billion in the fourth quarter of 2023 and $6.85 billion in the first quarter of 2023. Loans were approximately level with December 31, 2023 balances and increasing by 10.0% year-over-year. Compared to December 31, 2023, the March 31, 2024 loans reflected increases in retail auto and consumer, partially offset by regular paydowns of residential mortgages and securitization and sale of conforming loans as well as seasonal paydowns of commercial lines of credit.

New loan production of $536.6 million compared to $663.9 million in the fourth quarter of 2023 and $561.3 million in the first quarter of 2023. Compared to the fourth quarter of 2023, production reflected increased auto and consumer lending and lower commercial and residential mortgage lending.

Total investments of $2.48 billion compared to $2.69 billion in the fourth quarter of 2023 and $1.92 billion in the first quarter of 2023. The first quarter of 2024 primarily reflected the sale of US Treasury securities.

Customer deposits of $9.55 billion compared to $9.60 billion in the fourth quarter of 2023 and $8.57 billion in the first quarter of 2023.

Total borrowings and brokered deposits of $203.3 million compared to $363.0 million in the fourth quarter of 2023 and $226.8 million in the first quarter of 2023. Compared to the fourth quarter of 2023, the first quarter of 2024 reflected a reduced need for wholesale funding.

Cash and cash equivalents of $754.4 million compared to $748.2 million in the fourth quarter of 2023 and $847.5 million in the first quarter of 2023.

Total assets of $11.16 billion compared to $11.34 billion in the fourth quarter of 2023 and $10.06 billion in the first quarter of 2023.

Capital: CET1 ratio of 14.45% compared to 14.12% in the fourth quarter of 2023 and 14.07% in the first quarter of 2023. The Tangible Common Equity ratio was 10.06% compared to 9.68% in the fourth quarter of 2023 and 9.85% in the first quarter of 2023. Tangible Book Value per share of $23.55 compared to $23.13 in the fourth quarter of 2023 and $20.57 in the first quarter of 2023. The first quarter of 2024 Tangible Book Value reflected increased retained earnings.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended March 31,
	2024	2023	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$183,426	$148,985	23.1%
Interest expense	39,324	13,088	200.5%
Net interest income	144,102	135,897	6.0%
Provision for credit losses	15,121	9,445	60.1%
Net interest income after provision for credit losses	128,981	126,452	2.0%
Non-interest income	30,348	28,901	5.0%
Non-interest expenses	91,412	90,220	1.3%
Income before taxes	67,917	65,133	4.3%
Income tax expense	18,225	18,904	(3.6)%
Net income available to common shareholders	$49,692	$46,229	7.5%
PER SHARE DATA:
Basic	$1.06	$0.97	9.3%
Diluted	$1.05	$0.96	9.4%
Average common shares outstanding	47,096	47,600	(1.1)%
Average common shares outstanding and equivalents	47,343	47,944	(1.3)%
Cash dividends declared per common share	$0.25	0.22	13.6%
Cash dividends declared on common shares	$11,796	10,527	12.1%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.77%	1.87%	(5.3)%
Return on average tangible common stockholders’ equity	17.92%	19.13%	(6.3)%
Return on average common equity (ROE)	16.38%	17.16%	(4.5)%
Efficiency ratio	52.49%	54.87%	(4.3)%
Interest rate spread	5.26%	5.85%	(10.1)%
Interest rate margin	5.40%	5.89%	(8.3)%

	March 31,	December 31,	Variance
	2024	2023	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,482,374	$2,686,770	(7.6)%
Loans, net	7,411,378	7,401,618	0.1%
Total investments and loans	$9,893,752	$10,088,388	(1.9)%
Deposits and borrowings
Deposits	$9,548,274	$9,762,169	(2.2)%
Borrowings	200,766	200,770	—%
Total deposits and borrowings	$9,749,040	$9,962,939	(2.1)%
Stockholders’ equity
Common stock	59,885	59,885	—%
Additional paid-in capital	636,208	638,667	(0.4)%
Legal surplus	155,732	150,967	3.2%
Retained earnings	672,455	639,324	5.2%
Treasury stock, at cost	(226,896)	(228,350)	(0.6)%
Accumulated other comprehensive loss	(81,731)	(67,013)	22.0%
Total stockholders’ equity	$1,215,653	$1,193,480	1.9%
Per share data
Book value per common share	$25.75	$25.36	1.5%
Tangible book value per common share	$23.55	$23.13	1.8%
Market price	$36.81	$37.48	(1.8)%
Capital ratios
Leverage capital	10.76%	11.03%	(2.4)%
Common equity Tier 1 capital	14.45%	14.12%	2.3%
Tier 1 risk-based capital	14.45%	14.12%	2.3%
Total risk-based capital	15.71%	15.37%	2.2%
Financial assets managed
Trust assets managed	$2,648,006	$2,511,880	5.4%
Broker-dealer assets managed	2,579,404	2,446,281	5.4%
Total assets managed	$5,227,410	$4,958,161	5.4%
ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2024 and 2023.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023

	Interest		Average rate		Average balance
	March 2024	March 2023	March 2024	March 2023	March 2024	March 2023
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$183,426	$148,985	6.87%	6.46%	$10,739,590	$9,359,211
Tax equivalent adjustment	4,109	4,635	0.15%	0.20%	—	—
Interest-earning assets - tax equivalent	187,535	153,620	7.02%	6.66%	10,739,590	9,359,211
Interest-bearing liabilities	39,324	13,088	1.61%	0.61%	9,812,300	8,668,789
Tax equivalent net interest income / spread	148,211	140,532	5.41%	6.05%	927,290	690,422
Tax equivalent interest rate margin			5.56%	6.25%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	25,836	14,229	3.98%	2.93%	2,597,542	1,939,990
Interest bearing cash and money market investments	7,996	6,445	5.36%	4.73%	600,291	552,635
Total investments	33,832	20,674	4.26%	3.36%	3,197,833	2,492,625
Non-PCD loans
Mortgage	8,229	8,573	5.56%	5.42%	591,621	633,126
Commercial	57,235	44,299	7.96%	7.31%	2,925,082	2,457,932
Consumer	18,623	16,238	11.48%	11.38%	652,220	578,686
Auto	48,885	40,220	8.52%	8.15%	2,307,125	2,001,222
Total Non-PCD loans	132,972	109,330	8.26%	7.82%	6,476,048	5,670,966
PCD loans
Mortgage	14,426	15,707	6.27%	6.16%	919,660	1,020,297
Commercial	2,120	3,112	5.89%	7.34%	143,888	169,678
Consumer	18	45	11.53%	23.13%	623	781
Auto	58	117	15.22%	9.66%	1,538	4,864
Total PCD loans	16,622	18,981	6.24%	6.35%	1,065,709	1,195,620
Total loans (1)	149,594	128,311	7.98%	7.58%	7,541,757	6,866,586
Total interest-earning assets	183,426	148,985	6.87%	6.46%	10,739,590	9,359,211

Interest-bearing liabilities:
Deposits:
NOW Accounts	20,516	4,212	2.38%	0.68%	3,472,852	2,497,917
Savings and money market	4,417	3,135	0.87%	0.57%	2,042,865	2,232,903
Time deposits	9,924	3,821	2.70%	1.28%	1,480,753	1,209,432
Total core deposits	34,857	11,168	2.00%	0.76%	6,996,470	5,940,252
Brokered deposits	803	8	5.50%	0.30%	58,737	10,229
	35,660	11,176	2.03%	0.76%	7,055,207	5,950,481
Non-interest bearing deposits	—	—	—	—	2,536,320	2,654,140

	Interest		Average rate		Average balance
	March 2024	March 2023	March 2024	March 2023	March 2024	March 2023
	(Dollars in thousands)
Fair value premium and core deposit intangible amortizations	1,132	1,321	—%	—%	—	—
Total deposits	36,792	12,497	1.54%	0.59%	9,591,527	8,604,621
Borrowings:
Advances from FHLB and other borrowings	2,532	591	4.61%	3.74%	220,773	64,168
Total borrowings	2,532	591	4.61%	3.74%	220,773	64,168
Total interest-bearing liabilities	39,324	13,088	1.61%	0.61%	9,812,300	8,668,789
Net interest income / spread	$144,102	$135,897	5.26%	5.85%
Interest rate margin			5.40%	5.89%
Excess of average interest-earning assets over average interest-bearing liabilities					$927,290	$690,422
Average interest-earning assets to average interest-bearing liabilities ratio					109.45%	92.62%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis
C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$5,382	$6,225	$11,607
Interest bearing cash and money market investments	208	1,343	1,551
Loans	14,636	6,647	21,283
Total interest income	20,226	14,215	34,441
Interest Expense:
NOW Accounts	2,176	14,128	16,304
Savings and money market	(283)	1,565	1,282
Time deposits	1,498	4,605	6,103
Brokered deposits	168	627	795
Fair value premium and core deposit intangible amortizations	—	(189)	(189)
Advances from FHLB and other borrowings	1,761	180	1,941
Total interest expense	5,320	20,916	26,236
Net Interest Income	$14,906	$(6,701)	$8,205

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

Comparison of quarters ended March 31, 2024 and 2023
Net interest income of $144.1 million increased $8.2 million from $135.9 million. Tax equivalent basis net interest income of $148.2 million increased $7.7 million, or 5.5%, from $140.5 million.
Interest rate spread decreased 59 basis points to 5.26% from 5.85% and net interest margin decreased 49 basis points to 5.40% from 5.89%.
Net interest income was positively impacted by:
•A $21.3 million increase in interest income from loans, primarily driven by: (i) higher interest income from commercial loans by $11.9 million, reflecting the upward repricing of variable rate loans and increased yields on new loans originated during 2024; (ii) higher interest income from auto loans by $8.6 million, mainly due to an increase in the average balance of this portfolio by approximately $302.6 million; and (iii) higher interest income from consumer loans by $2.4 million, mainly due to an increase in the average balance of this portfolio of approximately $73.4 million. These increases were partially offset by lower interest income from residential mortgage loans by $1.6 million, reflecting a decrease in the average balance of this portfolio by approximately $142.1 million, mainly from the securitization and sale of conforming loans;
•A $11.6 million increase in interest income from investments securities, primarily related to higher yield by 105 basis points, which contributed to an increase in interest income of approximately $6.2 million and higher average volume of $657.6 million, resulting in an increase in interest income of approximately $5.4 million; and
•A $1.6 million increase in interest income from interest-bearing cash and money market investments related to higher FRB federal funds rates and higher average balances.
These increases were partially offset by higher interest expense of $26.2 million from (i) deposits of $24.3 million due to higher average cost of total deposits of 95 basis points and (ii) advances from the FHLB of $1.9 million related to a $156.6 million increase in the average balance.
TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2024	2023	Variance %
	(In thousands)
Banking service revenue	$17,259	$17,513	(1.5)%
Wealth management revenue	8,107	7,120	13.9%
Mortgage banking activities	4,693	3,898	20.4%
Total banking and financial service revenue	30,059	28,531	5.4%
Net (loss) gain on:
Sale of securities	(7)	—	—%
Other non-interest income	296	370	(20.0)%
Total non-interest income	$30,348	$28,901	5.0%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains or losses on sales of assets.

Comparison of quarters ended March 31, 2024 and 2023
OFG recorded non-interest income, net, in the amount of $30.3 million, compared to $28.9 million, an increase of 5.0%, or $1.4 million. The increase in non-interest income was mainly due to the net effect of:
•A $987 thousand increase in wealth management revenue primarily reflecting: (i) a $405 thousand increase in insurance income from higher annuities and reinsurance income, (ii) a $318 thousand increase in trust division fees and (iii) a $308 thousand increase in broker-dealer fees related to higher market asset values; and
•A $795 thousand increase in mortgage banking activities mainly from favorable impact of $1.7 million in mortgage servicing rights valuation, partially offset by lower gains on sales in the current quarter driven by lower sales volume.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2024	2023	Variance %
	(In thousands)
Compensation and employee benefits	$39,816	$38,473	3.5%
Occupancy, equipment and infrastructure costs	14,322	14,257	0.5%
Electronic banking charges	10,366	10,337	0.3%
Information technology expenses	6,603	6,418	2.9%
Professional and service fees	4,004	5,064	-20.9%
Taxes, other than payroll and income taxes	3,243	3,273	-0.9%
Insurance	2,676	2,918	-8.3%
Loan servicing and clearing expenses	2,110	2,267	-6.9%
Advertising, business promotion, and strategic initiatives	2,379	2,036	16.8%
Communication	1,081	1,029	5.1%
Printing, postage, stationery and supplies	959	730	31.4%
Director and investor relations	279	258	8.1%
Foreclosed real estate and other repossessed assets income, net of expenses	668	793	-15.8%
Other	2,906	2,367	22.8%
Total non-interest expenses	$91,412	$90,220	1.3%
Relevant ratios and data:
Efficiency ratio	52.49%	54.87%
Compensation and benefits to non-interest expense	43.56%	42.64%
Compensation to average total assets owned	1.42%	1.55%
Number of employees end of period	2,230	2,249
Average number of employees	2,232	2,251
Average compensation per employee (in thousands)	$71.37	$68.37
Average loans per average employee	$3,379	$3,050
Comparison of quarters ended March 31, 2024 and 2023
Non-interest expense was $91.4 million, representing an increase of 1.3% or $1.2 million, compared to $90.2 million. The increase in non-interest expense was mainly due to:
•Increase of $1.3 million in compensation and employee benefits, as a result of higher salaries and benefits, including payroll taxes;
•Increase of $539 thousand in other expenses, primarily driven by a $940 thousand accrual recorded during the quarter related to regulatory examinations, offset by lower charitable contributions by $336 thousand; and

•Increase of $343 thousand in advertising, business promotion, and strategic initiatives, primarily driven by an increase in marketing campaigns and digital marketing efforts made during the current quarter.
The increase in non-interest expense was partially offset by a decrease of $1.1 million in professional and service fees, mainly due to lower consulting expenses.
The efficiency ratio was 52.49%, an improvement from 54.87%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that were excluded from the adjusted efficiency ratio computation for the quarters ended March 31, 2024 and 2023 amounted to $289 thousand and $370 thousand, respectively.
Provision for Credit Losses
Comparison of quarters ended March 31, 2024 and 2023
Provision for credit losses increased by $5.7 million to $15.1 million from $9.4 million. The provision for credit losses for the quarter ended March 31, 2024, reflected adjustments of $15.1 million related to loan volume and $1.7 million as a result of the strategic sale of a performing U.S. commercial loan, partially offset by $1.7 million related to a reduction in specific reserves for payments received on substantially reserved U.S. commercial loans. The provision for credit losses for the quarter ended March 31, 2023, reflected a provision of $6.1 million related to the growth in loan balances and a provision of $4.1 million related to commercial-specific loan reserves. The increases to the provision were partially offset by releases of $619 thousand associated with qualitative adjustment due to improvement in the performance of the portfolios and in Puerto Rico’s labor market and $293 thousand for changes in the economic and loss rate models.
Income Tax Expense
Comparison of quarters ended March 31, 2024 and 2023
Income tax expense for the quarter ended March 31, 2024 increased $679 thousand to $18.2 million from $18.9 million. OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the quarters ended March 31, 2024 and 2023 of 26.8% and 29.0%, respectively. The current quarter reflected expected 2024 ETR of 28.5% due to higher forecasted business activities with preferential tax treatment under the Puerto Rico tax code, and a $1.1 million discrete benefit for stock vested in the current period.
Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2024 and 2023.

TABLE 4 - BUSINESS SEGMENTS
	Quarter Ended March 31, 2024
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$150,995	$9	$33,497	$184,501	$(1,075)	$183,426
Interest expense	(35,849)	—	(4,550)	(40,399)	1,075	(39,324)
Net interest income	115,146	9	28,947	144,102	—	144,102
Provision for (recapture of) credit losses	15,225	—	(104)	15,121	—	15,121
Non-interest income	23,065	7,375	(92)	30,348	—	30,348
Non-interest expenses	(85,990)	(4,522)	(900)	(91,412)	—	(91,412)
Intersegment revenue	424	—	—	424	(424)	—
Intersegment expenses	—	(267)	(157)	(424)	424	—
Income before income taxes	37,420	2,595	27,902	67,917	—	67,917
Income tax expense	18,166	13	46	18,225	—	18,225
Net income	$19,254	$2,582	$27,856	$49,692	$—	$49,692
Total assets	$9,132,772	$32,597	$3,144,241	$12,309,610	$(1,150,375)	$11,159,235

	Quarter Ended March 31, 2023
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$132,425	$5	$21,126	$153,556	$(4,571)	$148,985
Interest expense	(12,381)	—	(5,278)	(17,659)	4,571	(13,088)
Net interest income	120,044	5	15,848	135,897	—	135,897
Provision for credit losses	9,405	—	40	9,445	—	9,445
Non-interest income	21,625	7,276	—	28,901	—	28,901
Non-interest expenses	(85,365)	(3,955)	(900)	(90,220)	—	(90,220)
Intersegment revenue	546	—	—	546	(546)	—
Intersegment expenses	—	(377)	(169)	(546)	546	—
Income before income taxes	47,445	2,949	14,739	65,133	—	65,133
Income tax expense	18,892	—	12	18,904	—	18,904
Net income	$28,553	$2,949	$14,727	$46,229	$—	$46,229
Total assets	$8,484,413	$28,605	$2,591,608	$11,104,626	$(1,047,045)	$10,057,581

Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, an international banking entity organized and licensed under Puerto Rico law, which operates as a unit within the Bank. The time deposit with a balance of $301.4 million and $414.6 million at March 31, 2024 and 2023, respectively, is included in the Treasury Segment with its corresponding interest expense, to fund Oriental Overseas operations, which is included in the Banking Segment with its corresponding interest income, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The decrease in interest income and interest expense from the prior year was mainly as a result of lower interest rate and average balance.

Comparison of quarters ended March 31, 2024 and 2023
Banking
OFG’s banking segment net income before taxes decreased by $10.0 million from $47.4 million to $37.4 million, mainly reflecting:
•Increase of $23.5 million in interest expense primarily related to an increase in the average cost of deposits and borrowings;
•Increase of $5.8 million in provision for credit losses (provision for the first quarter of 2024 included $15.1 million related to the growth in loan balances); and
•Decrease of $3.5 million in interest income related to Oriental Overseas’ time deposit from the Bank to fund its operations, eliminated in the consolidation, mainly as a result of lower interest rates and average in the current period.
The decrease in the banking segment’s net income before taxes was partially offset by:
•Increase of $18.6 million in interest income from loans, driven by increased yields on higher balances.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage, and insurance and reinsurance activities. Net income before taxes from this segment decreased slightly from $2.9 million to $2.6 million. The decrease mostly reflected an increase in non-interest expenses of $567 thousand, mainly from higher salaries and employee benefits.
Treasury
Treasury segment net income before taxes increased by $13.2 million, mainly reflecting an increase in interest income from the purchases of investment securities during 2024 and 2023, higher yield in interest bearing cash and money market investments related to higher rates, and lower interest expense associated with inter-segment borrowing as a result of lower interest rates and average balance.
ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At March 31, 2024, OFG’s total assets amounted to $11.159 billion, a decrease of $185.2 million, when compared to $11.344 billion at December 31, 2023.
Cash and due from banks increased by $6.2 million to $749.7 million, reflecting the effect of $149.4 million sale of US Treasury securities, principal paydowns on mortgage-backed securities totaling $55.3 million, offset by loan funding and lower deposit balances.
The investment portfolio decreased by $204.4 million or 7.6% primarily driven by the sale of a $149.4 million US Treasury securities available for sale, principal paydowns on mortgage-backed securities totaling $55.3 million and unfavorable market value adjustments of $17.5 million, offset by $17.4 million in mortgage loan securitization and $933 thousand new US Treasury securities available for sale. OFG’s investment strategy focuses on liquidity and highly liquid securities, considering their investment and the current market environment.
OFG’s loan portfolio is comprised of commercial loans secured by real estate, other commercial and industrial loans, US commercial loans, residential mortgage loans, consumer loans, and auto loans. At March 31, 2024, OFG’s net loan portfolio increased by $9.8 million or 0.1% reflecting increases in retail auto and consumer loans, partially offset by regular paydowns of residential mortgage loans and securitization and sale of conforming loans as well as seasonal paydowns of commercial lines of credit.

Financial Assets Managed
At March 31, 2024, OFG’s financial assets include those managed by OFG’s trust division and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages Keogh retirement plans and custodian and corporate trust accounts. At March 31, 2024 and December 31, 2023, the total assets managed by OFG’s trust division amounted to $2.648 billion and $2.512 billion, respectively. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2024, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.579 billion, compared to $2.446 billion at December 31, 2023. Changes in trust and broker-dealer related assets also reflect changes in portfolio balances and differences in market value resulting from higher interest rates.
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
As of both March 31, 2024 and December 31, 2023, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $100 thousand to the wealth management segment. Please refer to “Note 8 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance %
	2024	2023
	(In thousands)
Investments:
FNMA and FHLMC certificates	$1,663,318	$1,730,655	-3.9%
US Treasury securities	350,642	496,113	-29.3%
GNMA certificates	384,171	376,294	2.1%
Equity securities	40,162	38,469	4.4%
CMOs issued by US government-sponsored agencies	8,470	9,610	-11.9%
Other debt securities	35,597	35,616	-0.1%
Trading securities	14	13	7.7%
Total investments	2,482,374	2,686,770	-7.6%
Loans, net	7,411,378	7,401,618	0.1%
Total investments and loans	9,893,752	10,088,388	-1.9%
Other assets:
Cash and due from banks	749,718	743,550	0.8%
Money market investments	4,674	4,623	1.1%
Foreclosed real estate	10,850	10,780	0.6%
Accrued interest receivable	72,117	71,400	1.0%
Deferred tax asset, net	4,379	4,923	-11.1%
Premises and equipment, net	104,980	104,102	0.8%
Servicing assets	49,553	49,520	0.1%
Goodwill	84,241	84,241	0.0%
Other intangible assets	19,216	20,694	-7.1%
Operating lease right-of-use assets	21,606	21,725	-0.5%
Other assets and customers' liability on acceptances	144,149	140,507	2.6%
Total other assets	1,265,483	1,256,065	0.7%
Total assets	$11,159,235	$11,344,453	-1.6%
Investment portfolio composition:
FNMA and FHLMC certificates	67.0%	64.4%
US Treasury securities	14.1%	18.5%
GNMA certificates	15.5%	14.0%
Equity securities	1.6%	1.4%
CMOs issued by US government-sponsored agencies	0.3%	0.4%
Other debt securities and trading securities	1.5%	1.3%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	March 31, 2024	December 31, 2023	Variance %
	(In thousands)
Loans held for investment:
Commercial loans	$3,051,448	$3,076,903	(0.8)%
Mortgage loans	1,519,045	1,562,609	(2.8)%
Consumer loans	627,980	620,446	1.2%
Auto loans	2,341,194	2,274,421	2.9%
	7,539,667	7,534,379	0.1%
Allowance for credit losses	(156,563)	(161,106)	(2.8)%
Total loans held for investment	7,383,104	7,373,273	0.1%
Mortgage loans held for sale	9,370	—	100.0%
Other loans held for sale	18,904	28,345	(33.3)%
Total loans held for sale	28,274	28,345	(0.3)%
Total loans, net	$7,411,378	$7,401,618	0.1%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $7.411 billion at March 31, 2024, a 0.1% increase when compared to $7.402 billion at December 31, 2023. The composition and trends of OFG’s loans held-for-investment portfolio were as follows:
•Commercial loan portfolio amounted to $3.051 billion (40.5% of the gross loan portfolio) compared to $3.077 billion (40.8% of the gross loan portfolio) at December 31, 2023, a 0.8% decrease as a result of seasonal paydowns of lines of credit. Commercial loans secured by non-owner occupied commercial real estate amounted to $804.9 million and $744.6 million at March 31, 2024 and December 31, 2023, respectively, which represented 10.7% and 9.88% of our total loan portfolio held for investment. US commercial loans amounted to $740.7 million and $755.2 million at March 31, 2024 and December 31, 2023, respectively, which represented 9.8% and 10.0% of our total loan portfolio held for investment. Commercial loan production decreased by 8% or $18.9 million, to $203.5 million in the quarter ended March 31, 2024 from $222.4 million in the prior year quarter.
•Mortgage loan portfolio amounted to $1.519 billion (20.1% of the gross loan portfolio) compared to $1.563 billion (20.7% of the gross originated loan portfolio) at December 31, 2023, a 2.8% decrease resulting from regular paydowns of residential mortgages and securitization and sale of conforming loans. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $18.5 million and $19.4 million at March 31, 2024 and December 31, 2023, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability. Mortgage loan production totaled $32.2 million in the quarter ended March 31, 2024 which represents an increase of 6% from $30.3 million in the prior year quarter.
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
•Consumer loan portfolio amounted to $628.0 million (8.3% of the gross loan portfolio) compared to $620.4 million (8.2% of the gross loan portfolio) at December 31, 2023. Consumer loan production decreased by 21% to $68.6 million in March 31, 2024 from $86.3 million in the prior year quarter.
•Auto loans portfolio amounted to $2.341 billion (31.1% of the gross loan portfolio) compared to $2.274 billion (30.3% of the gross originated loan portfolio) at December 31, 2023. Auto loans production increased by 4%, or $10.0 million to $232.3 million in the quarter ended March 31, 2024 compared to $222.3 million in the prior year quarter.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS

March 31, 2024
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$75,502	$—	$1,971	$73,531
At March 31, 2024, OFG has $75.5 million of direct credit exposure to the Puerto Rico government, a $6.9 million increase from $68.6 million at December 31, 2023.
Allowance for Credit Losses
OFG measures its ACL based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets. Tables 8 through 11 set forth an analysis of activity in the ACL and present selected credit loss statistics for the quarters ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023. In addition, Table 6 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report on Form 10-Q and “Note 5 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and ACL.
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 12 and 14). At March 31, 2024, OFG had $72.1 million of non-accrual loans held for investment, including $6.2 million PCD loans, compared to $79.4 million at December 31, 2023, reflecting decreases of $0.5 million, $4.5 million and $2.8 million in mortgage, auto and commercial loan portfolios, respectively, partially offset by an increase of $0.5 million in the consumer loan portfolio. At March 31, 2024 and December 31, 2023, total commercial non-accrual loans excluded $6.5 million and $6.4 million, respectively, of non-accrual commercial loans held for sale.
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
Delinquent residential mortgage loans insured or guaranteed under applicable Federal Housing Administration (“FHA”) and United States Department of Veterans Affairs (“VA”) programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of March 31, 2024 and December 31, 2023, the outstanding balance of these residential mortgage loans was $5.3 million and $5.8 million, respectively.
At March 31, 2024, OFG’s non-performing assets decreased by 4.9% to $95.2 million (0.85% total assets) from $100.0 million (0.88% of total assets) at December 31, 2023.
Foreclosed real estate slightly increased from $10.8 million at December 31, 2023 to $10.9 million at March 31, 2024 and other repossessed assets increased from $4.0 million at December 31, 2023 to $6.8 million at March 31, 2024, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At March 31, 2024, the allowance coverage ratio to non-performing loans was 202.1% (189.1% at December 31, 2023).

Upon adoption of the CECL methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, for PCD loans the determination of non-accrual or accrual status is made at the pool level, not the individual loan level. The ACL was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount which will be amortized interest income over the remaining life of the pool. On a quarterly basis, management will monitor the composition and behavior of the pools to assess the ability for cash flow estimation and timing. If based on the analysis performed the pool is classified as non-accrual, the accretion/amortization of the non-credit (discount) premium will cease.
The following items comprise non-performing loans held for investment, including Non-PCD and PCDs:
Commercial loans - At March 31, 2024, OFG’s non-performing commercial loans amounted to $39.8 million (51.3% of OFG’s non-performing loans), a 6.5% decrease from $42.5 million at December 31, 2023 (49.9% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At March 31, 2024, OFG’s non-performing mortgage loans totaled $19.3 million (24.9% of OFG’s non-performing loans), a 4.8% decrease from $20.3 million (23.8% of OFG’s non-performing loans) at December 31, 2023. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At March 31, 2024, OFG’s non-performing consumer loans amounted to $3.9 million (5.0% of OFG’s non-performing loans), a 15.3% increase from $3.4 million at December 31, 2023 (4.0% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans - At March 31, 2024, OFG’s non-performing auto loans amounted to $14.5 million (18.8% of OFG’s total non-performing loans), a decrease of 23.8% from $19.1 million at December 31, 2023 (22.3% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
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

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	March 31,	December 31,	Variance %
	2024	2023
	(In thousands)
ACL:
Non-PCD
Commercial loans	$37,371	$44,041	-15.1%
Mortgage loans	7,627	7,998	-4.6%
Consumer loans	27,453	27,086	1.4%
Auto loans	76,316	73,485	3.9%
Total ACL	$148,767	$152,610	-2.5%

PCD
Commercial loans	$1,133	$1,113	1.8%
Mortgage loans	6,638	7,351	-9.7%
Consumer loans	7	7	—%
Auto loans	18	25	-28.0%
Total ACL	$7,796	$8,496	-8.2%

ACL summary
Commercial loans	$38,504	$45,154	-14.7%
Mortgage loans	14,265	15,349	-7.1%
Consumer loans	27,460	27,093	1.4%
Auto loans	76,334	73,510	3.8%
Total ACL	$156,563	$161,106	-2.8%

ACL composition:
Commercial loans	24.6%	28.0%
Mortgage loans	9.1%	9.5%
Consumer loans	17.5%	16.8%
Auto loans	48.8%	45.7%
	100.0%	100.0%

ACL coverage ratio at end of year:
Commercial loans	1.3%	1.5%	(14.3)%
Mortgage loans	0.9%	1.0%	(4.1)%
Consumer loans	4.4%	4.3%	1.4%
Auto loans	3.3%	3.2%	0.9%
	2.1%	2.1%	(2.8)%

ACL coverage ratio to non-performing loans:
Commercial loans	96.8%	106.2%	(8.9)%
Mortgage loans	73.9%	75.8%	(2.5)%
Consumer loans	705.4%	802.5%	(12.1)%
Auto loans	525.9%	385.8%	36.3%
	202.1%	189.1%	6.9%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	March 31,		December 31,
	2024		2023
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
Commercial loans	$38,504	40.5%	$45,154	40.8%
Mortgage loans	14,265	20.1%	15,349	20.7%
Consumer loans	27,460	8.3%	27,093	8.2%
Auto loans	76,334	31.1%	73,510	30.3%
Total	$156,563	100.0%	$161,106	100.0%
[1] Total loans in this table refers to total loans held for investment.
TABLE 10 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended March 31,
	2024	2023	Variance %
	(Dollars in thousands)
Balance at beginning of period	$161,106	$152,673	5.5%
Provision for credit losses	15,269	9,331	63.6%
Charge-offs	(27,671)	(18,974)	45.8%
Recoveries	7,859	8,854	-11.2%
Balance at end of period	$156,563	$151,884	3.1%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS

	Quarter Ended March 31,
	2024	2023	Variance %
	(Dollars in thousands)
Non-PCD:
Mortgage loans
Charge-offs	$(64)	$(201)	-68.2%
Recoveries	267	216	23.6%
Total	203	15	1,253.3%
Commercial PR
Charge-offs	$(3,567)	(1,375)	159.4%
Recoveries	52	326	-84.0%
Total Commercial PR	(3,515)	(1,049)	235.1%
Commercial US
Charge-offs	$(1,749)	—	100.0%
Recoveries	—	—	—%
Total Commercial US	(1,749)	—	100.0%
Consumer loans
Charge-offs	(7,981)	(5,440)	46.7%
Recoveries	693	866	-20.0%
Total	(7,288)	(4,574)	59.3%
Auto loans
Charge-offs	(14,218)	(9,479)	50.0%
Recoveries	5,971	6,599	-9.5%
Total	(8,247)	(2,880)	186.4%

PCD:
Mortgage loans
Charge-offs	$(83)	$(75)	10.7%
Recoveries	638	247	158.3%
Total	555	172	222.7%
Commercial PR
Charge-offs	—	(2,104)	—%
Recoveries	157	489	(67.9)%
Total Commercial PR loans	157	(1,615)	(109.7)%
Consumer loans
Charge-offs	—	(213)	(100.0)%
Recoveries	23	11	109.1%
Total	23	(202)	(111.4)%
Auto loans
Charge-offs	(9)	(87)	(89.7)%
Recoveries	58	100	(42.0)%
Total	49	13	276.9%

Total charge-offs	(27,671)	(18,974)	45.8%
Total recoveries	7,859	8,854	(11.2)%
Net credit losses	$(19,812)	$(10,120)	95.8%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Quarter Ended March 31,
	2024	2023	Variance %
	(Dollars in thousands)
Net credit losses (recoveries) to average loans outstanding:
Mortgage loans	(0.20)%	(0.05)%	-300.0%
Commercial PR	0.58%	0.54%	7.4%
Commercial US	0.92%	—%	100.0%
Consumer loans	4.45%	3.30%	34.8%
Auto loans	1.42%	0.57%	149.1%
Total	1.05%	0.59%	78.0%
Recoveries to charge-offs	28.40%	46.66%	-39.1%
Average Loans Held for Investment
Mortgage loans	$1,511,281	$1,653,423	-8.6%
Commercial PR	$2,312,561	$1,985,001	16.5%
Commercial US	$756,409	$642,609	17.7%
Consumer loans	652,843	$579,467	12.7%
Auto loans	2,308,663	2,006,086	15.1%
Total	$7,541,757	$6,866,586	9.8%
Net charge-offs of $19.8 million for the quarter ended March 31, 2024, increased by $9.7 million, when compared to $10.1 million in prior year quarter.
Net charge-offs variances were as follows:
Residential mortgage loans net recoveries amounted to $758 thousand in the first quarter of 2024, increasing by $571 thousand when compared to $187 thousand in the first quarter of 2023.
Commercial loans net charge-offs amounted to $5.1 million in the first quarter of 2024, increasing by $2.4 million, when compared to $2.7 million in the first quarter of 2023. The first quarter of 2024 includes $3.5 million from previously and fully-reserved nonperforming PPP loans.
Consumer loans net charge-offs amounted to $7.3 million in the first quarter of 2024, increasing by $2.5 million, when compared to $4.8 million in the first quarter of 2023.

Auto loans net charge-offs amounted to $8.2 million in the first quarter of 2024, increasing by $5.3 million, when compared to $2.9 million in the first quarter of 2023.

With Covid-19 cash stimulus fading away, OFG has increased net charge-offs in auto and consumer loan portfolios. Nevertheless, these figures are lower than pre-pandemic levels.

TABLE 12 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance %
	2024	2023
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$65,903	$72,725	-9.4%
Accruing loans	5,344	5,810	-8.0%
Total	$71,247	$78,535	-9.3%
PCD	6,216	6,674	-6.9%
Total non-performing loans	$77,463	$85,209	-9.1%
Foreclosed real estate	10,850	10,780	0.6%
Other repossessed assets	6,844	4,032	69.7%
	$95,157	$100,021	-4.9%

Non-performing assets to total assets	0.85%	0.88%	-3.4%
Non-performing assets to total capital	7.83%	8.38%	-6.6%

TABLE 13 — NON-ACCRUAL LOANS

	March 31,	December 31,	Variance %
	2024	2023
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial loans	$33,794	$36,096	-6.4%
Mortgage loans	13,700	14,197	-3.5%
Consumer loans	3,893	3,376	15.3%
Auto loans	14,516	19,056	-23.8%
Total	$65,903	$72,725	-9.4%
PCD
Commercial loans	$5,969	$6,424	-7.1%
Mortgage loans	247	250	-1.2%
Total	$6,216	$6,674	-6.9%
Total non-accrual loans	$72,119	$79,399	-9.2%
Non-accruals loans composition percentages:
Commercial loans	55.1%	53.6%
Mortgage loans	19.3%	18.2%
Consumer loans	5.4%	4.3%
Auto loans	20.2%	23.9%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	0.96%	1.05%	-8.57%
Allowance for credit losses to non-accrual loans	217.09%	202.91%	6.99%

	Quarter Ended March 31,
	2024	2023
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$408	$470

TABLE 14 - NON-PERFORMING LOANS

	March 31,	December 31,	Variance %
	2024	2023
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial loans	$33,794	$36,096	-6.4%
Mortgage loans	19,044	20,007	-4.8%
Consumer loans	3,893	3,376	15.3%
Auto loans	14,516	19,056	-23.8%
Total	$71,247	$78,535	-9.3%
PCD
Commercial loans	$5,969	$6,424	-7.1%
Mortgage loans	247	250	-1.2%
Total	$6,216	$6,674	-6.9%
Total non-performing loans	$77,463	$85,209	-9.1%
Non-performing loans composition percentages:
Commercial loans	51.30%	49.90%
Mortgage loans	24.90%	23.80%
Consumer loans	5.00%	4.00%
Auto loans	18.80%	22.30%
	100.00%	100.00%
Non-performing loans to:
Total loans held for investment gross	1.03%	1.13%	-8.8%
Total assets	0.69%	0.75%	-8.0%
Total capital	6.37%	7.14%	-10.8%
Non-performing loans with partial charge-offs to:
Total loans held for investment gross	0.28%	0.29%	-3.4%
Non-performing loans	27.59%	25.63%	7.6%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	75.55%	75.14%	0.5%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	279.11%	254.24%	9.8%

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance %
	2024	2023
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,562,096	$2,537,431	1.0%
NOW accounts	3,474,692	3,512,887	-1.1%
Savings accounts	2,001,755	2,088,091	-4.1%
Time deposits	1,507,911	1,620,688	-7.0%
Total deposits	9,546,454	9,759,097	-2.18%
Accrued interest payable	1,820	3,072	-40.8%
Total deposits and accrued interest payable	9,548,274	9,762,169	-2.19%
Borrowings:
Advances from FHLB	200,766	200,768	—%
Other borrowings	—	2	-100.0%
Total borrowings	200,766	200,770	—%
Total deposits and borrowings	9,749,040	9,962,939	-2.1%
Other Liabilities:
Acceptances executed and outstanding	25,826	25,576	1.0%
Lease liability	23,969	24,029	-0.2%
Deferred tax liability, net	22,876	22,444	1.9%
Accrued expenses and other liabilities	121,871	115,985	5.1%
Total liabilities	$9,943,582	$10,150,973	-2.0%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	26.8%	26.0%
NOW accounts	36.4%	36.0%
Savings accounts	21.0%	21.4%
Time deposits	15.8%	16.6%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	100.0%	100.0%
Liabilities and Funding Sources
As shown in Table 15 above, at March 31, 2024, OFG’s total liabilities were $9.944 billion, 2.0% lower than the $10.151 billion reported at December 31, 2023. Deposits and borrowings, OFG’s funding sources, amounted to $9.749 billion at March 31, 2024 compared to $9.963 billion at December 31, 2023. Deposits, excluding accrued interest payable, decreased by $212.6 million reflecting a decrease in brokered deposits of $159.6 million, demand deposits of $99.9 million and savings and money market accounts of $86.3 million, offset by an increase in time deposits of $45.6 million.
In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an inflow of liquidity. At March 31, 2024 and December 31, 2023, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.590 billion and $1.616 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.694 billion and $1.645 billion at March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, borrowings consist of FHLB advances, amounting to $200.8 million, representing a two-year FHLB advance amounting to $200.0 million acquired in 2023 as part of OFG’s asset liability management strategies.

Stockholders’ Equity
At March 31, 2024, OFG’s total stockholders’ equity was $1.216 billion, a 1.9% increase when compared to $1.193 billion at December 31, 2023. This increase reflects an increase in retained earnings of $33.1 million and legal surplus of $4.8 million, mainly due to $49.7 million in net income, partially offset by $11.8 million in common stock dividends, and an increase in accumulated other comprehensive loss, net of tax, of $14.7 million from unfavorable market value adjustments on available-for-sale investment securities during the quarter ended March 31, 2024.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the FRB and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2024, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
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
The risk-based capital ratios presented in Table 16 include common equity tier 1, tier 1 capital, total capital and leverage capital as of March 31, 2024 and December 31, 2023 and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at March 31, 2024 and December 31, 2023:
TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	March 31,	December 31,	Variance
	2024	2023	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,215,653	$1,193,480	1.9%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.45%	14.12%	2.3%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$1,205,231	1,174,205	2.6%
Minimum common equity tier 1 capital required	$375,218	374,301	0.2%
Minimum capital conservation buffer required (2.5%)	$208,454	207,945	0.2%
Excess over regulatory requirement	$621,559	591,959	5.0%
Risk-weighted assets	$8,338,168	8,317,802	0.2%
Tier 1 risk-based capital ratio	14.45%	14.12%	2.3%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$1,205,231	$1,174,205	2.6%
Minimum tier 1 risk-based capital required	$500,290	$499,068	0.2%
Minimum capital conservation buffer required (2.5%)	$208,454	207,945	0.2%
Excess over regulatory requirement	$496,487	$467,192	6.3%
Risk-weighted assets	$8,338,168	$8,317,802	0.2%
Total risk-based capital ratio	15.71%	15.37%	2.2%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,309,893	$1,278,537	2.5%
Minimum total risk-based capital required	$667,053	$665,424	0.2%
Minimum capital conservation buffer required (2.5%)	$208,454	207,945	0.2%
Excess over regulatory requirement	$434,386	$405,168	7.2%
Risk-weighted assets	$8,338,168	$8,317,802	0.2%
Leverage capital ratio	10.76%	11.03%	(2.4)%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$1,205,231	$1,174,205	2.6%
Minimum tier 1 capital required	$447,862	$425,911	5.2%
Excess over regulatory requirement	$757,369	$748,294	1.2%
Tangible common equity to total assets	9.97%	9.60%	3.9%
Tangible common equity to risk-weighted assets	13.34%	13.09%	1.9%
Total equity to total assets	10.89%	10.52%	3.5%
Total equity to risk-weighted assets	14.58%	14.35%	1.6%
Stock data:
Outstanding common shares	47,216,571	47,065,156	0.3%
Book value per common share	$25.75	$25.36	1.5%
Tangible book value per common share	$23.55	$23.13	1.8%
Market price at end of period	$36.81	$37.48	-1.8%
Market capitalization at end of period	$1,738,042	$1,764,002	-1.5%

From December 31, 2023 to March 31, 2024, leverage capital ratio decreased from 11.03% to 10.76% as average assets increased, tier 1 risk-based capital ratio and common equity tier 1 capital ratio increased from 14.12% to 14.45%, total risk-based capital ratio increased from 15.37% to 15.71%, and tangible common equity to tangible total assets increased from 9.68% to 10.06%. The increases in capital ratios reflected an increase in retained earnings from net income, net of dividends and CECL transition, partially offset by an increase in risk-weighted assets of $20.4 million. Risk-weighted assets increased mainly due to an increase in unused commitments, from repayment of credit lines, and an increase in loans.
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,215,653	$1,193,480
Goodwill	(84,241)	(84,241)
Other intangible assets	(19,216)	(20,694)
Total tangible common equity (non-GAAP)	$1,112,196	$1,088,545
Total assets	$11,159,235	11,344,453
Goodwill	(84,241)	(84,241)
Core deposit intangible	(14,716)	(15,848)
Customer relationship intangible	(4,500)	(4,846)
Total tangible assets	$11,055,778	$11,239,518
Tangible common equity to tangible assets	10.06%	9.68%
Common shares outstanding at end of period	47,216,571	47,065,156
Tangible book value per common share	$23.55	$23.13
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

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	March 31,	December 31,	Variance
	2024	2023	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,205,231	$1,174,205	2.6%
Tier 1 capital	1,205,231	1,174,205	2.6%
Additional Tier 2 capital	104,662	104,332	0.3%
Total risk-based capital	$1,309,893	$1,278,537	2.5%
Risk-weighted assets:
Balance sheet items	$7,749,150	$7,768,828	(0.3)%
Off-balance sheet items	589,018	548,974	7.3%
Total risk-weighted assets	$8,338,168	$8,317,802	0.2%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	14.45%	14.12%	2.3%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.45%	14.12%	2.3%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.71%	15.37%	2.2%
Leverage ratio (minimum required - 4%)	10.76%	11.03%	(2.4)%
The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2024 and December 31, 2023:

	March 31,	December 31,	Variance
	2024	2023	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.14%	13.01%	1.0%
Actual common equity tier 1 capital	$1,088,220	$1,075,487	1.2%
Minimum capital requirement (4.5%)	$372,660	$371,913	0.2%
Minimum capital conservation buffer requirement (2.5%)	$207,034	$206,618	0.2%
Minimum to be well capitalized (6.5%)	$538,287	$537,208	0.2%
Tier 1 Capital to Risk-Weighted Assets	13.14%	13.01%	1.0%
Actual tier 1 risk-based capital	$1,088,220	$1,075,487	1.2%
Minimum capital requirement (6%)	$496,880	$495,884	0.2%
Minimum capital conservation buffer requirement (2.5%)	$207,034	$206,618	0.2%
Minimum to be well capitalized (8%)	$662,507	$661,179	0.2%
Total Capital to Risk-Weighted Assets	14.40%	14.27%	0.9%
Actual total risk-based capital	$1,192,181	$1,179,164	1.1%
Minimum capital requirement (8%)	$662,507	$661,179	0.2%
Minimum capital conservation buffer requirement (2.5%)	$207,034	$206,618	0.2%
Minimum to be well capitalized (10%)	$828,134	$826,474	0.2%
Total Tier 1 Capital to Average Total Assets	9.82%	10.20%	(3.7)%
Actual tier 1 capital	$1,088,220	$1,075,487	1.2%
Minimum capital requirement (4%)	$443,045	$421,660	5.1%
Minimum to be well capitalized (5%)	$553,807	$527,075	5.1%

OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At March 31, 2024 and December 31, 2023, OFG’s market capitalization for its outstanding common stock was $1.738 billion ($36.81 per share) and $1.764 billion ($37.48 per share), respectively.
The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2024
March 31, 2024	$38.51	$34.78	$0.25
2023
December 31, 2023	$38.29	$28.67	$0.22
September 30, 2023	$33.82	$26.14	$0.22
June 30, 2023	$27.80	$22.80	$0.22
March 31, 2023	$30.42	$24.37	$0.22
2022
December 31, 2022	$28.90	$25.50	$0.20
September 30, 2022	$29.45	$24.66	$0.20
June 30, 2022	$29.22	$25.40	$0.15
March 31, 2022	$30.54	$26.21	$0.15
In January 2024, OFG announced the approval by the Board of Directors of a stock repurchase program for the purchase of up to $50 million. There were no repurchases of stock under this program during the quarter ended March 31, 2024. Under the prior stock program, OFG repurchased 104,800 shares for a total of $2.9 million at an average price of $27.61 per share during the quarter ended March 31, 2023.
OFG did not repurchase any shares of its common stock during the March 31, 2024 and 2023, other than through its publicly announced stock repurchase program in prior year quarter.
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

In March 2023, the market reacted with volatility as a result of the collapse of three large US regional banks, which became the biggest bank failures since 2008, after they experienced a run on deposits mainly driven by a significant decrease in the value of their investments. Market reactions to recession concerns and inflationary pressure, combined with aggressive interest rate increases as part of the FRB’s efforts to control inflation during 2022 and 2023, had a significant impact on bond prices, including those guaranteed by the US government or by a US government-sponsored entity. Nevertheless, we believe that OFG has strong capital and liquidity levels that facilitate holding securities until the recovery of their amortized cost basis. We also believe that our market risk management practices have allowed us to effectively manage the market volatility over time and remained strong under these conditions. After the events triggered by such bank failures, our customer deposits base has increased. Total core deposits at March 31, 2024 amounted to $9.546 billion compared to $9.600 billion at December 31, 2023. The FDIC covers up to $250,000 per account owner by ownership category for retail and commercial deposit accounts. This coverage extends to both principal and accrued interest while the account balance remains within the limits. At March 31, 2024 and December 31, 2023, the aggregate amount of our uninsured deposits was $4.891 billion and $4.885 billion, respectively. We have $1.590 billion of deposits from the Puerto Rico government, its instrumentalities and municipalities, which represents 17% of our total deposits as of March 31, 2024, mainly from a $1.2 billion deposit received in December 2023, as we continue to build and strengthen our customer relationships. These public funds are collateralized with securities and commercial loans amounting to $1.694 billion and $1.645 billion at March 31, 2024 and December 31, 2023, respectively. The amount of these deposits may fluctuate depending on the financial condition and liquidity of these entities, as well as on our ability to maintain these customer relationships. We believe that our clients are confident in the resiliency and strong position of the Bank.

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
The following table presents the results of the simulations for the most likely scenarios at March 31, 2024. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$8,685	1.46%	$2,970	0.50%
+ 100 Basis points	$17,307	2.91%	$6,049	1.02%
+ 200 Basis points	$34,593	5.81%	$12,119	2.03%
- 50 Basis points	$(9,732)	-1.63%	$(3,480)	-0.58%
'-100 Basis points	$(19,682)	-3.30%	$(6,854)	-1.15%
'-200 Basis points	$(38,520)	-6.47%	$(14,356)	-2.41%

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

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed, in the past, certain transactions which included extending the maturity and the re-pricing frequency of the liabilities to longer terms and using hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings. At March 31, 2024, OFG did not have derivative instruments.

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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an isolated inflow of liquidity resulting in a total of $1.590 billion and $1.616 billion deposits from the Puerto Rico government and its instrumentalities as of March 31, 2024 and December 31, 2023, respectively. OFG is not relying on this deposit as part its long-term funding management strategies, even though these funds could remain in the Bank for a longer period. Deposit volumes as well as the customer deposit base, excluding the Puerto Rico government deposit mentioned above, have remained stable. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements, brokered deposits, and subordinated notes, but depending on its assets and liabilities management strategies, it could use them in the future.
In the ordinary course of OFG’s operations, it has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.354 billion at March 31, 2024 ($141.4 million with maturity of one year or less and $1.213 billion with maturity over one year) compared to $1.256 billion at December 31, 2023 ($111.4 million with maturity of one year or less and $1.144 billion with maturity over one year) as a result of seasonal paydowns of commercial lines of credit, and standby letters of credit provided to customers amounted to $24.7 million and $24.0 million at March 31, 2024 and December 31, 2023, respectively. Loans sold with recourse at March 31, 2024 and December 31, 2023 amounted to $96.4 million and $98.7 million, respectively.
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
At March 31, 2024 and December 31, 2023, OFG maintained other non-credit commitments amounting to $19.1 million and $18.9 million, respectively, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are integrated at our long-term financial plan and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At March 31, 2024 and December 31, 2023, OFG had commitments for capital expenditures in technology amounting to $6.0 million and $7.8 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
OFG expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. Our liquidity risk management practices have allowed us to effectively manage the market volatility in the past, as with the Covid-19 pandemic, and in the present, with the disruption in the banking industry caused by certain high-profile bank failures in 2023. Liquidity has grown from the federal stimulus programs Puerto Rico has received following Hurricane Maria in 2017, the January 2020 earthquakes, the Covid-19 pandemic, and Hurricane Fiona in 2022. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from inflation, recent geopolitical events, and increasing recessionary risk in the US, we continue monitoring our liquidity position, specifically cash on hand to meet customer demands.
In addition, as OFG is a holding company, separate from the Bank, OFG’s primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by the Bank. Management believes that these limitations will not impact OFG’s ability to meet its ongoing short-term cash obligations.
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
As of March 31, 2024, OFG had approximately $754.4 million in unrestricted cash and cash equivalents, $825.4 million in investment securities that are not pledged as collateral, $457.5 million in borrowing capacity at the FHLB and a secured line of credit through the FRB discount window with $1.922 billion in loans pledged (borrowing capacity $1.198 billion).
Operational Risk
Operational risk is the risk of loss from inadequate or failed internal processes, personnel and systems or from external events. All functions, products and services of OFG are susceptible to operational risk.
OFG faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products and services. Coupled with external influences such as the risk of natural disasters, market conditions, security risks, and legal risks, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, OFG has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these policies and procedures is to provide reasonable assurance that OFG’s business operations are functioning within established limits. OFG also maintains a cybersecurity risk management framework in place to assess, identify and manage risks from cybersecurity threats. Refer to “Item 1C. Cybersecurity” in our 2023 Form 10-K for further discussion on OFG’s cybersecurity risk management framework.
OFG classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, OFG has specialized groups, such as Information Security, Enterprise Risk Management, Legal and Corporate Compliance, Information Technology, and Operations. These groups assist our lines of business in the development and implementation of risk management practices specific to the needs of our business groups. All these matters are reviewed and discussed by the executive Risk and Compliance Team and the executive Consumer Compliance Team. OFG also has a Business Continuity Plan to address situations where its capacity to perform critical functions is affected. Under such circumstances, a Crisis Management Team is activated to restore such critical functions within established timeframes.
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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K, except as set forth in our subsequent quarterly reports on Form 10-Q. In addition to other information set forth in this quarterly report, you should carefully consider the risk factors included in our 2023 Form 10-K, as updated by this report or other filings we make with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to OFG at this time or OFG currently deems immaterial may also adversely affect OFG’s business, financial condition or results of operations.
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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: May 8, 2024
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: May 8, 2024
Maritza Arizmendi Díaz Chief Financial Officer