Form 10-Q
period 2024-06-30
OFG BANCORP
filed 2024-08-07
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
46,561,532 common shares ($1.00 par value per share) outstanding as of July 31, 2024

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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

	June 30,	December 31,
	2024	2023
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$735,346	$743,550
Money market investments	5,083	4,623
Total cash and cash equivalents	740,429	748,173
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2023 - $163)	16	13
Investment securities available-for-sale, at fair value, with amortized cost of $2,198,116 (December 31, 2023 - $2,177,761); no allowance for credit losses	2,096,306	2,099,264
Investment securities held-to-maturity, at amortized cost, with fair value of $279,437 (December 31, 2023 - $490,764); no allowance for credit losses	338,621	549,024
Equity securities	41,074	38,469
Total investments	2,476,017	2,686,770
Loans:
Loans held-for-sale, at lower of cost or fair value	20,736	28,345
Loans held-for-investment, net of allowance for credit losses of $157,301 (December 31, 2023 - $161,106)	7,482,406	7,373,273
Total loans	7,503,142	7,401,618
Other assets:
Foreclosed real estate	6,526	10,780
Accrued interest receivable	72,969	71,400
Deferred tax assets, net	4,094	4,923
Premises and equipment, net	104,384	104,102
Customers' liability on acceptances	28,504	25,576
Servicing assets	49,789	49,520
Goodwill	84,241	84,241
Other intangible assets	17,738	20,694
Operating lease right-of-use assets	20,298	21,725
Other assets	150,954	114,931
Total assets	$11,259,085	$11,344,453
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2024 AND DECEMBER 31, 2023 (CONTINUED)

	June 30,	December 31,
	2024	2023
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$6,017,364	$6,050,428
Savings accounts	2,002,342	2,088,102
Time deposits	1,585,544	1,623,639
Total deposits	9,605,250	9,762,169
Borrowings:
Advances from the Federal Home Loan Bank of New York (the “FHLB”)	200,741	200,768
Other borrowings	—	2
Total borrowings	200,741	200,770
Other liabilities:
Acceptances executed and outstanding	28,504	25,576
Operating lease liabilities	22,605	24,029
Deferred tax liabilities, net	33,873	22,444
Accrued expenses and other liabilities	140,410	115,985
Total liabilities	10,031,383	10,150,973
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 46,561,532 shares outstanding (December 31, 2023 - 59,885,234 shares issued; 47,065,156 shares outstanding)	59,885	59,885
Additional paid-in capital	637,895	638,667
Legal surplus	160,560	150,967
Retained earnings	706,807	639,324
Treasury stock, at cost, 13,323,702 shares (December 31, 2023 - 12,820,078 shares)	(250,951)	(228,350)
Accumulated other comprehensive loss, net of tax of $15,316 (December 31, 2023 - $11,484)	(86,494)	(67,013)
Total stockholders’ equity	1,227,702	1,193,480
Total liabilities and stockholders’ equity	$11,259,085	$11,344,453
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND 2023

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Interest income:
Loans	$154,257	$135,518	$303,851	$263,829
Mortgage-backed securities	20,893	10,593	40,687	20,667
Investment securities and other	12,508	11,877	26,546	22,477
Total interest income	187,658	157,988	371,084	306,973
Interest expense:
Deposits	37,812	15,916	74,604	28,413
Advances from FHLB and other borrowings	2,521	2,428	5,053	3,019
Total interest expense	40,333	18,344	79,657	31,432
Net interest income	147,325	139,644	291,427	275,541
Provision for credit losses	15,581	15,044	30,702	24,489
Net interest income after provision for credit losses	131,744	124,600	260,725	251,052
Non-interest income:
Banking service revenue	18,781	17,440	36,040	34,953
Wealth management revenue	8,440	8,194	16,547	15,314
Mortgage banking activities	4,864	5,225	9,557	9,123
Total banking and financial service revenues	32,085	30,859	62,144	59,390
Net loss on sale of securities	—	(1,149)	(7)	(1,149)
Other non-interest income	391	363	687	733
Total non-interest income	32,476	30,073	62,824	58,974
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND 2023 (CONTINUED)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	38,467	37,841	78,283	76,314
Occupancy, equipment and infrastructure costs	14,393	14,362	28,715	28,619
Electronic banking charges	11,687	10,262	22,053	20,598
Information technology expenses	6,565	7,188	13,168	13,606
Professional and service fees	5,117	5,319	9,121	10,383
Taxes, other than payroll and income taxes	3,224	3,265	6,467	6,538
Insurance	3,117	2,689	5,793	5,606
Loan servicing and clearing expenses	1,890	1,866	4,000	4,133
Advertising, business promotion, and strategic initiatives	2,445	2,063	4,824	4,098
Communication	1,219	1,160	2,300	2,189
Printing, postage, stationery and supplies	939	866	1,898	1,596
Foreclosed real estate and other repossessed assets income, net of expenses	(731)	(2,320)	(63)	(1,527)
Other	4,628	4,327	7,813	6,955
Total non-interest expense	92,960	88,888	184,372	179,108
Income before income taxes	71,260	65,785	139,177	130,918
Income tax expense	20,129	21,612	38,354	40,516
Net income available to common shareholders	$51,131	$44,173	$100,823	$90,402
Earnings per common share:
Basic	$1.09	$0.93	$2.14	$1.91
Diluted	$1.08	$0.93	$2.13	$1.89
Average common shares outstanding and equivalents	47,131	47,490	47,244	47,716
Cash dividends per share of common stock	$0.25	$0.22	$0.50	$0.44
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND 2023

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$51,131	$44,173	$100,823	$90,402
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(5,763)	(14,342)	(23,320)	3,583
Realized loss on sale of securities available-for-sale	—	1,149	7	1,149
Unrealized loss on cash flow hedges	—	(155)	—	(286)
Other comprehensive (loss) income before taxes	(5,763)	(13,348)	(23,313)	4,446
Income tax effect	1,000	2,124	3,832	(601)
Other comprehensive (loss) income after taxes	(4,763)	(11,224)	(19,481)	3,845
Comprehensive income	$46,368	$32,949	$81,342	$94,247
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND 2023

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Common stock:
Balance at the beginning and end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	636,208	634,785	638,667	636,793
Stock-based compensation expense	1,966	1,403	3,130	2,368
Lapsed restricted stock units	(279)	(137)	(3,902)	(3,110)
Balance at end of period	637,895	636,051	637,895	636,051
Legal surplus:
Balance at beginning of period	155,732	138,333	150,967	133,901
Transfer from retained earnings	4,828	4,234	9,593	8,666
Balance at end of period	160,560	142,567	160,560	142,567
Retained earnings:
Balance at beginning of period	672,455	547,641	639,324	516,371
Net income	51,131	44,173	100,823	90,402
Cash dividends declared on common stock[1]	(11,951)	(10,538)	(23,747)	(21,065)
Transfer to legal surplus	(4,828)	(4,234)	(9,593)	(8,666)
Balance at end of period	706,807	577,042	706,807	577,042
Treasury stock:
Balance at beginning of period	(226,896)	(212,794)	(228,350)	(211,135)
Stocks repurchased	(24,282)	(13,573)	(24,282)	(16,467)
Lapsed restricted stock units and options	227	137	1,681	1,372
Balance at end of period	(250,951)	(226,230)	(250,951)	(226,230)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(81,731)	(78,340)	(67,013)	(93,409)
Other comprehensive (loss) gain, net of tax	(4,763)	(11,224)	(19,481)	3,845
Balance at end of period	(86,494)	(89,564)	(86,494)	(89,564)
Total stockholders’ equity	$1,227,702	$1,099,751	$1,227,702	$1,099,751
[1] Dividends declared per common share during the quarter ended June 30, 2024 - $0.25 (June 30, 2023 - $0.22). Dividends declared per common share during the six-month period ended June 30, 2024 - $0.50 (June 30, 2023 - $0.44).
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND 2023

	Six-Month Period Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$100,823	$90,402
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs, and fair value premiums on loans	855	323
Amortization of investment securities discounts, net of accretion of premiums	(5,359)	(3,191)
Amortization of other intangible assets	2,956	3,450
Net change in operating leases	3	184
Depreciation and amortization of premises and equipment	10,600	10,210
Deferred income tax expense, net	16,090	34,580
Provision for credit losses	30,702	24,489
Stock-based compensation	3,130	2,368
(Gain) loss on:
Sale of securities	7	1,149
Sale of loans	(660)	(287)
Foreclosed real estate and other repossessed assets	(1,867)	(4,472)
Sale of other assets	(1)	25
Originations and purchases of loans held-for-sale	(60,378)	(59,847)
Proceeds from sale of loans held-for-sale	56,045	5,596
Net (increase) decrease in:
Accrued interest receivable	(1,576)	(947)
Servicing assets	(269)	955
Other assets	(34,323)	(6,458)
Net (decrease) increase in:
Accrued interest on deposits and borrowings	(1,226)	1,083
Accrued expenses and other liabilities	40,525	(269)
Net cash provided by operating activities	156,077	99,343

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND 2023 (CONTINUED)
	Six-Month Period Ended June 30,
	2024	2023
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(545,356)	(47,650)
FHLB stock	(28,016)	(9,681)
Equity securities	(1,813)	(2,642)
Maturities and redemptions of:
Investment securities available-for-sale	418,623	176,280
Investment securities held-to-maturity	210,817	10,311
FHLB stock	27,224	44
Proceeds from sales of:
Investment securities available-for-sale	149,406	202,133
Foreclosed real estate and other repossessed assets, including write-offs	27,159	30,957
Premises and equipment	1	30
Origination and purchase of loans, excluding loans held-for-sale	(1,435,894)	(1,801,377)
Principal repayment of loans	1,246,285	1,473,429
Additions to premises and equipment	(10,903)	(7,656)
Net cash provided by investing activities	$57,533	$24,178
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(172,551)	(35,417)
FHLB advances and other borrowings	(2)	198,714
Exercise of stock options and restricted units lapsed, net	(2,221)	(1,738)
Purchase of treasury stock	(24,282)	(16,467)
Dividends paid on common stock	(22,298)	(20,104)
Net cash (used in) provided by financing activities	$(221,354)	$124,988
Net change in cash and cash equivalents	(7,744)	248,509
Cash and cash equivalents at beginning of period	748,173	550,464
Cash and cash equivalents at end of period	$740,429	$798,973
See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND 2023 (CONTINUED)

	Six-Month Period Ended June 30,
	2024	2023
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$735,346	$795,546
Money market investments	5,083	3,427
Total cash and cash equivalents at end of period	$740,429	$798,973

Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$78,619	$27,706
Income taxes paid	$11,822	$3,438
Operating lease liabilities paid	$4,911	$5,024
Mortgage loans held-for-sale securitized into mortgage-backed securities	$38,089	$53,713
Transfer from loans to foreclosed real estate and other repossessed assets	$23,429	$25,785
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$26,840	$86
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$1,084	$8,736
Financed sales of foreclosed real estate	$710	$488
Delinquent loans booked under the GNMA buy-back option	$19,008	$18,417
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
The Bank has a wholly-owned operating subsidiary, OFG USA LLC (“OFG USA”), which is a commercial lender organized in Delaware. In addition, Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are international banking entities licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to persons located in Puerto Rico with assets/liabilities located outside of Puerto Rico. In March 2024, the Bank organized OBPEF LLC (“OBPEF”), as a wholly-owned subsidiary of the Bank and a private equity fund under the Puerto Rico Incentives Code, as amended, which objective is to provide financing to eligible borrowers, whether in the form of senior or subordinated debt, to support the economic development of Puerto Rico.
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). Operating results for the six-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. OFG evaluated subsequent events through the filing date of this report with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses.
New Accounting Updates Not Yet Adopted
Codification Improvements—Amendments to Remove References to the Concepts Statements. In March 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-02, which removes various references to concept statements from the FASB Accounting Standards Codification. The ASU intends to simplify the Accounting Standards Codification and distinguish between non-authoritative and authoritative guidance. For public business entities, the amendments will be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The amendments can be applied prospectively or retrospectively. We will adopt this guidance when it becomes effective, in the first quarter of 2025 and on a prospective basis, and the impact on our financial statements and disclosures is not expected to be material.
Compensation—Stock Compensation. In March 2024, the FASB issued ASU 2024-01 to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718. The ASU 2024-01 is intended to reduce complexity and diversity in practice. For public business entities, the amendments will be effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
permitted. Although OFG is currently evaluating the impact that the adoption of this guidance will have on its financial statements and disclosures, we do not expect the impact to be material.
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
Income Taxes—Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to enhance income tax disclosures and requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The ASU’s two primary enhancements will require further disaggregation for existing disclosures for the effective tax rate reconciliation and income taxes paid. More specifically, the amendments will require entities to disclose: a tabular effective tax rate reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and jurisdiction; and income taxes paid (net of refunds received), broken out between federal, state and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total. The amendments in this update are effective for annual periods beginning after December 15, 2024. Entities are permitted to early adopt these amendments. The amendments should be applied prospectively, but retrospective application is permitted. We will adopt this guidance when it becomes effective, in the annual period of 2025 on a prospective basis, and the impact on our financial statements and disclosures is not expected to be material.
The Enhancement and Standardization of Climate-Related Disclosures for Investors. On March 6, 2024, the SEC issued a final rule under SEC Release No. 33-11275 that requires registrants to provide climate disclosures in their annual reports and registration statements. The rule includes disclosure concerning the use of carbon offsets or renewable energy credits or certificates if their use is a material component of the registrant’s plans to achieve its disclosed climate-related targets or goals, and certain disclosures about Scope 1 and/or Scope 2 greenhouse gas (“GHG”) emissions, if material. It also requires disclosures of amounts related to the effects of severe weather events and other natural conditions. The disclosure requirements will apply to OFG's fiscal year beginning January 1, 2025. We will adopt this rule when it becomes effective. OFG is currently evaluating the final rule, but the impact on our financial statements and disclosures is not expected to be material.

NOTE 2 – RESTRICTED CASH
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered June 30, 2024 was $474.2 million (December 31, 2023 - $464.5 million). At June 30, 2024 and December 31, 2023, the Bank complied with this requirement. Cash and due from bank, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2024 and December 31, 2023, money market instruments included as part of cash and cash equivalents amounted to $5.1 million and $4.6 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$8,933	$—	$421	$8,512	1.98%
Due from 5 to 10 years	36,742	—	2,517	34,225	1.97%
Due after 10 years	1,512,171	5,261	69,008	1,448,424	4.28%
Total FNMA and FHLMC certificates	1,557,846	5,261	71,946	1,491,161	4.21%
GNMA certificates
Due from 1 to 5 years	7,965	—	319	7,646	1.72%
Due from 5 to 10 years	13,552	7	883	12,676	2.23%
Due after 10 years	409,828	5,017	38,662	376,183	3.54%
Total GNMA certificates	431,345	5,024	39,864	396,505	3.47%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	6,896	—	274	6,622	1.78%
Due after 10 years	790	—	11	779	5.06%
Total CMOs issued by US government-sponsored agencies	7,686	—	285	7,401	2.11%
Total mortgage-backed securities	1,996,877	10,285	112,095	1,895,067	4.04%
Investment securities
US Treasury securities
Due less than 1 year	200,656	2	—	200,658	5.41%
Other debt securities
Due less than 1 year	500	—	—	500	3.25%
Due from 1 to 5 years	83	—	2	81	2.97%
Total other debt securities	583	—	2	581	3.21%
Total investment securities	201,239	2	2	201,239	5.41%
Total securities available for sale	$2,198,116	$10,287	$112,097	$2,096,306	4.17%

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$303,621	$—	$59,256	$244,365	1.72%
Investment securities
Other debt securities
Due from 1 to 5 years	35,000	72	—	35,072	6.33%
Total securities held to maturity	$338,621	$72	$59,256	$279,437	2.20%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$6,972	—	$311	$6,661	1.76%
Due from 5 to 10 years	45,835	—	2,767	43,068	2.00%
Due after 10 years	1,411,327	8,989	54,100	1,366,216	4.11%
Total FNMA and FHLMC certificates	1,464,134	8,989	57,178	1,415,945	4.03%
GNMA certificates
Due less than 1 year	5	—	—	5	1.31%
Due from 1 to 5 years	8,851	—	351	8,500	1.71%
Due from 5 to 10 years	17,113	16	955	16,174	2.19%
Due after 10 years	380,306	4,419	33,110	351,615	3.38%
Total GNMA certificates	406,275	4,435	34,416	376,294	3.30%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	9,071	—	364	8,707	1.78%
Due from 5 to 10 years	54	—	—	54	2.14%
Due after 10 years	861	—	12	849	5.07%
Total CMOs issued by US government-sponsored agencies	9,986	—	376	9,610	2.06%
Total mortgage-backed securities	1,880,395	13,424	91,970	1,801,849	3.86%
Investment securities
US Treasury securities
Due less than 1 year	296,747	52	—	296,799	5.40%
Other debt securities
Due less than 1 year	500	—	—	500	3.25%
Due from 1 to 5 years	119	—	3	116	2.97%
Total other debt securities	619	—	3	616	3.20%
Total investment securities	297,366	52	3	297,415	5.39%
Total securities available for sale	$2,177,761	$13,476	$91,973	$2,099,264	4.07%

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$314,710	$—	$56,767	$257,943	1.72%
Investment securities
US Treasury securities
Due less than 1 year	199,314	—	1,548	197,766	3.33%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
At June 30, 2024 and December 31, 2023, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption and, therefore, have no allowance for credit losses.
Investment securities at June 30, 2024 include $1.648 billion pledged to secure government deposits and regulatory collateral, of which $1.602 billion serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge them. Investment securities as of December 31, 2023 include $1.624 billion pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $1.575 billion serve as collateral for public funds.
At June 30, 2024 and December 31, 2023, the Bank’s international banking entity, OIB, held short-term US Treasury securities in the amount of $525 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. At both June 30, 2024 and December 31, 2023, the Bank’s international banking entity, Oriental Overseas, held short-term US Treasury securities in the amount of $325 thousand as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions.
During the six-month periods ended June 30, 2024 and 2023, OFG retained securitized GNMA pools totaling $38.1 million and $41.1 million, respectively, at a yield of 5.09% and 5.16%, respectively, from its own originations.
During the six-month periods ended June 30, 2023, OFG retained FNMA pools totaling $12.6 million at a yield of 5.31%, from its own originations. OFG did not retain FNMA pools during the six-month periods ended June 30, 2024.
During the six-month periods ended June 30, 2024 and 2023, OFG sold $149.4 million and $203.3 million, respectively, of available for sale US Treasury securities and recognized a $7 thousand and $1.1 million, respectively, in losses on the sale. These losses are included in the consolidated statements of operations.

	Six-Month Period Ended June 30, 2024
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of investment securities available-for-sale
Investment securities
US Treasury securities	$149,406	$149,413	$—	$7

	Six-Month Period Ended June 30, 2023
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of investment securities available-for-sale
Investment securities
US Treasury securities	$202,133	$203,282	$—	$1,149

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale at June 30, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2024
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$737,230	$67,814	$669,416
GNMA certificates	267,882	39,458	228,424
CMOs issued by US Government-sponsored agencies	7,686	285	7,401
Other debt securities	83	2	81
	$1,012,881	$107,559	$905,322

	June 30, 2024
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$197,672	$4,132	$193,540
GNMA certificates	37,603	406	37,197
	$235,275	$4,538	$230,737

	June 30, 2024
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$934,902	$71,946	$862,956
GNMA certificates	305,485	39,864	265,621
CMOs issued by US Government-sponsored agencies	7,686	285	7,401
Other debt securities	83	2	81
	$1,248,156	$112,097	$1,136,059

The unrealized losses on OFG’s investment in federal agency mortgage-backed securities were caused by market volatility related to interest rate increases. OFG purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government or by a government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price that is less than the amortized cost basis of OFG’s investments. OFG does not intend to sell the investments, and it is not more likely than not that OFG will be required to sell the investments before recovery of their amortized cost basis.

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
The composition of the amortized cost basis of OFG’s loan portfolio at June 30, 2024 and December 31, 2023 was as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2024			December 31, 2023
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,182,145	$114,516	$1,296,661	$1,095,207	$120,988	$1,216,195
Other commercial and industrial	1,109,608	14,068	1,123,676	1,091,021	14,459	1,105,480
	2,291,753	128,584	2,420,337	2,186,228	135,447	2,321,675
Commercial US	662,026	—	662,026	755,228	—	755,228
Total commercial loans	2,953,779	128,584	3,082,363	2,941,456	135,447	3,076,903
Mortgage loans	600,031	885,096	1,485,127	629,247	933,362	1,562,609
Consumer loans:
Personal loans	594,271	253	594,524	568,358	264	568,622
Credit lines	10,648	352	11,000	10,926	288	11,214
Credit cards	38,382	—	38,382	40,314	—	40,314
Overdraft	271	—	271	296	—	296
	643,572	605	644,177	619,894	552	620,446
Auto loans	2,427,089	951	2,428,040	2,272,530	1,891	2,274,421
	6,624,471	1,015,236	7,639,707	6,463,127	1,071,252	7,534,379
Allowance for credit losses	(150,849)	(6,452)	(157,301)	(152,610)	(8,496)	(161,106)
Total loans held for investment, net	6,473,622	1,008,784	7,482,406	6,310,517	1,062,756	7,373,273
Mortgage loans held-for-sale	8,375	—	8,375	—	—	—
Other loans held-for-sale	12,361	—	12,361	28,345	—	28,345
Total loans held-for-sale	20,736	—	20,736	28,345	—	28,345
Total loans, net	$6,494,358	$1,008,784	$7,503,142	$6,338,862	$1,062,756	$7,401,618
During the six-month period ended June 30, 2024, OFG sold $40.9 million commercial loans held-for-sale and recognized a $53 thousand gain, included in other non-interest income in the consolidated statement of operations. During the six month period ended June 30, 2023, OFG sold $86 thousand commercial loans held-for-sale with no gain or loss. At June 30, 2024 and December 31, 2023, OFG had $12.4 million and $28.3 million, respectively, in commercial loans held-for-sale.
At June 30, 2024 and December 31, 2023, OFG had carrying balances of $75.8 million and $68.6 million, respectively, in loans held-for-investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.
The tables below present the aging of the amortized cost of loans held for investment at June 30, 2024 and December 31, 2023, by class of loans. Mortgage loans past due include $19.0 million and $19.4 million of delinquent loans in the GNMA buy-back option program at June 30, 2024 and December 31, 2023, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$3,533	$2,189	$6,032	$11,754	$1,170,391	$1,182,145	$—
Other commercial and industrial	704	313	3,890	4,907	1,104,701	1,109,608	—
	4,237	2,502	9,922	16,661	2,275,092	2,291,753	—
Commercial US	1,042	—	—	1,042	660,984	662,026	—
Total commercial loans	5,279	2,502	9,922	17,703	2,936,076	2,953,779	—
Mortgage loans	5,442	7,325	29,684	42,451	557,580	600,031	1,682
Consumer loans:
Personal loans	6,904	4,766	2,569	14,239	580,032	594,271	—
Credit lines	476	70	12	558	10,090	10,648	—
Credit cards	542	281	722	1,545	36,837	38,382	—
Overdraft	63	—	—	63	208	271	—
	7,985	5,117	3,303	16,405	627,167	643,572	—
Auto loans	111,291	41,526	16,689	169,506	2,257,583	2,427,089	—
Total loans	$129,997	$56,470	$59,598	$246,065	$6,378,406	$6,624,471	$1,682

	December 31, 2023
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,585	$411	$5,671	$7,667	$1,087,540	$1,095,207	$—
Other commercial and industrial	1,366	291	4,974	6,631	1,084,390	1,091,021	—
	2,951	702	10,645	14,298	2,171,930	2,186,228	—
Commercial US	—	—	—	—	755,228	755,228	—
Total commercial loans	2,951	702	10,645	14,298	2,927,158	2,941,456	—
Mortgage loans	6,107	9,596	31,557	47,260	581,987	629,247	2,478
Consumer loans:
Personal loans	6,115	4,041	2,755	12,911	555,447	568,358	—
Credit lines	137	35	35	207	10,719	10,926	—
Credit cards	657	280	586	1,523	38,791	40,314	—
Overdraft	87	14	—	101	195	296	—
	6,996	4,370	3,376	14,742	605,152	619,894	—
Auto loans	101,610	46,071	19,056	166,737	2,105,793	2,272,530	—
Total loans	$117,664	$60,739	$64,634	$243,037	$6,220,090	$6,463,127	$2,478

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2023, total past due loans exclude $6.4 million of past due commercial loans held-for-sale, these loans were sold during the quarter ended June 30, 2024. There were no past due commercial loans held-for-sale as of June 30, 2024.

Upon adoption of the Current Expected Credit Losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, purchased credit deteriorated (“PCD”) loans are not included in the preceding two tables.

Non-accrual Loans
The following table presents the amortized cost basis of loans held for investment on non-accrual status as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial PR:
Commercial secured by real estate	$4,789	$12,865	$17,654	$3,553	$7,929	$11,482
Other commercial and industrial	1,657	2,663	4,320	4,560	830	5,390
	6,446	15,528	21,974	8,113	8,759	16,872
Commercial US	12,503	—	12,503	19,224	—	19,224
Total Commercial loans	18,949	15,528	34,477	27,337	8,759	36,096
Mortgage loans	9,396	3,312	12,708	10,339	3,858	14,197
Consumer loans:
Personal loans	2,564	32	2,596	2,741	14	2,755
Personal lines of credit	12	—	12	35	—	35
Credit cards	721	—	721	586	—	586
	3,297	32	3,329	3,362	14	3,376
Auto loans	16,684	5	16,689	19,051	5	19,056
Total	$48,326	$18,877	$67,203	$60,089	$12,636	$72,725

PCD:
Commercial PR:
Commercial secured by real estate	$569	$3,468	$4,037	$3,060	$2,417	$5,477
Other commercial and industrial	—	711	711	—	947	947
	569	4,179	4,748	3,060	3,364	6,424
Mortgage loans	244	—	244	250	—	250
Total	$813	$4,179	$4,992	$3,310	$3,364	$6,674
Total non-accrual loans	$49,139	$23,056	$72,195	$63,399	$16,000	$79,399
The determination of non-accrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
For December 31, 2023, total commercial non-accrual loans excludes $6.4 million of non-accrual commercial loans held-for-sale, these loans were sold during the second quarter of 2024. There were no commercial non-accrual loans held-for-sale at June 30, 2024.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
At June 30, 2024 and 2023, the amortized cost of modified loans excludes $1 thousand and $5 thousand, respectively, in accrued interest receivable. Accrued interest receivable on loans is included in the “accrued interest receivable” line in OFG’s consolidated statements of financial condition. The amortized cost of modified loans during the six-month period ended June 30, 2024 and 2023, includes $229 thousand and $4.2 million, respectively, of government-guaranteed loans (e.g., FHA/VA).
The following tables present the amortized cost basis as of June 30, 2024 and 2023 of loans held for investment that were modified during the quarters and six-month periods ended June 30, 2024 and 2023, disaggregated by class of financing receivable and type of concession granted.

	Quarter Ended June 30, 2024
	Interest Rate Reduction		Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness / Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Mortgage loans	$—	—%	$595	0.04%	$—	—%	$92	0.01%	$—	—%
Auto loans	32	—%	—	—%	—	—%	—	—%	$—	—%
Total	$32		$595		$—		$92		$—

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2024
	Interest Rate Reduction		Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness / Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Mortgage loans	$—	—%	$687	0.05%	$—	—%	$92	0.01%	$—	—%
Consumer:
Personal loans	26	—%	7	—%	—	—%	—	—%	—	—%
Auto loans	32	—%	—	—%	—	—%	—	—%	—	—%
Total	$58		$694		$—		$92		—

	Quarter Ended June 30, 2023
	Interest Rate Reduction		Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness / Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$—	—%	$5,341	0.48%	$—	—%	$—	—%	$—	—%
Other commercial and industrial	—	—%	147	0.01%	—	—%	—	—%	$—	—%
	—	—%	5,488	0.20%	—	—%	—	—%	—	—%
Commercial US	—	—%	—	—%	—	—%	—	—%	4,260	0.64%
Total Commercial loans	$—	—%	5,488	0.20%	—	—%	—	—%	4,260	0.64%
Mortgage loans	—	—%	1,827	0.11%	—	—%	417	0.03%	$431	0.03%
Consumer:
Personal loans	—	—%	—	—%	—	—%	58	0.01%	$—	—%
Total	$—		$7,315		$—		$475		$4,691

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2023
	Interest Rate Reduction		Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness / Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$—	—%	$5,810	0.52%	$—	—%	$—	—%	$—	—%
Other commercial and industrial	—	—%	147	0.01%	—	—%	—	—%	$—	—%
	—	—%	5,957	0.21%	—	—%	—	—%	—	—%
Commercial US	—	—%	—	—%	—	—%	—	—%	4,260	0.64%
Total Commercial loans	$—	—%	5,957	0.21%	—	—%	—	—%	4,260	0.64%
Mortgage loans	$—	—%	4,318	0.27%	$100	0.01%	602	0.02%	431	0.03%
Consumer:
Personal loans	—	—%	—	—%	—	—%	84	0.02%	—	—%
Total	$—		$10,275		$100		$686		$4,691
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
The following tables present the financial effect of the modifications granted to borrowers experiencing financial difficulty during the quarters and six-month periods ended June 30, 2024 and 2023. The financial effect of the combined modifications is presented separately by type of modification.

	Quarter Ended June 30, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Mortgage loans	0.38%	178	—
Auto loans	3.00%	0	—

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Mortgage loans	0.38%	176	—
Consumer loans:
Personal loans	5.00%	18	—
Auto loans	3.00%	0	—

	Quarter Ended June 30, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	—%	25	$—
Commercial US	—%	31	2,973
		56	$2,973
Mortgage loans	1.86%	195	20
Consumer loans:
Personal loans	1.25%	110	—

	Six-Month Period Ended June 30, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	—%	24	$—
Commercial US	—%	31	$2,973
	—%	56	$2,973
Mortgage loans	2.04%	206	$24
Consumer loans:
Personal loans	2.50%	81	—
The following table presents the amortized cost basis as of June 30, 2024 of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the prior twelve-months.

	Twelve-Months Ended June 30, 2024
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage loans	$—	$108	$—	$—	$108

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost basis as of June 30, 2023 of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the six-month period ended June 30, 2023.

	Six-Months Ended June 30, 2023
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage loans	$—	$415	$—	$—	$415
A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower missed three consecutive monthly payments since modification. Payment defaults is one of the factors considered when projecting future cash flows in the calculation of the allowance for credit losses of loans.
OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status of loans that have been modified in the twelve-months period ended June 30, 2024 and in the six-month period ended June 30, 2023 that were granted to borrowers experiencing financial difficulty.

	June 30, 2024
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial loans:
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$136	$136
Other commercial and industrial	—	—	—	—	626	626
	—	—	—	—	762	762
Commercial US	—	—	—	—	2,711	2,711
	—	—	—	—	3,473	3,473
Mortgage loans	315	29	108	452	1,983	2,435
Consumer loans:
Personal loans	—	—	—	—	70	70
Auto loans	—	—	—	—	138	138
Total	$315	$29	$108	$452	$5,664	$6,116

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2023
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$5,810	$5,810
Other commercial and industrial	—	—	—	—	147	147
Commercial US	—	—	—	—	4,260	4,260
	—	—	—	—	10,217	10,217
Mortgage loans	—	122	415	537	4,914	5,451
Consumer loans:
Personal loans	—	—	—	—	84	84
Total	$—	$122	$415	$537	$15,215	$15,752
There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $16.7 million and $24.1 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through their respective courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held for investment at June 30, 2024 and December 31, 2023, by class of loans.

	June 30,	December 31,
	2024	2023
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$13,772	$8,027
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
As of June 30, 2024, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans, and current year-to-date period gross charge-offs by year of origination is as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$110,497	$221,993	$223,863	$193,443	$109,474	$208,712	$61,271	$1,129,253
Special Mention	—	—	7,298	6,375	4,702	13,031	113	31,519
Substandard	—	745	454	1,400	1,206	15,940	1,628	21,373
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	110,497	222,738	231,615	201,218	115,382	237,683	63,012	1,182,145
Commercial secured by real estate:
YTD gross charge-offs	—	—	—	—	—	7	—	7
Other commercial and industrial:
Loan grade:
Pass	74,157	282,784	71,959	54,624	29,347	17,785	524,959	1,055,615
Special Mention	—	5	2,695	45,033	2	147	1,060	48,942
Substandard	—	142	313	914	226	1,023	2,433	5,051
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	74,157	282,931	74,967	100,571	29,575	18,955	528,452	1,109,608
Other commercial and industrial:
YTD gross charge-offs	114	50	237	3,307	—	11	—	3,719
Commercial US:
Loan grade:
Pass	35,163	131,419	49,463	59,225	29,467	29,215	285,887	619,839
Special Mention	—	—	—	—	—	—	9,841	9,841
Substandard	6,532	6,730	2,728	7,613	—	5,698	635	29,936
Doubtful	2,410	—	—	—	—	—	—	2,410
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	44,105	138,149	52,191	66,838	29,467	34,913	296,363	662,026
Commercial US:
YTD gross charge-offs	—	—	392	1,749	—	1,183	—	3,324
Total commercial loans	$228,759	$643,818	$358,773	$368,627	$174,424	$291,551	$887,827	$2,953,779
Total YTD gross charge-offs	$114	$50	$629	$5,056	$—	$1,201	$—	$7,050

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At June 30, 2024 and December 31, 2023, the balance of revolving commercial loans converted to term loans was $177.7 million and $144.1 million, respectively.
OFG considers the performance of the loan portfolio and its impact on the ACL. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment activity as of June 30, 2024:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Mortgage loans:
Payment performance:
Performing	$10,304	$17,149	$19,296	$22,321	$15,094	$498,542	$—	$582,706
Nonperforming	—	650	—	172	105	16,398	—	17,325
Total mortgage loans:	10,304	17,799	19,296	22,493	15,199	514,940	—	600,031
Mortgage loans:
YTD gross charge-offs	—	—	—	—	—	65	—	65
Consumer loans:
Personal loans:
Payment performance:
Performing	140,402	223,895	146,898	52,589	14,925	12,966	—	591,675
Nonperforming	69	820	1,105	416	76	110	—	2,596
Total personal loans	140,471	224,715	148,003	53,005	15,001	13,076	—	594,271
Personal loans:
YTD gross charge-offs	56	4,355	6,759	2,036	425	735	—	14,366
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	10,636	10,636
Nonperforming	—	—	—	—	—	—	12	12
Total credit lines	—	—	—	—	—	—	10,648	10,648
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	88	88
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	37,661	37,661
Nonperforming	—	—	—	—	—	—	721	721
Total credit cards	—	—	—	—	—	—	38,382	38,382
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	1,165	1,165
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	271	271
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	271	271
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	542	542
Total consumer loans	140,471	224,715	148,003	53,005	15,001	13,076	49,301	643,572
Total consumer loans YTD gross charge-offs	56	4,355	6,759	2,036	425	735	1,795	16,161
Total mortgage and consumer loans	$150,775	$242,514	$167,299	$75,498	$30,200	$528,016	$49,301	$1,243,603
Total mortgage and consumer loans YTD gross charge-offs	$56	$4,355	$6,759	$2,036	$425	$800	$1,795	$16,226

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment activity as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Mortgage loans:
Payment performance:
Performing	$24,623	$19,722	$23,303	$15,821	$14,589	$511,182	$—	$609,240
Nonperforming	$—	—	181	108	479	19,239	—	20,007
Total mortgage loans:	24,623	19,722	23,484	15,929	15,068	530,421	—	629,247
Mortgage loans:
YTD gross charge-offs	$—	4	—	—	—	755	—	759
Consumer loans:
Personal loans:
Payment performance:
Performing	270,883	186,612	68,133	19,185	14,460	6,330	—	$565,603
Nonperforming	503	1,588	304	193	66	101	—	2,755
Total personal loans	271,386	188,200	68,437	19,378	14,526	6,431	—	568,358
Personal loans:
YTD gross charge-offs	1,748	10,512	4,661	830	1,384	731	—	19,866
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	10,891	$10,891
Nonperforming	—	—	—	—	—	—	35	35
Total credit lines	—	—	—	—	—	—	10,926	10,926
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	419	419
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	39,728	$39,728
Nonperforming	—	—	—	—	—	—	586	586
Total credit cards	—	—	—	—	—	—	40,314	40,314
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	2,825	2,825
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	296	$296
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	296	296
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	545	545
Total consumer loans	271,383	188,200	68,437	19,378	14,526	6,431	51,536	619,894
Total consumer loans YTD gross charge-offs	1,748	10,512	4,661	830	1,384	731	3,789	23,655
Total mortgage and consumer loans	$296,009	$207,922	$91,921	$35,307	$29,594	$536,852	$51,536	$1,249,141
Total mortgage and consumer loans YTD gross charge-offs	$1,748	$10,516	$4,661	$830	$1,384	$1,486	$3,789	$24,414

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At June 30, 2024, the balance of revolving mortgage and consumer loans that converted to term loans was $788 thousand. At December 31, 2023, there were no mortgage and consumer revolving loans that converted to term loans.
OFG evaluates credit quality for auto loans based on FICO score. The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of June 30, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	72,253	193,855	178,546	106,187	48,537	56,594	655,972
661-699	86,699	148,429	88,989	45,869	20,872	22,658	413,516
700+	265,909	443,723	282,292	157,960	84,776	98,252	1,332,912
No FICO	2,901	7,107	6,117	4,014	1,759	2,791	24,689
Total auto loans	$427,762	$793,114	$555,944	$314,030	$155,944	$180,295	$2,427,089
Auto loans:
YTD gross charge-offs	$137	$9,196	$9,310	$3,889	$1,784	$2,461	$26,777
The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	170,639	190,743	118,821	57,087	41,124	38,570	616,984
661-699	169,430	110,260	58,166	25,886	18,253	16,137	398,132
700+	474,005	323,514	183,286	103,886	88,929	58,779	1,232,399
No FICO	6,203	6,537	4,592	2,200	3,886	1,597	25,015
Total auto loans	$820,277	$631,054	$364,865	$189,059	$152,192	$115,083	$2,272,530
Auto loans:
YTD gross charge-offs	$4,090	$18,142	$10,894	$4,008	$3,380	$3,250	$43,764
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.
As of June 30, 2024 and December 31, 2023, accrued interest receivable on loans totaled $64.0 million and $63.5 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to “Note 9 – Accrued Interest Receivable and Other Assets” for more information on accrued interest receivable on loans.

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
At June 30, 2024, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at June 30, 2024 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as auto loan portfolio credit trends and the evolution of risk ratings applied to the commercial loans and collateral changes in real estate portfolios. There are still many unknown variables, including the results of the government’s fiscal and monetary actions resulting from the effect of inflation and geopolitical tension.

As of June 30, 2024, the ACL decreased by $3.8 million compared to December 31, 2023. The provision for credit losses for the six-month period ended June 30, 2024, reflected adjustments of $26.4 million related to loan volume, $4.5 million from loss rate model and $2.9 million in specific reserves, offset by a $4.9 million release from economic model.

The net charge-offs for the six-month period ended June 30, 2024, amounted to $34.8 million, an increase of $18.1 million when compared to the same period of 2023. The increase is mainly due to $11.5 million from auto loans, $6.2 million from consumer loans and $1.2 million from commercial loans, mainly from higher loan volume. Net charge-offs for the six-month period ended June 30, 2024 include $3.5 million from retail commercial loans, mainly from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the activity in OFG’s allowance for credit losses by segment for the quarters and six-month periods ended June 30, 2024 and 2023:

	Quarter Ended June 30, 2024
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$37,371	$7,627	$27,453	$76,316	$148,767
(Recapture of) provision for credit losses	(1,984)	(1,280)	9,308	11,039	17,083
Charge-offs	(1,734)	(1)	(8,180)	(12,559)	(22,474)
Recoveries	156	540	851	5,926	7,473
Balance at end of period	$33,809	$6,886	$29,432	$80,722	$150,849
PCD:
Balance at beginning of period	$1,133	$6,638	$7	$18	$7,796
Recapture of credit losses	(237)	(1,060)	(6)	(29)	(1,332)
Charge-offs	(265)	(29)	—	(6)	(300)
Recoveries	158	93	7	30	288
Balance at end of period	$789	$5,642	$8	$13	$6,452
Total allowance for credit losses at end of period	$34,598	$12,528	$29,440	$80,735	$157,301

	Six-Month Period Ended June 30, 2024
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$44,041	$7,998	$27,086	$73,485	$152,610
(Recapture of) provision for credit losses	(3,390)	(1,854)	16,963	22,117	33,836
Charge-offs	(7,050)	(65)	(16,161)	(26,777)	(50,053)
Recoveries	208	807	1,544	11,897	14,456
Balance at end of period	$33,809	$6,886	$29,432	$80,722	$150,849
PCD:
Balance at beginning of period	$1,113	$7,351	$7	$25	$8,496
Recapture of credit losses	(374)	(2,328)	(29)	(85)	(2,816)
Charge-offs	(265)	(112)	—	(15)	(392)
Recoveries	315	731	30	88	1,164
Balance at end of period	$789	$5,642	$8	$13	$6,452
Total allowance for credit losses at end of period	$34,598	$12,528	$29,440	$80,735	$157,301

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2023
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$37,774	$9,083	$24,664	$69,864	$141,385
Provision for (recapture of) credit losses	14,089	(556)	4,517	(1,800)	16,250
Charge-offs	(3,496)	(191)	(5,518)	(9,169)	(18,374)
Recoveries	237	334	2,003	8,332	10,906
Balance at end of period	$48,604	$8,670	$25,666	$67,227	$150,167
PCD:
Balance at beginning of period	$1,693	$8,717	$12	$77	$10,499
(Recapture of) provision for credit losses	(604)	(679)	78	(401)	(1,606)
Charge-offs	—	(1)	(124)	(34)	(159)
Recoveries	319	260	42	401	1,022
Balance at end of period	$1,408	$8,297	$8	$43	$9,756
Total allowance for credit losses at end of period	$50,012	$16,967	$25,674	$67,270	$159,923

	Six-Month Period Ended June 30, 2023
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$39,158	$9,571	$23,264	$69,848	$141,841
Provision for (recapture of) credit losses	13,754	(1,059)	10,491	1,096	24,282
Charge-offs	(4,871)	(392)	(10,958)	(18,648)	(34,869)
Recoveries	563	550	2,869	14,931	18,913
Balance at end of period	$48,604	$8,670	$25,666	$67,227	$150,167
PCD:
Balance at beginning of period	$1,388	$9,359	$14	$71	$10,832
Provision for (recapture of) credit losses	1,316	(1,493)	278	(408)	(307)
Charge-offs	(2,104)	(76)	(337)	(121)	(2,638)
Recoveries	808	507	53	501	1,869
Balance at end of period	$1,408	$8,297	$8	$43	$9,756
Total allowance for credit losses at end of period	$50,012	$16,967	$25,674	$67,270	$159,923

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for the quarters and six-month periods ended June 30, 2024 and 2023:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$10,850	$9,250	$10,780	$11,214
Additions	706	3,196	2,051	$4,634
Sales	(5,104)	(3,072)	(6,930)	$(6,653)
Decline in value	(131)	(272)	(301)	$(400)
Other adjustments	205	1,537	926	$1,844
Balance at end of period	$6,526	$10,639	$6,526	$10,639
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
At June 30, 2024, the fair value of mortgage servicing rights was $49.8 million ($49.5 million — December 31, 2023).
The following table presents the changes in servicing rights measured using the fair value method for the quarters and six-month periods ended June 30, 2024 and 2023:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Fair value at beginning of period	$49,553	$49,345	$49,520	$50,921
Servicing from mortgage securitization or asset transfers	303	791	830	1,365
Changes due to payments on loans	(732)	(1,085)	(1,652)	(2,150)
Changes in fair value due to changes in valuation model inputs or assumptions	665	915	1,091	(170)
Fair value at end of period	$49,789	$49,966	$49,789	$49,966
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of June 30, 2024 and 2023:

	Six-Month Period Ended June 30,
	2024	2023
Constant prepayment rate	1.49% - 11.45%	3.49% - 21.68%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	June 30,	December 31,
	2024	2023
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$49,789	49,520
Weighted average life (in years)	7.3	7.3
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(924)	$(928)
Decrease in fair value due to 20% adverse change	$(1,812)	$(1,821)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,021)	$(1,999)
Decrease in fair value due to 20% adverse change	$(3,898)	$(3,856)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing fees on mortgage loans for the quarters ended June 30, 2024 and 2023 totaled $4.5 million and $4.8 million, respectively. Servicing fees on mortgage loans for the six-month periods ended June 30, 2024 and 2023 totaled $8.9 million and $9.8 million, respectively.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to “Note 22 – Business Segments” for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2023	$84,063	$178	$—	$84,241
June 30, 2024	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill during the quarters and six-month periods ended June 30, 2024 and 2023. There were no accumulated impairment losses at June 30, 2024 and December 31, 2023.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG performed its annual impairment review of goodwill during the fourth quarter of 2023 using October 31, 2023 as the annual evaluation date and concluded that there was no impairment at December 31, 2023. During the six-month period ended June 30, 2024, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at June 30, 2024.
The following table reflects the components of other intangible assets subject to amortization at June 30, 2024 and December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
June 30, 2024
Core deposit intangibles	$41,507	$27,923	$13,584
Customer relationship intangibles	12,693	8,539	4,154
Total other intangible assets	$54,200	$36,462	$17,738
December 31, 2023
Core deposit intangibles	$41,507	$25,659	$15,848
Customer relationship intangibles	12,693	7,847	4,846
Total other intangible assets	$54,200	$33,506	$20,694

In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with its acquisitions of insurance agencies. During the six-month period ended June 30, 2024, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at June 30, 2024.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended June 30, 2024 and 2023 was $1.5 million and $1.7 million, respectively. Amortization of other intangible assets for the six-month periods ended June 30, 2024 and 2023, was $3.0 million and $3.4 million, respectively.
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2024	5,913
2025	4,927
2026	3,942
2027	2,956
2028	1,971
Thereafter	985
NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at June 30, 2024 and December 31, 2023 consists of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Loans	$64,049	$63,526
Investments	8,920	7,874
	$72,969	$71,400

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $19.5 million at June 30, 2024, of which $18.7 million corresponded to loans in current status, and $20.2 million at December 31, 2023, of which $18.2 million corresponded to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At June 30, 2024 and December 31, 2023, the ACL for accrued interest receivable for loans that participated in moratorium programs amounted to $92 thousand and $85 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Prepaid expenses	$88,481	$63,040
Other repossessed assets	5,713	4,032
Accounts receivable and other assets	56,760	47,859
	$150,954	$114,931
Prepaid expenses amounting to $88.5 million at June 30, 2024, include prepaid municipal, property and income taxes aggregating to $76.6 million. At December 31, 2023 prepaid expenses amounted to $63.0 million, including prepaid municipal, property and income taxes aggregating to $54.7 million.
Other repossessed assets totaled $5.7 million and $4.0 million at June 30, 2024 and December 31, 2023, respectively, and consist of repossessed automobiles, which are recorded at their net realizable value.
NOTE 10 — DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Non-interest-bearing demand deposits	$2,608,902	$2,537,431
Interest-bearing savings and demand deposits	5,410,804	5,601,099
Retail certificates of deposit	1,142,257	1,083,316
Institutional certificates of deposit	442,869	378,143
Total core deposits	9,604,832	9,599,989
Brokered deposits	418	162,180
Total deposits	$9,605,250	$9,762,169
At June 30, 2024 and December 31, 2023, the aggregate amount of uninsured deposits was $4.979 billion (52% of total deposits) and $4.885 billion (50.0% of total deposits), respectively.
The weighted average interest rate of OFG’s deposits was 1.50% and 0.88%, respectively, at June 30, 2024 and December 31, 2023.
Interest expense for the quarters and six-month periods ended June 30, 2024 and 2023 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
			(In thousands)
Demand and savings deposits	$26,682	$10,423	$52,748	$19,092
Certificates of deposit	11,130	5,493	21,856	9,321
	$37,812	$15,916	$74,604	$28,413

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At June 30, 2024 and December 31, 2023, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $867.3 million and $747.2 million, respectively.
At June 30, 2024 and December 31, 2023, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.577 billion and $1.616 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.679 billion and $1.645 billion at June 30, 2024 and December 31, 2023, respectively.
Excluding accrued interest of approximately $1.8 million and $3.0 million, the scheduled maturities of certificates of deposit at June 30, 2024 and December 31, 2023 are as follows:

June 30, 2024
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$312,747	$137,864
Over 3 months through 6 months	227,691	95,415
Over 6 months through 1 year	590,451	250,814
	1,130,889	484,093
Over 1 through 2 years	308,181	93,103
Over 2 through 3 years	66,580	7,465
Over 3 through 4 years	38,804	1,699
Over 4 through 5 years	38,808	4,971
Over 5 years	527	—
	$1,583,789	$591,331

December 31, 2023
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$457,533	$115,392
Over 3 months through 6 months	195,902	61,245
Over 6 months through 1 year	329,758	113,524
	983,193	290,161
Over 1 through 2 years	467,348	201,478
Over 2 through 3 years	94,450	13,971
Over 3 through 4 years	29,514	1,379
Over 4 through 5 years	45,575	4,665
Over 5 years	608	—
	$1,620,688	$511,654
The tables of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $650 thousand and $564 thousand as of June 30, 2024 and December 31, 2023, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At both June 30, 2024 and December 31, 2023, these advances were secured by mortgage and commercial loans amounting to $1.0 billion. Also, at June 30, 2024 and December 31, 2023, OFG had an additional borrowing capacity with the FHLB of $451.6 million and $446.0 million, respectively. At June 30, 2024 and December 31, 2023, the weighted average remaining maturity of FHLB advances was 8 months and 1.2 years, respectively. The original terms of the outstanding advance at June 30, 2024 due on March 2025 was 2 years.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $741 thousand and $768 thousand at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.52%	$200,000	$—
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.52%	—	200,000
	$200,000	$200,000
Advances from FHLB mature as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Due less than one year	$200,000	$—
Over one to three years	—	200,000
	$200,000	$200,000

NOTE 12 — INCOME TAXES
OFG is subject to the provisions of the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”). The PR Code imposes a maximum statutory corporate tax rate of 37.5%. OFG has operations in the U.S. through its wholly owned subsidiaries OFG Ventures and OFG USA, which is a direct subsidiary of the Bank, and has two branches in the USVI. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, OFG’s wholly owned subsidiary, OFG Reinsurance Ltd., is tax exempt in Grand Cayman.
As of June 30, 2024, OFG’s net deferred tax assets, net of a valuation allowance of $6.5 million, amounted to $4.1 million; and the net deferred tax liability, net of valuation allowance of $610 thousand, amounted to $33.9 million, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. As of December 31, 2023, OFG’s deferred tax asset, net of a valuation allowance of $7.0 million, amounted to $4.9 million; and net deferred tax liability, net of a valuation allowance of $569 thousand, amounted to $22.4 million, reflecting aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. The decrease in valuation allowance of $528 thousand was mainly related to OFG’s operations at the holding company level. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
these deductible differences, net of the existing valuation allowances, at June 30, 2024. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the six-month periods ended June 30, 2024 and 2023 of 27.6% and 30.9%, respectively, the decrease is mainly related to exempt income, income subject to preferential tax treatment under the PR Code and a discrete tax windfall on stock options recognized during the first quarter of 2024 and discrete benefit mainly related to the purchase of tax credits during the second quarter of 2024. The expected ETR for 2024 is 29.2%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the ETR if realized. At June 30, 2024, the amount of unrecognized tax benefits was $970 thousand (December 31, 2023 - $936 thousand).
Income tax expense for the quarters ended June 30, 2024 and 2023 was $20.1 million and $21.6 million, respectively. Income tax expense for the six-month periods ended June 30, 2024 and 2023 was $38.4 million and $40.5 million, respectively.
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
As of June 30, 2024 and December 31, 2023, OFG and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2024 and December 31, 2023, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of June 30, 2024 and December 31, 2023 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of June 30, 2024
Total capital to risk-weighted assets	$1,330,474	15.54%	$898,963	10.50%	$856,155	10.00%
Tier 1 capital to risk-weighted assets	$1,223,031	14.29%	$727,732	8.50%	$684,924	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,223,031	14.29%	$599,308	7.00%	$556,501	6.50%
Tier 1 capital to average total assets	$1,223,031	10.86%	$450,325	4.00%	$562,906	5.00%
As of December 31, 2023
Total capital to risk-weighted assets	$1,278,537	15.37%	$873,369	10.50%	$831,780	10.00%
Tier 1 capital to risk-weighted assets	$1,174,205	14.12%	$707,013	8.50%	$665,424	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,174,205	14.12%	$582,246	7.00%	$540,657	6.50%
Tier 1 capital to average total assets	$1,174,205	11.03%	$425,911	4.00%	$532,389	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2024
Total capital to risk-weighted assets	$1,245,627	14.64%	$893,092	10.50%	$850,564	10.00%
Tier 1 capital to risk-weighted assets	$1,138,874	13.39%	$722,979	8.50%	$680,451	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,138,874	13.39%	$595,395	7.00%	$552,866	6.50%
Tier 1 capital to average total assets	$1,138,874	10.22%	$445,681	4.00%	$557,101	5.00%
As of December 31, 2023
Total capital to risk-weighted assets	$1,179,164	14.27%	$867,797	10.50%	$826,474	10.00%
Tier 1 capital to risk-weighted assets	$1,075,487	13.01%	$702,503	8.50%	$661,179	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,075,487	13.01%	$578,532	7.00%	$537,208	6.50%
Tier 1 capital to average total assets	$1,075,487	10.20%	$421,660	4.00%	$527,075	5.00%
NOTE 14 – STOCKHOLDERS’ EQUITY
Common Stock
At both June 30, 2024 and December 31, 2023, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both June 30, 2024 and December 31, 2023, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At June 30, 2024 and December 31, 2023, the Bank’s legal surplus amounted to $160.6 million and $151.0 million, respectively. During the quarter and six-month period ended June 30, 2024, OFG transferred $4.8 million and $9.6 million, respectively, to the legal surplus account. During the quarter and six-month period ended June 30, 2023, OFG transferred $4.2 million and $8.7 million, respectively, to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2024, OFG announced the approval by the Board of Directors of a stock repurchase program for the purchase of up to $50 million of its outstanding shares of common stock. The new stock repurchase program, which is open-ended, replaces the prior stock repurchase program of $100 million approved by the Board of Directors in January 2022, which had a remaining balance of $17.2 million. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the six-month period ended June 30, 2024, OFG repurchased 669,200 shares for a total of $24.3 million at an average

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
price of $36.28 per share. Under the prior stock repurchase program, OFG repurchased 670,099 shares for a total of $16.5 million at an average price of $24.57 per share during the six-month period ended June 30, 2023.
At June 30, 2024, the estimated remaining number of shares that may be purchased under the new $50 million program is 686,741 and was calculated by dividing the remaining balance of $25.7 million by $37.45 (closing price of OFG’s common stock at June 30, 2024).
OFG did not repurchase any shares of its common stock during the six-month periods ended June 30, 2024 and 2023, other than through its publicly announced stock repurchase program.
The activity in connection with common shares held in treasury by OFG for the quarters and six-month periods ended June 30, 2024 and 2023 is set forth below:

	Quarter Ended June 30,
	2024		2023
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	12,668,663	$226,896	12,273,832	$212,794
Common shares used upon lapse of restricted stock units and options	(14,161)	(227)	(30,084)	(137)
Common shares repurchased as part of the stock repurchase programs	669,200	24,282	565,299	13,573
End of period	$13,323,702	$250,951	$12,809,047	$226,230

	Six-Month Period Ended June 30,
	2024		2023
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	12,820,078	$228,350	12,303,859	$211,135
Common shares used upon lapse of restricted stock units and options	(165,576)	(1,681)	(164,911)	(1,372)
Common shares repurchased as part of the stock repurchase programs	669,200	24,282	670,099	16,467
End of period	13,323,702	$250,951	12,809,047	$226,230

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of June 30, 2024 and December 31, 2023 consisted of:

	June 30, 2024	December 31, 2023
	(In thousands)
Unrealized loss on securities available-for-sale	$(101,810)	$(78,497)
Income tax effect of unrealized loss on securities available-for-sale	15,316	11,484
Net unrealized loss on securities available-for-sale	(86,494)	(67,013)
Accumulated other comprehensive loss, net of income taxes	$(86,494)	$(67,013)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for the quarters and six-month periods ended June 30, 2024 and 2023:

	Net unrealized loss on securities available-for-sale
	Quarter Ended June 30, 2024	Six-Month Period Ended June 30, 2024
	(In thousands)
Beginning balance	$(81,731)	$(67,013)
Other comprehensive loss before reclassifications	(4,765)	(19,474)
Amounts reclassified out of accumulated other comprehensive loss	2	(7)
Other comprehensive loss	(4,763)	(19,481)
Ending balance	$(86,494)	$(86,494)

	Quarter Ended June 30, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(78,512)	$172	$(78,340)
Other comprehensive loss before reclassifications	(9,980)	(2,525)	(12,505)
Amounts reclassified out of accumulated other comprehensive loss	(1,147)	2,428	1,281
Other comprehensive loss	(11,127)	(97)	(11,224)
Ending balance	$(89,639)	$75	$(89,564)

	Six-Month Period Ended June 30, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(93,663)	$254	$(93,409)
Other comprehensive income (loss) before reclassifications	5,169	(3,198)	1,971
Amounts reclassified out of other comprehensive income (loss)	(1,145)	3,019	1,874
Other comprehensive income (loss)	4,024	(179)	3,845
Ending balance	$(89,639)	$75	$(89,564)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2024 and 2023:

	Amount reclassified out of accumulated other comprehensive loss				Affected Line Item in Consolidated Statement of Operations
	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$—	$2,428	$—	$3,019	Net interest expense
Available-for-sale securities:
Loss on sale of investments	—	(1,149)	(7)	(1,149)	Net loss on sale of securities
Tax effect from changes in tax rates	2	2	—	4	Income tax expense
	$2	$1,281	$(7)	$1,874
NOTE 16 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2024 and 2023 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Income available to common shareholders	$51,131	$44,173	$100,823	$90,402
Average common shares outstanding	46,952	47,266	47,024	47,432
Effect of dilutive securities:
Average potential common shares-options	179	224	220	284
Total weighted average common shares outstanding and equivalents	47,131	47,490	47,244	47,716
Earnings per common share - basic	$1.09	$0.93	$2.14	$1.91
Earnings per common share - diluted	$1.08	$0.93	$2.13	$1.89

For the quarters ended June 30, 2024 and 2023, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to zero and 147,878, respectively. For the six-month periods ended June 30, 2024 and 2023, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to zero and 128,681, respectively.
During the first quarter of 2024, OFG increased its quarterly common stock cash dividend to $0.25 per share from $0.22 per share at December 31, 2023.
NOTE 17 – GUARANTEES
At June 30, 2024 and December 31, 2023, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $25.0 million and $24.0 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to FHLMC’s, GNMA’s, and FNMA’s residential mortgage loan sales and securitization programs. At June 30, 2024 and December 31, 2023, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under the residential mortgage loan sales programs was $94.5 million and $98.7 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At June 30, 2024, OFG's liability for estimated credit losses related to loans sold with credit recourse amounted to $59 thousand

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(December 31, 2023– $102 thousand). On May 1, 2023, OFG and a third-party servicer terminated a subservicing agreement by mutual agreement. Pursuant to such termination, the third-party servicer assumed the direct servicing of the subserviced loans pursuant to FNMA’s residential mortgage loans sales program, thereby relieving OFG of its corresponding recourse obligation under that program.
The following table shows the changes in OFG’s liability for estimated losses from credit recourse agreements, included in the consolidated statements of financial condition during the quarters and six-month periods ended June 30, 2024 and 2023:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$73	$141	$102	$147
Net recoveries (charge-offs/terminations)	(14)	9	(43)	3
Balance at end of period	$59	$150	$59	$150
The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case OFG is obligated to repurchase the loan.
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended June 30, 2024 and 2023, OFG repurchased $106 thousand and $545 thousand, respectively, in mortgage loans. During the six-month periods ended June 30, 2024 and 2023, OFG repurchased $240 thousand and $610 thousand, respectively, in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools that are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended June 30, 2024, OFG repurchased $915 thousand (June 30, 2023 –$4.2 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to such credit recourse provision. During the six-month period ended June 30, 2024, OFG repurchased $1.9 million (June 30, 2023- $6.4 million). At June 30, 2024 and December 31, 2023, OFG had a $275 thousand and a $405 thousand liability, respectively, for the estimated credit losses related to these loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the quarters ended June 30, 2024 and 2023, OFG recognized $14 thousand and $141 thousand in gains, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $21 thousand in gains and $372 thousand in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the six-month periods ended June 30, 2024 and 2023 OFG recognized $43 thousand and $147 thousand, respectively, in gains from the repurchase of residential mortgage loans sold subject to credit recourse, and $77 thousand and $121 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At June 30, 2024 OFG serviced $5.6 billion (December 31, 2023 - $5.6 billion) in mortgage loans for third parties. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At June 30, 2024, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $3.7 million (December 31, 2023 - $4.2 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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
Credit-related financial instruments at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Commitments to extend credit	$1,424,489	$1,255,695
Commercial letters of credit	1,384	119
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
At June 30, 2024 and December 31, 2023, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2024 and December 31, 2023, is as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Standby letters of credit and financial guarantees	$25,028	$23,970
Loans sold with recourse	94,456	98,685
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
At June 30, 2024 and December 31, 2023, the ACL for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $833 thousand and $1.2 million, respectively, and is included in other liabilities in the statement of financial condition.
At both June 30, 2024 and December 31, 2023, OFG maintained other non-credit commitments amounting to $18.9 million, primarily for the acquisition of equity securities. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments require us to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At June 30, 2024 and December 31, 2023, OFG had commitments for capital expenditures in technology amounting to $7.2 million and $7.8 million, respectively.
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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At June 30, 2024 and December 31, 2023, accrued liability for legal contingencies amounted to $561 thousand and $817 thousand, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. OFG also has an accrued liability for potential losses, operational errors, loss on theft not covered by insurance premiums, uncollectible receivables, among other transactions, amounting to $1.5 million and $1.4 million, respectively, as of June 30, 2024 and December 31, 2023.

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
NOTE 19— OPERATING LEASES
Substantially all leases in which OFG is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2038. OFG’s leases do not contain residual value guarantees or material variable lease payments. All leases are classified as operating leases and are included on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. OFG leases to others certain space in its principal offices for terms extending through 2026; all are operating leases.
Operating Lease Cost

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023	Statement of Operations Classification
	(In thousands)
Lease costs	$2,261	$2,608	$4,914	$5,208	Occupancy and equipment
Variable lease costs	370	347	781	687	Occupancy and equipment
Short-term lease costs	91	148	141	305	Occupancy and equipment
Lease income	(29)	(17)	(51)	(54)	Occupancy and equipment
Total lease costs	$2,693	$3,086	$5,785	$6,146
Operating Lease Assets and Liabilities

	June 30, 2024	December 31, 2023	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$20,298	$21,725	Operating lease right-of-use assets
Lease Liabilities	$22,605	$24,029	Operating leases liabilities

	June 30, 2024	December 31, 2023
	(In thousands)
Weighted-average remaining lease term	5.0 years	5.1 years
Weighted-average discount rate	7.5%	7.0%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2024 were as follows:

Minimum Rent
As of June 30, 2024	(In thousands)
2024	$4,093
2025	6,676
2026	4,620
2027	3,793
2028	2,980
Thereafter	5,184
Total lease payments	$27,346
Less imputed interest	4,741
Present value of lease liabilities	$22,605
OFG, as lessor, leases and subleases real property to tenants under operating leases. As of June 30, 2024, no material lease concessions have been granted to tenants. As of June 30, 2024, OFG, as lessee, has not requested any lease concessions.
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
Investment securities
The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC) (“ICE”). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2, depending on the basis for determining fair value. At June 30, 2024, there was one security held-to-maturity, carried at amortized cost with no ACL established, classified as Level 3.
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
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	June 30, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$200,658	$1,895,648	$—	$2,096,306
Trading securities	—	16	—	16
Money market investments	5,083	—	—	5,083
Servicing assets	—	—	49,789	49,789
	$205,741	$1,895,664	$49,789	$2,151,194
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$13,772	$13,772
Foreclosed real estate	—	—	6,526	6,526
Other repossessed assets	—	—	5,713	5,713
Mortgage loans held for sale	—	—	8,375	8,375
Other loans held for sale	—	—	12,361	12,361
	$—	$—	$46,747	$46,747

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$296,799	$1,802,465	$—	$2,099,264
Trading securities	—	13	—	13
Money market investments	4,623	—	—	4,623
Servicing assets	—	—	49,520	49,520
	$301,422	$1,802,478	$49,520	$2,153,420
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$8,027	$8,027
Foreclosed real estate	—	—	10,780	10,780
Other repossessed assets	—	—	4,032	4,032
Other loans held for sale	$—	$—	$28,345	28,345
	$—	$—	$51,184	$51,184
The fair value information included in the tables above for non-recurring fair value measurements is not as of period-end. Instead, it is as of the date that the fair value measurement was recorded closest to June 30, 2024 and December 31, 2023, excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for June 30, 2024 and 2023:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Level 3 Instruments Only

	Quarter Ended June 30,
	2024	2023
	Servicing Assets	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning period	$49,553	$413	$49,345	$49,758
New instruments acquired	303	—	791	791
Principal repayments and amortization	(732)	—	(1,085)	(1,085)
Gains included in earnings	665	—	915	915
Gains included in other comprehensive income	—	7	—	7
Balance at end of period	$49,789	$420	$49,966	$50,386

	Six-Month Period Ended June 30,
	2024	2023
	Servicing Assets	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning of period	$49,520	$406	$50,921	$51,327
New instruments acquired	830	—	1,365	1,365
Principal repayments and amortization	(1,652)	—	(2,150)	(2,150)
Gains included in earnings	1,091	—	(170)	(170)
Gains included in other comprehensive income	—	14	—	14
Balance at end of period	$49,789	$420	$49,966	$50,386
Servicing assets gains included in earnings during the quarters and six-month periods ended June 30, 2024 and 2023 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 7 – Servicing Assets.
There were no liabilities measured at fair value on a recurring basis and non-recurring basis at June 30, 2024 and December 31, 2023. The table below presents quantitative information for all assets measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at June 30, 2024 and December 31, 2023:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)
Servicing assets	$49,789	Cash flow valuation	Constant prepayment rate	1.49% - 11.45%	6.07%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$13,772	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	17.67%

Foreclosed real estate	$6,526	Fair value of property or collateral	Appraised value less disposition costs	10.00% - 33.00%	10.95%

Other repossessed assets	$5,713	Fair value of property or collateral	Estimated net realizable value less disposition costs	36.00% - 71.00%	55.48%

Mortgage loans held for sale	$8,375	Market prices	Pricing and execution whole loan	92.89% - 101.33%	98.25%

Other loans held for sale	$12,361	Bids or sales contract prices	Estimated market value	100.00% - 104.47%	100.48%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$49,520	Cash flow valuation	Constant prepayment rate	1.35% - 17.34%	6.12%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$8,027	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	17.00%

Foreclosed real estate	$10,780	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	12.67%

Other repossessed assets	$4,032	Fair value of property or collateral	Estimated net realizable value less disposition costs	31.00% - 77.00%	57.72%

Other loans held for sale	$28,345	Bids or sales contract prices	Estimated market value	52.00% - 103.20%	84.80%
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair value and carrying value of OFG’s financial instruments at June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$740,429	$740,429	$748,173	$748,173
Investment securities available-for-sale	$200,658	$200,658	$296,799	$296,799
Level 2
Financial Assets:
Trading securities	$16	$16	$13	$13
Investment securities available-for-sale	$1,895,648	$1,895,648	$1,802,465	$1,802,465
Investment securities held-to-maturity	$244,365	$303,621	$455,709	$514,024
Federal Home Loan Bank (FHLB) stock	$15,280	$15,280	$14,488	$14,488
Equity securities	$25,794	$25,794	$23,981	$23,981
Level 3
Financial Assets:
Investment securities held-to-maturity	$35,072	$35,000	$35,055	$35,000
Total loans (including loans held-for-sale)	$7,410,349	$7,503,142	$7,282,214	$7,401,618
Accrued interest receivable	$72,969	$72,969	$71,400	$71,400
Servicing assets	$49,789	$49,789	$49,520	$49,520
Accounts receivable and other assets	$56,760	$56,760	$47,859	$47,589
Financial Liabilities:
Deposits	$9,622,547	$9,605,250	$9,767,068	$9,762,169
Advances from FHLB	$198,937	$200,741	$199,184	$200,768
Other borrowings	$—	$—	$2	$2
Accrued expenses and other liabilities	$140,410	$140,410	$115,985	$115,985

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2024 and December 31, 2023:
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 21 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters and six-month periods ended June 30, 2024 and 2023:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Banking service revenues:
Electronic banking fees	$14,718	$13,603	$28,408	$26,969
Checking accounts fees	1,894	2,184	4,061	4,404
Savings accounts fees	307	327	615	660
Credit life commissions	73	119	77	224
Branch service commissions	275	324	621	746
Servicing and other loan fees	1,325	702	1,893	1,584
International fees	184	179	356	362
Miscellaneous income	5	2	9	4
Total banking service revenues	18,781	17,440	36,040	34,953

Wealth management revenue:
Insurance income	4,214	4,169	7,988	7,539
Broker fees	2,009	1,797	4,100	3,580
Trust fees	2,217	2,228	4,459	4,152
Other fees	—	—	—	43
Total wealth management revenue	8,440	8,194	16,547	15,314

Mortgage banking activities:
Net servicing fees	4,101	4,650	8,052	7,493
Net gains on sale of mortgage loans and valuation	719	790	1,372	1,559
Net gain (loss) on repurchased loans and other	44	(215)	133	71
Total mortgage banking activities	4,864	5,225	9,557	9,123
Total banking and financial service revenues	$32,085	$30,859	$62,144	$59,390
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
Trust fees are revenues related to fiduciary services provided to 401K retirement plans, IRA trusts, and retirement plans. These generally include payment for trustee services, distribution services, custodial services of plan assets, due diligence services, and investment advisory services. Fees are billed based on services contracted. Negotiated fees are detailed in the contract. Fees collected in advance are amortized over the term of the contract. Fees are generally collected on an annual or quarterly basis once the administrative service has been completed. Fees do not include future services.
Mortgage Banking Activities
Mortgage banking activities such as servicing fees, gain on sale of mortgage loans and valuation, and gain (loss) on repurchased loans and other are out of the scope of ASC 606.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2024 and 2023:

	Quarter Ended June 30, 2024
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$155,681	$4	$32,929	$188,614	$(956)	$187,658
Interest expense	(37,654)	—	(3,635)	(41,289)	956	(40,333)
Net interest income	118,027	4	29,294	147,325	—	147,325
Provision for (recapture of) credit losses	15,589	—	(8)	15,581	—	15,581
Non-interest income	24,723	7,654	99	32,476	—	32,476
Non-interest expenses	(87,506)	(4,623)	(831)	(92,960)	—	(92,960)
Intersegment revenue	415	—	—	415	(415)	—
Intersegment expenses	—	(243)	(172)	(415)	415	—
Income before income taxes	40,070	2,792	28,398	71,260	—	$71,260
Income tax expense	20,096	(5)	38	20,129	—	20,129
Net income	$19,974	$2,797	$28,360	$51,131	$—	$51,131
Total assets	$9,360,801	$36,217	$3,055,720	$12,452,738	$(1,193,653)	$11,259,085

	Six-Month Period Ended June 30, 2024
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$306,676	$13	$66,426	$373,115	$(2,031)	$371,084
Interest expense	(73,503)	—	(8,185)	(81,688)	2,031	(79,657)
Net interest income	233,173	13	58,241	291,427	—	291,427
Provision for (recapture of) credit losses	30,814	—	(112)	30,702	—	30,702
Non-interest income, net	47,788	15,029	7	62,824	—	62,824
Non-interest expenses	(173,496)	(9,145)	(1,731)	(184,372)	—	(184,372)
Intersegment revenue	839	—	—	839	(839)	—
Intersegment expenses	—	(510)	(329)	(839)	839	—
Income before income taxes	$77,490	$5,387	$56,300	$139,177	$—	$139,177
Income tax expense	38,262	8	84	38,354	—	38,354
Net income	$39,228	$5,379	$56,216	$100,823	$—	$100,823
Total assets	$9,360,801	$36,217	$3,055,720	$12,452,738	$(1,193,653)	$11,259,085
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, an international banking entity organized and licensed under Puerto Rico law, which operates as a unit within the Bank. The time deposit with a balance of $302.4 million and $364.2 million at June 30, 2024 and 2023, respectively, to fund Oriental Overseas operations is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The decrease in interest income and interest expense from the prior year period was mainly as a result of lower interest rate and average balance.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2023
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$139,999	$6	$22,841	$162,846	$(4,858)	$157,988
Interest expense	(15,824)	—	(7,378)	(23,202)	4,858	(18,344)
Net interest income	124,175	6	15,463	139,644	—	139,644
Provision for credit losses	15,052	—	(8)	15,044	—	15,044
Non-interest income	23,354	7,868	(1,149)	30,073	—	30,073
Non-interest expenses	(83,876)	(4,138)	(874)	(88,888)	—	(88,888)
Intersegment revenue	575	—	—	575	(575)	—
Intersegment expenses	—	(380)	(195)	(575)	575	—
Income before income taxes	49,176	3,356	13,253	65,785	—	65,785
Income tax expense	21,577	20	15	21,612	—	21,612
Net income	$27,599	$3,336	$13,238	$44,173	$—	$44,173
Total assets	$8,720,156	$33,946	$2,338,820	$11,092,922	$(1,061,375)	$10,031,547

	Six-Month Period Ended June 30, 2023
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$272,424	$11	$43,967	$316,402	$(9,429)	$306,973
Interest expense	$(28,205)	$—	$(12,656)	$(40,861)	$9,429	$(31,432)
Net interest income	$244,219	$11	$31,311	$275,541	$—	$275,541
Provision for credit losses	$24,457	$—	$32	$24,489	$—	$24,489
Non-interest income, net	$44,979	$15,144	$(1,149)	$58,974	$—	$58,974
Non-interest expenses	$(169,241)	$(8,093)	$(1,774)	$(179,108)	$—	$(179,108)
Intersegment revenue	$1,122	$—	$—	$1,122	$(1,122)	$—
Intersegment expenses	$—	$(758)	$(364)	$(1,122)	$1,122	$—
Income before income taxes	$96,622	$6,304	$27,992	$130,918	$—	$130,918
Income tax expense	$40,469	$20	$27	$40,516	$—	$40,516
Net income	$56,153	$6,284	$27,965	$90,402	$—	$90,402
Total assets	$8,720,156	$33,946	$2,338,820	$11,092,922	$(1,061,375)	$10,031,547

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item I, “Financial Statements” of this quarterly report on Form 10-Q. This discussion and analysis section contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this quarterly report on Form 10-Q for the quarter ended June 30, 2024 and set forth in our annual report for the year ended December 31, 2023 (the “2023 Form 10-K”), as supplemented and amended by any subsequent quarterly reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Other factors not identified above, including those described under the headings in our 2023 Form 10-K and any subsequent quarterly reports on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements.

INTRODUCTION

OFG is a publicly-owned financial holding company that provides wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, investment advisory and securities brokerage services, as well as corporate and individual trust services. It operates through three business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG conducts its business through its main office in San Juan, Puerto Rico, forty-two branches in Puerto Rico and two branches in the U.S. Virgin Islands (the “USVI”). It has five subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services, Oriental Insurance, OIB and OBPEF; two subsidiaries in the United States, OFG USA and OFG Ventures; and one subsidiary in the Cayman Islands, OFG Reinsurance. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuously improving our already effective asset-liability management, growing non-interest revenue from banking and financial services, as well as achieving greater operating efficiencies.

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

OFG’s mission is to make possible the progress of our customers, employees, shareholders, and the communities we serve. OFG has been deploying its Digital First strategy to achieve this mission. Our strategy highly differentiates OFG through a sales and service business model and culture that emphasizes convenience and accessibility through digital channels while creating a simple, self-service and enjoyable customer experience. OFG strives to proactively identify the customer’s objectives and needs to offer value-added services that help them achieve financial progress and well-being.
RECENT DEVELOPMENTS
Capital Actions
In January 2024, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend to $0.25 per common share from $0.22 per share, beginning in the quarter ended March 31, 2024. The Board of Directors also approved a new $50.0 million stock repurchase program. The new stock repurchase program, which is open-ended, replaces the prior stock repurchase program approved by the Board of Directors in January 2022, which had $17.2 million remaining of its $100.0 million repurchase parameters. During the six-month period ended June 30, 2024, OFG repurchased 669,200 shares for a total of $24.3 million at an average price of $36.28 per share.
Economic Conditions
We believe that Puerto Rico’s economy continues to demonstrate resiliency and growth and its private sector, including business investments, is expanding. The Puerto Rico Economic Activity Index, as published by the Economic Development Bank for Puerto Rico, slightly decreased 2.0% year-over-year as of April 2024. According to the data published by Economic Development Bank for Puerto Rico, wages are rising, and labor participation is increasing. Total non-farm payroll employment averaged 960,300 jobs in April, equivalent to an increase of 0.8% for that month, in a month-over-month basis, and an annual increase of 2.4%. The inflow of federal stimulus and reconstruction funds for rebuilding infrastructure has continued, and we believe this inflow will stimulate the local economy. Nevertheless, OFG continues to pay attention to the potential impact of interest rate changes, inflation, and other economic factors, and global conflicts, all of which could impact our business and results of operations.
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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. As part of OFG’s continuous enhancement to the allowance for credit losses methodology, during the six-month period ended June 30, 2024, an assessment of the weight of probability scenarios for the US loan segment was performed and updated to use a higher probability level in the moderate recessionary scenario. This change in the allowance for credit losses is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. Apart from the foregoing change, there have been no material changes in the methods that we used to formulate these critical accounting estimates from those discussed in our 2023 Form 10-K.
FINANCIAL HIGHLIGHTS

We believe that the second quarter of 2024 continued to demonstrate the strength of OFG’s strategies and franchise. EPS-diluted increased 16.1% year-over-year on a 5.2% increase in total core revenues. OFG generated strong performance metrics through consistent growth; increased loans, deposits, and non-interest income; and stable credit quality. Further, we believe that our ‘Digital First’ strategy continues to help expand retail and business relationships through new and upgraded products, services, and self-service tools. In addition, we implemented close to half of our $50 million share buyback program, purchasing $24.3 million of OFG’s shares in the open market. At the same time, Puerto Rico’s economy continued to grow and steadily decouple from mainland economic uncertainties.
Earnings per share diluted of $1.08 compared to $1.05 in the first quarter of 2024 and $0.93 in the second quarter of 2023. Total core revenues of $179.4 million compared to $174.2 million in the first quarter of 2024 and $170.5 million in the second quarter of 2023.

Performance metrics: Net interest margin of 5.51%, return on average assets of 1.82%, return on average tangible common stockholders’ equity of 18.24%, and efficiency ratio of 51.81%.

Total Interest Income of $187.7 million compared to $183.4 million in the first quarter of 2024 and $158.0 million in the second quarter of 2023. Compared to the first quarter of 2024, the second quarter of 2024 primarily reflected higher average balances and yields on loans. The second quarter of 2024 also included $2.1 million from the recovery of a non-accrual U.S. commercial loan paid in full.
Total Interest Expense of $40.3 million compared to $39.3 million in the first quarter of 2024 and $18.3 million in the second quarter of 2023. Compared to the first quarter of 2024, the second quarter of 2024 reflected higher average core deposits and a 7 basis point increase in rates, partially offset by lower average wholesale funding and rate.
Total Banking and Financial Service Revenues of $32.1 million compared to $30.1 million in the first quarter of 2024 and $30.9 million in the second quarter of 2023. Compared to the first quarter of 2024, the second quarter of 2024 reflected higher banking service, wealth management and mortgage banking revenues. Banking service revenues included $0.6 million prepayment fees on U.S. loans, while wealth management included $0.5 million in annual recognition of certain commercial insurance commissions.

Pre-Provision Net Revenues of $86.8 million compared to $83.0 million in the first quarter of 2024 and $80.8 million in the second quarter of 2023.
Total Provision for Credit Losses of $15.6 million compared to $15.1 million in the first quarter of 2024 and $15.0 million in the second quarter of 2023. The second quarter of 2024 provision primarily reflected increased loan volume.
Credit Quality: Net charge-offs of $15.0 million compared to $19.8 million in the first quarter of 2024 and $6.6 million in the second quarter of 2023. The second quarter of 2024 early and total delinquency rates were 2.81% and 3.71%, respectively. The nonperforming loan rate of 1.08% was the lowest in the last five quarters.
Total Non-Interest Expense of $93.0 million compared to $91.4 million in the first quarter of 2024 and $88.9 million in the second quarter of 2023. Compared to the first quarter of 2024, the second quarter of 2024 included increases of $1.3 million in electronic banking expenses, $1.1 million in professional services fees, and $0.4 million for increased FDIC deposit insurance assessments now that Oriental exceeds $10 billion in assets. This was partially offset by reductions of $1.4 million in foreclosed real estate costs and in FICA payroll-related expenses relative to the prior quarter.
Effective Tax Rate (“ETR”) of 28.2% compared to 26.8% in the first quarter of 2024 and 32.9% in the second quarter of 2023. The second quarter of 2024 reflected an expected 2024 ETR of 29.0% due to higher forecasted business activities with preferential tax treatment under the Puerto Rico tax code, coupled with a $0.8 million tax benefit credit in the second quarter of 2024 compared to $1.1 million discrete benefit for stock vested in in the first quarter of 2024.
Loans Held for Investment of $7.64 billion compared to $7.54 billion in the first quarter of 2024 and $7.12 billion in the second quarter of 2023. Compared to the first quarter of 2024, the second quarter of 2024 increased 1.3%, reflecting growth in Puerto Rico commercial, auto and consumer loans, partially offset by regular paydowns of residential mortgages and prepayment of U.S. commercial loans. Compared to the second quarter of 2023, the first quarter of 2024 loans increased 7.3%.
New Loan Production of $589.0 million compared to $536.6 million in the first quarter of 2024 and $681.8 million in the second quarter of 2023. Compared to the first quarter of 2024, the second quarter of 2024 loan production, led by auto, reflected increases in all categories.
Total Investments of $2.48 billion compared to $2.48 billion in the first quarter of 2024 and $1.70 billion in the second quarter of 2023.
Customer Deposits of $9.60 billion compared to $9.55 billion in the first quarter of 2024 and $8.54 billion in the second quarter of 2023. Compared to the first quarter of 2024, the second quarter of 2024 reflected an increase in commercial deposits partially offset by a decline in retail deposits.
Total Borrowings and Brokered Deposits of $201.2 million compared to $203.3 million in the first quarter of 2024 and $226.5 million in the second quarter of 2023.
Cash and Cash Equivalents of $740.4 million compared to $754.4 million in the first quarter of 2024 and $799.0 million in the second quarter of 2023.
Capital: CET1 ratio was 14.29% compared to 14.45% in the first quarter of 2024 and 14.03% in the second quarter of 2023. The Tangible Common Equity ratio was 10.09% compared to 10.06% in the first quarter of 2024 and 9.99% in the second quarter of 2023. Tangible Book Value of $24.18 per share compared to $23.55 in the first quarter of 2024 and $21.06 in the second quarter of 2023.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2024	2023	Variance %	2024	2023	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$187,658	$157,988	18.8%	$371,084	$306,973	20.9%
Interest expense	40,333	18,344	119.9%	79,657	31,432	153.4%
Net interest income	147,325	139,644	5.5%	291,427	275,541	5.8%
Provision for credit losses	15,581	15,044	3.6%	30,702	24,489	25.4%
Net interest income after provision for credit losses	131,744	124,600	5.7%	260,725	251,052	3.9%
Non-interest income	32,476	30,073	8.0%	62,824	58,974	6.5%
Non-interest expenses	92,960	88,888	4.6%	184,372	179,108	2.9%
Income before taxes	71,260	65,785	8.3%	139,177	130,918	6.3%
Income tax expense	20,129	21,612	(6.9)%	38,354	40,516	(5.3)%
Net income available to common shareholders	$51,131	$44,173	15.8%	$100,823	$90,402	11.5%
PER SHARE DATA:
Basic	$1.09	$0.93	17.2%	$2.14	$1.91	12.0%
Diluted	$1.08	$0.93	16.1%	$2.13	$1.89	12.7%
Average common shares outstanding	46,952	47,266	(0.7)%	47,024	47,432	(0.9)%
Average common shares outstanding and equivalents	47,131	47,490	(0.8)%	47,244	47,716	(1.0)%
Cash dividends declared per common share	$0.25	0.22	13.6%	$0.50	0.44	13.6%
Cash dividends declared on common shares	$11,951	10,538	13.4%	$23,747	21,065	12.7%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.82%	1.76%	3.4%	1.80%	1.82%	(1.1)%
Return on average tangible common stockholders’ equity	18.24%	17.67%	3.2%	18.08%	18.39%	(1.7)%
Return on average common equity (ROE)	16.71%	15.93%	4.9%	16.55%	16.54%	0.1%
Efficiency ratio	51.81%	52.13%	(0.6)%	52.15%	53.48%	(2.5)%
Interest rate spread	5.36%	5.84%	(8.2)%	5.31%	5.84%	(9.1)%
Interest rate margin	5.51%	5.90%	(6.6)%	5.45%	5.89%	(7.5)%

	June 30,	December 31,	Variance
	2024	2023	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,476,017	$2,686,770	(7.8)%
Loans, net	7,503,142	7,401,618	1.4%
Total investments and loans	$9,979,159	$10,088,388	(1.1)%
Deposits and borrowings
Deposits	$9,605,250	$9,762,169	(1.6)%
Borrowings	200,741	200,770	—%
Total deposits and borrowings	$9,805,991	$9,962,939	(1.6)%
Stockholders’ equity
Common stock	59,885	59,885	—%
Additional paid-in capital	637,895	638,667	(0.1)%
Legal surplus	160,560	150,967	6.4%
Retained earnings	706,807	639,324	10.6%
Treasury stock, at cost	(250,951)	(228,350)	9.9%
Accumulated other comprehensive loss	(86,494)	(67,013)	29.1%
Total stockholders’ equity	$1,227,702	$1,193,480	2.9%
Per share data
Book value per common share	$26.37	$25.36	4.0%
Tangible book value per common share	$24.18	$23.13	4.5%
Market price	$37.45	$37.48	(0.1)%
Capital ratios
Leverage capital	10.86%	11.03%	(1.5)%
Common equity Tier 1 capital	14.29%	14.12%	1.2%
Tier 1 risk-based capital	14.29%	14.12%	1.2%
Total risk-based capital	15.54%	15.37%	1.1%
Financial assets managed
Trust assets managed	$2,200,102	$2,511,880	(12.4)%
Broker-dealer assets managed	2,159,204	2,446,281	(11.7)%
Total assets managed	$4,359,306	$4,958,161	(12.1)%
ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2024 and 2023.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE FOR THE QUARTERS ENDED JUNE 30, 2024 AND 2023

	Interest		Average rate		Average balance
	June 2024	June 2023	June 2024	June 2023	June 2024	June 2023
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$187,658	$157,988	7.02%	6.68%	$10,758,623	$9,492,861
Tax equivalent adjustment	3,566	3,938	0.13%	0.17%	—	—
Interest-earning assets - tax equivalent	191,224	161,926	7.15%	6.85%	10,758,623	9,492,861
Interest-bearing liabilities	40,333	18,344	1.65%	0.84%	9,821,311	8,757,839
Tax equivalent net interest income / spread	150,891	143,582	5.50%	6.01%	937,312	735,022
Tax equivalent interest rate margin			5.63%	6.18%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	24,666	13,441	3.96%	2.99%	2,489,488	1,796,517
Interest bearing cash and money market investments	8,735	9,029	5.35%	5.22%	656,728	693,373
Total investments	33,401	22,470	4.27%	3.62%	3,146,216	2,489,890
Non-PCD loans
Mortgage	8,214	8,653	5.62%	5.55%	584,420	623,773
Commercial	59,658	47,825	8.16%	7.57%	2,941,010	2,533,434
Consumer	19,016	17,214	11.54%	11.39%	662,680	606,101
Auto	50,853	43,007	8.56%	8.30%	2,388,524	2,077,552
Total Non-PCD loans	137,741	116,699	8.42%	8.01%	6,576,634	5,840,860
PCD loans
Mortgage	14,059	15,761	6.28%	6.35%	895,163	993,100
Commercial	2,406	2,940	6.93%	7.15%	138,910	164,552
Consumer	17	6	10.94%	3.07%	635	741
Auto	34	112	12.76%	12.05%	1,065	3,718
Total PCD loans	16,516	18,819	6.38%	6.48%	1,035,773	1,162,111
Total loans (1)	154,257	135,518	8.15%	7.76%	7,612,407	7,002,971
Total interest-earning assets	187,658	157,988	7.02%	6.68%	10,758,623	9,492,861

Interest-bearing liabilities:
Deposits:
NOW Accounts	20,964	4,973	2.45%	0.81%	3,448,144	2,455,040
Savings and money market	4,587	4,129	0.91%	0.75%	2,020,653	2,222,710
Time deposits	11,109	5,493	2.88%	1.72%	1,552,829	1,277,861
Total core deposits	36,660	14,595	2.10%	0.98%	7,021,626	5,955,611
Brokered deposits	21	—	5.28%	—%	1,566	—
	36,681	14,595	2.10%	0.98%	7,023,192	5,955,611
Non-interest bearing deposits	—	—	—	—	2,578,216	2,575,972

	Interest		Average rate		Average balance
	June 2024	June 2023	June 2024	June 2023	June 2024	June 2023
	(Dollars in thousands)
Fair value premium and core deposit intangible amortizations	1,131	1,321	—%	—%	—	—
Total deposits	37,812	15,916	1.58%	0.75%	9,601,408	8,531,583
Borrowings:
Advances from FHLB and other borrowings	2,521	2,428	4.61%	4.30%	219,903	226,256
Total borrowings	2,521	2,428	4.61%	4.30%	219,903	226,256
Total interest-bearing liabilities	40,333	18,344	1.65%	0.84%	9,821,311	8,757,839
Net interest income / spread	$147,325	$139,644	5.36%	5.84%
Interest rate margin			5.51%	5.90%
Excess of average interest-earning assets over average interest-bearing liabilities					$937,312	$735,022
Average interest-earning assets to average interest-bearing liabilities ratio					109.54%	108.39%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis
C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$5,694	$5,531	$11,225
Interest bearing cash and money market investments	(885)	591	(294)
Loans	13,643	5,096	18,739
Total interest income	18,452	11,218	29,670
Interest Expense:
NOW Accounts	2,689	13,302	15,991
Savings and money market	(400)	858	458
Time deposits	2,051	3,565	5,616
Brokered deposits	10	11	21
Fair value premium and core deposit intangible amortizations	—	(190)	(190)
Advances from FHLB and other borrowings	(70)	163	93
Total interest expense	4,280	17,709	21,989
Net Interest Income	$14,172	$(6,491)	$7,681

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND 2023

	Interest		Average rate		Average balance
	June 2024	June 2023	June 2024	June 2023	June 2024	June 2023
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$371,084	306,973	6.94%	6.57%	$10,749,306	$9,426,405
Tax equivalent adjustment	7,756	8,573	0.14%	0.18%	—	—
Interest-earning assets - tax equivalent	378,840	315,546	7.08%	6.75%	10,749,306	9,426,405
Interest-bearing liabilities	79,657	31,432	1.63%	0.73%	9,816,806	8,712,977
Tax equivalent net interest income / spread	299,183	284,114	5.45%	6.02%	932,500	713,428
Tax equivalent interest rate margin			5.59%	6.20%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	50,502	27,669	3.97%	2.96%	2,543,515	1,867,857
Interest bearing cash and money market investments	16,731	15,475	5.35%	5.01%	628,709	623,393
Total investments	67,233	43,144	4.24%	3.49%	3,172,224	2,491,250
Non-PCD loans
Mortgage loans	16,443	17,226	5.59%	5.48%	588,021	628,423
Commercial loans	116,893	92,123	7.99%	7.44%	2,933,046	2,495,892
Consumer loans	37,639	33,452	11.51%	11.39%	657,451	592,469
Auto loans	99,738	83,228	8.54%	8.23%	2,347,823	2,039,598
Total Non-PCD loans	270,713	226,029	8.34%	7.92%	6,526,341	5,756,382
PCD loans
Mortgage loans	28,485	31,468	6.28%	6.25%	907,411	1,006,623
Commercial loans	4,526	6,053	6.40%	3.62%	141,399	167,100
Consumer loans	35	51	11.23%	13.36%	629	761
Auto loans	92	228	14.22%	5.32%	1,302	4,289
Total PCD loans	33,138	37,800	6.31%	6.41%	1,050,741	1,178,773
Total loans (1)	303,851	263,829	8.06%	7.67%	7,577,082	6,935,155
Total interest-earning assets	$371,084	306,973	6.94%	6.57%	$10,749,306	$9,426,405

	Interest		Average rate		Average balance
	June 2024	June 2023	June 2024	June 2023	June 2024	June 2023
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	41,479	9,187	2.41%	0.75%	3,460,498	2,476,360
Savings accounts	9,004	7,264	0.89%	0.66%	2,031,759	2,227,196
Time deposits	21,032	9,313	2.79%	1.51%	1,516,791	1,243,835
Total core deposits	71,515	25,764	2.05%	0.87%	7,009,048	5,947,391
Brokered deposits	824	8	5.50%	0.30%	30,152	5,086
	72,339	25,772	2.06%	0.88%	7,039,200	5,952,477
Non-interest bearing deposits	—	—	—%	—%	2,557,268	2,614,840
Fair value premium and core deposit intangible amortizations	2,265	2,641	—%	—%	—	—
Total deposits	74,604	28,413	1.56%	0.67%	9,596,468	8,567,317
Borrowings:
Advances from FHLB and other borrowings	5,053	3,019	4.61%	4.18%	220,338	145,660
Total borrowings	5,053	3,019	4.61%	4.18%	220,338	145,660
Total interest-bearing liabilities	79,657	31,432	1.63%	0.73%	9,816,806	8,712,977
Net interest income / spread	$291,427	$275,541	5.31%	5.84%
Interest rate margin			5.45%	5.89%
Excess of average interest-earning assets over average interest-bearing liabilities					$932,500	$713,428
Average interest-earning assets to average interest-bearing liabilities ratio					109.50%	108.19%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$11,071	$11,762	$22,833
Interest-bearing cash and money market investments	(620)	1,876	1,256
Loans	28,447	11,575	40,022
Total interest income	38,898	25,213	64,111
Interest Expense:
NOW accounts	4,907	27,385	32,292
Savings accounts	(688)	2,428	1,740
Time deposits	3,622	8,097	11,719
Brokered deposits	181	635	816
Fair value premium and core deposit intangible amortizations	—	(376)	(376)
Advances from FHLB and other borrowings	1,687	347	2,034
Total interest expense	9,709	38,516	48,225
Net Interest Income	$29,189	$(13,303)	$15,886
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
Comparison of quarters ended June 30, 2024 and 2023
Net interest income of $147.3 million increased $7.7 million from $139.6 million. Tax equivalent basis net interest income of $150.9 million increased $7.3 million, or 5.1%, from $143.6 million.
Interest rate spread decreased 48 basis points to 5.36% from 5.84% and net interest margin decreased 39 basis points to 5.51% from 5.90%.
Net interest income was positively impacted by:
•A $18.7 million increase in interest income from loans, primarily driven by: (i) higher interest income from commercial loans by $11.3 million, reflecting the upward repricing of variable rate loans, increased yields on new loans originated during 2024 and a $2.1 million recovery of a non-accrual commercial US loan paid in full; (ii) higher interest income from auto loans by $7.8 million, mainly due to an increase in the average balance of this portfolio by $308.3 million; and (iii) higher interest income from consumer loans by $1.8 million, mainly due to an increase in the average balance of this portfolio by $56.5 million. These increases were partially offset by lower interest income from residential mortgage loans by $2.1 million, reflecting a decrease in the average balance of this portfolio by $137.3 million, mainly from regular paydowns and the securitization and sale of conforming loans; and
•A $11.2 million increase in interest income from investments securities, primarily related to higher yield by 97 basis points, which contributed to an increase in interest income of approximately $5.5 million and higher average volume of $693.0 million, resulting in an increase in interest income of approximately $5.7 million.
These increases were offset by higher interest expense of $22.0 million, $21.9 million from deposits due to higher average cost of 83 basis points, reflecting a $1.2 billion deposit from an existing long-standing Puerto Rico government client received during the fourth quarter of 2023 with variable interest rate.

Comparison of the six-month periods ended June 30, 2024 and 2023
Net interest income of $291.4 million increased by $15.9 million from $275.5 million. Tax equivalent basis net interest income of $299.2 million increased $15.1 million, or 5.3%, from $284.1 million.
Interest rate spread decreased by 53 basis points to 5.31% from 5.84% and net interest margin decreased 44 basis points to 5.45% from 5.89%. This decrease reflects an increase of 37 and 90 basis points, respectively, in the total average yield of interest-earning assets and the average cost of interest-bearing liabilities.
Net interest income was positively impacted by:
•A $40.0 million increase in interest income from loans driven by higher interest income from: (i) commercial loans of $23.2 million, primarily related to the upward repricing of variable rate commercial loans, increased yields on new loans originated during 2024, and higher average balance; (ii) consumer loans of $4.2 million mainly due to an increase of $64.9 million in the average balance of this portfolio; and (iii) auto loans of $16.4 million reflecting higher originations during 2024. These increases were partially offset by a decrease of $3.8 million in interest income from mortgage loans due to a reduction of $139.6 million in the average balance of this portfolio, mainly from regular paydowns and the securitization and sale of conforming loans;
•A $22.8 million increase in interest income from investment securities, primarily related to a higher average volume of $675.7 million, which resulted in an increase in interest income of $11.1 million, and higher yield by 101 basis points, which contributed to the increase in net interest income of $11.8 million; and
•A $1.3 million increase in interest income from higher yield in lower balances of interest-bearing cash and money market related to higher interest rates.
These increases were partially offset by higher interest expense of $48.2 million from (i) interest paid on deposits of $46.2 million due to higher average cost of total deposits of 89 basis points, reflecting a $1.2 billion deposit from an existing long-standing Puerto Rico government client received during the fourth quarter of 2023 with a variable interest rate, and (ii) $2.0 million interest expense on the $200.0 million two-year FHLB advance taken in late 2023.
TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2024	2023	Variance %	2024	2023	Variance %
	(In thousands)			(In thousands)
Banking service revenue	$18,781	$17,440	7.7%	$36,040	$34,953	3.1%
Wealth management revenue	8,440	8,194	3.0%	16,547	15,314	8.1%
Mortgage banking activities	4,864	5,225	(6.9)%	9,557	9,123	4.8%
Total banking and financial service revenue	32,085	30,859	4.0%	62,144	59,390	4.6%
Net loss on sale of securities	—	(1,149)	(100.0)%	(7)	(1,149)	(99.4)%
Other non-interest income	391	363	7.7%	687	733	(6.3)%
Total non-interest income	$32,476	$30,073	8.0%	$62,824	$58,974	6.5%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains or losses on sales of assets.
Comparison of quarters ended June 30, 2024 and 2023
OFG recorded non-interest income, net, in the amount of $32.5 million, compared to $30.1 million, an increase of 8.0%, or $2.4 million. The increase in non-interest income was mainly due to the net effect of:
•A $1.3 million increase in banking service revenues mainly due to: (i) higher debit card income of $639 thousand and merchant income of $300 thousand resulting from higher transactionality and migration of USVI merchant activity,

(ii) $623 thousand prepayment fees, mainly from US commercial loans; offset by lower fees on deposits of $311 thousand from lower maintenance and overdrawn fees and higher waived fees.
•A $1.1 million loss associated with the sale of a $203.3 million short-term US treasury note available for sale during 2023, there were no sales of investments during the second quarter of 2024; and
•A $246 thousand increase in wealth management revenue primarily reflecting: (i) $212 thousand increase in broker-dealer fees related to higher market asset values and investment advisory services fees and (ii) $137 thousand increase in insurance income related to $123 thousand from reinsurance income, partially offset by lower annuities income of $92 thousand.
These increases were partially offset by a $361 thousand decrease in mortgage banking activities mainly from unfavorable impact in mortgage servicing rights valuation and lower servicing fees, partially offset by gains on repurchased loan sales in the current quarter.
Comparison of the six-month periods ended June 30, 2024 and 2023
OFG recorded non-interest income in the amount of $62.8 million, compared to $59.0 million, an increase of 6.5%, or $3.9 million. The increase in non-interest income was mainly due to:
•A $1.2 million increase in wealth management revenue primarily reflecting: (i) $519 thousand increase in broker-dealer fees related to higher market values of assets and investments advisory services fees, (ii) $449 thousand increase in insurance income related to $298 thousand from reinsurance income and $120 thousand in annuities income;
•A $1.1 million loss associated with the sale of a $149.4 million short-term US treasury note available for sale during 2023; and
•A $1.1 million increase in banking service revenues mainly due to: (i) higher debit card income of $675 thousand and merchant income of $411 thousand resulting from higher volume and migration of USVI merchants, and (ii) $623 thousand prepayment fees, mainly from US commercial loans; offset by lower fees on deposits of $389 thousand from lower maintenance and overdrawn fees and higher waived fees.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2024	2023	Variance %	2024	2023	Variance %
	(In thousands)			(In thousands)
Compensation and employee benefits	$38,467	$37,841	1.7%	$78,283	$76,314	2.6%
Occupancy, equipment and infrastructure costs	14,393	14,362	0.2%	28,715	28,619	0.3%
Electronic banking charges	11,687	10,262	13.9%	22,053	20,598	7.1%
Information technology expenses	6,565	7,188	-8.7%	13,168	13,606	-3.2%
Professional and service fees	5,117	5,319	-3.8%	9,121	10,383	-12.2%
Taxes, other than payroll and income taxes	3,224	3,265	-1.3%	6,467	6,538	-1.1%
Insurance	3,117	2,689	15.9%	5,793	5,606	3.3%
Loan servicing and clearing expenses	1,890	1,866	1.3%	4,000	4,133	-3.2%
Advertising, business promotion, and strategic initiatives	2,445	2,063	18.5%	4,824	4,098	17.7%
Communication	1,219	1,160	5.1%	2,300	2,189	5.1%
Printing, postage, stationery and supplies	939	866	8.4%	1,898	1,596	18.9%
Foreclosed real estate and other repossessed assets income, net of expenses	(731)	(2,320)	-68.5%	(63)	(1,527)	95.9%
Other	4,628	4,327	7.0%	7,813	6,955	12.3%
Total non-interest expenses	$92,960	$88,888	4.6%	$184,372	$179,108	2.9%
Relevant ratios and data:
Efficiency ratio	51.81%	52.13%		52.15%	53.48%
Compensation and benefits to non-interest expense	41.38%	42.57%		42.46%	42.61%
Compensation to average total assets owned	1.37%	1.51%		1.40%	1.53%
Number of employees end of period	2,239	2,265		2,239	2,265
Average number of employees	2,226	2,263		2,229	2,257
Average compensation per employee (in thousands)	$69.11	$66.89		$70.24	$67.62
Average loans per average employee	$3,419	$3,095		$3,399	$3,073
Comparison of quarters ended June 30, 2024 and 2023
Non-interest expense was $93.0 million, representing an increase of 4.6% or $4.1 million, compared to $88.9 million. The increase in non-interest expense was mainly due to:
•Decrease of $1.6 million in foreclosed real estate and other repossessed assets income, net of expenses due to lower valuation adjustments and lower gain on sale of foreclosed real estate due to lower volume of properties sold.
•Increase of $1.4 million in electronic banking charges mainly due to increases of $1.2 million in point-of-sale and merchant-related fees due to increased transaction volumes.
•Increase of $626 thousand in compensation and employee benefits, as a result of higher salaries and benefits, including payroll taxes; and
•Increase of $428 thousand in insurance expenses related to higher FDIC deposit insurance assessment expense as a result of the Bank exceeding $10 billion in assets.

The efficiency ratio was 51.81%, an improvement from 52.13%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that were excluded from the adjusted efficiency ratio computation for the quarters ended June 30, 2024 and 2023 amounted to $391 thousand and $786 thousand, respectively.
Comparison of the six-month periods ended June 30, 2024 and 2023
Non-interest expense was $184.4 million, representing an increase of 2.9%, or $5.3 million, compared to $179.1 million. The increase in non-interest expense was mainly due to:
•Increase in compensation and employee benefits of $2.0 million due to higher salaries and benefits, including payroll taxes;
•Decrease of $1.5 million in foreclosed real estate and other repossessed assets income, net of expenses due to lower valuation adjustments and lower gain on sale of foreclosed real estate due to lower volume of properties sold;
•Increase of $1.5 million in electronic banking charges mainly due to increases of $2.1 million in point-of-sale and merchant-related fees from higher volume, partially offset by a $400 thousand annual transaction processing incentive; and
•Increase of $858 thousand in other expenses, primarily driven by a $993 thousand accrual recorded during the current period related to regulatory examinations.
The increase in non-interest expense was partially offset by, a decrease in professional and service fees of $1.3 million, reflecting lower balances in compliance-related expenses.
The efficiency ratio was 52.15%, an improvement from 53.48%. Amounts presented as part of non-interest income that were excluded from the efficiency ratio computation for six-month periods ended June 30, 2024 and 2023 amounted to $680 thousand and $416 thousand, respectively.
Provision for Credit Losses
Comparison of quarters ended June 30, 2024 and 2023
Provision for credit losses increased by $537 thousand to $15.6 million from $15.0 million. The provision for credit losses for the second quarter of 2024, reflected a provision of $11.3 million related to the growth in loan balances, $2.8 million related to commercial-specific loan reserves, mainly in the US commercial loan portfolio, $2.1 million associated with qualitative adjustment, mainly in auto loans, and $1.5 million in loss rate models. These increases were partially offset by $2.0 million in changes in the economic model.
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
Comparison of the six-month periods ended June 30, 2024 and 2023
Provision for credit losses increased $6.2 million to $30.7 million from $24.5 million. The provision for credit losses for the six-month period ended June 30, 2024, reflected adjustments of $26.4 million related to the growth in loan balances, $4.5 million from loss rate model and $2.9 million related to commercial-specific loan reserves, mainly in the US commercial loan portfolio, offset by a $4.9 million release from economic model.
The provision for credit losses for 2023 reflected a provision of $12.5 million related to the growth in loan balances, a provision of $13.5 million related to commercial specific loan reserves, mainly in the US commercial loan portfolio, and $1.0 million associated with qualitative adjustment, partially offset by releases of $3.1 million for changes in the economic and loss rate models.

Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2024 and 2023.

TABLE 4 - BUSINESS SEGMENTS
	Quarter Ended June 30, 2024
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$155,681	$4	$32,929	$188,614	$(956)	$187,658
Interest expense	(37,654)	—	(3,635)	(41,289)	956	(40,333)
Net interest income	118,027	4	29,294	147,325	—	147,325
Provision for (recapture of) credit losses	15,589	—	(8)	15,581	—	15,581
Non-interest income	24,723	7,654	99	32,476	—	32,476
Non-interest expenses	(87,506)	(4,623)	(831)	(92,960)	—	(92,960)
Intersegment revenue	415	—	—	415	(415)	—
Intersegment expenses	—	(243)	(172)	(415)	415	—
Income before income taxes	40,070	2,792	28,398	71,260	—	71,260
Income tax expense (benefit)	20,096	(5)	38	20,129	—	20,129
Net income	$19,974	$2,797	$28,360	$51,131	$—	$51,131
Total assets	$9,360,801	$36,217	$3,055,720	$12,452,738	$(1,193,653)	$11,259,085

	Six-Month Period Ended June 30, 2024
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$306,676	$13	$66,426	$373,115	$(2,031)	$371,084
Interest expense	(73,503)	—	(8,185)	(81,688)	2,031	(79,657)
Net interest income	233,173	13	58,241	291,427	—	291,427
Provision for (recapture of) credit losses	30,814	—	(112)	30,702	—	30,702
Non-interest income, net	47,788	15,029	7	62,824	—	62,824
Non-interest expenses	(173,496)	(9,145)	(1,731)	(184,372)	—	(184,372)
Intersegment revenue	839	—	—	839	(839)	—
Intersegment expenses	—	(510)	(329)	(839)	839	—
Income before income taxes	$77,490	$5,387	$56,300	$139,177	$—	$139,177
Income tax expense	38,262	8	84	38,354	—	38,354
Net income	$39,228	$5,379	$56,216	$100,823	$—	$100,823
Total assets	$9,360,801	$36,217	$3,055,720	$12,452,738	$(1,193,653)	$11,259,085

	Quarter Ended June 30, 2023
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$139,999	$6	$22,841	$162,846	$(4,858)	$157,988
Interest expense	(15,824)	—	(7,378)	(23,202)	4,858	(18,344)
Net interest income	124,175	6	15,463	139,644	—	139,644
Provision for (recapture of) credit losses	15,052	—	(8)	15,044	—	15,044
Non-interest income (loss), net	23,354	7,868	(1,149)	30,073	—	30,073
Non-interest expenses	(83,876)	(4,138)	(874)	(88,888)	—	(88,888)
Intersegment revenue	575	—	—	575	(575)	—
Intersegment expenses	—	(380)	(195)	(575)	575	—
Income before income taxes	49,176	3,356	13,253	65,785	—	65,785
Income tax expense	21,577	20	15	21,612	—	21,612
Net income	$27,599	$3,336	$13,238	$44,173	$—	$44,173
Total assets	$8,720,156	$33,946	$2,338,820	$11,092,922	$(1,061,375)	$10,031,547

	Six-Month Period Ended June 30, 2023
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$272,424	$11	$43,967	$316,402	$(9,429)	$306,973
Interest expense	(28,205)	—	(12,656)	(40,861)	9,429	(31,432)
Net interest income	244,219	11	31,311	275,541	—	275,541
Provision for credit losses	24,457	—	32	24,489	—	24,489
Non-interest income (loss), net	44,979	15,144	(1,149)	58,974	—	58,974
Non-interest expenses	(169,241)	(8,093)	(1,774)	(179,108)	—	(179,108)
Intersegment revenue	1,122	—	—	1,122	(1,122)	—
Intersegment expenses	—	(758)	(364)	(1,122)	1,122	—
Income before income taxes	$96,622	$6,304	$27,992	$130,918	$—	$130,918
Income tax expense	40,469	20	27	40,516	—	40,516
Net income	$56,153	$6,284	$27,965	$90,402	$—	$90,402
Total assets	$8,720,156	$33,946	$2,338,820	$11,092,922	$(1,061,375)	$10,031,547
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, an international banking entity organized and licensed under Puerto Rico law, which operates as a unit within the Bank. The time deposit with a balance of $302.4 million and $364.2 million at June 30, 2024 and 2023, respectively, to fund Oriental Overseas operations is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The decrease in interest income and interest expense from the prior year period was mainly as a result of lower interest rate and average balance.

Comparison of quarters ended June 30, 2024 and 2023
Banking
OFG’s banking segment net income before taxes decreased by $9.1 million from $49.2 million to $40.1 million, mainly due to:
•Increase of $21.8 million in interest expense primarily related to an increase in the average cost of deposits, reflecting a $1.2 billion deposit from an existing long-standing Puerto Rico government client received during the fourth quarter of 2023 with a variable interest rate; and
•Decrease of $3.9 million in interest income related to Oriental Overseas’ time deposit from the Bank to fund its operations, eliminated in the consolidation, mainly as a result of lower average in the current period.
The decrease in the banking segment’s net income before taxes was partially offset by:
•Increase of $15.7 million in interest income from loans, driven by increased yields on higher balances.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage, and insurance and reinsurance activities. Net income before taxes from this segment decreased slightly from $3.4 million to $2.8 million, mainly from higher salaries and employee benefits by $489 thousand.
Treasury
Treasury segment net income before taxes increased by $15.1 million, mainly reflecting an increase in interest income from the purchases of investment securities during 2024 and late 2023 with higher yields, higher yield in interest bearing cash and money market investments related to higher interest rates, and lower interest expense associated with inter-segment borrowing as a result of lower average balance.
Comparison of six-month periods ended June 30, 2024 and 2023
Banking
OFG’s banking segment net income before taxes decreased by $19.1 million from $96.6 million to $77.5 million, mainly due to:
•Increase of $45.3 million in interest expense mainly related to higher costs of deposits, reflecting a $1.2 billion deposit from an existing long-standing Puerto Rico government client received during the fourth quarter of 2023 with variable interest rate;
•Increase of $6.4 million in provision for credit losses, mainly due to growth in loan balances;
•Decrease of $7.4 million in interest income related to Oriental Overseas’ time deposit from the Bank to fund its operations, which is eliminated in the consolidation, mainly as a result of lower average balance in the current period; and
•Increase of $4.3 million in non-interest expenses, mainly due to: (i) $2.0 million increase in compensation and employee benefits, (ii) $1.5 million increase in electronic banking charges from higher point-of-sale and merchant-related fees, and (iii) $1.5 million decrease in foreclosed real estate and other repossessed assets income, net of expenses due to lower valuation adjustments and lower gain on sale of foreclosed real estate from decrease in sales volume, partially offset by lower: (a) professional and service fees of $1.3 million.
The decrease in the banking segment’s net income was partially offset by:
•Increase of $40.0 million in interest income from loans, driven by increased yields on higher loan balances; and
•Increase of $2.8 million in non-interest income. The current period includes: (i) $1.1 million in prepayment fees, mainly from commercial US loans, (ii) higher debit card and merchant income due to higher volume and migration of USVI merchants, partially offset by lower period maintenance and overdrawn fees and higher waived fees.

Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage, and insurance and reinsurance activities. Net income before taxes from this segment decreased from $6.3 million to $5.4 million, mainly from higher salaries and employee benefits by $818 thousand.
Treasury
Treasury segment net income before taxes increased by $28.3 million, mainly reflecting:
•Increase of $22.5 million in interest income, reflecting the purchase of agency mortgage-backed securities and US Treasury securities with higher yields during such period and higher yield in interest-bearing cash and money market investments related to higher interest rate than in the previous period; and
•Decrease of $4.5 million in interest expense, reflecting $7.4 million lower inter-segment borrowings as a result of lower average balances, offset by a $2.0 million increase from the $200 million two-year FHLB advance taken in late 2023.
Income Tax Expense
Comparison of quarters ended June 30, 2024 and 2023
Income tax expense for the quarter ended June 30, 2024 decreased $1.5 million to $20.1 million from $21.6 million. OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the quarters ended June 30, 2024 and 2023 of 28.2% and 32.9%, respectively. The current quarter reflected expected 2024 ETR of 29.2% due to higher forecasted business activities with preferential tax treatment under the Puerto Rico tax code, coupled with a $800 thousand tax benefit credit in the second quarter of 2024.
Comparison of the six-month periods ended June 30, 2024 and 2023
Income tax expense decreased $2.2 million to $38.4 million from $40.5 million. OFG’s ETR was 27.6% in 2024 compared to 30.9% in 2023. The decrease is mainly related to exempt income, income subject to preferential tax treatment under the PR Code and a discrete tax windfall on stock options recognized during the first quarter of 2024 and discrete benefit mainly related to the purchase of tax credits during the second quarter of 2024.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At June 30, 2024, OFG’s total assets amounted to $11.259 billion, a decrease of $85.4 million, when compared to $11.344 billion at December 31, 2023.
Cash and due from banks decreased by $8.2 million to $735.3 million, reflecting the effect of loan funding and lower deposit balances.
The investment portfolio decreased by $210.8 million or 7.8% primarily driven by the maturity of $500 million in US Treasury securities, principal paydowns of $129 million, mainly on mortgage-backed securities, and the sale of $149.4 million of US Treasury securities available-for-sale. These decreases were offset by $545.4 million new available-for-sale US Treasury and mortgage-backed securities, and $38.1 million in mortgage loan securitization. OFG’s investment strategy focuses on liquidity and highly liquid securities, considering their investment and the current market environment.
OFG’s loan portfolio is comprised of commercial loans secured by real estate, other commercial and industrial loans, US commercial loans, residential mortgage loans, consumer loans, and auto loans. At June 30, 2024, OFG’s net loan portfolio increased by $101.5 million or 1.4% reflecting increases in commercial, retail auto and consumer loans, partially offset by regular paydowns of residential mortgage loans and securitization and sale of conforming loans.

Financial Assets Managed
At June 30, 2024, OFG’s financial assets include those managed by OFG’s trust division and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages Keogh retirement plans and custodian and corporate trust accounts. At June 30, 2024 and December 31, 2023, the total assets managed by OFG’s trust division amounted to $2.200 billion and $2.512 billion, respectively. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2024, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.159 billion, compared to $2.446 billion at December 31, 2023. The decrease in trust and broker-dealer related assets reflects the termination of services by a retirement plan customer during the second quarter of 2024.
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
As of both June 30, 2024 and December 31, 2023, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $100 thousand to the wealth management segment. Please refer to “Note 8 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance %
	2024	2023
	(In thousands)
Investments:
FNMA and FHLMC certificates	$1,794,782	$1,730,655	3.7%
US Treasury securities	200,658	496,113	-59.6%
GNMA certificates	396,505	376,294	5.4%
Equity securities	41,074	38,469	6.8%
CMOs issued by US government-sponsored agencies	7,401	9,610	-23.0%
Other debt securities	35,581	35,616	-0.1%
Trading securities	16	13	23.1%
Total investments	2,476,017	2,686,770	-7.8%
Loans, net	7,503,142	7,401,618	1.4%
Total investments and loans	9,979,159	10,088,388	-1.1%
Other assets:
Cash and due from banks	735,346	743,550	-1.1%
Money market investments	5,083	4,623	10.0%
Foreclosed real estate	6,526	10,780	-39.5%
Accrued interest receivable	72,969	71,400	2.2%
Deferred tax asset, net	4,094	4,923	-16.8%
Premises and equipment, net	104,384	104,102	0.3%
Servicing assets	49,789	49,520	0.5%
Goodwill	84,241	84,241	0.0%
Other intangible assets	17,738	20,694	-14.3%
Operating lease right-of-use assets	20,298	21,725	-6.6%
Other assets and customers' liability on acceptances	179,458	140,507	27.7%
Total other assets	1,279,926	1,256,065	1.9%
Total assets	$11,259,085	$11,344,453	-0.8%
Investment portfolio composition:
FNMA and FHLMC certificates	72.5%	64.4%
US Treasury securities	8.1%	18.5%
GNMA certificates	16.0%	14.0%
Equity securities	1.7%	1.4%
CMOs issued by US government-sponsored agencies	0.3%	0.4%
Other debt securities and trading securities	1.4%	1.3%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	June 30, 2024	December 31, 2023	Variance %
	(In thousands)
Loans held for investment:
Commercial loans	$3,082,363	$3,076,903	0.2%
Mortgage loans	1,485,127	1,562,609	(5.0)%
Consumer loans	644,177	620,446	3.8%
Auto loans	2,428,040	2,274,421	6.8%
	7,639,707	7,534,379	1.4%
Allowance for credit losses	(157,301)	(161,106)	(2.4)%
Total loans held for investment, net	7,482,406	7,373,273	1.5%
Mortgage loans held for sale	8,375	—	100.0%
Other loans held for sale	12,361	28,345	(56.4)%
Total loans held for sale	20,736	28,345	(26.8)%
Total loans, net	$7,503,142	$7,401,618	1.4%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $7.503 billion at June 30, 2024, a 1.4% increase when compared to $7.402 billion at December 31, 2023. The composition and trends of OFG’s loans held-for-investment portfolio were as follows:
•Commercial loan portfolio amounted to $3.082 billion (40.3% of the gross loan portfolio) compared to $3.077 billion (40.8% of the gross loan portfolio) at December 31, 2023, a 0.2% increase as a result of lines of credit usage and originations during 2024. Commercial loans secured by non-owner occupied commercial real estate amounted to $802.7 million and $744.6 million at June 30, 2024 and December 31, 2023, respectively, which represented 10.5% and 9.9% of our total loan portfolio held for investment. US commercial loans amounted to $662.0 million and $755.2 million at June 30, 2024 and December 31, 2023, respectively, which represented 8.7% and 10.0% of our total loan portfolio held for investment. Commercial loan production decreased by 32% or $103.0 million, to $219.5 million in the second quarter of 2024 from $322.6 million in the prior year quarter, and decreased 22% or $121.9 million, to $423.0 million in the six-month period ended June 30, 2024 from $544.9 million for the same period of 2023, mainly in the US commercial loan portfolio. US commercial loans activities include the purchase of middle market senior secured cash flow loan participations and the purchase of participations of loans to small and medium sized businesses. Excluding US commercial loans activities, PR commercial loan production decreased 8.8% to $192.1 million in the second quarter of 2024 from $210.7 million in the prior year quarter, and increased 22.5% to $378.5 million in the six month period ended June 30, 2024 from $309.0 million for the same period in of 2023.
•Mortgage loan portfolio amounted to $1.485 billion (19.4% of the gross loan portfolio) compared to $1.563 billion (20.7% of the gross originated loan portfolio) at December 31, 2023, a 5.0% decrease resulting from regular paydowns of residential mortgages and securitization of conforming loans into mortgage-backed securities. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $19.0 million and $19.4 million at June 30, 2024 and December 31, 2023, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability. Mortgage loan production totaled $38.5 million and $70.7 million in the quarter and six-month period ended June 30, 2024, respectively, which represents an increase of 7% and an increase of 6.6%, respectively, from $35.9 million and $66.3 million for the same periods in 2023.
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
•Consumer loan portfolio amounted to $644.2 million (8.4% of the gross loan portfolio) compared to $620.4 million (8.2% of the gross loan portfolio) at December 31, 2023. Consumer loan production decreased by 8% to $80.3 million in the second quarter of 2024 from $87.1 million in the prior year quarter, and decreased by 14%, or $24.4 million to $148.9 million in the six-month period ended June 30, 2024 from $173.3 million in the same period in 2023.

•Auto loans portfolio amounted to $2.428 billion (31.9% of the gross loan portfolio) compared to $2.274 billion (30.3% of the gross originated loan portfolio) at December 31, 2023. Auto loans production increased by 6% to $250.6 million in the second quarter of 2024 compared to $236.3 million in the prior year quarter, and increased by 5%, or $24.3 million to $483.0 million in the six-month period ended June 30, 2024 from $458.6 million in the same period of 2023.
TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS

June 30, 2024
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$75,762	$—	$2,021	$73,741
At June 30, 2024, OFG has $75.8 million of direct credit exposure to the Puerto Rico government, a $7.2 million increase from $68.6 million at December 31, 2023.
Allowance for Credit Losses
OFG measures its ACL based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets. Tables 8 through 11 set forth an analysis of activity in the ACL and present selected credit loss statistics for the quarters and six-month periods ended June 30, 2024 and 2023 and as of June 30, 2024 and December 31, 2023. In addition, Table 6 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report on Form 10-Q and “Note 5 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and ACL.
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 12 and 14). At June 30, 2024, OFG had $72.2 million of non-accrual loans held for investment, including $5.0 million PCD loans, compared to $79.4 million at December 31, 2023, reflecting decreases of $1.5 million, $2.4 million and $3.3 million in mortgage, auto, and commercial loan portfolios, respectively. As of December 31, 2023, total past due loans exclude $6.4 million of past due commercial loans held-for-sale, these loans were sold during the quarter ended June 30, 2024. There were no past due commercial loans held-for-sale as of June 30, 2024.
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
Delinquent residential mortgage loans insured or guaranteed under applicable Federal Housing Administration (“FHA”) and United States Department of Veterans Affairs (“VA”) programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of June 30, 2024 and December 31, 2023, the outstanding balance of these residential mortgage loans was $4.6 million and $5.8 million, respectively.
At June 30, 2024, OFG’s non-performing assets decreased by 11.0% to $89.1 million (0.79% total assets) from $100.0 million (0.88% of total assets) at December 31, 2023.
Foreclosed real estate decreased from $10.8 million at December 31, 2023 to $6.5 million at June 30, 2024 and other repossessed assets increased from $4.0 million at December 31, 2023 to $5.7 million at June 30, 2024, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At June 30, 2024, the allowance coverage ratio to non-performing loans was 204.8% (189.1% at December 31, 2023).

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
The following items comprise non-performing loans held for investment, including Non-PCD and PCDs:
Commercial loans - At June 30, 2024, OFG’s non-performing commercial loans amounted to $39.2 million (51.1% of OFG’s non-performing loans), a 7.7% decrease from $42.5 million at December 31, 2023 (49.9% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At June 30, 2024, OFG’s non-performing mortgage loans totaled $17.6 million (22.9% of OFG’s non-performing loans), a 13.3% decrease from $20.3 million (23.8% of OFG’s non-performing loans) at December 31, 2023. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At June 30, 2024, OFG’s non-performing consumer loans amounted to $3.3 million (4.3% of OFG’s non-performing loans), a 1.4% decrease from $3.4 million at December 31, 2023 (4.0% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans - At June 30, 2024, OFG’s non-performing auto loans amounted to $16.7 million (21.7% of OFG’s total non-performing loans), a decrease of 12.4% from $19.1 million at December 31, 2023 (22.3% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
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

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	June 30,	December 31,	Variance %
	2024	2023
	(In thousands)
ACL:
Non-PCD
Commercial loans	$33,809	$44,041	-23.2%
Mortgage loans	6,886	7,998	-13.9%
Consumer loans	29,432	27,086	8.7%
Auto loans	80,722	73,485	9.8%
Total ACL	$150,849	$152,610	-1.2%

PCD
Commercial loans	$789	$1,113	-29.1%
Mortgage loans	5,642	7,351	-23.2%
Consumer loans	8	7	14.3%
Auto loans	13	25	-48.0%
Total ACL	$6,452	$8,496	-24.1%

ACL summary
Commercial loans	$34,598	$45,154	-23.4%
Mortgage loans	12,528	15,349	-18.4%
Consumer loans	29,440	27,093	8.7%
Auto loans	80,735	73,510	9.8%
Total ACL	$157,301	$161,106	-2.4%

ACL composition:
Commercial loans	22.0%	28.0%
Mortgage loans	8.0%	9.5%
Consumer loans	18.7%	16.8%
Auto loans	51.3%	45.7%
	100.0%	100.0%

ACL coverage ratio at end of period:
Commercial loans	1.12%	1.47%	(23.8)%
Mortgage loans	0.84%	0.98%	(14.3)%
Consumer loans	4.57%	4.37%	4.6%
Auto loans	3.33%	3.23%	3.1%
	2.06%	2.14%	(3.7)%

ACL coverage ratio to non-performing loans:
Commercial loans	88.2%	106.2%	(16.9)%
Mortgage loans	71.3%	75.8%	(5.9)%
Consumer loans	884.3%	802.5%	10.2%
Auto loans	483.8%	385.8%	25.4%
	204.8%	189.1%	8.3%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	June 30,		December 31,
	2024		2023
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
	(In thousands)		(In thousands)
Commercial loans	$34,598	40.3%	$45,154	40.8%
Mortgage loans	12,528	19.4%	15,349	20.7%
Consumer loans	29,440	8.4%	27,093	8.2%
Auto loans	80,735	31.9%	73,510	30.3%
Total	$157,301	100.0%	$161,106	100.0%
[1] Total loans in this table refers to total loans held for investment.
TABLE 10 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2024	2023	Variance %	2024	2023	Variance %
	(In thousands)			(In thousands)
Balance at beginning of period	$156,563	$151,884	3.1%	$161,106	$152,673	5.5%
Provision for credit losses	15,751	14,644	7.6%	31,020	23,975	29.4%
Charge-offs	(22,774)	(18,533)	22.9%	(50,445)	(37,507)	34.5%
Recoveries	7,761	11,928	-34.9%	15,620	20,782	-24.8%
Balance at end of period	$157,301	$159,923	-1.6%	$157,301	$159,923	-1.6%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2024	2023	Variance %	2024	2023	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Non-PCD:
Mortgage loans
Charge-offs	$(1)	$(191)	(99.5)%	$(65)	$(392)	(83.4)%
Recoveries	540	334	61.7%	807	550	46.7%
Total	539	143	276.9%	742	158	369.6%
Commercial PR
Charge-offs	$(160)	(523)	(69.4)%	(3,727)	(1,898)	96.4%
Recoveries	111	237	(53.2)%	163	563	(71.0)%
Total Commercial PR	(49)	(286)	(82.9)%	(3,564)	(1,335)	167.0%
Commercial US
Charge-offs	$(1,574)	(2,973)	(47.1)%	$(3,323)	(2,973)	11.8%
Recoveries	45	—	100.0%	45	—	100.0%
Total Commercial US	(1,529)	(2,973)	(48.6)%	(3,278)	(2,973)	10.3%
Consumer loans
Charge-offs	(8,180)	(5,518)	48.2%	(16,161)	(10,958)	47.5%
Recoveries	851	2,003	(57.5)%	1,544	2,869	(46.2)%
Total	(7,329)	(3,515)	108.5%	(14,617)	(8,089)	80.7%
Auto loans
Charge-offs	(12,559)	(9,169)	37.0%	(26,777)	(18,648)	43.6%
Recoveries	5,926	8,332	(28.9)%	11,897	14,931	(20.3)%
Total	(6,633)	(837)	692.5%	(14,880)	(3,717)	300.3%

PCD:
Mortgage loans
Charge-offs	$(29)	$(1)	2800.0%	$(112)	$(76)	47.4%
Recoveries	93	260	(64.2)%	731	507	44.2%
Total	64	259	(75.3)%	619	431	43.6%
Commercial PR
Charge-offs	(265)	—	100.0%	(265)	(2,104)	(87.4)%
Recoveries	158	319	(50.5)%	315	808	(61.0)%
Total Commercial PR loans	(107)	319	(133.5)%	50	(1,296)	(103.9)%
Consumer loans
Charge-offs	—	(124)	(100.0)%	—	(337)	(100.0)%
Recoveries	7	42	(83.3)%	30	53	(43.4)%
Total	7	(82)	(108.5)%	30	(284)	(110.6)%
Auto loans
Charge-offs	(6)	(34)	(82.4)%	(15)	(121)	(87.6)%
Recoveries	30	401	(92.5)%	88	501	(82.4)%
Total	24	367	(93.5)%	73	380	(80.8)%

Total charge-offs	(22,774)	(18,533)	22.9%	(50,445)	(37,507)	34.5%
Total recoveries	7,761	11,928	(34.9)%	15,620	20,782	(62.7)%
Net credit losses	$(15,013)	$(6,605)	127.3%	$(34,825)	$(16,725)	155.2%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2024	2023	Variance %	2024	2023	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Net credit losses (recoveries) to average loans outstanding:
Mortgage loans	(0.16)%	(0.10)%	60.0%	(0.18)%	(0.07)%	157.1%
Commercial PR	0.03%	(0.01)%	-400.0%	0.30%	0.26%	15.4%
Commercial US	0.85%	1.81%	(53.0)%	0.89%	0.91%	(2.2)%
Consumer loans	4.42%	2.37%	86.5%	4.43%	2.82%	57.1%
Auto loans	1.11%	0.09%	1,133.3%	1.26%	0.33%	281.8%
Total	0.79%	0.38%	107.9%	1.13%	0.48%	135.4%
Recoveries to charge-offs	34.08%	64.36%	-47.0%	15.39%	55.41%	-72.2%
Average Loans Held for Investment
Mortgage loans	$1,479,583	$1,616,873	(8.5)%	$1,495,432	$1,635,046	(8.5)%
Commercial PR	2,363,831	2,040,547	15.8%	2,338,196	2,012,927	16.2%
Commercial US	716,089	657,439	8.9%	736,249	650,065	13.3%
Consumer loans	663,315	606,842	9.3%	658,080	593,230	10.9%
Auto loans	2,389,589	2,081,270	14.8%	2,349,125	2,043,887	14.9%
Total	$7,612,407	$7,002,971	8.7%	$7,577,082	$6,935,155	9.3%
Net charge-offs for the second quarter of 2024 amounted to $15.0 million increasing by $8.4 million, when compared to $6.6 million in prior year quarter. Net charge-offs for the six-month period ended June 30, 2024 amounted to $34.8 million, increasing by $18.1 million, when compared to $16.7 million in the prior year period.
Net charge-offs variances were as follows:
•Residential mortgage loans net recoveries amounted to $603 thousand in the second quarter of 2024, increasing by $201 thousand when compared to $402 thousand in the second quarter of 2023. Residential mortgage loans net recoveries for the six-month period ended June 30, 2024 amounted to $1.4 million, increasing by $772 thousand when compared to net recoveries of $589 thousand for prior year period.
•Commercial loans net charge-offs amounted to $1.7 million in the second quarter of 2024, decreasing by $1.3 million, when compared to $2.9 million in the second quarter of 2023. Net charge-offs for the six-month period ended June 30, 2024 amounted $6.8 million, increasing by $1.2 million, when compared to $5.6 million in the prior year period. The charge-offs for the six-month period ended June 30, 2024, include $3.5 million from retail commercial loans, mainly from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans.

•Consumer loans net charge-offs amounted to $7.3 million in the second quarter of 2024, increasing by $3.7 million, when compared to net charge-offs of $3.6 million in the second quarter of 2023. Net charge-offs for the six-month period ended June 30, 2024 amounted $14.6 million increasing by $6.2 million when compared to $8.4 million in the prior year period. The increase in net charge-offs during the six-month period ended June 30, 2024 was driven by an increase in business volume.

•Auto loans net charge-offs amounted to $6.6 million in the second quarter of 2024, increasing by $6.1 million, when compared to $0.5 million in the second quarter of 2023. Net charge-offs for the six-month period ended June 30, 2024 amounted to $14.8 million, increasing by $11.5 million, when compared to $3.3 million in the prior year period, reflecting post-pandemic credit normalization.

TABLE 12 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance %
	2024	2023
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	67,203	72,725	(7.6)%
Accruing loans	4,617	5,810	(20.5)%
Total	$71,820	$78,535	(8.6)%
PCD	4,992	6,674	(25.2)%
Total non-performing loans	$76,812	$85,209	(9.9)%
Foreclosed real estate	6,526	10,780	(39.5)%
Other repossessed assets	5,713	4,032	41.7%
	$89,051	$100,021	(11.0)%

Non-performing assets to total assets	0.79%	0.88%	(10.3)%
Non-performing assets to total capital	7.25%	8.38%	(13.4)%

TABLE 13 — NON-ACCRUAL LOANS

	June 30,	December 31,	Variance %
	2024	2023
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial loans	$34,477	$36,096	(4.5)%
Mortgage loans	12,708	14,197	(10.5)%
Consumer loans	3,329	3,376	(1.4)%
Auto loans	16,689	19,056	(12.4)%
Total	$67,203	$72,725	(7.6)%
PCD
Commercial loans	$4,748	$6,424	(26.1)%
Mortgage loans	244	250	(2.4)%
Total	$4,992	$6,674	(25.2)%
Total non-accrual loans	$72,195	$79,399	(9.1)%
Non-accruals loans composition percentages:
Commercial loans	54.3%	53.6%
Mortgage loans	17.9%	18.2%
Consumer loans	4.6%	4.3%
Auto loans	23.2%	23.9%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	0.94%	1.05%	(10.5)%
Allowance for credit losses to non-accrual loans	217.88%	202.91%	7.4%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$397	$424	$603	$677

TABLE 14 - NON-PERFORMING LOANS

	June 30,	December 31,	Variance %
	2024	2023
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial loans	$34,477	$36,096	(4.5)%
Mortgage loans	17,325	20,007	(13.4)%
Consumer loans	3,329	3,376	(1.4)%
Auto loans	16,689	19,056	(12.4)%
Total	$71,820	$78,535	(8.6)%
PCD
Commercial loans	$4,748	$6,424	(26.1)%
Mortgage loans	244	250	(2.4)%
Total	$4,992	$6,674	(25.2)%
Total non-performing loans	$76,812	$85,209	(9.9)%
Non-performing loans composition percentages:
Commercial loans	51.1%	49.9%
Mortgage loans	22.9%	23.8%
Consumer loans	4.3%	4.0%
Auto loans	21.7%	22.3%
	100.0%	100.0%
Non-performing loans to:
Total loans held for investment gross	1.01%	1.13%	(10.6)%
Total assets	0.68%	0.75%	(9.3)%
Total capital	6.26%	7.14%	(12.3)%
Non-performing loans with partial charge-offs to:
Total loans held for investment gross	0.25%	0.29%	(13.8)%
Non-performing loans	24.42%	25.63%	(4.7)%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	88.52%	75.14%	17.8%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	270.94%	254.24%	6.6%

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance %
	2024	2023
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,608,902	$2,537,431	2.8%
NOW accounts	3,408,364	3,512,887	-3.0%
Savings accounts	2,002,322	2,088,091	-4.1%
Time deposits	1,583,789	1,620,688	-2.3%
Total deposits	9,603,377	9,759,097	-1.6%
Accrued interest payable	1,873	3,072	-39.0%
Total deposits and accrued interest payable	9,605,250	9,762,169	-1.6%
Borrowings:
Advances from FHLB	200,741	200,768	—%
Other borrowings	—	2	-100.0%
Total borrowings	200,741	200,770	—%
Total deposits and borrowings	9,805,991	9,962,939	-1.6%
Other Liabilities:
Acceptances executed and outstanding	28,504	25,576	11.4%
Lease liability	22,605	24,029	-5.9%
Deferred tax liability, net	33,873	22,444	50.9%
Accrued expenses and other liabilities	140,410	115,985	21.1%
Total liabilities	$10,031,383	$10,150,973	-1.2%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	27.2%	26.0%
NOW accounts	35.5%	36.0%
Savings accounts	20.9%	21.4%
Time deposits	16.4%	16.6%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	100.0%	100.0%
Liabilities and Funding Sources
As shown in Table 15 above, at June 30, 2024, OFG’s total liabilities were $10.031 billion, 1.2% lower than the $10.151 billion reported at December 31, 2023. Deposits and borrowings, OFG’s funding sources, amounted to $9.806 billion at June 30, 2024 compared to $9.963 billion at December 31, 2023. Deposits, excluding accrued interest payable, decreased by $155.7 million reflecting a decrease in brokered deposits of $161.8 million, savings and money market accounts of $85.8 million and demand deposits of $33.1 million, offset by an increase in time deposits of $123.7 million. Excluding public fund deposits, retail deposits decreased $33.3 million and commercial deposits increased $77.2 million.
In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an inflow of liquidity. At June 30, 2024 and December 31, 2023, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.577 billion and $1.616 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.679 billion and $1.645 billion at June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, borrowings consist of a two-year FHLB advance amounting to $200.7 million taken in 2023 as part of OFG’s asset liability management strategies.

Stockholders’ Equity
At June 30, 2024, OFG’s total stockholders’ equity was $1.228 billion, a 2.9% increase when compared to $1.193 billion at December 31, 2023. This increase reflects an increase in retained earnings of $67.5 million and legal surplus of $9.6 million, mainly due to $100.8 million in net income, partially offset by $23.7 million in common stock dividends. These variances were partially offset by $22.6 million from treasury stock as a result of repurchases of common stock in the aggregate amount of $24.3 million in connection with the $50 million stock buy back program announced in January 2024, and an increase in accumulated other comprehensive loss, net of tax, of $19.5 million from unfavorable market value adjustments on available-for-sale investment securities.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the FRB and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2024, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
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
The risk-based capital ratios presented in Table 16 include common equity tier 1, tier 1 capital, total capital and leverage capital as of June 30, 2024 and December 31, 2023 and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital ratios under the Basel III capital rules at June 30, 2024 and December 31, 2023:
TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	June 30,	December 31,	Variance
	2024	2023	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,227,702	$1,193,480	2.9%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.29%	14.12%	1.2%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	—%
Actual common equity tier 1 capital	$1,223,031	1,174,205	4.2%
Minimum common equity tier 1 capital required	$385,270	374,301	2.9%
Minimum capital conservation buffer required (2.5%)	$214,039	207,945	2.9%
Excess over regulatory requirement	$623,722	591,959	5.4%
Risk-weighted assets	$8,561,549	8,317,802	2.9%
Tier 1 risk-based capital ratio	14.29%	14.12%	1.2%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	—%
Actual tier 1 risk-based capital	$1,223,031	$1,174,205	4.2%
Minimum tier 1 risk-based capital required	$513,693	$499,068	2.9%
Minimum capital conservation buffer required (2.5%)	$214,039	207,945	2.9%
Excess over regulatory requirement	$495,299	$467,192	6.0%
Risk-weighted assets	$8,561,549	$8,317,802	2.9%
Total risk-based capital ratio	15.54%	15.37%	1.1%
Minimum total risk-based capital ratio required	8.00%	8.00%	—%
Actual total risk-based capital	$1,330,474	$1,278,537	4.1%
Minimum total risk-based capital required	$684,924	$665,424	2.9%
Minimum capital conservation buffer required (2.5%)	$214,039	207,945	2.9%
Excess over regulatory requirement	$431,511	$405,168	6.5%
Risk-weighted assets	$8,561,549	$8,317,802	2.9%
Leverage capital ratio	10.86%	11.03%	(1.5)%
Minimum leverage capital ratio required	4.00%	4.00%	—%
Actual tier 1 capital	$1,223,031	$1,174,205	4.2%
Minimum tier 1 capital required	$450,325	$425,911	5.7%
Excess over regulatory requirement	$772,706	$748,294	3.3%
Tangible common equity to total assets	10.00%	9.60%	4.2%
Tangible common equity to risk-weighted assets	13.15%	13.09%	0.5%
Total equity to total assets	10.90%	10.52%	3.6%
Total equity to risk-weighted assets	14.34%	14.35%	(0.1)%
Stock data:
Outstanding common shares	46,561,532	47,065,156	(1.1)%
Book value per common share	$26.37	$25.36	4.0%
Tangible book value per common share	$24.18	$23.13	4.5%
Market price at end of period	$37.45	$37.48	(0.1)%
Market capitalization at end of period	$1,743,729	$1,764,002	(1.1)%

From December 31, 2023 to June 30, 2024, leverage capital ratio decreased from 11.03% to 10.86% as average assets increased, tier 1 risk-based capital ratio and common equity tier 1 capital ratio increased from 14.12% to 14.29%, total risk-based capital ratio increased from 15.37% to 15.54%, and tangible common equity to tangible total assets increased from 9.68% to 10.09%. The increases in capital ratios reflected an increase in retained earnings from net income, net of dividends, CECL transition and stock repurchases, partially offset by an increase in risk-weighted assets of $243.7 million. Risk-weighted assets increased mainly due to an increase in unused commitments, loans, and other assets.
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,227,702	$1,193,480
Goodwill	(84,241)	(84,241)
Other intangible assets	(17,738)	(20,694)
Total tangible common equity (non-GAAP)	$1,125,723	$1,088,545
Total assets	$11,259,085	11,344,453
Goodwill	(84,241)	(84,241)
Core deposit intangible	(13,584)	(15,848)
Customer relationship intangible	(4,154)	(4,846)
Total tangible assets	$11,157,106	$11,239,518
Tangible common equity to tangible assets	10.09%	9.68%
Common shares outstanding at end of period	46,561,532	47,065,156
Tangible book value per common share	$24.18	$23.13
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

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	June 30,	December 31,	Variance
	2024	2023	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,223,031	$1,174,205	4.2%
Tier 1 capital	1,223,031	1,174,205	4.2%
Additional Tier 2 capital	107,443	104,332	3.0%
Total risk-based capital	$1,330,474	$1,278,537	4.1%
Risk-weighted assets:
Balance sheet items	$7,940,347	$7,768,828	2.2%
Off-balance sheet items	621,202	548,974	13.2%
Total risk-weighted assets	$8,561,549	$8,317,802	2.9%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	14.29%	14.12%	1.2%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.29%	14.12%	1.2%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.54%	15.37%	1.1%
Leverage ratio (minimum required - 4%)	10.86%	11.03%	(1.5)%
The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2024 and December 31, 2023:

	June 30,	December 31,	Variance
	2024	2023	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.39%	13.01%	2.9%
Actual common equity tier 1 capital	$1,138,874	$1,075,487	5.9%
Minimum capital requirement (4.5%)	$382,754	$371,913	2.9%
Minimum capital conservation buffer requirement (2.5%)	$212,641	$206,618	2.9%
Minimum to be well capitalized (6.5%)	$552,866	$537,208	2.9%
Tier 1 Capital to Risk-Weighted Assets	13.39%	13.01%	2.9%
Actual tier 1 risk-based capital	$1,138,874	$1,075,487	5.9%
Minimum capital requirement (6%)	$510,338	$495,884	2.9%
Minimum capital conservation buffer requirement (2.5%)	$212,641	$206,618	2.9%
Minimum to be well capitalized (8%)	$680,451	$661,179	2.9%
Total Capital to Risk-Weighted Assets	14.64%	14.27%	2.6%
Actual total risk-based capital	$1,245,627	$1,179,164	5.6%
Minimum capital requirement (8%)	$680,451	$661,179	2.9%
Minimum capital conservation buffer requirement (2.5%)	$212,641	$206,618	2.9%
Minimum to be well capitalized (10%)	$850,564	$826,474	2.9%
Total Tier 1 Capital to Average Total Assets	10.22%	10.20%	0.2%
Actual tier 1 capital	$1,138,874	$1,075,487	5.9%
Minimum capital requirement (4%)	$445,681	$421,660	5.7%
Minimum to be well capitalized (5%)	$557,101	$527,075	5.7%

OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. At June 30, 2024 and December 31, 2023, OFG’s market capitalization for its outstanding common stock was $1.744 billion ($37.45 per share) and $1.764 billion ($37.48 per share), respectively.
The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2024
June 30, 2024	$38.16	$33.37	$0.25
March 31, 2024	$38.51	$34.78	$0.25
2023
December 31, 2023	$38.29	$28.67	$0.22
September 30, 2023	$33.82	$26.14	$0.22
June 30, 2023	$27.80	$22.80	$0.22
March 31, 2023	$30.42	$24.37	$0.22
2022
December 31, 2022	$28.90	$25.50	$0.20
September 30, 2022	$29.45	$24.66	$0.20
June 30, 2022	$29.22	$25.40	$0.15
March 31, 2022	$30.54	$26.21	$0.15
In January 2024, OFG announced the approval by the Board of Directors of a stock repurchase program for the purchase of up to $50 million. During the six-month period ended June 30, 2024, OFG repurchased 669,200 shares for a total of $24.3 million at an average price of $36.28 per share. Under the prior stock repurchase program, OFG repurchased 670,099 shares for a total of $16.5 million at an average price of $24.57 per share during the six-month period ended June 30, 2023. OFG did not repurchase any shares of its common stock during the six-month periods ended June 30, 2024 and 2023, other than through its publicly announced stock repurchase program.
At June 30, 2024, the estimated remaining number of shares that may be purchased under the new $50 million program is 686,741 and was calculated by dividing the remaining balance of $25.7 million by $37.45 (closing price of OFG’s common stock at June 30, 2024).
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

In March 2023, the market reacted with volatility as a result of the collapse of three large US regional banks, which became the biggest bank failures since 2008, after they experienced a run on deposits mainly driven by a significant decrease in the value of their investments. Market reactions to recession concerns and inflationary pressure, combined with aggressive interest rate increases as part of the FRB’s efforts to control inflation during 2022 and 2023, had a significant impact on bond prices, including those guaranteed by the US government or by a US government-sponsored entity. Nevertheless, we believe that OFG has strong capital and liquidity levels that facilitate holding securities until the recovery of their amortized cost basis. We also believe that our market risk management practices have allowed us to effectively manage the market volatility over time and remained strong under these conditions. After the events triggered by such bank failures, our customer deposits base has increased. Total core deposits at June 30, 2024 amounted to $9.605 billion compared to $9.600 billion at December 31, 2023. The FDIC covers up to $250,000 per account owner by ownership category for retail and commercial deposit accounts. This coverage extends to both principal and accrued interest while the account balance remains within the limits. At June 30, 2024 and December 31, 2023, the aggregate amount of our uninsured deposits was $4.979 billion and $4.885 billion, respectively. We have $1.577 billion of deposits from the Puerto Rico government, its instrumentalities and municipalities, which represents 16% of our total deposits as of June 30, 2024, mainly from a $1.2 billion deposit received in December 2023, as we continue to build and strengthen our customer relationships. These public funds are collateralized with securities and commercial loans amounting to $1.679 billion and $1.645 billion at June 30, 2024 and December 31, 2023, respectively. The amount of these deposits may fluctuate depending on the financial condition and liquidity of these entities, as well as on our ability to maintain these customer relationships. We believe that our clients are confident in the resiliency and strong position of the Bank.

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
OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. The following table presents the results of the simulations for the most likely scenarios at June 30, 2024. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$7,839	1.30%	$2,534	0.42%
+ 100 Basis points	$15,602	2.59%	$5,173	0.86%
+ 200 Basis points	$31,180	5.18%	$10,361	1.72%
- 50 Basis points	$(8,973)	-1.49%	$(3,028)	-0.50%
'-100 Basis points	$(17,958)	-2.98%	$(5,760)	-0.96%
'-200 Basis points	$(35,017)	-5.81%	$(12,236)	-2.03%
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

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed, in the past, certain transactions which included extending the maturity and the re-pricing frequency of the liabilities to longer terms and using hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings. At June 30, 2024, OFG did not have derivative instruments.

Since 2023, OFG has redeployed its high cash levels and maturing treasury positions into longer-term mortgage-backed securities. These moves position OFG’s balance sheet better for the expected lower interest rate environment in the second half of 2024.
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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an isolated inflow of liquidity resulting in a total of $1.577 billion and $1.616 billion deposits from the Puerto Rico government and its instrumentalities as of June 30, 2024 and December 31, 2023, respectively. OFG is not relying on this deposit as part its long-term funding management strategies, even though these funds could remain in the Bank for a longer period. Deposit volumes as well as the customer deposit base, excluding the Puerto Rico government deposit mentioned above, have remained stable. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements, brokered deposits, and subordinated notes, but depending on its assets and liabilities management strategies, it could use them in the future.
In the ordinary course of OFG’s operations, it has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.424 billion at June 30, 2024 ($151.1 million with maturity of one year or less and $1.273 billion with maturity over one year) compared to $1.256 billion at December 31, 2023 ($111.4 million with maturity of one year or less and $1.144 billion with maturity over one year) as a result of seasonal paydowns of commercial lines of credit, and standby letters of credit provided to customers amounted to $25.0 million and $24.0 million at June 30, 2024 and December 31, 2023, respectively. Loans sold with recourse at June 30, 2024 and December 31, 2023 amounted to $94.5 million and $98.7 million, respectively.
In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government agency (FNMA). At June 30, 2024, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $3.7 million (December 31, 2023 - $4.2 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds.
At both June 30, 2024 and December 31, 2023, OFG maintained other non-credit commitments amounting to $18.9 million, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are integrated at our long-term financial plan and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At June 30, 2024 and December 31, 2023, OFG had commitments for capital expenditures in technology amounting to $7.2 million and $7.8 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
OFG expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. Our liquidity risk management practices have allowed us to effectively manage the market volatility in the past, as with the Covid-19 pandemic and the disruption in the banking industry caused by certain high-profile bank failures in 2023. Liquidity has grown from the federal stimulus programs Puerto Rico has received following Hurricane Maria in 2017, the January 2020 earthquakes, the Covid-19 pandemic, and Hurricane Fiona in 2022. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from inflation, recent geopolitical events, and increasing recessionary risk in the US, we continue monitoring our liquidity position, specifically cash on hand to meet customer demands.
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
As of June 30, 2024, OFG had approximately $740.4 million in unrestricted cash and cash equivalents, $787.3 million in investment securities that are not pledged as collateral, $451.6 million in borrowing capacity at the FHLB and a secured line of credit through the FRB discount window with $2.025 billion in loans pledged (borrowing capacity $1.562 billion).
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
OFG is subject to extensive United States federal and Puerto Rico regulations, and OFG has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. OFG has a corporate compliance function headed by the General Counsel who reports to the Chief Executive Officer and supervises the BSA Officer and Corporate Compliance Director. The General Counsel is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program, including the Bank Secrecy Act/Anti-Money Laundering compliance program.
As a result of the 2023 bank failures, regulatory agencies may propose certain actions, including reforms to existing regulatory and prudential frameworks that may impose different capital and liquidity requirements, including increased requirements to issue debt or raise capital. In November 2023, the FDIC finalized a rule to recover losses to the FDIC deposit insurance fund as a result of the bank failures. Under the rule, the FDIC will collect a special assessment based on a calculation using an insured depository institution’s estimated amount of uninsured deposits. In particular, the special assessment was imposed on insured depository institutions based on their estimated uninsured deposits in excess of $5 billion at December 31, 2022. Given that OFG had uninsured deposits under $5 billion, this special assessment did not apply to us. However, in the future there may be additional special assessments imposed on insured depository institutions that may apply to us. It is not yet possible to quantify the scope of any of these actions or the potential impact on our operations.
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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2024, OFG’s Board of Directors approved a new $50.0 million stock repurchase program. The new stock repurchase program, which is open-ended, replaces the prior stock repurchase program approved by the Board of Directors in January 2022, which had $17.2 million remaining of its $100.0 million repurchase parameters. Any shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended June 30, 2024, OFG repurchased 669,200 shares for a total of $24.3 million at an average price of $36.28 per share.

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
4/1/2024 - 4/30/2024	214,514	$36.29	214,514	$42,216
5/1/2024 - 5/31/2024	96,900	36.46	96,900	38,683
6/1/2024 - 6/30/2024	357,786	36.24	357,786	25,718
Total	669,200	$36.28	669,200	$25,718
The estimated remaining number of shares that may be purchased under the current $50 million stock buyback program is estimated at 686,741 and was calculated by dividing the remaining balance of $25.7 million by $37.45 (closing price of OFG common stock at June 30, 2024). OFG did not repurchase any shares of its common stock during the quarter ended June 30, 2024 other than through its publicly announced stock repurchase program.
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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: August 7, 2024
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: August 7, 2024
Maritza Arizmendi Díaz Chief Financial Officer