Form 10-Q
period 2024-09-30
OFG BANCORP
filed 2024-11-06
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
45,897,963 common shares ($1.00 par value per share) outstanding as of October 31, 2024

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
•unforeseen or catastrophic events, including extreme weather events, other natural disasters, man-made disasters, pandemics, war or other international conflicts and acts of terrorism (including cyber-attacks), or utility disruptions, any of which could significantly affect delinquency rates, loan and accounts receivable balances and other aspects of our business and results of operations;
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
•competition in the financial services industry; and
•possible legislative, tax or regulatory changes.

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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	September 30,	December 31,
	2024	2023
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$674,702	$743,550
Money market investments	5,885	4,623
Total cash and cash equivalents	680,587	748,173
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2023 - $163)	18	13
Investment securities available-for-sale, at fair value, with amortized cost of $2,267,582 (December 31, 2023 - $2,177,761); no allowance for credit losses	2,230,102	2,099,264
Investment securities held-to-maturity, at amortized cost, with fair value of $284,249 (December 31, 2023 - $490,764); no allowance for credit losses	332,713	549,024
Equity securities	45,692	38,469
Total investments	2,608,525	2,686,770
Loans:
Loans held-for-sale, at lower of cost or fair value	15,624	28,345
Loans held-for-investment, net of allowance for credit losses of $161,500 (December 31, 2023 - $161,106)	7,589,076	7,373,273
Total loans	7,604,700	7,401,618
Other assets:
Foreclosed real estate	4,419	10,780
Accrued interest receivable	70,367	71,400
Deferred tax assets, net	4,130	4,923
Premises and equipment, net	105,279	104,102
Customers' liability on acceptances	26,055	25,576
Servicing assets	68,512	49,520
Goodwill	84,241	84,241
Other intangible assets	16,260	20,694
Operating lease right-of-use assets	20,355	21,725
Other assets	167,952	114,931
Total assets	$11,461,382	$11,344,453
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023 (CONTINUED)

	September 30,	December 31,
	2024	2023
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,859,787	$6,050,428
Savings accounts	2,019,832	2,088,102
Time deposits	1,729,033	1,623,639
Total deposits	9,608,652	9,762,169
Borrowings:
Advances from the Federal Home Loan Bank of New York (the “FHLB”)	270,827	200,768
Other borrowings	—	2
Total borrowings	270,827	200,770
Other liabilities:
Acceptances executed and outstanding	26,055	25,576
Operating lease liabilities	22,604	24,029
Deferred tax liabilities, net	57,503	22,444
Accrued expenses and other liabilities	157,609	115,985
Total liabilities	10,143,250	10,150,973
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 46,558,932 shares outstanding (December 31, 2023 - 59,885,234 shares issued; 47,065,156 shares outstanding)	59,885	59,885
Additional paid-in capital	639,487	638,667
Legal surplus	164,990	150,967
Retained earnings	737,815	639,324
Treasury stock, at cost, 13,326,302 shares (December 31, 2023 - 12,820,078 shares)	(251,055)	(228,350)
Accumulated other comprehensive loss, net of tax of $4,490 (December 31, 2023 - $11,484)	(32,990)	(67,013)
Total stockholders’ equity	1,318,132	1,193,480
Total liabilities and stockholders’ equity	$11,461,382	$11,344,453
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Interest income:
Loans	$154,410	$142,139	$458,261	$405,968
Mortgage-backed securities	23,935	12,556	64,622	33,223
Investment securities and other	10,685	11,013	37,231	33,490
Total interest income	189,030	165,708	560,114	472,681
Interest expense:
Deposits	38,344	20,819	112,948	49,232
Securities sold under agreements to repurchase	—	728	—	728
Advances from FHLB and other borrowings	2,811	2,374	7,864	5,393
Total interest expense	41,155	23,921	120,812	55,353
Net interest income	147,875	141,787	439,302	417,328
Provision for credit losses	21,359	16,430	52,061	40,919
Net interest income after provision for credit losses	126,516	125,357	387,241	376,409
Non-interest income:
Banking service revenue	15,554	17,303	51,594	52,256
Wealth management revenue	8,449	7,691	24,996	23,005
Mortgage banking activities	2,268	5,410	11,825	14,533
Total banking and financial service revenues	26,271	30,404	88,415	89,794
Net loss on sale of securities	—	—	(7)	(1,149)
Other non-interest income	597	295	1,284	1,028
Total non-interest income	26,868	30,699	89,692	89,673
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023 (CONTINUED)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	38,468	38,095	116,751	114,409
Occupancy, equipment and infrastructure costs	15,124	14,887	43,839	43,506
Electronic banking charges	9,237	10,662	31,289	31,260
Information technology expenses	6,899	7,106	20,067	20,712
Professional and service fees	4,976	4,810	14,097	15,193
Taxes, other than payroll and income taxes	3,742	3,407	10,209	9,944
Insurance	2,821	2,433	8,615	8,039
Loan servicing and clearing expenses	1,806	1,715	5,805	5,848
Advertising, business promotion, and strategic initiatives	2,469	2,206	7,293	6,304
Communication	1,068	1,040	3,368	3,229
Printing, postage, stationery and supplies	1,046	922	2,944	2,518
Foreclosed real estate and other repossessed assets expenses, net of (income)	1,272	(27)	1,209	(1,554)
Other	2,672	2,902	10,486	9,858
Total non-interest expense	91,600	90,158	275,972	269,266
Income before income taxes	61,784	65,898	200,961	196,816
Income tax expense	14,784	21,025	53,138	61,541
Net income available to common shareholders	$47,000	$44,873	$147,823	$135,275
Earnings per common share:
Basic	$1.01	$0.95	$3.15	$2.86
Diluted	$1.00	$0.95	$3.14	$2.84
Average common shares outstanding and equivalents	46,846	47,392	47,111	47,605
Cash dividends per share of common stock	$0.25	$0.22	$0.75	$0.66
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$47,000	$44,873	$147,823	$135,275
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	64,330	(45,176)	41,010	(41,593)
Realized loss on sale of securities available-for-sale	—	—	7	1,149
Unrealized loss on cash flow hedges	—	(120)	—	(406)
Other comprehensive income (loss) before taxes	64,330	(45,296)	41,017	(40,850)
Income tax effect	(10,826)	7,183	(6,994)	6,582
Other comprehensive income (loss) after taxes	53,504	(38,113)	34,023	(34,268)
Comprehensive income	$100,504	$6,760	$181,846	$101,007
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Common stock:
Balance at the beginning and end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	637,895	636,051	638,667	636,793
Stock-based compensation expense	1,592	1,354	4,722	3,723
Lapsed restricted stock units	—	(16)	(3,902)	(3,127)
Balance at end of period	639,487	637,389	639,487	637,389
Legal surplus:
Balance at beginning of period	160,560	142,567	150,967	133,901
Transfer from retained earnings	4,430	4,207	14,023	12,873
Balance at end of period	164,990	146,774	164,990	146,774
Retained earnings:
Balance at beginning of period	706,807	577,042	639,324	516,371
Net income	47,000	44,873	147,823	135,275
Cash dividends declared on common stock[1]	(11,562)	(10,242)	(35,309)	(31,307)
Transfer to legal surplus	(4,430)	(4,207)	(14,023)	(12,873)
Balance at end of period	737,815	607,466	737,815	607,466
Treasury stock:
Balance at beginning of period	(250,951)	(226,230)	(228,350)	(211,135)
Stocks repurchased	(104)	(2,186)	(24,386)	(18,653)
Lapsed restricted stock units and options	—	42	1,681	1,414
Balance at end of period	(251,055)	(228,374)	(251,055)	(228,374)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(86,494)	(89,564)	(67,013)	(93,409)
Other comprehensive gain (loss), net of tax	53,504	(38,113)	34,023	(34,268)
Balance at end of period	(32,990)	(127,677)	(32,990)	(127,677)
Total stockholders’ equity	$1,318,132	$1,095,463	$1,318,132	$1,095,463
[1] Dividends declared per common share during the quarter ended September 30, 2024 - $0.25 (September 30, 2023 - $0.22). Dividends declared per common share during the nine-month period ended September 30, 2024 - $0.75 (September 30, 2023 - $0.66).
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023

	Nine-Month Period Ended September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$147,823	$135,275
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs, and fair value premiums on loans	2,348	1,182
Amortization of investment securities discounts, net of accretion of premiums	(6,593)	(3,185)
Amortization of other intangible assets	4,434	5,174
Net change in operating leases	(55)	251
Depreciation and amortization of premises and equipment	16,028	15,290
Deferred income tax expense, net	28,858	50,947
Provision for credit losses	52,061	40,919
Stock-based compensation	4,722	3,723
(Gain) loss on:
Sale of securities	7	1,149
Sale of loans	(1,293)	(327)
Foreclosed real estate and other repossessed assets	(1,243)	(5,820)
Sale of other assets	(1)	17
Originations and purchases of loans held-for-sale	(88,089)	(67,235)
Proceeds from sale of loans held-for-sale	79,283	8,012
Net decrease (increase) in:
Accrued interest receivable	1,015	(5,474)
Servicing assets	2,434	320
Other assets	(50,014)	287
Net (decrease) increase in:
Accrued interest on deposits and borrowings	(908)	1,373
Accrued expenses and other liabilities	23,405	6,255
Net cash provided by operating activities	214,222	188,133

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023 (CONTINUED)
	Nine-Month Period Ended September 30,
	2024	2023
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,070,454)	(492,155)
Mortgage servicing rights	(17,162)	—
FHLB stock	(52,766)	(15,081)
Equity securities	(3,281)	(5,136)
Maturities and redemptions of:
Investment securities available-for-sale	893,202	219,907
Investment securities held-to-maturity	216,616	16,843
FHLB stock	48,824	2,098
Proceeds from sales of:
Investment securities available-for-sale	149,406	202,133
Foreclosed real estate and other repossessed assets, including write-offs	39,860	45,409
Premises and equipment	1	38
Origination and purchase of loans, excluding loans held-for-sale	(2,226,978)	(2,652,868)
Principal repayment of loans	1,910,835	2,141,933
Additions to premises and equipment	(17,280)	(11,609)
Net cash used in investing activities	$(129,177)	$(548,488)
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(161,998)	(30,281)
Securities sold under agreements to repurchase	—	150,632
FHLB advances and other borrowings	69,998	273,068
Exercise of stock options and restricted units lapsed, net	(2,221)	(1,713)
Purchase of treasury stock	(24,386)	(18,653)
Dividends paid on common stock	(34,024)	(30,463)
Net cash (used in) provided by financing activities	$(152,631)	$342,590
Net change in cash and cash equivalents	(67,586)	(17,765)
Cash and cash equivalents at beginning of period	748,173	550,464
Cash and cash equivalents at end of period	$680,587	$532,699
See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023 (CONTINUED)

	Nine-Month Period Ended September 30,
	2024	2023
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$674,702	$528,626
Money market investments	5,885	4,073
Total cash and cash equivalents at end of period	$680,587	$532,699

Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$118,324	$50,017
Income taxes paid	$33,803	$3,438
Operating lease liabilities paid	$7,293	$7,487
Mortgage loans held-for-sale securitized into mortgage-backed securities	$55,694	$69,694
Transfer from loans to foreclosed real estate and other repossessed assets	$36,466	$38,233
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$34,684	$6,471
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$1,483	$8,596
Financed sales of foreclosed real estate	$1,273	$488
Delinquent loans booked under the GNMA buy-back option	$41,800	$18,227
Conversion of debt security to equity security	$—	$376
See notes to unaudited consolidated financial statements.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries, including a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), and OFG Ventures LLC (“OFG Ventures”), which holds equity investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, investment advisory, and securities brokerage services, as well as corporate and individual trust services.
The Bank has a wholly-owned operating subsidiary, OFG USA LLC (“OFG USA”), which is a commercial lender organized in Delaware. In addition, Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are international banking entities licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to assets/liabilities located outside of Puerto Rico. In March 2024, the Bank organized OBPEF LLC (“OBPEF”), as a wholly-owned subsidiary of the Bank and a private equity fund under the Puerto Rico Incentives Code, as amended, whose objective is to provide financing to eligible borrowers, whether in the form of senior or subordinated debt, to support the economic development of Puerto Rico.
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). Operating results for the nine-month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. OFG evaluated subsequent events through the filing date of this report with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses.
New Accounting Updates Not Yet Adopted
Codification Improvements—Amendments to Remove References to the Concepts Statements. In March 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-02, which removes various references to concept statements from the FASB Accounting Standards Codification. The ASU intends to simplify the Accounting Standards Codification and distinguish between non-authoritative and authoritative guidance. For public business entities, the amendments will be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The amendments can be applied prospectively or retrospectively. We will adopt this guidance when it becomes effective in the first quarter of 2025 on a prospective basis, and the impact on our financial statements and disclosures is not expected to be material.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Compensation—Stock Compensation. In March 2024, the FASB issued ASU 2024-01 to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718. The ASU 2024-01 is intended to reduce complexity and diversity in practice. For public business entities, the amendments will be effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. We will adopt this guidance when it becomes effective in the first quarter of 2025 on a prospective basis, and the impact on our financial statements and disclosures is not expected to be material.
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
Income Taxes—Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to enhance income tax disclosures and requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The ASU’s two primary enhancements will require further disaggregation for existing disclosures for the effective tax rate reconciliation and income taxes paid. More specifically, the amendments will require entities to disclose: a tabular effective tax rate reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and jurisdiction; and income taxes paid (net of refunds received), broken out between federal, state and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total. The amendments in this update are effective for annual periods beginning after December 15, 2024. Entities are permitted to early adopt these amendments. The amendments should be applied prospectively, but retrospective application is permitted. We will adopt this guidance when it becomes effective in the annual period of 2025 on a prospective basis, and the impact on our financial statements and disclosures is not expected to be material.
The Enhancement and Standardization of Climate-Related Disclosures for Investors. On March 6, 2024, the SEC issued a final rule under SEC Release No. 33-11275 that requires registrants to provide climate disclosures in their annual reports and registration statements. The rule includes disclosure concerning the use of carbon offsets or renewable energy credits or certificates if their use is a material component of the registrant’s plans to achieve its disclosed climate-related targets or goals, and certain disclosures about Scope 1 and/or Scope 2 greenhouse gas (“GHG”) emissions, if material. It also requires disclosures of amounts related to the effects of severe weather events and other natural conditions. The disclosure requirements will apply to OFG’s fiscal year beginning January 1, 2025. We will adopt this rule when it becomes effective. OFG is currently evaluating the final rule and its impact on our financial statements and disclosures.

NOTE 2 – RESTRICTED CASH
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered September 30, 2024 was $460.1 million (December 31, 2023 - $464.5 million). At September 30, 2024 and December 31, 2023, the Bank complied with this requirement. Cash and due from banks, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2024 and December 31, 2023, money market instruments included as part of cash and cash equivalents amounted to $5.9 million and $4.6 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$13,748	$—	$427	$13,321	2.08%
Due from 5 to 10 years	28,114	—	1,321	26,793	1.91%
Due after 10 years	1,774,062	23,652	38,846	1,758,868	4.42%
Total FNMA and FHLMC certificates	1,815,924	23,652	40,594	1,798,982	4.36%
GNMA certificates
Due from 1 to 5 years	7,131	—	195	6,936	1.73%
Due from 5 to 10 years	12,344	14	515	11,843	2.25%
Due after 10 years	423,810	9,220	28,906	404,124	3.61%
Total GNMA certificates	443,285	9,234	29,616	422,903	3.54%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	5,901	—	151	5,750	1.78%
Due after 10 years	769	—	5	764	5.06%
Total CMOs issued by US government-sponsored agencies	6,670	—	156	6,514	2.16%
Total mortgage-backed securities	2,265,879	32,886	70,366	2,228,399	4.19%
Investment securities
US Treasury securities
Due less than 1 year	1,135	1	—	1,136	4.88%
Other debt securities
Due less than 1 year	500	—	—	500	3.25%
Due from 1 to 5 years	68	—	1	67	2.97%
Total other debt securities	568	—	1	567	3.22%
Total investment securities	1,703	1	1	1,703	4.32%
Total securities available for sale	$2,267,582	$32,887	$70,367	$2,230,102	4.19%

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$297,713	$—	$48,515	$249,198	1.73%
Investment securities
Other debt securities
Due from 1 to 5 years	35,000	51	—	35,051	6.20%
Total securities held to maturity	$332,713	$51	$48,515	$284,249	2.20%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
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
At September 30, 2024 and December 31, 2023, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption and, therefore, have no allowance for credit losses.
Investment securities at September 30, 2024 include $1.641 billion pledged to secure government deposits and regulatory collateral, of which $1.595 billion serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge them. Investment securities as of December 31, 2023 include $1.624 billion pledged to secure government deposits, derivatives, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $1.575 billion serve as collateral for public funds.
At September 30, 2024 and December 31, 2023, the Bank’s international banking entities held short-term US Treasury securities in the amount of $525 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions.
During the nine-month periods ended September 30, 2024 and 2023, OFG retained securitized GNMA pools totaling $55.7 million and $52.8 million, respectively, at a yield of 5.08% and 5.20%, respectively, from its own originations.
During the nine-month periods ended September 30, 2023, OFG retained FNMA pools totaling $17.2 million at a yield of 5.37%, from its own originations. OFG did not retain FNMA pools during the nine-month period ended September 30, 2024.
During the nine-month periods ended September 30, 2024 and 2023, OFG sold $149.4 million and $203.3 million, respectively, of available for sale US Treasury securities and recognized a $7 thousand and $1.1 million, respectively, in losses on the sale. These losses are included in the consolidated statements of operations.

	Nine-Month Period Ended September 30, 2024
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale at September 30, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2024
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$663,730	$40,594	$623,136
GNMA certificates	245,156	29,616	215,540
CMOs issued by US Government-sponsored agencies	6,670	156	6,514
Other debt securities	68	1	67
	$915,624	$70,367	$845,257

There were no investment securities available-for-sale at September 30, 2024 with unrealized losses under 12 months.

	December 31, 2023
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$731,334	$56,847	$674,487
GNMA certificates	275,669	34,364	241,305
CMOs issued by US Government-sponsored agencies	9,986	376	9,610
Other debt securities	119	3	116
	$1,017,108	$91,590	$925,518

	December 31, 2023
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$106,235	$331	$105,904
GNMA certificates	7,864	52	7,812
	$114,099	$383	$113,716

	December 31, 2023
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$837,569	$57,178	$780,391
GNMA certificates	283,533	34,416	249,117
CMOs issued by US Government-sponsored agencies	9,986	376	9,610
Other debt securities	119	3	116
	$1,131,207	$91,973	$1,039,234

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The unrealized losses on OFG’s investment in federal agency mortgage-backed securities were caused by market volatility related to the sharp interest rate increases in 2022 and 2023. During 2024, interest rates have decreased and are expected to continue to decrease through the end of the year. These decreases have reduced the unrealized losses of investments. OFG purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government or by a government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price that is less than the amortized cost basis of OFG’s investments. OFG does not intend to sell the investments, and it is not more likely than not that OFG will be required to sell the investments before recovery of their amortized cost basis.

NOTE 4 - LOANS
OFG’s loan portfolio is composed of four segments: commercial, mortgage, consumer, and auto loans. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio.
The composition of the amortized cost basis of OFG’s loan portfolio at September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024			December 31, 2023
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,181,022	$107,047	$1,288,069	$1,095,207	$120,988	$1,216,195
Other commercial and industrial	1,137,942	11,982	1,149,924	1,091,021	14,459	1,105,480
	2,318,964	119,029	2,437,993	2,186,228	135,447	2,321,675
Commercial US	680,388	—	680,388	755,228	—	755,228
Total commercial loans	2,999,352	119,029	3,118,381	2,941,456	135,447	3,076,903
Mortgage loans	619,121	864,491	1,483,612	629,247	933,362	1,562,609
Consumer loans:
Personal loans	615,566	251	615,817	568,358	264	568,622
Credit lines	10,477	309	10,786	10,926	288	11,214
Credit cards	37,298	—	37,298	40,314	—	40,314
Overdraft	407	—	407	296	—	296
	663,748	560	664,308	619,894	552	620,446
Auto loans	2,483,611	664	2,484,275	2,272,530	1,891	2,274,421
	6,765,832	984,744	7,750,576	6,463,127	1,071,252	7,534,379
Allowance for credit losses	(155,133)	(6,367)	(161,500)	(152,610)	(8,496)	(161,106)
Total loans held for investment, net	6,610,699	978,377	7,589,076	6,310,517	1,062,756	7,373,273
Mortgage loans held-for-sale	10,908	—	10,908	—	—	—
Other loans held-for-sale	4,716	—	4,716	28,345	—	28,345
Total loans held-for-sale	15,624	—	15,624	28,345	—	28,345
Total loans, net	$6,626,323	$978,377	$7,604,700	$6,338,862	$1,062,756	$7,401,618
During the nine-month period ended September 30, 2024, OFG sold $56.3 million commercial loans held-for-sale and recognized a $454 thousand gain, included in other non-interest income in the consolidated statement of operations. During the nine-month period ended September 30, 2023, OFG sold $86 thousand commercial loans held-for-sale with no gain or loss. At September 30, 2024 and December 31, 2023, OFG had $4.7 million and $28.3 million, respectively, in commercial loans held-for-sale.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At September 30, 2024 and December 31, 2023, OFG had carrying balances of $66.2 million and $68.6 million, respectively, in loans held-for-investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.
The tables below present the aging of the amortized cost of loans held for investment at September 30, 2024 and December 31, 2023, by class of loans. Mortgage loans past due include $41.8 million and $19.4 million of delinquent loans in the GNMA buy-back option program at September 30, 2024 and December 31, 2023, respectively. During the quarter ended September 30, 2024, OFG acquired the servicing rights of a $1.7 billion mortgage loan portfolio that was being subserviced by the Bank. Defaulted loans under the GNMA buy-back option program corresponding to this servicing portfolio amounted to $24.2 million at September 30, 2024. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,457	$—	$10,605	$12,062	$1,168,960	$1,181,022	$—
Other commercial and industrial	817	152	4,429	5,398	1,132,544	1,137,942	—
	2,274	152	15,034	17,460	2,301,504	2,318,964	—
Commercial US	—	—	—	—	680,388	680,388	—
Total commercial loans	2,274	152	15,034	17,460	2,981,892	2,999,352	—
Mortgage loans	4,277	6,545	53,933	64,755	554,366	619,121	1,799
Consumer loans:
Personal loans	8,402	4,061	2,939	15,402	600,164	615,566	—
Credit lines	70	82	73	225	10,252	10,477	—
Credit cards	582	246	597	1,425	35,873	37,298	—
Overdraft	42	—	—	42	365	407	—
	9,096	4,389	3,609	17,094	646,654	663,748	—
Auto loans	118,272	42,753	16,978	178,003	2,305,608	2,483,611	—
Total loans	$133,919	$53,839	$89,554	$277,312	$6,488,520	$6,765,832	$1,799

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,585	$411	$5,671	$7,667	$1,087,540	$1,095,207	$—
Other commercial and industrial	1,366	291	4,974	6,631	1,084,390	1,091,021	—
	2,951	702	10,645	14,298	2,171,930	2,186,228	—
Commercial US	—	—	—	—	755,228	755,228	—
Total commercial loans	2,951	702	10,645	14,298	2,927,158	2,941,456	—
Mortgage loans	6,107	9,596	31,557	47,260	581,987	629,247	2,478
Consumer loans:
Personal loans	6,115	4,041	2,755	12,911	555,447	568,358	—
Credit lines	137	35	35	207	10,719	10,926	—
Credit cards	657	280	586	1,523	38,791	40,314	—
Overdraft	87	14	—	101	195	296	—
	6,996	4,370	3,376	14,742	605,152	619,894	—
Auto loans	101,610	46,071	19,056	166,737	2,105,793	2,272,530	—
Total loans	$117,664	$60,739	$64,634	$243,037	$6,220,090	$6,463,127	$2,478
As of December 31, 2023, total past due loans exclude $6.4 million of past due commercial loans held-for-sale, these loans were sold during the nine-month period ended September 30, 2024. There were no past due commercial loans held-for-sale as of September 30, 2024.

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans
The following table presents the amortized cost basis of loans held for investment on non-accrual status as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial PR:
Commercial secured by real estate	$5,388	$7,326	$12,714	$3,553	$7,929	$11,482
Other commercial and industrial	2,741	2,065	4,806	4,560	830	5,390
	8,129	9,391	17,520	8,113	8,759	16,872
Commercial US	18,579	—	18,579	19,224	—	19,224
Total Commercial loans	26,708	9,391	36,099	27,337	8,759	36,096
Mortgage loans	10,041	3,826	13,867	10,339	3,858	14,197
Consumer loans:
Personal loans	2,958	—	2,958	2,741	14	2,755
Credit lines	73	—	73	35	—	35
Credit cards	596	—	596	586	—	586
	3,627	—	3,627	3,362	14	3,376
Auto loans	16,972	6	16,978	19,051	5	19,056
Total	$57,348	$13,223	$70,571	$60,089	$12,636	$72,725

PCD:
Commercial PR:
Commercial secured by real estate	$—	$3,328	$3,328	$3,060	$2,417	$5,477
Other commercial and industrial	—	592	592	—	947	947
	—	3,920	3,920	3,060	3,364	6,424
Mortgage loans	241	—	241	250	—	250
Total	$241	$3,920	$4,161	$3,310	$3,364	$6,674
Total non-accrual loans	$57,589	$17,143	$74,732	$63,399	$16,000	$79,399
The determination of non-accrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
For December 31, 2023, total commercial non-accrual loans exclude $6.4 million of non-accrual commercial loans held-for-sale, these loans were sold during the second quarter of 2024. There were no commercial non-accrual loans held-for-sale at September 30, 2024.
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
At September 30, 2024 and 2023, the amortized cost of modified loans excludes $33 thousand and $110 thousand, respectively, in accrued interest receivable. Accrued interest receivable on loans is included in the “accrued interest receivable” line in OFG’s consolidated statements of financial condition. The amortized cost of modified loans during the nine-month period ended September 30, 2024 and 2023, includes $621 thousand and $4.5 million, respectively, of government-guaranteed loans (e.g., FHA/VA).
The following tables present the amortized cost basis as of September 30, 2024 and 2023 of loans held for investment that were modified during the quarters and nine-month periods ended September 30, 2024 and 2023, disaggregated by class of financing receivable and type of concession granted.

	Quarter Ended September 30, 2024
	Interest Rate Reduction		Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness / Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial US	$9,824	1.44%	$—	—%	$—	—%	$—	—%	$—	—%
Mortgage loans	—	—%	415	0.03%	—	—%	—	—%	123	0.01%
Total	$9,824		$415		$—		$—		$123

	Nine-Month Period Ended September 30, 2024
	Interest Rate Reduction		Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness / Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial US	$9,824	1.44%	$—	—%	$—	—%	$—	—%	$—	—%
Mortgage loans	—	—%	1,084	0.07%	—	—%	89	0.01%	123	0.01%
Consumer:
Personal loans	26	—%	7	—%	—	—%	—	—%	—	—%
Auto loans	31	—%	—	—%	—	—%	—	—%	—	—%
Total	$9,881		$1,091		$—		$89		$123

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2023
	Interest Rate Reduction		Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness / Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$—	—%	$629	0.06%	$—	—%	$—	—%	$—	—%
Other commercial and industrial	—	—%	36	—%	—	—%	—	—%	—	—%
	—	—%	665	0.02%	—	—%	—	—%	—	—%
Commercial US	6,824	0.96%	—	—%	—	—%	—	—%	—	—%
Total Commercial loans	6,824	0.96%	665	0.02%	—	—%	—	—%	—	—%
Mortgage loans	—	—%	771	0.05%	—	—%	117	0.01%	—	—%
Consumer:
Personal loans	40	0.01%	—	—%	—	—%	—	—%	—	—%
Auto loans	30	—%	—	—%	—	—%	—	—%	—	—%
Total	$6,894		$1,436		$—		$117		$—

	Nine-Month Period Ended September 30, 2023
	Interest Rate Reduction		Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness / Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$—	—%	$6,328	0.56%	$—	—%	$—	—%	$—	—%
Other commercial and industrial	—	—%	80	0.01%	—	—%	—	—%	—	—%
	—	—%	6,408	0.23%	—	—%	—	—%	—	—%
Commercial US	6,824	0.96%	—	—%	—	—%	—	—%	4,286	0.61%
Total Commercial loans	6,824	—%	6,408	0.23%	—	—%	—	—%	4,286	0.61%
Mortgage loans	—	—%	5,040	0.31%	98	0.01%	723	0.05%	447	0.03%
Consumer:
Personal loans	40	0.01%	—	—%	—	—%	82	0.01%	—	—%
Auto loans	30	—%	—	—%	—	—%	—	—%	—	—%
Total	$6,894		$11,448		$98		$805		$4,733

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The following tables present the financial effect of the modifications granted to borrowers experiencing financial difficulty during the quarters and nine-month periods ended September 30, 2024 and 2023. The financial effect of the combined modifications is presented separately by type of modification.

	Quarter Ended September 30, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial US	0.73%	0	$—
Mortgage loans	—%	193	10,993

	Nine-Month Period Ended September 30, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial US	0.73%	0	$—
Mortgage loans	0.38%	185	10,993
Consumer loans:
Personal loans	5.00%	18	—
Auto loans	3.00%	0	—

	Quarter Ended September 30, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	—%	14	$—
Commercial US	1.95%	0	—
Mortgage loans	1.25%	349	—
Consumer loans:
Personal loans	4.00%	0	—
Auto loans	3.00%	0	—

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	—%	23	$—
Commercial US	1.95%	31	2,973
Mortgage loans	1.94%	227	24
Consumer loans:
Personal loans	2.98%	81	—
Auto loans	3.00%	0	—
The following table presents the amortized cost basis as of September 30, 2024 of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the prior twelve-months.

	Twelve-Months Ended September 30, 2024
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage loans	$—	$107	$—	$—	$107
The following table presents the amortized cost basis as of September 30, 2023 of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the nine-month period ended September 30, 2023.

	Nine-Months Ended September 30, 2023
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
OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status of loans that have been modified in the twelve-months period ended September 30, 2024 and in the nine-month period ended September 30, 2023 that were granted to borrowers experiencing financial difficulty.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2024
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial loans:
Commercial PR:
Other commercial and industrial	$—	$—	$—	$—	$598	$598
Commercial US	—	—	—	—	9,824	9,824
Total Commercial loans	—	—	—	—	10,422	10,422
Mortgage loans	—	38	107	145	1,937	2,082
Consumer loans:
Personal loans	26	—	—	26	7	33
Auto loans	—	—	—	—	80	80
Total	$26	$38	$107	$171	$12,446	$12,617

	September 30, 2023
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$6,328	$6,328
Other commercial and industrial	—	—	—	—	80	80
	—	—	—	—	6,408	6,408
Commercial US	—	—	—	—	11,110	11,110
	—	—	—	—	17,518	17,518
Mortgage loans	566	133	415	1,114	5,194	6,308
Consumer loans:
Personal loans	—	—	—	—	122	122
Auto loans	—	—	—	—	30	30
Total	$566	$133	$415	$1,114	$22,864	$23,978
There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $26.4 million and $24.1 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through their respective courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held for investment at September 30, 2024 and December 31, 2023, by class of loans.

	September 30,	December 31,
	2024	2023
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$8,583	$8,027
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
As of September 30, 2024, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans, and current year-to-date period gross charge-offs by year of origination is as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$138,499	$206,787	$231,378	$191,942	$106,952	$200,524	$49,560	$1,125,642
Special Mention	—	13,274	7,253	6,284	914	12,548	93	40,366
Substandard	—	729	562	1,462	1,199	9,459	1,603	15,014
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	138,499	220,790	239,193	199,688	109,065	222,531	51,256	1,181,022
Commercial secured by real estate:
YTD gross charge-offs	—	—	—	—	—	7	—	7
Other commercial and industrial:
Loan grade:
Pass	146,412	276,363	50,926	52,184	25,272	15,075	516,028	1,082,260
Special Mention	—	410	3,429	45,013	—	64	1,557	50,473
Substandard	—	7	353	894	225	1,051	2,679	5,209
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	146,412	276,780	54,708	98,091	25,497	16,190	520,264	1,137,942
Other commercial and industrial:
YTD gross charge-offs	114	142	267	3,310	—	25	—	3,858
Commercial US:
Loan grade:
Pass	41,137	121,158	32,797	58,473	20,884	23,749	258,111	556,309
Special Mention	—	—	15,977	—	—	—	61,383	77,360
Substandard	16,355	16,121	—	6,249	—	5,660	—	44,385
Doubtful	2,334	—	—	—	—	—	—	2,334
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	59,826	137,279	48,774	64,722	20,884	29,409	319,494	680,388
Commercial US:
YTD gross charge-offs	—	—	392	1,749	—	1,183	—	3,324
Total commercial loans	$344,737	$634,849	$342,675	$362,501	$155,446	$268,130	$891,014	$2,999,352
Total YTD gross charge-offs	$114	$142	$659	$5,059	$—	$1,215	$—	$7,189

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At September 30, 2024 and December 31, 2023, the balance of revolving commercial loans converted to term loans was $190.8 million and $144.1 million, respectively.
OFG considers the performance of the loan portfolio and its impact on the ACL. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment activity as of September 30, 2024:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Mortgage loans:
Payment performance:
Performing	$17,753	$18,784	$21,215	$27,289	$18,507	$496,850	$—	$600,398
Nonperforming	151	641	289	172	189	17,281	—	18,723
Total mortgage loans:	17,904	19,425	21,504	27,461	18,696	514,131	—	619,121
Mortgage loans:
YTD gross charge-offs	—	—	—	—	—	102	—	102
Consumer loans:
Personal loans:
Payment performance:
Performing	215,154	198,170	129,656	46,246	13,095	10,287	—	612,608
Nonperforming	230	1,432	867	348	40	41	—	2,958
Total personal loans	215,384	199,602	130,523	46,594	13,135	10,328	—	615,566
Personal loans:
YTD gross charge-offs	389	7,482	9,896	2,858	633	980	—	22,238
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	10,404	10,404
Nonperforming	—	—	—	—	—	—	73	73
Total credit lines	—	—	—	—	—	—	10,477	10,477
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	114	114
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	36,702	36,702
Nonperforming	—	—	—	—	—	—	596	596
Total credit cards	—	—	—	—	—	—	37,298	37,298
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	2,004	2,004
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	407	407
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	407	407
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	668	668
Total consumer loans	215,384	199,602	130,523	46,594	13,135	10,328	48,182	663,748
Total consumer loans YTD gross charge-offs	389	7,482	9,896	2,858	633	980	2,786	25,024
Total mortgage and consumer loans	$233,288	$219,027	$152,027	$74,055	$31,831	$524,459	$48,182	$1,282,869
Total mortgage and consumer loans YTD gross charge-offs	$389	$7,482	$9,896	$2,858	$633	$1,082	$2,786	$25,126

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment activity as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Mortgage loans:
Payment performance:
Performing	$24,623	$19,722	$23,303	$15,821	$14,589	$511,182	$—	$609,240
Nonperforming	—	—	181	108	479	19,239	—	20,007
Total mortgage loans:	24,623	19,722	23,484	15,929	15,068	530,421	—	629,247
Mortgage loans:
YTD gross charge-offs	—	4	—	—	—	755	—	759
Consumer loans:
Personal loans:
Payment performance:
Performing	270,883	186,612	68,133	19,185	14,460	6,330	—	$565,603
Nonperforming	503	1,588	304	193	66	101	—	2,755
Total personal loans	271,386	188,200	68,437	19,378	14,526	6,431	—	568,358
Personal loans:
YTD gross charge-offs	1,748	10,512	4,661	830	1,384	731	—	19,866
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	10,891	$10,891
Nonperforming	—	—	—	—	—	—	35	35
Total credit lines	—	—	—	—	—	—	10,926	10,926
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	419	419
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	39,728	$39,728
Nonperforming	—	—	—	—	—	—	586	586
Total credit cards	—	—	—	—	—	—	40,314	40,314
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	2,825	2,825
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	296	$296
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	296	296
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	545	545
Total consumer loans	271,383	188,200	68,437	19,378	14,526	6,431	51,536	619,894
Total consumer loans YTD gross charge-offs	1,748	10,512	4,661	830	1,384	731	3,789	23,655
Total mortgage and consumer loans	$296,009	$207,922	$91,921	$35,307	$29,594	$536,852	$51,536	$1,249,141
Total mortgage and consumer loans YTD gross charge-offs	$1,748	$10,516	$4,661	$830	$1,384	$1,486	$3,789	$24,414

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At September 30, 2024, the balance of revolving mortgage and consumer loans that converted to term loans was $774 thousand. At December 31, 2023, there were no mortgage and consumer revolving loans that converted to term loans.
OFG evaluates credit quality for auto loans based on FICO score. The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of September 30, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$105,309	$190,610	$171,226	$99,103	$44,862	$47,230	$658,340
661-699	129,267	134,525	79,908	41,118	18,395	18,164	421,377
700+	402,994	419,461	262,013	144,578	75,105	74,804	1,378,955
No FICO	4,096	6,938	6,189	3,697	1,576	2,443	24,939
Total auto loans	$641,666	$751,534	$519,336	$288,496	$139,938	$142,641	$2,483,611
Auto loans:
YTD gross charge-offs	$1,512	$15,216	$13,756	$6,327	$2,811	$3,526	$43,148
The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$170,639	$190,743	$118,821	$57,087	$41,124	$38,570	$616,984
661-699	169,430	110,260	58,166	25,886	18,253	16,137	398,132
700+	474,005	323,514	183,286	103,886	88,929	58,779	1,232,399
No FICO	6,203	6,537	4,592	2,200	3,886	1,597	25,015
Total auto loans	$820,277	$631,054	$364,865	$189,059	$152,192	$115,083	$2,272,530
Auto loans:
YTD gross charge-offs	$4,090	$18,142	$10,894	$4,008	$3,380	$3,250	$43,764
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.
As of September 30, 2024 and December 31, 2023, accrued interest receivable on loans totaled $60.1 million and $63.5 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to “Note 9 – Accrued Interest Receivable and Other Assets” for more information on accrued interest receivable on loans.

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
At September 30, 2024, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at September 30, 2024 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as auto loan portfolio credit trends and the evolution of risk ratings applied to the commercial loans and collateral changes in real estate portfolios. There are still many unknown variables, including the results of the government’s fiscal and monetary actions resulting from the effect of inflation and geopolitical tension.

As of September 30, 2024, the ACL decreased by $0.4 million compared to December 31, 2023. The provision for credit losses for the nine-month period ended September 30, 2024, reflected adjustments of $45.2 million related to loan volume, $14.7 million from loss rate model and $4.2 million in specific reserves, offset by a $7.5 million release from the economic model.

The net charge-offs for the nine-month period ended September 30, 2024, amounted to $51.9 million, an increase of $16.4 million when compared to the same period of 2023. The increase is mainly due to $16.3 million from auto loans and $9.0 million from consumer loans as a result of higher loan volume, partially offset by a decrease of $7.8 million from commercial loans. Net charge-offs for the nine-month period ended September 30, 2024 include $3.3 million from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the activity in OFG’s allowance for credit losses by segment for the quarters and nine-month periods ended September 30, 2024 and 2023:

	Quarter Ended September 30, 2024
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$33,809	$6,886	$29,432	$80,722	$150,849
Provision for (recapture of) credit losses	928	(31)	9,904	10,212	21,013
Charge-offs	(139)	(37)	(8,863)	(16,371)	(25,410)
Recoveries	1,479	72	830	6,300	8,681
Balance at end of period	$36,077	$6,890	$31,303	$80,863	$155,133
PCD:
Balance at beginning of period	$789	$5,642	$8	$13	$6,452
Provision for (recapture of) credit losses	751	(424)	(16)	(22)	289
Charge-offs	(663)	(66)	—	(9)	(738)
Recoveries	70	250	19	25	364
Balance at end of period	$947	$5,402	$11	$7	$6,367
Total allowance for credit losses at end of period	$37,024	$12,292	$31,314	$80,870	$161,500

	Nine-Month Period Ended September 30, 2024
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$44,041	$7,998	$27,086	$73,485	$152,610
(Recapture of) provision for credit losses	(2,462)	(1,885)	26,867	32,329	54,849
Charge-offs	(7,189)	(102)	(25,024)	(43,148)	(75,463)
Recoveries	1,687	879	2,374	18,197	23,137
Balance at end of period	$36,077	$6,890	$31,303	$80,863	$155,133
PCD:
Balance at beginning of period	$1,113	$7,351	$7	$25	$8,496
Provision for (recapture of) credit losses	377	(2,752)	(45)	(107)	(2,527)
Charge-offs	(928)	(178)	—	(24)	(1,130)
Recoveries	385	981	49	113	1,528
Balance at end of period	$947	$5,402	$11	$7	$6,367
Total allowance for credit losses at end of period	$37,024	$12,292	$31,314	$80,870	$161,500

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2023
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$48,604	$8,670	$25,666	$67,227	$150,167
Provision for (recapture of) credit losses	1,103	(273)	6,026	9,804	16,660
Charge-offs	(8,254)	(218)	(5,894)	(10,458)	(24,824)
Recoveries	174	185	655	5,193	6,207
Balance at end of period	$41,627	$8,364	$26,453	$71,766	$148,210
PCD:
Balance at beginning of period	$1,408	$8,297	$8	$43	$9,756
Provision for (recapture of) credit losses	60	(226)	15	(67)	(218)
Charge-offs	(690)	(148)	(39)	(37)	(914)
Recoveries	494	80	23	98	695
Balance at end of period	$1,272	$8,003	$7	$37	$9,319
Total allowance for credit losses at end of period	$42,899	$16,367	$26,460	$71,803	$157,529

	Nine-Month Period Ended September 30, 2023
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$39,158	$9,571	$23,264	$69,848	$141,841
Provision for (recapture of) credit losses	14,857	(1,332)	16,517	10,900	40,942
Charge-offs	(13,125)	(610)	(16,852)	(29,106)	(59,693)
Recoveries	737	735	3,524	20,124	25,120
Balance at end of period	$41,627	$8,364	$26,453	$71,766	$148,210
PCD:
Balance at beginning of period	$1,388	$9,359	$14	$71	$10,832
Provision for (recapture of) credit losses	1,376	(1,719)	293	(475)	(525)
Charge-offs	(2,794)	(224)	(376)	(158)	(3,552)
Recoveries	1,302	587	76	599	2,564
Balance at end of period	$1,272	$8,003	$7	$37	$9,319
Total allowance for credit losses at end of period	$42,899	$16,367	$26,460	$71,803	$157,529

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for the quarters and nine-month periods ended September 30, 2024 and 2023:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$6,526	$10,639	$10,780	$11,214
Additions	638	1,879	2,689	$6,513
Sales	(3,035)	(3,799)	(9,965)	$(10,451)
Decline in value	(299)	(538)	(600)	$(937)
Other adjustments	589	1,374	1,515	$3,216
Balance at end of period	$4,419	$9,555	$4,419	$9,555
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
During the quarter ended September 30, 2024, OFG acquired the servicing rights of a $1.7 billion mortgage loan portfolio that was being subserviced by the Bank. The fair value at the time of acquisition was $21.4 million.
At September 30, 2024, the fair value of mortgage servicing rights was $68.5 million ($49.5 million — December 31, 2023).
The following table presents the changes in servicing rights measured using the fair value method for the quarters and nine-month periods ended September 30, 2024 and 2023:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Fair value at beginning of period	$49,789	$49,966	$49,520	$50,921
Acquired servicing rights	21,427	—	21,427	—
Servicing from mortgage securitization or asset transfers	496	453	1,326	1,818
Changes due to payments on loans	(1,108)	(1,060)	(2,759)	(3,210)
Changes in fair value due to changes in valuation model inputs or assumptions	(2,092)	1,242	(1,002)	1,072
Fair value at end of period	$68,512	$50,601	$68,512	$50,601
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of September 30, 2024 and 2023:

	Nine-Month Period Ended September 30,
	2024	2023
Constant prepayment rate	0.85% - 13.30%	3.33% - 20.40%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	September 30,	December 31,
	2024	2023
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$68,512	49,520
Weighted average life (in years)	7.8	7.3
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,375)	$(928)
Decrease in fair value due to 20% adverse change	$(2,697)	$(1,821)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,948)	$(1,999)
Decrease in fair value due to 20% adverse change	$(5,670)	$(3,856)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing fees on mortgage loans for the quarters ended September 30, 2024 and 2023 totaled $5.0 million and $4.6 million, respectively. Servicing fees on mortgage loans for the nine-month periods ended September 30, 2024 and 2023 totaled $14.0 million and $14.4 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to “Note 22 – Business Segments” for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2023	$84,063	$178	$—	$84,241
September 30, 2024	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill during the quarters and nine-month periods ended September 30, 2024 and 2023. There were no accumulated impairment losses at September 30, 2024 and December 31, 2023.
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
OFG performed its annual impairment review of goodwill during the fourth quarter of 2023 using October 31, 2023 as the annual evaluation date and concluded that there was no impairment at December 31, 2023. During the nine-month period ended September 30, 2024, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at September 30, 2024.
The following table reflects the components of other intangible assets subject to amortization at September 30, 2024 and December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
September 30, 2024
Core deposit intangibles	$41,507	$29,055	$12,452
Customer relationship intangibles	12,693	8,885	3,808
Total other intangible assets	$54,200	$37,940	$16,260
December 31, 2023
Core deposit intangibles	$41,507	$25,659	$15,848
Customer relationship intangibles	12,693	7,847	4,846
Total other intangible assets	$54,200	$33,506	$20,694

In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with its acquisitions of insurance agencies. During the nine-month period ended September 30, 2024, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at September 30, 2024.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended September 30, 2024 and 2023 was $1.5 million and $1.7 million, respectively. Amortization of other intangible assets for the nine-month periods ended September 30, 2024 and 2023, was $4.4 million and $5.2 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2024	$5,913
2025	4,927
2026	3,942
2027	2,956
2028	1,971
Thereafter	985
NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at September 30, 2024 and December 31, 2023 consists of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Loans	$60,086	$63,526
Investments	10,281	7,874
	$70,367	$71,400
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $18.8 million at September 30, 2024, of which $18.0 million corresponded to loans in current status, and $20.2 million at December 31, 2023, of which $18.2 million corresponded to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At September 30, 2024 and December 31, 2023, the ACL for accrued interest receivable for loans that participated in moratorium programs amounted to $103 thousand and $85 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Prepaid expenses	$98,931	$63,040
Other repossessed assets	6,969	4,032
Accounts receivable and other assets	62,052	47,859
	$167,952	$114,931
Prepaid expenses amounting to $98.9 million at September 30, 2024, include prepaid municipal, property and income taxes aggregating to $87.6 million. At December 31, 2023 prepaid expenses amounted to $63.0 million, including prepaid municipal, property and income taxes aggregating to $54.7 million.
Other repossessed assets totaled $7.0 million and $4.0 million at September 30, 2024 and December 31, 2023, respectively, and consist of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 10 — DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Non-interest-bearing demand deposits	$2,534,363	$2,537,431
Interest-bearing savings and demand deposits	5,345,256	5,601,099
Retail certificates of deposit	1,162,870	1,083,316
Institutional certificates of deposit	490,532	378,143
Total core deposits	9,533,021	9,599,989
Brokered deposits	75,631	162,180
Total deposits	$9,608,652	$9,762,169
At September 30, 2024 and December 31, 2023, the aggregate amount of uninsured deposits was $5.005 billion (52% of total deposits) and $4.885 billion (50.0% of total deposits), respectively.
The weighted average interest rate of OFG’s deposits was 1.51% and 0.88%, respectively, at September 30, 2024 and December 31, 2023.
Interest expense for the quarters and nine-month periods ended September 30, 2024 and 2023 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
			(In thousands)
Demand and savings deposits	$25,921	$13,772	$78,668	$32,864
Certificates of deposit	12,423	7,047	34,280	16,368
	$38,344	$20,819	$112,948	$49,232
At September 30, 2024 and December 31, 2023, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $937.7 million and $747.2 million, respectively.
At September 30, 2024 and December 31, 2023, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.574 billion and $1.616 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.672 billion and $1.645 billion at September 30, 2024 and December 31, 2023, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $2.0 million and $3.0 million, the scheduled maturities of certificates of deposit at September 30, 2024 and December 31, 2023 are as follows:

September 30, 2024
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$327,472	$134,086
Over 3 months through 6 months	415,505	247,212
Over 6 months through 1 year	511,131	183,129
	1,254,108	564,427
Over 1 through 2 years	325,694	62,099
Over 2 through 3 years	69,395	14,263
Over 3 through 4 years	40,191	2,751
Over 4 through 5 years	37,111	5,439
Over 5 years	487	—
	$1,726,986	$648,979

December 31, 2023
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$457,533	$115,392
Over 3 months through 6 months	195,902	61,245
Over 6 months through 1 year	329,758	113,524
	983,193	290,161
Over 1 through 2 years	467,348	201,478
Over 2 through 3 years	94,450	13,971
Over 3 through 4 years	29,514	1,379
Over 4 through 5 years	45,575	4,665
Over 5 years	608	—
	$1,620,688	$511,654
The tables of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $678 thousand and $564 thousand as of September 30, 2024 and December 31, 2023, respectively.
NOTE 11— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB under an agreement whereby OFG is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2024 and December 31, 2023, these advances were secured by mortgage and commercial loans amounting to $874.3 million and $1.0 billion, respectively. Also, at September 30, 2024 and December 31, 2023, OFG had an additional borrowing capacity with the FHLB of $402.8 million and $446.0 million, respectively. At September 30, 2024 and December 31, 2023, the weighted average remaining maturity of FHLB advances was 7 months and 1.2 years, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $827 thousand and $768 thousand at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.56%	$215,000	$—
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 3.79% (December 31, 2023 - 4.52%)	55,000	200,000
	$270,000	$200,000
Advances from FHLB mature as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Under 90 days	$15,000	$—
Over 90 days to one year	200,000	$—
Over one to three years	55,000	200,000
	$270,000	$200,000
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
As of September 30, 2024, OFG’s net deferred tax assets, net of a valuation allowance of $6.0 million, amounted to $4.1 million; and the net deferred tax liability, net of valuation allowance of $726 thousand, amounted to $57.5 million, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. As of December 31, 2023, OFG’s deferred tax asset, net of a valuation allowance of $7.0 million, amounted to $4.9 million; and net deferred tax liability, net of a valuation allowance of $569 thousand, amounted to $22.4 million, reflecting aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. The decrease in valuation allowance of $850 thousand was mainly related to OFG’s operations at the holding company level. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at September 30, 2024. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the nine-month periods ended September 30, 2024 and 2023 of 26.4% and 31.3%, respectively, the decrease is mainly related to exempt income subject to preferential tax treatment under the PR Code, a discrete tax windfall on stock options and a discrete benefit from the purchase of tax credits during the period. The expected ETR for 2024 is 26.81%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the ETR if realized. At September 30, 2024, the amount of unrecognized tax benefits was $987 thousand (December 31, 2023 - $936 thousand).
Income tax expense for the quarters ended September 30, 2024 and 2023 was $14.8 million and $21.0 million, respectively. Income tax expense for the nine-month periods ended September 30, 2024 and 2023 was $53.1 million and $61.5 million, respectively.
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
As of September 30, 2024 and December 31, 2023, OFG and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2024 and December 31, 2023, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of September 30, 2024 and December 31, 2023 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of September 30, 2024
Total capital to risk-weighted assets	$1,371,041	15.63%	$921,082	10.50%	$877,221	10.00%
Tier 1 capital to risk-weighted assets	$1,260,944	14.37%	$745,638	8.50%	$701,777	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,260,944	14.37%	$614,054	7.00%	$570,193	6.50%
Tier 1 capital to average total assets	$1,260,944	11.12%	$453,398	4.00%	$566,748	5.00%
As of December 31, 2023
Total capital to risk-weighted assets	$1,278,537	15.37%	$873,369	10.50%	$831,780	10.00%
Tier 1 capital to risk-weighted assets	$1,174,205	14.12%	$707,013	8.50%	$665,424	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,174,205	14.12%	$582,246	7.00%	$540,657	6.50%
Tier 1 capital to average total assets	$1,174,205	11.03%	$425,911	4.00%	$532,389	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2024
Total capital to risk-weighted assets	$1,275,292	14.63%	$915,051	10.50%	$871,478	10.00%
Tier 1 capital to risk-weighted assets	$1,165,904	13.38%	$740,756	8.50%	$697,182	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,165,904	13.38%	$610,034	7.00%	$566,460	6.50%
Tier 1 capital to average total assets	$1,165,904	10.38%	$449,116	4.00%	$561,395	5.00%
As of December 31, 2023
Total capital to risk-weighted assets	$1,179,164	14.27%	$867,797	10.50%	$826,474	10.00%
Tier 1 capital to risk-weighted assets	$1,075,487	13.01%	$702,503	8.50%	$661,179	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,075,487	13.01%	$578,532	7.00%	$537,208	6.50%
Tier 1 capital to average total assets	$1,075,487	10.20%	$421,660	4.00%	$527,075	5.00%
NOTE 14 – STOCKHOLDERS’ EQUITY
Common Stock
At both September 30, 2024 and December 31, 2023, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both September 30, 2024 and December 31, 2023, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At September 30, 2024 and December 31, 2023, the Bank’s legal surplus amounted to $165.0 million and $151.0 million, respectively. During the quarter and nine-month period ended September 30, 2024, OFG transferred $4.4 million and $14.0 million, respectively, to the legal surplus account. During the quarter and nine-month period ended September 30, 2023, OFG transferred $4.2 million and $12.9 million, respectively, to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2024, OFG announced the approval by the Board of Directors of a stock repurchase program for the purchase of up to $50 million of its outstanding shares of common stock. The new stock repurchase program, which is open-ended, replaces the prior stock repurchase program of $100 million approved by the Board of Directors in January 2022, which had a remaining balance of $17.2 million. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the nine-month period ended September 30, 2024, OFG repurchased 671,800 shares for a total of $24.4 million at an

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
average price of $36.30 per share. Under the prior stock repurchase program, OFG repurchased 743,699 shares for a total of $18.7 million at an average price of $25.08 per share during the nine-month period ended September 30, 2023.
At September 30, 2024, the estimated remaining number of shares that may be purchased under the $50.0 million program is 570,223 and was calculated by dividing the remaining balance of $25.6 million by $44.92 (closing price of OFG’s common stock at September 30, 2024).
OFG did not repurchase any shares of its common stock during the nine-month periods ended September 30, 2024 and 2023, other than through its publicly announced stock repurchase program.
The activity in connection with common shares held in treasury by OFG for the quarters and nine-month periods ended September 30, 2024 and 2023 is set forth below:

	Quarter Ended September 30,
	2024		2023
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	13,323,702	$250,951	12,809,047	$226,230
Common shares used upon lapse of restricted stock units and options	—	—	(55,219)	(42)
Common shares repurchased as part of the stock repurchase programs	2,600	104	73,600	2,186
End of period	13,326,302	$251,055	12,827,428	$228,374

	Nine-Months Ended September 30, 2024
	2024		2023
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	12,820,078	$228,350	12,303,859	$211,135
Common shares used upon lapse of restricted stock units and options	(165,576)	(1,681)	(220,130)	(1,414)
Common shares repurchased as part of the stock repurchase programs	671,800	24,386	743,699	18,653
End of period	13,326,302	$251,055	12,827,428	$228,374

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of September 30, 2024 and December 31, 2023 consisted of:

	September 30, 2024	December 31, 2023
	(In thousands)
Unrealized loss on securities available-for-sale	$(37,480)	$(78,497)
Income tax effect of unrealized loss on securities available-for-sale	4,490	11,484
Net unrealized loss on securities available-for-sale	(32,990)	(67,013)
Accumulated other comprehensive loss, net of income taxes	$(32,990)	$(67,013)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for the quarters and nine-month periods ended September 30, 2024 and 2023:

	Net unrealized loss on securities available-for-sale
	Quarter Ended September 30, 2024	Nine-Month Period Ended September 30, 2024
	(In thousands)
Beginning balance	$(86,494)	$(67,013)
Other comprehensive loss before reclassifications	53,502	34,024
Amounts reclassified out of accumulated other comprehensive loss	2	(1)
Other comprehensive loss	53,504	34,023
Ending balance	$(32,990)	$(32,990)

	Quarter Ended September 30, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(89,639)	$75	$(89,564)
Other comprehensive loss before reclassifications	(38,040)	(2,449)	(40,489)
Amounts reclassified out of accumulated other comprehensive loss	2	2,374	2,376
Other comprehensive loss	(38,038)	(75)	(38,113)
Ending balance	$(127,677)	$—	$(127,677)

	Nine-Month Period Ended September 30, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(93,663)	$254	$(93,409)
Other comprehensive income (loss) before reclassifications	(32,871)	(5,647)	(38,518)
Amounts reclassified out of accumulated other comprehensive loss	(1,143)	5,393	4,250
Other comprehensive income (loss)	(34,014)	(254)	(34,268)
Ending balance	$(127,677)	$—	$(127,677)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and nine-month periods ended September 30, 2024 and 2023:

	Amount reclassified out of accumulated other comprehensive loss				Affected Line Item in Consolidated Statement of Operations
	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$—	$2,374	$—	$5,393	Net interest expense
Available-for-sale securities:
Loss on sale of investments	—	—	(7)	(1,149)	Net loss on sale of securities
Tax effect from changes in tax rates	2	2	6	6	Income tax expense
	$2	$2,376	$(1)	$4,250
NOTE 16 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2024 and 2023 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Income available to common shareholders	$47,000	$44,873	$147,823	$135,275

Average common shares outstanding	46,560	47,114	46,868	47,325
Effect of dilutive securities:
Average potential common shares-options	286	278	243	280
Total weighted average common shares outstanding and equivalents	$46,846	$47,392	$47,111	$47,605
Earnings per common share - basic	$1.01	$0.95	$3.15	$2.86
Earnings per common share - diluted	$1.00	$0.95	$3.14	$2.84

For the quarters ended September 30, 2024 and 2023, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to zero and 245, respectively. For the nine-month periods ended September 30, 2024 and 2023, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to 507 and 1,791, respectively.
During the first quarter of 2024, OFG increased its quarterly common stock cash dividend to $0.25 per share from $0.22 per share at December 31, 2023.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 17 – GUARANTEES
At September 30, 2024 and December 31, 2023, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $23.9 million and $24.0 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to FHLMC’s, GNMA’s, and FNMA’s residential mortgage loan sales and securitization programs. At September 30, 2024 and December 31, 2023, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under the residential mortgage loan sales programs was $92.6 million and $98.7 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At September 30, 2024, OFG's liability for estimated credit losses related to loans sold with credit recourse amounted to $41 thousand (December 31, 2023– $102 thousand). On May 1, 2023, OFG and a third-party servicer terminated a subservicing agreement by mutual agreement. Pursuant to such termination, the third-party servicer assumed the direct servicing of the subserviced loans pursuant to FNMA’s residential mortgage loans sales program, thereby relieving OFG of its corresponding recourse obligation under that program.
The following table shows the changes in OFG’s liability for estimated losses from credit recourse agreements, included in the consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2024 and 2023:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$59	$150	$102	$147
Net recoveries (charge-offs/terminations)	(18)	25	(61)	28
Balance at end of period	$41	$175	$41	$175
The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case OFG is obligated to repurchase the loan.
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended September 30, 2024 and 2023, OFG repurchased $14 thousand and $251 thousand, respectively, in mortgage loans. During the nine-month periods ended September 30, 2024 and 2023, OFG repurchased $254 thousand and $861 thousand, respectively, in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools that are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended September 30, 2024, OFG repurchased $1.4 million (September 30, 2023 –$2.5 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to such credit recourse provision. During the nine-month period ended September 30, 2024, OFG repurchased $3.3 million (September 30, 2023- $8.9 million). At September 30, 2024 and December 31, 2023, OFG had a $356 thousand and a $405 thousand liability, respectively, for the estimated credit losses related to these loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the quarters ended September 30, 2024 and 2023, OFG recognized $18 thousand and $25 thousand in gains, net of reserves, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $222 thousand in losses and $199 thousand in gains, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the nine-month periods ended September 30, 2024 and 2023,OFG recognized $60 thousand and $147 thousand, respectively, in gains from the repurchase of residential mortgage loans sold subject to credit recourse, and $145 thousand in losses and $103 thousand in gains, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At September 30, 2024, OFG serviced $5.6 billion (December 31, 2023 - $5.6 billion) in mortgage loans for third parties, including subserviced mortgage loans. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At September 30, 2024, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $4.5 million (December 31, 2023 - $4.2 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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
Credit-related financial instruments at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Commitments to extend credit	$1,397,592	$1,255,695
Commercial letters of credit	817	119
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
At September 30, 2024 and December 31, 2023, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.

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
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2024 and December 31, 2023, is as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Standby letters of credit and financial guarantees	$23,885	$23,970
Loans sold with recourse	92,559	98,685
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
At September 30, 2024 and December 31, 2023, the ACL for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $876 thousand and $1.2 million, respectively, and is included in other liabilities in the statement of financial condition.
At September 30, 2024 and December 31, 2023, OFG maintained other non-credit commitments amounting to $17.4 million and $18.9 million, respectively, primarily for the acquisition of equity securities. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At September 30, 2024 and December 31, 2023, OFG had commitments for capital expenditures in technology amounting to $1.0 million and $7.8 million, respectively.
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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At September 30, 2024 and December 31, 2023, accrued liability for legal contingencies amounted to $522 thousand and $817 thousand, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. OFG also has an accrued liability for potential losses, operational errors, loss on theft not covered by insurance premiums, uncollectible receivables, among other transactions, amounting to $152 thousand and $1.4 million, respectively, as of September 30, 2024 and December 31, 2023.

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
NOTE 19— OPERATING LEASES
Substantially all leases in which OFG is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2038. OFG’s leases do not contain residual value guarantees or material variable lease payments. All leases are classified as operating leases and are included on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. OFG leases to others certain space in its principal offices for terms extending through 2026 with two additional extension through to 2030; all are operating leases.
Operating Lease Cost

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023	Statement of Operations Classification
	(In thousands)
Lease costs	$2,324	$5,130	$7,238	$7,738	Occupancy and equipment
Variable lease costs	465	674	1,246	1,021	Occupancy and equipment
Short-term lease costs	123	335	264	483	Occupancy and equipment
Lease income	(13)	(62)	(64)	(79)	Occupancy and equipment
Total lease costs	$2,899	$6,077	$8,684	$9,163
Operating Lease Assets and Liabilities

	September 30, 2024	December 31, 2023	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$20,355	$21,725	Operating lease right-of-use assets
Lease Liabilities	$22,604	$24,029	Operating leases liabilities

	September 30, 2024	December 31, 2023
	(In thousands)
Weighted-average remaining lease term	4.9 years	5.1 years
Weighted-average discount rate	7.6%	7.0%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2024 were as follows:

Minimum Rent
As of September 30, 2024	(In thousands)
2024	$2,152
2025	7,232
2026	5,063
2027	4,146
2028	3,239
Thereafter	5,382
Total lease payments	$27,214
Less imputed interest	4,610
Present value of lease liabilities	$22,604
OFG, as lessor, leases and subleases real property to tenants under operating leases. As of September 30, 2024, no material lease concessions have been granted to tenants. As of September 30, 2024, OFG, as lessee, has not requested any lease concessions.
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
Investment securities
The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC) (“ICE”). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2, depending on the basis for determining fair value. At September 30, 2024, there was one security held-to-maturity, carried at amortized cost with no ACL established, classified as Level 3.
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
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	September 30, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,136	$2,228,966	$—	$2,230,102
Trading securities	—	18	—	18
Money market investments	5,885	—	—	5,885
Servicing assets	—	—	68,512	68,512
	$7,021	$2,228,984	$68,512	$2,304,517
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$8,583	$8,583
Foreclosed real estate	—	—	4,419	4,419
Other repossessed assets	—	—	6,969	6,969
Mortgage loans held for sale	—	—	10,908	10,908
Other loans held for sale	—	—	4,716	4,716
	$—	$—	$35,595	$35,595

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$296,799	$1,802,465	$—	$2,099,264
Trading securities	—	13	—	13
Money market investments	4,623	—	—	4,623
Servicing assets	—	—	49,520	49,520
	$301,422	$1,802,478	$49,520	$2,153,420
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$8,027	$8,027
Foreclosed real estate	—	—	10,780	10,780
Other repossessed assets	—	—	4,032	4,032
Other loans held for sale	$—	$—	$28,345	28,345
	$—	$—	$51,184	$51,184
The fair value information included in the tables above for non-recurring fair value measurements is not as of period-end. Instead, it is as of the date that the fair value measurement was recorded closest to September 30, 2024 and December 31, 2023 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2024 and 2023:
Level 3 Instruments Only

	Quarter Ended September 30,
	2024	2023
	Servicing Assets	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning period	$49,789	$413	$49,966	$50,379
New instruments acquired	21,923	—	453	453
Principal repayments and amortization	(1,108)	—	(1,060)	(1,060)
Instrument converted to equity security	—	(413)	—	(413)
Gains (losses) included in earnings	(2,092)	—	1,242	1,242
Balance at end of period	$68,512	$—	$50,601	$50,601

	Nine-Month Period Ended September 30,
	2024	2023
	Servicing Assets	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning of period	$49,520	$406	$50,921	$51,327
New instruments acquired	22,753	—	1,818	1,818
Principal repayments and amortization	(2,759)	—	(3,210)	(3,210)
Instrument converted to equity security	—	(406)	—	(406)
Gains (losses) included in earnings	(1,002)	—	1,072	1,072
Balance at end of period	$68,512	$—	$50,601	$50,601

Servicing assets gains (losses) included in earnings during the quarters and nine-month periods ended September 30, 2024 and 2023 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 7 – Servicing Assets.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
There were no liabilities measured at fair value on a recurring basis and non-recurring basis at September 30, 2024 and December 31, 2023. The table below presents quantitative information for all assets measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)
Servicing assets	$68,512	Cash flow valuation	Constant prepayment rate	0.85% - 13.30%	6.25%
			Discount rate	10.00% - 15.50%	11.61%

Collateral dependent loans	$8,583	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	17.04%

Foreclosed real estate	$4,419	Fair value of property or collateral	Appraised value less disposition costs	10.00% - 33.00%	11.10%

Other repossessed assets	$6,969	Fair value of property or collateral	Estimated net realizable value less disposition costs	37.00% - 71.00%	56.32%

Mortgage loans held for sale	$10,908	Market prices	Pricing and execution whole loan	94.06% - 102.10%	98.56%

Other loans held for sale	$4,716	Bids or sales contract prices	Estimated market value	99.75% - 101.21%	101.12%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$49,520	Cash flow valuation	Constant prepayment rate	1.35% - 17.34%	6.12%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$8,027	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	17.00%

Foreclosed real estate	$10,780	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	12.67%

Other repossessed assets	$4,032	Fair value of property or collateral	Estimated net realizable value less disposition costs	31.00% - 77.00%	57.72%

Other loans held for sale	$28,345	Bids or sales contract prices	Estimated market value	52.00% - 103.20%	84.80%
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair value and carrying value of OFG’s financial instruments at September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$680,587	$680,587	$748,173	$748,173
Investment securities available-for-sale	$1,136	$1,136	$296,799	$296,799
Level 2
Financial Assets:
Trading securities	$18	$18	$13	$13
Investment securities available-for-sale	$2,228,966	$2,228,966	$1,802,465	$1,802,465
Investment securities held-to-maturity	$249,198	$297,713	$455,709	$514,024
Federal Home Loan Bank (FHLB) stock	$18,430	$18,430	$14,488	$14,488
Equity securities	$27,262	$27,262	$23,981	$23,981
Level 3
Financial Assets:
Investment securities held-to-maturity	$35,051	$35,000	$35,055	$35,000
Total loans (including loans held-for-sale)	$7,516,112	$7,604,700	$7,282,214	$7,401,618
Accrued interest receivable	$70,367	$70,367	$71,400	$71,400
Servicing assets	$68,512	$68,512	$49,520	$49,520
Accounts receivable and other assets	$62,052	$62,052	$47,859	$47,589
Financial Liabilities:
Deposits	$9,651,703	$9,608,652	$9,767,068	$9,762,169
Advances from FHLB	$270,045	$270,827	$199,184	$200,768
Other borrowings	$—	$—	$2	$2
Accrued expenses and other liabilities	$157,609	$157,609	$115,985	$115,985

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2024 and December 31, 2023:
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
•The fair value of investment securities, including trading securities, is based on quoted market prices, when available, or prices provided by contracted pricing providers or by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the AFICA bond in other debt securities held-to-maturity is determined by using a detailed discounted cash flow valuation model to calculate the present value of projected future cash flows. The credit losses are recorded using the ACL methodology. This involves comparing the amortized cost of the securities with the fair value of the expected future cash flows. Several assumptions requiring a high degree of judgment include the selection of market discount rates, the determination of current credit spread, and the estimation of both the probability of default and loss given default rates. Equity securities do not have readily available fair values and are measured at cost, less any impairment.
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

•The fair value of advances from FHLB is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 21 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters and nine-month periods ended September 30, 2024 and 2023:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Banking service revenues:
Electronic banking fees	$12,062	$13,447	$40,469	$40,416
Checking accounts fees	1,983	2,233	6,043	6,638
Savings accounts fees	317	333	932	993
Credit life commissions	93	90	170	314
Branch service commissions	281	352	903	1,098
Servicing and other loan fees	619	668	2,512	2,251
International fees	194	174	549	536
Miscellaneous income	5	6	16	10
Total banking service revenues	$15,554	$17,303	$51,594	$52,256

Wealth management revenue:
Insurance income	$3,979	$3,607	$11,968	$11,146
Broker fees	2,289	1,945	6,388	5,525
Trust fees	2,181	2,139	6,640	6,298
Other fees	—	—	—	36
Total wealth management revenue	$8,449	$7,691	$24,996	$23,005

Mortgage banking activities:
Net servicing fees	$1,852	$4,764	$9,904	$12,256
Net gains on sale of mortgage loans and valuation	611	450	1,983	2,009
Net gain (loss) on repurchased loans and other	(195)	196	(62)	268
Total mortgage banking activities	$2,268	$5,410	$11,825	$14,533
Total banking and financial service revenues	$26,271	$30,404	$88,415	$89,794
OFG recognizes the revenue from banking services, wealth management and mortgage banking based on the nature and timing of revenue streams from contracts with customers:
Banking Service Revenues
Electronic banking fees are credit and debit card processing services, fees for using the Bank’s ATMs by non-customers, debit card interchange income, and service charges on deposit accounts. Revenue is recorded once the contracted service has been provided. During the quarter ended September 30, 2024, the Durbin Amendment became applicable to the Bank as a result of crossing the $10 billion asset threshold in December 31, 2023, which imposes limits on what banks may charge for debit card interchange fees.
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
Mortgage Banking Activities
Mortgage banking activities such as servicing fees and valuation of servicing asset, gain on sale of mortgage loans, and gain (loss) on repurchased loans and other are out of the scope of ASC 606.
NOTE 22 – BUSINESS SEGMENTS
OFG segregates its businesses into the following segments of business: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. OFG measures the performance of these segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodic basis and may change if the conditions warrant.

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2024 and 2023:

	Quarter Ended September 30, 2024
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$155,922	$6	$34,145	$190,073	$(1,043)	$189,030
Interest expense	(37,990)	—	(4,208)	(42,198)	1,043	(41,155)
Net interest income	117,932	6	29,937	147,875	—	147,875
Provision for (recapture of) credit losses	21,427	—	(68)	21,359	—	21,359
Non-interest income	19,117	7,750	1	26,868	—	26,868
Non-interest expenses	(86,753)	(4,016)	(831)	(91,600)	—	(91,600)
Intersegment revenue	387	—	—	387	(387)	—
Intersegment expenses	—	(224)	(163)	(387)	387	—
Income before income taxes	29,256	3,516	29,012	61,784	—	$61,784
Income tax expense	14,742	2	40	14,784	—	14,784
Net income	$14,514	$3,514	$28,972	$47,000	$—	$47,000
Total assets	$9,549,261	$36,779	$3,151,462	$12,737,502	$(1,276,120)	$11,461,382

	Nine-Month Period Ended September 30, 2024
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$462,598	$19	$100,571	$563,188	$(3,074)	$560,114
Interest expense	(111,493)	—	(12,393)	(123,886)	3,074	(120,812)
Net interest income	351,105	19	88,178	439,302	—	439,302
Provision for (recapture of) credit losses	52,241	—	(180)	52,061	—	52,061
Non-interest income, net	66,905	22,779	8	89,692	—	89,692
Non-interest expenses	(260,249)	(13,161)	(2,562)	(275,972)	—	(275,972)
Intersegment revenue	1,226	—	—	1,226	(1,226)	—
Intersegment expenses	—	(734)	(492)	(1,226)	1,226	—
Income before income taxes	$106,746	$8,903	$85,312	$200,961	$—	$200,961
Income tax expense	53,004	10	124	53,138	—	53,138
Net income	$53,742	$8,893	$85,188	$147,823	$—	$147,823
Total assets	$9,549,261	$36,779	$3,151,462	$12,737,502	$(1,276,120)	$11,461,382
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, an international banking entity organized and licensed under Puerto Rico law, which operates as a unit within the Bank. The time deposit with a balance of $277.4 million and $308.9 million at September 30, 2024 and 2023, respectively, to fund Oriental Overseas operations is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The decrease in interest income and interest expense from the prior year period was mainly as a result of lower interest rate and average balance.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2023
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$145,667	$8	$23,905	$169,580	$(3,872)	$165,708
Interest expense	(20,662)	—	(7,131)	(27,793)	3,872	(23,921)
Net interest income	125,005	8	16,774	141,787	—	141,787
Provision for credit losses	16,371	—	59	16,430	—	16,430
Non-interest income	23,211	7,487	1	30,699	—	30,699
Non-interest expenses	(85,536)	(3,778)	(844)	(90,158)	—	(90,158)
Intersegment revenue	487	—	—	487	(487)	—
Intersegment expenses	—	(337)	(150)	(487)	487	—
Income before income taxes	46,796	3,380	15,722	65,898	—	65,898
Income tax expense	20,994	(4)	35	21,025	—	21,025
Net income	$25,802	$3,384	$15,687	$44,873	$—	$44,873
Total assets	$8,742,283	$34,380	$2,523,536	$11,300,199	$(1,043,061)	$10,257,138

	Nine-Month Period Ended September 30, 2023
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$418,091	$19	$67,872	$485,982	$(13,301)	$472,681
Interest expense	$(48,867)	$—	$(19,787)	$(68,654)	$13,301	$(55,353)
Net interest income	$369,224	$19	$48,085	$417,328	$—	$417,328
Provision for credit losses	$40,828	$—	$91	$40,919	$—	$40,919
Non-interest income, net	$68,190	$22,631	$(1,148)	$89,673	$—	$89,673
Non-interest expenses	$(254,777)	$(11,871)	$(2,618)	$(269,266)	$—	$(269,266)
Intersegment revenue	$1,610	$—	$—	$1,610	$(1,610)	$—
Intersegment expenses	$—	$(1,096)	$(514)	$(1,610)	$1,610	$—
Income before income taxes	$143,419	$9,683	$43,714	$196,816	$—	$196,816
Income tax expense	$61,463	$16	$62	$61,541	$—	$61,541
Net income	$81,956	$9,667	$43,652	$135,275	$—	$135,275
Total assets	$8,742,283	$34,380	$2,523,536	$11,300,199	$(1,043,061)	$10,257,138

NOTE 23 – SUBSEQUENT EVENTS
In October 25, 2024, as part of OFG's capital actions, the Board of Directors approved a new $50.0 million stock repurchase program. This new, open-ended program is in addition to the previous stock repurchase program approved by the Board of Directors in January 2024 of $50.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item I, “Financial Statements” of this quarterly report on Form 10-Q. This discussion and analysis section contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this quarterly report on Form 10-Q for the quarter ended September 30, 2024 and set forth in our annual report for the year ended December 31, 2023 (the “2023 Form 10-K”), as supplemented and amended by any subsequent quarterly reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

OFG’s mission is to make possible the progress of our customers, employees, shareholders, and the communities we serve. OFG has been deploying its Digital First strategy to achieve this mission. Our strategy highly differentiates OFG through a sales and service business model and culture that emphasizes convenience and accessibility through digital channels while creating a simple, self-service and enjoyable customer experience. OFG strives to proactively identify customer objectives and needs to offer value-added services that help them achieve financial progress and well-being.
RECENT DEVELOPMENTS
Capital Actions
In October 2024, OFG announced that its Board of Directors approved a new $50.0 million stock repurchase program, in addition to the stock repurchase program approved in January 2024. The October stock repurchase program is open-ended. In January 2024, the Board of Directors approved the increase of its regular quarterly cash dividend to $0.25 per common share from $0.22 per share, beginning in the quarter ended March 31, 2024, and a $50.0 million stock repurchase program. The January stock repurchase program, which is open-ended, replaced the prior stock repurchase approved by the Board of Directors in January 2022, which had $17.2 million remaining of its $100.0 million repurchase parameters. During the nine-month period ended September 30, 2024, OFG repurchased 671,800 shares for a total of $24.4 million at an average price of $36.30 per share.

Economic Conditions
We believe that Puerto Rico’s economy continues to demonstrate resiliency and growth and its private sector, including business investments, is expanding. The Puerto Rico Economic Activity Index, as published by the Economic Development Bank for Puerto Rico, registered 126.9 points in August 2024, which represents a decrease of 0.8% when compared to the same period of the previous year. However, according to the data published by the Economic Development Bank for Puerto Rico, wages are rising, and labor participation is increasing. Total non-farm payroll employment averaged 963,900 jobs in August 2024, equivalent to an increase of 0.2% on a month-over-month basis, and an annual increase of 1.9%. The inflow of federal stimulus and reconstruction funds for rebuilding infrastructure has continued, and we believe this inflow will stimulate the local economy. Nevertheless, OFG continues to pay attention to the potential impact of interest rate changes, inflation, other economic factors, and global conflicts, all of which could impact our business and results of operations.
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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. As part of OFG’s continuous enhancement to the allowance for credit losses methodology, during the nine-month period ended September 30, 2024, an assessment of the weight of probability scenarios for the US loan segment was performed and updated to use a higher probability level in the moderate recessionary scenario. This change in the allowance for credit losses is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. Apart from the foregoing change, there have been no material changes in the methods that we used to formulate these critical accounting estimates from those discussed in our 2023 Form 10-K.
FINANCIAL HIGHLIGHTS

We believe that the third quarter was another solid quarter of performance for OFG, with EPS-diluted up 5.3% year-over-year on a 1.1% increase in total core revenues. OFG continued to produce consistent, core operating results, and digital adoption of our new and upgraded products, services, and self-service tools keeps steadily growing. We celebrate our 60th anniversary by renewing our commitment to bring progress to our customers, employees, shareholders, and the communities we serve.
Earnings per share diluted of $1.00 compared to $1.08 in the second quarter of 2024 and $0.95 in the third quarter of 2023. Total core revenues of $174.1 million compared to $179.4 million in the second quarter of 2024 and $172.2 million in the third quarter of 2023.

Performance metrics: Net interest margin of 5.43%, return on average assets of 1.66%, return on average tangible common stockholders’ equity of 15.94%, and efficiency ratio of 52.60%.

Total Interest Income of $189.0 million compared to $187.7 million in the second quarter of 2024 and $165.7 million in the third quarter of 2023. Compared to the second quarter of 2024, the third quarter of 2024 increased $1.4 million, primarily reflecting higher principal balances and yields of investment securities, higher balances of loans, and the absence of a $2.1 million loan recovery on a non-accrual U.S. commercial loan paid in full during the second quarter of 2024.
Total Interest Expense of $41.2 million compared to $40.3 million in the second quarter of 2024 and $23.9 million in the third quarter of 2023. Compared to the second quarter of 2024, the third quarter of 2024 increased $0.8 million, reflecting higher average balances of higher-cost borrowings and brokered deposits and slightly reduced average core deposit balances and cost.

Total Banking and Financial Service Revenues of $26.3 million compared to $32.1 million in the second quarter of 2024 and $30.4 million in the third quarter of 2023. The third quarter of 2024 primarily reflected $2.7 million in reduced interchange fees due to the implementation of the Durbin Amendment during the third quarter of 2024, $2.1 million reduced mortgage servicing rights valuation due to lower long-term rates, and $0.3 million revenue from the acquisition in late August 2024 of a $1.7 billion Puerto Rico residential mortgage servicing portfolio.
Pre-Provision Net Revenues of $83.1 million compared to $86.8 million in the second quarter of 2024 and $82.3 million in the third quarter of 2023.
Total Provision for Credit Losses of $21.4 million compared to $15.6 million in the second quarter of 2024 and $16.4 million in the third quarter of 2023. The third quarter of 2024 primarily reflected $18.7 million for increased loan volume; $5.2 million related to the annual update of auto risk drivers and consumer loan loss factors, and the extension of cash flows in a PR commercial loan up for renewal; and a $2.7 million reserve release mainly due to an improved U.S. macroeconomic perspective.
Credit Quality: Net charge-offs of $17.1 million (0.90% of average loans) compared to $15.0 million (0.79%) in the second quarter of 2024 and $18.8 million (1.05%) in the third quarter of 2023. During the third quarter of 2024 early and total delinquency rates were 2.78% and 4.10%, respectively. The nonperforming loan rate was 1.11%. The third quarter of 2024 total delinquency rate increased sequentially due to booking of the GNMA buy-back option program related to the previously mentioned mortgage servicing portfolio acquisition.
Total Non-Interest Expense of $91.6 million compared to $93.0 million in the second quarter of 2024 and $90.2 million in the third quarter of 2023. The third quarter of 2024 included a $2.3 million credit and debit card processing business contract renewal rebate and $1.3 million in expenses related to sales of repossessed assets.
Effective Tax Rate (“ETR”) of 23.9% compared to 28.2% in the second quarter of 2024 and 31.9% in the third quarter of 2023. Lower third quarter of 2024 ETR reflected an estimated 2024 ETR of 26.8% due to higher forecasted business activities with preferential tax treatment under the Puerto Rico tax code, coupled with discrete benefits of $3.1 million mainly related to stock vested in the first quarter of 2024 and tax credit purchases.
Loans Held for Investment of $7.75 billion compared to $7.64 billion in the second quarter of 2024 and $7.26 billion in the third quarter of 2023. Compared to the second quarter of 2024, the third quarter of 2024 increased 1.5%, reflecting growth in Puerto Rico and U.S. commercial loans and Puerto Rico auto and consumer loans, and regular paydowns and securitization of residential mortgages. Compared to the third quarter of 2023, the third quarter of 2024 increased 6.7%.
New Loan Production of $572.2 million compared to $589.0 million in the second quarter of 2024 and $567.5 million in the third quarter of 2023. Compared to the second quarter of 2024, the third quarter of 2024 production reflected increases in U.S. commercial and Puerto Rico consumer lending originations, and decreases in Puerto Rico commercial and auto lending originations.
Total Investments of $2.61 billion compared to $2.48 billion in the second quarter of 2024 and $2.07 billion in the third quarter of 2023.
Customer Deposits of $9.53 billion compared to $9.60 billion in the second quarter of 2024 and $8.54 billion in the third quarter of 2023. Compared to the second quarter of 2024, the third quarter of 2024 reflected increases in savings and time deposits, and lower demand deposits.
Total Borrowings and Brokered Deposits of $346.5 million compared to $201.2 million in the second quarter of 2024 and $454.4 million in the third quarter of 2023.
Cash and Cash Equivalents of $680.6 million compared to $740.4 million in the second quarter of 2024 and $532.7 million in the third quarter of 2023.
Capital: CET1 ratio was 14.37% compared to 14.29% in the second quarter of 2024 and 14.06% in the third quarter of 2023. The Tangible Common Equity ratio was 10.72% compared to 10.09% in the second quarter of 2024 and 9.74% in the third quarter of 2023. Tangible Book Value of $26.15 per share compared to $24.18 in the second quarter of 2024 and $21.01 in the third quarter of 2023.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2024	2023	Variance %	2024	2023	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$189,030	$165,708	14.1%	$560,114	$472,681	18.5%
Interest expense	41,155	23,921	72.0%	120,812	55,353	118.3%
Net interest income	147,875	141,787	4.3%	439,302	417,328	5.3%
Provision for credit losses	21,359	16,430	30.0%	52,061	40,919	27.2%
Net interest income after provision for credit losses	126,516	125,357	0.9%	387,241	376,409	2.9%
Non-interest income	26,868	30,699	(12.5)%	89,692	89,673	—%
Non-interest expenses	91,600	90,158	1.6%	275,972	269,266	2.5%
Income before taxes	61,784	65,898	(6.2)%	200,961	196,816	2.1%
Income tax expense	14,784	21,025	(29.7)%	53,138	61,541	(13.7)%
Net income available to common shareholders	$47,000	$44,873	4.7%	$147,823	$135,275	9.3%
PER SHARE DATA:
EPS Basic	$1.01	$0.95	6.3%	$3.15	$2.86	10.1%
EPS Diluted	$1.00	$0.95	5.3%	$3.14	$2.84	10.6%
Average common shares outstanding	46,560	47,114	(1.2)%	46,868	47,325	(1.0)%
Average common shares outstanding and equivalents	46,846	47,392	(1.2)%	47,111	47,605	(1.0)%
Cash dividends declared per common share	$0.25	0.22	13.6%	$0.75	0.66	13.6%
Cash dividends declared on common shares	$11,562	10,242	12.9%	$35,309	31,307	12.8%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.66%	1.76%	(5.7)%	1.75%	1.80%	(2.8)%
Return on average tangible common stockholders’ equity	15.94%	17.59%	(9.4)%	17.34%	18.11%	(4.3)%
Return on average common equity (ROE)	14.68%	15.92%	(7.8)%	15.90%	16.32%	(2.6)%
Efficiency ratio	52.60%	52.36%	0.5%	52.30%	53.10%	(1.5)%
Interest rate spread	5.28%	5.71%	(7.5)%	5.30%	5.78%	(8.3)%
Interest rate margin	5.43%	5.80%	(6.4)%	5.44%	5.85%	(7.0)%

	September 30,	December 31,	Variance
	2024	2023	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,608,525	$2,686,770	(2.9)%
Loans, net	7,604,700	7,401,618	2.7%
Total investments and loans	$10,213,225	$10,088,388	1.2%
Deposits and borrowings
Deposits	$9,608,652	$9,762,169	(1.6)%
Borrowings	270,827	200,770	34.9%
Total deposits and borrowings	$9,879,479	$9,962,939	(0.8)%
Stockholders’ equity
Common stock	59,885	59,885	—%
Additional paid-in capital	639,487	638,667	0.1%
Legal surplus	164,990	150,967	9.3%
Retained earnings	737,815	639,324	15.4%
Treasury stock, at cost	(251,055)	(228,350)	9.9%
Accumulated other comprehensive loss	(32,990)	(67,013)	(50.8)%
Total stockholders’ equity	$1,318,132	$1,193,480	10.4%
Per share data
Book value per common share	$28.31	$25.36	11.6%
Tangible book value per common share	$26.15	$23.13	13.1%
Market price	$44.92	$37.48	19.9%
Capital ratios
Leverage capital	11.12%	11.03%	0.8%
Common equity Tier 1 capital	14.37%	14.12%	1.8%
Tier 1 risk-based capital	14.37%	14.12%	1.8%
Total risk-based capital	15.63%	15.37%	1.7%
Financial assets managed
Trust assets managed	$2,299,918	$2,511,880	(8.4)%
Broker-dealer assets managed	2,254,106	2,446,281	(7.9)%
Total assets managed	$4,554,024	$4,958,161	(8.2)%
ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2024 and 2023.

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE FOR THE QUARTERS ENDED SEPTEMBER 30, 2024 AND 2023

	Interest		Average rate		Average balance
	September 2024	September 2023	September 2024	September 2023	September 2024	September 2023
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$189,030	$165,708	6.94%	6.78%	$10,837,380	$9,702,167
Tax equivalent adjustment	5,276	3,440	0.19%	0.14%	—	—
Interest-earning assets - tax equivalent	194,306	169,148	7.13%	6.92%	10,837,380	9,702,167
Interest-bearing liabilities	41,155	23,922	1.66%	1.07%	9,850,882	8,888,033
Tax equivalent net interest income / spread	153,151	145,226	5.47%	5.85%	986,498	814,134
Tax equivalent interest rate margin			5.66%	5.99%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	26,258	14,544	4.08%	3.18%	2,572,033	1,830,060
Interest bearing cash and money market investments	8,362	9,025	5.27%	5.26%	630,836	680,864
Total investments	34,620	23,569	4.30%	3.72%	3,202,869	2,510,924
Non-PCD loans
Mortgage	8,032	8,302	5.60%	5.45%	573,973	609,664
Commercial	58,933	52,783	8.01%	7.88%	2,926,605	2,657,344
Consumer	19,799	18,193	11.57%	11.46%	680,734	629,780
Auto	52,594	45,569	8.53%	8.34%	2,452,731	2,169,034
Total Non-PCD loans	139,358	124,847	8.36%	8.17%	6,634,043	6,065,822
PCD loans
Mortgage	13,397	14,563	6.14%	6.02%	872,882	966,973
Commercial	1,605	2,614	5.09%	6.75%	126,194	154,930
Consumer	18	24	11.21%	13.25%	657	712
Auto	32	91	17.23%	12.97%	735	2,806
Total PCD loans	15,052	17,292	6.02%	6.15%	1,000,468	1,125,421
Total loans (1)	154,410	142,139	8.05%	7.84%	7,634,511	7,191,243
Total interest-earning assets	189,030	165,708	6.94%	6.78%	10,837,380	9,702,167

Interest-bearing liabilities:
Deposits:
NOW Accounts	20,013	6,974	2.34%	1.13%	3,395,425	2,445,955
Savings and money market	4,777	5,478	0.95%	0.96%	2,009,028	2,260,678
Time deposits	12,202	7,015	3.00%	2.09%	1,616,946	1,333,132
Total core deposits	36,992	19,467	2.10%	1.28%	7,021,399	6,039,765
Brokered deposits	221	32	4.17%	5.30%	21,068	2,400
	37,213	19,499	2.10%	1.28%	7,042,467	6,042,165
Non-interest bearing deposits	—	—	—	—	2,567,353	2,581,887

	Interest		Average rate		Average balance
	September 2024	September 2023	September 2024	September 2023	September 2024	September 2023
	(Dollars in thousands)
Fair value premium and core deposit intangible amortizations	1,131	1,320	—%	—%	—	—
Total deposits	38,344	20,819	1.59%	0.96%	9,609,820	8,624,052
Borrowings:
Securities sold under agreements to repurchase	—	728	—%	5.52%	—	52,365
Advances from FHLB and other borrowings	2,811	2,374	4.64%	4.45%	241,062	211,616
Total borrowings	2,811	3,102	4.64%	4.66%	241,062	263,981
Total interest-bearing liabilities	41,155	23,921	1.66%	1.07%	9,850,882	8,888,033
Net interest income / spread	$147,875	$141,787	5.28%	5.71%
Interest rate margin			5.43%	5.80%
Excess of average interest-earning assets over average interest-bearing liabilities					$986,498	$814,134
Average interest-earning assets to average interest-bearing liabilities ratio					110.01%	109.16%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis
C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$6,409	$5,305	$11,714
Interest bearing cash and money market investments	(669)	6	(663)
Loans	10,272	1,999	12,271
Total interest income	16,012	7,310	23,322
Interest Expense:
NOW Accounts	3,511	9,528	13,039
Savings and money market	(602)	(99)	(701)
Time deposits	2,340	2,847	5,187
Brokered deposits	197	(8)	189
Fair value premium and core deposit intangible amortizations	—	(189)	(189)
Securities sold under agreements to repurchase	(728)	—	(728)
Advances from FHLB and other borrowings	342	95	437
Total interest expense	5,060	12,174	17,234
Net Interest Income	$10,952	$(4,864)	$6,088

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

	Interest		Average rate		Average balance
	September 2024	September 2023	September 2024	September 2023	September 2024	September 2023
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$560,114	472,681	6.94%	6.62%	$10,778,878	$9,539,389
Tax equivalent adjustment	13,032	12,013	0.16%	0.17%	—	—
Interest-earning assets - tax equivalent	573,146	484,694	7.10%	6.79%	10,778,878	9,539,389
Interest-bearing liabilities	120,812	55,352	1.64%	0.84%	9,828,248	8,772,357
Tax equivalent net interest income / spread	452,334	429,342	5.46%	5.95%	950,630	767,032
Tax equivalent interest rate margin			5.62%	6.12%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	76,760	42,214	4.01%	3.03%	2,553,090	1,855,120
Interest bearing cash and money market investments	25,093	24,499	5.33%	4.94%	629,423	662,813
Total investments	101,853	66,713	4.27%	3.54%	3,182,513	2,517,933
Non-PCD loans
Mortgage loans	24,475	25,528	5.59%	5.47%	583,304	622,102
Commercial loans	175,826	144,907	7.99%	7.60%	2,930,884	2,550,301
Consumer loans	57,439	51,645	11.53%	11.41%	665,268	605,043
Auto loans	152,331	128,796	8.54%	8.27%	2,383,048	2,083,216
Total Non-PCD loans	410,071	350,876	8.35%	8.00%	6,562,504	5,860,662
PCD loans
Mortgage loans	41,881	46,030	6.23%	6.18%	895,818	993,261
Commercial loans	6,131	8,670	6.00%	5.32%	136,293	162,999
Consumer loans	54	74	11.22%	13.33%	639	745
Auto loans	124	318	14.90%	8.39%	1,111	3,789
Total PCD loans	48,190	55,092	6.21%	6.33%	1,033,861	1,160,794
Total loans (1)	458,261	405,968	8.06%	7.73%	7,596,365	7,021,456
Total interest-earning assets	$560,114	$472,681	6.94%	6.62%	$10,778,878	$9,539,389

	Interest		Average rate		Average balance
	September 2024	September 2023	September 2024	September 2023	September 2024	September 2023
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	61,490	16,160	2.39%	0.88%	3,438,649	2,466,113
Savings accounts	13,782	12,742	0.91%	0.76%	2,024,127	2,238,866
Time deposits	33,235	16,328	2.86%	1.71%	1,550,420	1,273,928
Total core deposits	108,507	45,230	2.07%	1.01%	7,013,196	5,978,907
Brokered deposits	1,045	40	5.15%	1.27%	27,102	4,181
	109,552	45,270	2.08%	1.01%	7,040,298	5,983,088
Non-interest bearing deposits	—	—	—%	—%	2,560,654	2,603,735
Fair value premium and core deposit intangible amortizations	3,396	3,962	—%	—%	—	—
Total deposits	112,948	49,232	1.57%	0.77%	9,600,952	8,586,823
Borrowings:
Securities sold under agreements to repurchase	—	728	—%	5.52%	—	17,647
Advances from FHLB and other borrowings	7,864	5,393	4.62%	4.29%	227,296	167,887
Total borrowings	7,864	6,121	4.62%	4.41%	227,296	185,534
Total interest-bearing liabilities	120,812	55,353	1.64%	0.84%	9,828,248	8,772,357
Net interest income / spread	$439,302	$417,328	5.30%	5.78%
Interest rate margin			5.44%	5.85%
Excess of average interest-earning assets over average interest-bearing liabilities					$950,630	$767,032
Average interest-earning assets to average interest-bearing liabilities ratio					109.67%	108.74%

(1) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$17,469	$17,077	$34,546
Interest-bearing cash and money market investments	(1,291)	1,885	594
Loans	38,656	13,637	52,293
Total interest income	54,834	32,599	87,433
Interest Expense:
NOW accounts	8,448	36,882	45,330
Savings accounts	(1,305)	2,345	1,040
Time deposits	6,087	10,819	16,906
Brokered deposits	645	360	1,005
Fair value premium and core deposit intangible amortizations	—	(566)	(566)
Securities sold under agreements to repurchase	(731)	3	(728)
Advances from FHLB and other borrowings	2,032	439	2,471
Total interest expense	15,176	50,282	65,458
Net Interest Income	$39,658	$(17,683)	$21,975

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
Comparison of quarters ended September 30, 2024 and 2023
Net interest income of $147.9 million increased $6.1 million from $141.8 million. Tax equivalent basis net interest income of $153.2 million increased $7.9 million, or 5.5%, from $145.2 million.
Interest rate spread decreased 43 basis points to 5.28% from 5.71% and net interest margin decreased 37 basis points to 5.43% from 5.80%.
Net interest income was positively impacted by:
•A $12.3 million increase in interest income from loans, primarily driven by: (i) higher interest income of $7.0 million from auto loans, mainly due to an increase in the average balance of this portfolio by $281.6 million from new loans originated; (ii) higher interest income of $5.1 million from commercial loans, reflecting the upward repricing of variable rate loans and increased yields on new loans originated during 2024; and (iii) higher interest income of $1.6 million from consumer loans, mainly due to an increase in the average balance of this portfolio by $50.9 million. These increases were partially offset by lower interest income of $1.4 million from residential mortgage loans, reflecting a decrease in the average balance of this portfolio by $129.8 million, mainly from regular paydowns and the securitization and sale of conforming loans; and
•A $11.7 million increase in interest income from investments securities, primarily due to the acquisition of higher-yield investment securities during 2024 and late 2023. It reflects higher yield by 90 basis points, which contributed to an increase in interest income of approximately $5.3 million and higher average volume of $742.0 million, resulting in an increase in interest income of approximately $6.4 million.
These increases were offset by higher interest expense of $17.2 million, $17.5 million from deposits due to higher average cost of 63 basis points, reflecting a $1.2 billion deposit from an existing long-standing Puerto Rico government client received in December 2023 with a variable interest rate.

Comparison of the nine-month periods ended September 30, 2024 and 2023
Net interest income of $439.3 million increased by $22.0 million from $417.3 million. Tax equivalent basis net interest income of $452.3 million increased $23.0 million, or 5.4%, from $429.3 million.
Interest rate spread decreased by 48 basis points to 5.30% from 5.78% and net interest margin decreased 41 basis points to 5.44% from 5.85%. This reflects a an increase of 32 and 80 basis points, respectively, in the total average yield of interest-earning assets and the average cost of interest-bearing liabilities.
Net interest income was positively impacted by:
•A $52.3 million increase in interest income from loans driven by higher interest income from: (i) commercial loans of $28.4 million, primarily related to the upward repricing of variable rate commercial loans, increased yields on new loans originated during 2024, and higher average balance; (ii) auto loans of $23.3 million reflecting higher originations during 2024; and (iii) consumer loans of $5.8 million mainly due to an increase of $60.1 million in the average balance of this portfolio. These increases were partially offset by a decrease of $5.2 million in interest income from mortgage loans due to a reduction of $136.2 million in the average balance of this portfolio, mainly from regular paydowns and the securitization and sale of conforming loans; and
•A $34.5 million increase in interest income from investment securities, primarily due to the acquisition of higher-yield investment securities during 2024 and late 2023. Purchases contributed to higher average volume of $698.0 million, which resulted in an increase in interest income of $17.5 million, and higher yield by 98 basis points, which contributed to the increase in net interest income of $17.1 million.
These increases were partially offset by higher interest expense of $65.5 million from interest paid on: (i) deposits of $63.7 million due to higher average cost of total deposits of 80 basis points, reflecting a $1.2 billion deposit from an existing long-standing Puerto Rico government client received in December 2023 with a variable interest rate, and (ii) borrowings of $1.7 million reflecting FHLB advances taken in late 2023 and in the third quarter of 2024.
TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2024	2023	Variance %	2024	2023	Variance %
	(In thousands)			(In thousands)
Banking service revenue	$15,554	$17,303	(10.1)%	$51,594	$52,256	(1.3)%
Wealth management revenue	8,449	7,691	9.9%	24,996	23,005	8.7%
Mortgage banking activities	2,268	5,410	(58.1)%	11,825	14,533	(18.6)%
Total banking and financial service revenue	26,271	30,404	(13.6)%	88,415	89,794	(1.5)%
Net loss on sale of securities	—	—	—%	(7)	(1,149)	(99.4)%
Other non-interest income	597	295	102.4%	1,284	1,028	24.9%
Total non-interest income	$26,868	$30,699	(12.5)%	$89,692	$89,673	—%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains or losses on sales of assets.

Comparison of quarters ended September 30, 2024 and 2023
OFG recorded non-interest income, net, in the amount of $26.9 million, compared to $30.7 million, a decrease of 12.5%, or $3.8 million. The decrease in non-interest income was mainly due to the net effect of:
•A $3.1 million decrease in mortgage banking activities mainly from: (i) $2.1 million unfavorable impact in mortgage servicing rights valuation due to lower long-term rates and (ii) lower gains of $390 thousand on repurchased loan sales in the current quarter, offset by higher servicing fees of $467 thousand, mainly from the acquisition in late August 2024 of a $1.7 billion Puerto Rico residential mortgage servicing portfolio; and
•A $1.7 million decrease in banking service revenues related to: (i) $2.7 million in reduced interchange fees mainly due to the implementation of Durbin Amendment that took effect during the current quarter, offset by higher merchant income of $417 thousand resulting from higher transactionality and migration of USVI merchant activity.
These decreases were offset by a $758 thousand increase in wealth management revenue primarily reflecting: (i) $304 thousand increase in broker-dealer fees related to higher market asset values and investment advisory service fees and (ii) $372 thousand increase in insurance income related to annuities and reinsurance income of $235 thousand and $121 thousand, respectively.
Comparison of the nine-month periods ended September 30, 2024 and 2023
OFG's non-interest income remained constant at $89.7 million.
Non-interest income was mainly impacted by the following increases:
•A $2.0 million increase in wealth management revenue primarily reflecting: (i) $863 thousand increase in broker-dealer fees related to higher market values of assets and investments advisory services fees, (ii) $821 thousand increase in insurance income related to $422 thousand from reinsurance income and $355 thousand in annuities income and (iii) an increase in trust fees of $342 thousand due to higher trustee-only fees.
•A $1.1 million loss associated with the sale of a $149.4 million short-term US treasury note available for sale during the prior period.
These increases were offset by:
•A $2.7 million decrease in mortgage banking activities mainly from: (i) unfavorable impact in mortgage servicing rights valuation due to lower long-term rates of $1.9 million, (ii) lower gains on repurchased loan sales in the current quarter of $321 thousand and (iii) lower servicing fees of $121 thousand due to less cash collections.
•A $662 thousand decrease in banking service revenues mainly due to lower fees on deposits of $656 thousand from lower maintenance and overdrawn fees and higher waived fees.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2024	2023	Variance %	2024	2023	Variance %
	(In thousands)			(In thousands)
Compensation and employee benefits	$38,468	$38,095	1.0%	$116,751	$114,409	2.0%
Occupancy, equipment and infrastructure costs	15,124	14,887	1.6%	43,839	43,506	0.8%
Electronic banking charges	9,237	10,662	(13.4)%	31,289	31,260	0.1%
Information technology expenses	6,899	7,106	(2.9)%	20,067	20,712	(3.1)%
Professional and service fees	4,976	4,810	3.5%	14,097	15,193	(7.2)%
Taxes, other than payroll and income taxes	3,742	3,407	9.8%	10,209	9,944	2.7%
Insurance	2,821	2,433	15.9%	8,615	8,039	7.2%
Loan servicing and clearing expenses	1,806	1,715	5.3%	5,805	5,848	(0.7)%
Advertising, business promotion, and strategic initiatives	2,469	2,206	11.9%	7,293	6,304	15.7%
Communication	1,068	1,040	2.7%	3,368	3,229	4.3%
Printing, postage, stationery and supplies	1,046	922	13.4%	2,944	2,518	16.9%
Foreclosed real estate and other repossessed assets expenses, net of (income)	1,272	(27)	4,811.1%	1,209	(1,554)	177.8%
Other	2,672	2,902	(7.9)%	10,486	9,858	6.4%
Total non-interest expenses	$91,600	$90,158	1.6%	$275,972	$269,266	2.5%
Relevant ratios and data:
Efficiency ratio	52.60%	52.36%		52.30%	53.10%
Compensation and benefits to non-interest expense	42.00%	42.25%		42.31%	42.49%
Compensation to average total assets owned	1.36%	1.50%		1.38%	1.52%
Number of employees end of period	2,236	2,264		2,236	2,264
Average number of employees	2,240	2,267		2,233	2,260
Average compensation per employee (in thousands)	$68.69	$67.22		$69.72	$67.50
Average loans per average employee	$3,408	$3,172		$3,402	$3,107
Comparison of quarters ended September 30, 2024 and 2023
Non-interest expense was $91.6 million, representing an increase of 1.6% or $1.4 million, compared to $90.2 million. The increase in non-interest expense was mainly due to:
•Increase of $1.3 million in foreclosed real estate and other repossessed assets expenses, net of income, due to unfavorable valuation adjustments and lower gain on sale of foreclosed real estate due to lower volume of properties sold;
•Increase of $388 thousand in insurance expenses related to higher FDIC deposit insurance assessment expense as a result of the Bank exceeding $10 billion in assets;
•Increase of $373 thousand in compensation and employee benefits, as a result of higher salaries and benefits, including payroll taxes; and
•Increase of $335 thousand in taxes, other than payroll and income taxes related to higher municipal taxes recorded during the quarter.

These increases were partially offset by:
• Decrease of $1.4 million in electronic banking charges mainly due to the recognition of a $2.3 million rebate received during the quarter, offset by increases of $964 thousand in point-of-sale and merchant-related fees due to increased transaction volumes.
The efficiency ratio was 52.60% compared to 52.36%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that were excluded from the adjusted efficiency ratio computation for the quarters ended September 30, 2024 and 2023 amounted to $597 thousand and $295 thousand, respectively.
Comparison of the nine-month periods ended September 30, 2024 and 2023
Non-interest expense was $276.0 million, representing an increase of 2.5%, or $6.7 million, compared to $269.3 million. The increase in non-interest expense was mainly due to:
•Increase of $2.8 million in foreclosed real estate and other repossessed assets expenses, net of income, due to unfavorable valuation adjustments and lower gain on sale of foreclosed real estate due to lower volume of properties sold;
•Increase in compensation and employee benefits of $2.3 million due to higher salaries and benefits, including payroll taxes;
•Increase in advertising, business promotion, and strategic initiatives of $989 thousand due to higher expenses related to digital adoption strategy;
•Increase of $628 thousand in other expenses, primarily driven by a $993 thousand accrual recorded during the current period related to regulatory examinations, partially offset by lower charitable contributions of $532 thousand; and
•Increase of $576 thousand in insurance expenses related to higher FDIC deposit insurance assessment expense as a result of the Bank exceeding $10 billion in assets.
The increase in non-interest expense was partially offset by, a decrease in professional and service fees of $1.1 million, reflecting lower balances in compliance-related expenses.
The efficiency ratio was 52.30%, an improvement from 53.10%. Amounts presented as part of non-interest income that were excluded from the efficiency ratio computation for nine-month periods ended September 30, 2024 and 2023 amounted to $1.3 million and $121 thousand, respectively.
Provision for Credit Losses
Comparison of quarters ended September 30, 2024 and 2023
Provision for credit losses increased by $4.9 million to $21.4 million from $16.4 million. The provision for credit losses for the quarter ended September 30, 2024, reflected a provision of $18.7 million related to the growth in loan balances, $5.2 million related to the annual update of auto risk drivers and consumer loan loss factors, and the extension of cash flows in a Puerto Rico commercial loan up for renewal and a $2.7 million reserve release mainly due to an improved U.S. macroeconomic perspective. The provision for credit losses for the for the quarter ended September 30, 2023 reflected a provision of $11.4 million related to the growth in loan balances, $4.1 million associated with qualitative adjustments, mostly to the auto portfolio, and $702 thousand related to a specific reserve for the sale of a small portfolio of non-performing Puerto Rico small business commercial loans transferred to held for sale at the end of the quarter.
Comparison of the nine-month periods ended September 30, 2024 and 2023
Provision for credit losses increased $11.1 million to $52.1 million from $40.9 million. The provision for credit losses for the nine-month period ended September 30, 2024, reflected adjustments of $45.2 million related to loan volume, $14.7 million from loss rate model and $4.2 million in specific reserves, offset by a $7.5 million release from the economic model. The provision for credit losses for 2023 reflected a provision of $23.8 million related to the growth in loan balances, a provision of $14.7 million related to commercial specific loan reserves, mainly in the US commercial loan portfolio, and $5.1 million associated with qualitative adjustment, partially offset by releases of $3.2 million for changes in the economic and loss rate models.
Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2024 and 2023.

TABLE 4 - BUSINESS SEGMENTS
	Quarter Ended September 30, 2024
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$155,922	$6	$34,145	$190,073	$(1,043)	$189,030
Interest expense	(37,990)	—	(4,208)	(42,198)	1,043	(41,155)
Net interest income	117,932	6	29,937	147,875	—	147,875
Provision for (recapture of) credit losses	21,427	—	(68)	21,359	—	21,359
Non-interest income	19,117	7,750	1	26,868	—	26,868
Non-interest expenses	(86,753)	(4,016)	(831)	(91,600)	—	(91,600)
Intersegment revenue	387	—	—	387	(387)	—
Intersegment expenses	—	(224)	(163)	(387)	387	—
Income before income taxes	29,256	3,516	29,012	61,784	—	61,784
Income tax expense (benefit)	14,742	2	40	14,784	—	14,784
Net income	$14,514	$3,514	$28,972	$47,000	$—	$47,000
Total assets	$9,549,261	$36,779	$3,151,462	$12,737,502	$(1,276,120)	$11,461,382

	Nine-Month Period Ended September 30, 2024
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$462,598	$19	$100,571	$563,188	$(3,074)	$560,114
Interest expense	(111,493)	—	(12,393)	(123,886)	3,074	(120,812)
Net interest income	351,105	19	88,178	439,302	—	439,302
Provision for (recapture of) credit losses	52,241	—	(180)	52,061	—	52,061
Non-interest income, net	66,905	22,779	8	89,692	—	89,692
Non-interest expenses	(260,249)	(13,161)	(2,562)	(275,972)	—	(275,972)
Intersegment revenue	1,226	—	—	1,226	(1,226)	—
Intersegment expenses	—	(734)	(492)	(1,226)	1,226	—
Income before income taxes	$106,746	$8,903	$85,312	$200,961	$—	$200,961
Income tax expense	53,004	10	124	53,138	—	53,138
Net income	$53,742	$8,893	$85,188	$147,823	$—	$147,823
Total assets	$9,549,261	$36,779	$3,151,462	$12,737,502	$(1,276,120)	$11,461,382

	Quarter Ended September 30, 2023
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$145,667	$8	$23,905	$169,580	$(3,872)	$165,708
Interest expense	(20,662)	—	(7,131)	(27,793)	3,872	(23,921)
Net interest income	125,005	8	16,774	141,787	—	141,787
Provision for (recapture of) credit losses	16,371	—	59	16,430	—	16,430
Non-interest income (loss), net	23,211	7,487	1	30,699	—	30,699
Non-interest expenses	(85,536)	(3,778)	(844)	(90,158)	—	(90,158)
Intersegment revenue	487	—	—	487	(487)	—
Intersegment expenses	—	(337)	(150)	(487)	487	—
Income before income taxes	46,796	3,380	15,722	65,898	—	65,898
Income tax expense	20,994	(4)	35	21,025	—	21,025
Net income	$25,802	$3,384	$15,687	$44,873	$—	$44,873
Total assets	$8,742,283	$34,380	$2,523,536	$11,300,199	$(1,043,061)	$10,257,138

	Nine-Month Period Ended September 30, 2023
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$418,091	$19	$67,872	$485,982	$(13,301)	$472,681
Interest expense	(48,867)	—	(19,787)	(68,654)	13,301	(55,353)
Net interest income	369,224	19	48,085	417,328	—	417,328
Provision for credit losses	40,828	—	91	40,919	—	40,919
Non-interest income (loss), net	68,190	22,631	(1,148)	89,673	—	89,673
Non-interest expenses	(254,777)	(11,871)	(2,618)	(269,266)	—	(269,266)
Intersegment revenue	1,610	—	—	1,610	(1,610)	—
Intersegment expenses	—	(1,096)	(514)	(1,610)	1,610	—
Income before income taxes	$143,419	$9,683	$43,714	$196,816	$—	$196,816
Income tax expense	61,463	16	62	61,541	—	61,541
Net income	$81,956	$9,667	$43,652	$135,275	$—	$135,275
Total assets	$8,742,283	$34,380	$2,523,536	$11,300,199	$(1,043,061)	$10,257,138
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, an international banking entity organized and licensed under Puerto Rico law, which operates as a unit within the Bank. The time deposit with a balance of $277.4 million and $308.9 million at September 30, 2024 and 2023, respectively, to fund Oriental Overseas operations is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The decrease in interest income and interest expense from the prior year period was mainly as a result of lower interest rate and average balance.

Comparison of quarters ended September 30, 2024 and 2023
Banking
OFG’s banking segment net income before taxes decreased by $17.5 million from $46.8 million to $29.3 million, mainly due to:
•Increase of $17.3 million in interest expense primarily related to an increase in the average cost of deposits, reflecting a $1.2 billion deposit from an existing long-standing Puerto Rico government client received in December 2023 with a variable interest rate;
•Increase of $5.1 million in provision for credit losses, mainly due to growth in loan balances;
•Decrease of $4.1 million in non-interest income primarily related to lower interchange fees of $2.7 million due to the implementation of Durbin Amendment and $2.1 million in unfavorable mortgage servicing rights valuation; and
•Decrease of $2.8 million in interest income related to Oriental Overseas’ time deposit from the Bank to fund its operations, eliminated in the consolidation, mainly as a result of lower interest rates and average balance in the current period.
The decrease in the banking segment’s net income before taxes was partially offset by:
•Increase of $10.3 million in interest income from loans, driven by increased yields on higher balances.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage, and insurance and reinsurance activities. Net income before taxes from this segment increase slightly from $3.4 million to $3.5 million, mainly from higher reinsurance and annuities income by $380 thousand.
Treasury
Treasury segment net income before taxes increased by $13.3 million, mainly reflecting an increase in interest income from the purchases of higher-yield investment securities during 2024 and late 2023 and lower interest expense associated with inter-segment borrowing as a result of lower average balance.
Comparison of nine-month periods ended September 30, 2024 and 2023
Banking
OFG’s banking segment net income before taxes decreased by $36.7 million from $143.4 million to $106.7 million, mainly due to:
•Increase of $62.6 million in interest expense mainly related to higher costs of deposits, reflecting a $1.2 billion deposit from an existing long-standing Puerto Rico government client received in December 2023 with a variable interest rate;
•Increase of $11.4 million in provision for credit losses, mainly due to growth in loan balances;
•Decrease of $10.2 million in interest income related to Oriental Overseas’ time deposit from the Bank to fund its operations, which is eliminated in the consolidation, mainly as a result of lower interest rates and average balance in the current period; and
•Increase of $5.5 million in non-interest expenses, mainly due to: (i) $2.8 million increase in foreclosed real estate and other repossessed assets expenses, net of income, due to unfavorable valuation adjustments and lower gain on sale of foreclosed real estate from decrease in sales volume; (ii) increase in compensation and employee benefits of $2.3 million due to higher salaries and benefits, including payroll taxes; (iii) increase in advertising, business promotion, and strategic initiatives of $989 thousand due to higher expenses related to digital adoption strategy, partially offset by lower: professional and service fees of $1.1 million, reflecting lower balances in compliance-related expenses.
The decrease in the banking segment’s net income was partially offset by:
•Increase of $52.3 million in interest income from loans, driven by increased yields on higher loan balances.

Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage, and insurance and reinsurance activities. Net income before taxes from this segment decreased from $9.7 million to $8.9 million, mainly from higher salaries and employee benefits of $758 thousand.
Treasury
Treasury segment net income before taxes increased by $41.6 million, mainly reflecting:
•Increase of $32.7 million in interest income, reflecting the purchase of agency mortgage-backed securities and US Treasury securities with higher yields during such period; and
•Decrease of $7.4 million in interest expense, reflecting $10.2 million lower inter-segment borrowings as a result of lower average balances, offset by a $1.7 million increase from FHLB advances taken in late 2023 and the third quarter of 2024 as part of OFG’s asset liability management strategies.
Income Tax Expense
Comparison of quarters ended September 30, 2024 and 2023
Income tax expense for the quarter ended September 30, 2024 decreased by $6.2 million to $14.8 million from $21.0 million. OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the quarters ended September 30, 2024 and 2023 of 23.9% and 31.9%, respectively. The current quarter reflected expected 2024 ETR of 26.8% due to higher forecasted business activities with preferential tax treatment under the Puerto Rico tax code, coupled with discrete benefits of $3.1 million mainly related to stock vested during the first quarter of 2024 and tax credit purchases.
Comparison of the nine-month periods ended September 30, 2024 and 2023
Income tax expense decreased by $8.4 million to $53.1 million from $61.5 million. OFG’s ETR was 26.4% in 2024 compared to 31.3% in 2023. The decrease is mainly related to higher actual and forecasted business activities with preferential tax treatment under the Puerto Rico tax code, coupled with discrete benefits of $3.1 million mainly related to stock vested during the first quarter of 2024 and tax credit purchases during the period.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At September 30, 2024, OFG’s total assets amounted to $11.461 billion, a increase of $116.9 million, when compared to $11.344 billion at December 31, 2023.
Cash and due from banks decreased by $68.8 million to $674.7 million, reflecting the effect of loan funding and lower deposit balances.
The investment portfolio decreased by $78.2 million or 2.9% primarily driven by the maturity of $901.7 million in US Treasury securities, principal paydowns of $208.1 million, mainly on mortgage-backed securities, and the sale of $149.4 million of US Treasury securities available-for-sale. These decreases were offset by $1.070 billion new available-for-sale US Treasury and mortgage-backed securities, and $55.7 million in mortgage loan securitization. OFG’s investment strategy focuses on liquidity and highly liquid securities, considering their investment and the current market environment.
OFG’s loan portfolio is comprised of commercial loans secured by real estate, other commercial and industrial loans, commercial US loans, residential mortgage loans, consumer loans, and auto loans. At September 30, 2024, OFG’s net loan portfolio increased by $203.1 million or 2.7% reflecting increases in commercial, retail auto and consumer loans, partially offset by regular paydowns and securitization of residential mortgage loans.

Financial Assets Managed
At September 30, 2024, OFG’s financial assets include those managed by OFG’s trust division and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages Keogh retirement plans and custodian and corporate trust accounts. At September 30, 2024 and December 31, 2023, the total assets managed by OFG’s trust division amounted to $2.300 billion and $2.512 billion, respectively. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2024, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.254 billion, compared to $2.446 billion at December 31, 2023. The decrease in trust and broker-dealer related assets reflects the termination of services by a retirement plan customer during the second quarter of 2024.
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
As of both September 30, 2024 and December 31, 2023, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $100 thousand to the wealth management segment. Please refer to “Note 8 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	September 30,	December 31,	Variance %
	2024	2023
	(In thousands)
Investments:
FNMA and FHLMC certificates	$2,096,695	$1,730,655	21.2%
US Treasury securities	1,136	496,113	(99.8)%
GNMA certificates	422,903	376,294	12.4%
Equity securities	45,692	38,469	18.8%
CMOs issued by US government-sponsored agencies	6,514	9,610	(32.2)%
Other debt securities	35,567	35,616	(0.1)%
Trading securities	18	13	38.5%
Total investments	2,608,525	2,686,770	(2.9)%
Loans, net	7,604,700	7,401,618	2.7%
Total investments and loans	10,213,225	10,088,388	1.2%
Other assets:
Cash and due from banks	674,702	743,550	(9.3)%
Money market investments	5,885	4,623	27.3%
Foreclosed real estate	4,419	10,780	(59.0)%
Accrued interest receivable	70,367	71,400	(1.4)%
Deferred tax asset, net	4,130	4,923	(16.1)%
Premises and equipment, net	105,279	104,102	1.1%
Servicing assets	68,512	49,520	38.4%
Goodwill	84,241	84,241	0.0%
Other intangible assets	16,260	20,694	(21.4)%
Operating lease right-of-use assets	20,355	21,725	(6.3)%
Other assets and customers' liability on acceptances	194,007	140,507	38.1%
Total other assets	1,248,157	1,256,065	(0.6)%
Total assets	$11,461,382	$11,344,453	1.0%
Investment portfolio composition:
FNMA and FHLMC certificates	80.4%	64.4%
Obligations of US government-sponsored agencies	0.0%	0.0%
US Treasury securities	0.0%	18.5%
GNMA certificates	16.2%	14.0%
Equity securities	1.8%	1.4%
CMOs issued by US government-sponsored agencies	0.2%	0.4%
Other debt securities and trading securities	1.4%	1.3%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	September 30, 2024	December 31, 2023	Variance %
	(In thousands)
Loans held for investment:
Commercial loans	$3,118,381	$3,076,903	1.3%
Mortgage loans	1,483,612	1,562,609	(5.1)%
Consumer loans	664,308	620,446	7.1%
Auto loans	2,484,275	2,274,421	9.2%
	7,750,576	7,534,379	2.9%
Allowance for credit losses	(161,500)	(161,106)	0.2%
Total loans held for investment, net	7,589,076	7,373,273	2.9%
Mortgage loans held for sale	10,908	—	100.0%
Other loans held for sale	4,716	28,345	(83.4)%
Total loans held for sale	15,624	28,345	(44.9)%
Total loans, net	$7,604,700	$7,401,618	2.7%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $7.605 billion at September 30, 2024, a 2.7% increase when compared to $7.402 billion at December 31, 2023. The composition and trends of OFG’s loans held-for-investment portfolio were as follows:
•Commercial loan portfolio amounted to $3.118 billion (40.2% of the gross loan portfolio) compared to $3.077 billion (40.8% of the gross loan portfolio) at December 31, 2023, a 1.3% increase as a result of originations and credit lines usage during 2024. Commercial loans secured by non-owner occupied commercial real estate amounted to $800.9 million and $744.6 million at September 30, 2024 and December 31, 2023, respectively, which represented 10.3% and 9.9% of our total gross loan portfolio held for investment. Commercial US loans amounted to $680.4 million and $755.2 million at September 30, 2024 and December 31, 2023, respectively, which represented 8.8% and 10.0% of our total gross loan portfolio held for investment.
Commercial loan production decreased by 2% or $3.4 million to $217.0 million in the third quarter of 2024 from $220.4 million in the prior year quarter, and decreased 17% or $130.3 million to $640.0 million in the nine-month period ended September 30, 2024 from $770.4 million for the same period of 2023, mainly in the commercial US loan portfolio. Commercial US loans activities include the purchase of middle market senior secured cash flow loan participations and the purchase of participations of loans to small and medium sized businesses. Excluding commercial US loans activities, commercial PR loan production slightly decreased 0.2% to $149.9 million in the third quarter of 2024 from $150.1 million in the prior year quarter, and increased 13.8% to $528.4 million in the nine-month period ended September 30, 2024 from $464.2 million for the same period in of 2023.
•Mortgage loan portfolio amounted to $1.484 billion (19.1% of the gross loan portfolio) compared to $1.563 billion (20.7% of the gross originated loan portfolio) at December 31, 2023, a 5.1% decrease resulting from regular paydowns of residential mortgages and securitization of conforming loans into mortgage-backed securities. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $41.8 million and $19.4 million at September 30, 2024 and December 31, 2023, respectively. During the quarter ended September 30, 2024, OFG acquired the servicing rights of a $1.7 billion mortgage loan portfolio that was being subserviced by the Bank. Defaulted loans under the GNMA buy-back option program corresponding to this servicing portfolio amounted to $24.2 million at September 30, 2024. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
Mortgage loan production totaled $37.1 million and $107.8 million in the quarter and nine-month period ended September 30, 2024, respectively, which represents an increase of 11% and 8.2%, respectively, from $33.3 million and $99.6 million for the same periods in 2023.
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

•Consumer loan portfolio amounted to $664.3 million (8.6% of the gross loan portfolio) compared to $620.4 million (8.2% of the gross loan portfolio) at December 31, 2023. Consumer loan production increased by 13% to $86.6 million in the third quarter of 2024 from $76.5 million in the prior year quarter, and decreased by 6%, or $14.3 million to $235.5 million in the nine-month period ended September 30, 2024 from $249.8 million in the same period in 2023.
•Auto loans portfolio amounted to $2.484 billion (32.1% of the gross loan portfolio) compared to $2.274 billion (30.3% of the gross originated loan portfolio) at December 31, 2023. Auto loans production decreased by 2% to $231.6 million in the third quarter of 2024 compared to $237.3 million in the prior year quarter, and increased by 3% or $18.6 million to $714.5 million in the nine-month period ended September 30, 2024 from $695.9 million in the same period of 2023.
TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS

September 30, 2024
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$66,231	$925	$11,242	$54,064
At September 30, 2024, OFG has $66.2 million of direct credit exposure to the Puerto Rico government, a $2.3 million decrease from $68.6 million at December 31, 2023.
Allowance for Credit Losses
OFG measures its ACL based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets. Tables 8 through 11 set forth an analysis of activity in the ACL and present selected credit loss statistics for the quarters and nine-month periods ended September 30, 2024 and 2023 and as of September 30, 2024 and December 31, 2023. In addition, Table 6 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report on Form 10-Q and “Note 5 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and ACL.
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 12 and 14). At September 30, 2024, OFG had $74.7 million of non-accrual loans held for investment, including $4.2 million PCD loans, compared to $79.4 million at December 31, 2023, reflecting decreases of $2.5 million and $2.1 million in commercial and auto loan portfolios, respectively. As of December 31, 2023, total past due loans exclude $6.4 million of past due commercial loans held-for-sale, these loans were sold during the nine-month period ended September 30, 2024. There were no past due commercial loans held-for-sale as of September 30, 2024.
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
Delinquent residential mortgage loans insured or guaranteed under applicable Federal Housing Administration (“FHA”) and United States Department of Veterans Affairs (“VA”) programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of September 30, 2024 and December 31, 2023, the outstanding balance of these residential mortgage loans was $4.9 million and $5.8 million, respectively.
At September 30, 2024, OFG’s non-performing assets decreased by 9.0% to $91.0 million (0.79% total assets) from $100.0 million (0.88% of total assets) at December 31, 2023, mainly non-performing loans and foreclosed real estate.

Foreclosed real estate decreased from $10.8 million at December 31, 2023 to $4.4 million at September 30, 2024 and other repossessed assets increased from $4.0 million at December 31, 2023 to $7.0 million at September 30, 2024, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At September 30, 2024, the allowance coverage ratio to non-performing loans was 202.9% (189.1% at December 31, 2023).
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
The following items comprise non-performing loans held for investment, including Non-PCD and PCDs:
Commercial loans - At September 30, 2024, OFG’s non-performing commercial loans amounted to $40.0 million (50.3% of OFG’s non-performing loans), a 5.9% decrease from $42.5 million at December 31, 2023 (49.9% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At September 30, 2024, OFG’s non-performing mortgage loans totaled $19.0 million (23.8% of OFG’s non-performing loans), a 6.4% decrease from $20.3 million (23.8% of OFG’s non-performing loans) at December 31, 2023. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At September 30, 2024, OFG’s non-performing consumer loans amounted to $3.6 million (4.6% of OFG’s non-performing loans), a 7.4% increase from $3.4 million at December 31, 2023 (4.0% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans - At September 30, 2024, OFG’s non-performing auto loans amounted to $17.0 million (21.3% of OFG’s total non-performing loans), a decrease of 10.9% from $19.1 million at December 31, 2023 (22.3% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.
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

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	September 30,	December 31,	Variance %
	2024	2023
	(In thousands)
ACL:
Non-PCD
Commercial loans	$36,077	$44,041	(18.1)%
Mortgage loans	6,890	7,998	(13.9)%
Consumer loans	31,303	27,086	15.6%
Auto loans	80,863	73,485	10.0%
Total ACL	$155,133	$152,610	1.7%

PCD
Commercial loans	$947	$1,113	(14.9)%
Mortgage loans	5,402	7,351	(26.5)%
Consumer loans	11	7	57.1%
Auto loans	7	25	(72.0)%
Total ACL	$6,367	$8,496	(25.1)%

ACL summary
Commercial loans	$37,024	$45,154	(18.0)%
Mortgage loans	12,292	15,349	(19.9)%
Consumer loans	31,314	27,093	15.6%
Auto loans	80,870	73,510	10.0%
Total ACL	$161,500	$161,106	0.2%

ACL composition:
Commercial loans	22.9%	28.0%
Mortgage loans	7.6%	9.5%
Consumer loans	19.4%	16.8%
Auto loans	50.1%	45.7%
	100.0%	100.0%

ACL coverage ratio at end of period:
Commercial loans	1.19%	1.47%	(19.0)%
Mortgage loans	0.83%	0.98%	(15.3)%
Consumer loans	4.71%	4.37%	7.8%
Auto loans	3.26%	3.23%	0.9%
	2.08%	2.14%	(2.8)%

ACL coverage ratio to non-performing loans:
Commercial loans	92.5%	106.2%	(12.9)%
Mortgage loans	64.8%	75.8%	(14.5)%
Consumer loans	863.4%	802.5%	7.6%
Auto loans	476.3%	385.8%	23.5%
	202.9%	189.1%	7.3%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	September 30,		December 31,
	2024		2023
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
	(In thousands)		(In thousands)
Commercial loans	$37,024	40.2%	$45,154	40.8%
Mortgage loans	12,292	19.1%	15,349	20.7%
Consumer loans	31,314	8.6%	27,093	8.2%
Auto loans	80,870	32.1%	73,510	30.3%
Total	$161,500	100.0%	$161,106	100.0%
[1] Total loans in this table refers to total loans held for investment.
TABLE 10 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2024	2023	Variance %	2024	2023	Variance %
	(In thousands)			(In thousands)
Balance at beginning of period	$157,301	$159,923	(1.6)%	$161,106	$152,673	5.5%
Provision for credit losses	21,302	16,442	29.6%	52,322	40,417	29.5%
Charge-offs	(26,148)	(25,738)	1.6%	(76,593)	(63,245)	21.1%
Recoveries	9,045	6,902	31.0%	24,665	27,684	(10.9)%
Balance at end of period	$161,500	$157,529	2.5%	$161,500	$157,529	2.5%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2024	2023	Variance %	2024	2023	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Non-PCD:
Mortgage loans
Charge-offs	$(37)	$(218)	(83.0)%	$(102)	$(610)	(83.3)%
Recoveries	72	185	(61.1)%	879	735	19.6%
Total	35	(33)	(206.1)%	777	125	521.6%
Commercial PR
Charge-offs	$(139)	(1,404)	(90.1)%	(3,866)	(3,301)	17.1%
Recoveries	1,455	156	832.7%	1,618	719	125.0%
Total	1,316	(1,248)	(205.4)%	(2,248)	(2,582)	(12.9)%
Commercial US
Charge-offs	$—	(6,850)	(100.0)%	$(3,323)	(9,824)	(66.2)%
Recoveries	24	18	33.3%	69	18	283.3%
Total	24	(6,832)	(100.4)%	(3,254)	(9,806)	(66.8)%
Consumer loans
Charge-offs	(8,863)	(5,894)	50.4%	(25,024)	(16,852)	48.5%
Recoveries	830	655	26.7%	2,374	3,524	(32.6)%
Total	(8,033)	(5,239)	53.3%	(22,650)	(13,328)	69.9%
Auto loans
Charge-offs	(16,371)	(10,458)	56.5%	(43,148)	(29,106)	48.2%
Recoveries	6,300	5,193	21.3%	18,197	20,124	(9.6)%
Total	(10,071)	(5,265)	91.3%	(24,951)	(8,982)	177.8%

PCD:
Mortgage loans
Charge-offs	$(66)	$(148)	(55.4)%	$(178)	$(224)	(20.5)%
Recoveries	250	80	212.5%	981	587	67.1%
Total	184	(68)	(370.6)%	803	363	121.2%
Commercial PR
Charge-offs	(663)	(690)	(3.9)%	(928)	(2,794)	(66.8)%
Recoveries	70	494	(85.8)%	385	1,302	(70.4)%
Total	(593)	(196)	202.6%	(543)	(1,492)	(63.6)%
Consumer loans
Charge-offs	—	(39)	(100.0)%	—	(376)	(100.0)%
Recoveries	19	23	(17.4)%	49	76	(35.5)%
Total	19	(16)	(218.8)%	49	(300)	(116.3)%
Auto loans
Charge-offs	(9)	(37)	(75.7)%	(24)	(158)	(84.8)%
Recoveries	25	98	(74.5)%	113	599	(81.1)%
Total	16	61	(73.8)%	89	441	(79.8)%

Total charge-offs	(26,148)	(25,738)	1.6%	(76,593)	(63,245)	21.1%
Total recoveries	9,045	6,902	31.0%	24,665	27,684	(10.9)%
Net credit losses	$(17,103)	$(18,836)	(9.2)%	$(51,928)	$(35,561)	46.0%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2024	2023	Variance %	2024	2023	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Net credit losses (recoveries) to average loans outstanding:
Mortgage loans	(0.06)%	0.03%	(300.0)%	(0.14)%	(0.04)%	250.0%
Commercial PR	(0.12)%	0.27%	(144.4)%	0.16%	0.27%	(40.7)%
Commercial US	(0.01)%	3.96%	(100.3)%	0.61%	1.97%	(69.0)%
Consumer loans	4.70%	3.33%	41.1%	4.53%	3.00%	51.0%
Auto loans	1.64%	0.96%	70.8%	1.39%	0.55%	152.7%
Total	0.90%	1.05%	(14.3)%	0.91%	0.68%	33.8%
Recoveries to charge-offs	34.59%	26.82%	29.0%	32.20%	43.77%	(26.4)%
Average Loans Held for Investment
Mortgage loans	$1,446,855	$1,576,637	(8.2)%	$1,479,122	$1,615,363	(8.4)%
Commercial PR	2,393,891	2,122,169	12.8%	2,356,897	2,049,742	15.0%
Commercial US	658,908	690,105	(4.5)%	710,280	663,558	7.0%
Consumer loans	681,391	630,492	8.1%	665,907	605,788	9.9%
Auto loans	2,453,466	2,171,840	13.0%	2,384,159	2,087,005	14.2%
Total	$7,634,511	$7,191,243	6.2%	$7,596,365	$7,021,456	8.2%
Net charge-offs for the third quarter of 2024 amounted to $17.1 million (0.90% of average loans), decreasing by $1.7 million, when compared to $18.8 million (1.05% of average loans) in the prior year quarter. Net charge-offs for the nine-month period ended September 30, 2024 amounted to $51.9 million (0.91% of average loans), increasing by $16.4 million, when compared to $35.6 million (0.68% of average loans) in the prior year period.
Net charge-offs variances were as follows:
•Residential mortgage loans net recoveries amounted to $219 thousand in the third quarter of 2024, increasing by $320 thousand when compared to net charge-offs of $101 thousand in the third quarter of 2023. Residential mortgage loans net recoveries for the nine-month period ended September 30, 2024 amounted to $1.6 million, increasing by $1.1 million when compared to net recoveries of $488 thousand for prior year period.
•Commercial loans net recoveries amounted to $747 thousand in the third quarter of 2024, increasing by $9.0 million, when compared to a net charge-off of $8.3 million in the third quarter of 2023. Net charge-offs for the nine-month period ended September 30, 2024 amounted $6.0 million, decreasing by $7.8 million, when compared to $13.9 million in the prior year period. The charge-offs for the nine-month period ended September 30, 2024, include $3.3 million from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans. The charge-offs for the nine-month period ended September 30, 2023, include $11.5 million charge-offs recognized on three US commercial loan relationships, a $2.1 million charge-off recognized on a PCD commercial loan, and $906 thousand charge-offs for a small portfolio of non-performing small business commercial loans that were transferred to the held for sale category at the end of the period.

•Consumer loans net charge-offs amounted to $8.0 million in the third quarter of 2024, increasing by $2.8 million, when compared to net charge-offs of $5.3 million in the third quarter of 2023. Net charge-offs for the nine-month period ended September 30, 2024 amounted $22.6 million increasing by $9.0 million when compared to $13.6 million in the prior year period. The increase in net charge-offs during the nine-month period ended September 30, 2024 was mainly driven by an increase in business volume.

•Auto loans net charge-offs amounted to $10.1 million in the third quarter of 2024, increasing by $4.9 million, when compared to $5.2 million in the third quarter of 2023. Net charge-offs for the nine-month period ended September 30, 2024 amounted to $24.9 million, increasing by $16.3 million, when compared to $8.5 million in the prior year period, reflecting post-pandemic credit normalization.

TABLE 12 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance %
	2024	2023
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$70,571	$72,725	(3.0)%
Accruing loans	4,856	5,810	(16.4)%
Total	$75,427	$78,535	(4.0)%
PCD	4,161	6,674	(37.7)%
Total non-performing loans	$79,588	$85,209	(6.6)%
Foreclosed real estate	4,419	10,780	(59.0)%
Other repossessed assets	6,969	4,032	72.8%
	$90,976	$100,021	(9.0)%
Non-performing assets to total assets	0.79%	0.88%	(10.0)%
Non-performing assets to total capital	6.90%	8.38%	(17.6)%
TABLE 13 — NON-ACCRUAL LOANS

	September 30,	December 31,	Variance %
	2024	2023
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial loans	$36,099	$36,096	—%
Mortgage loans	13,867	14,197	(2.3)%
Consumer loans	3,627	3,376	7.4%
Auto loans	16,978	19,056	(10.9)%
Total	$70,571	$72,725	(3.0)%
PCD
Commercial loans	$3,920	$6,424	(39.0)%
Mortgage loans	241	250	(3.6)%
Total	$4,161	$6,674	(37.7)%
Total non-accrual loans	$74,732	$79,399	(5.9)%
Non-accruals loans composition percentages:
Commercial loans	53.6%	53.6%
Mortgage loans	18.9%	18.2%
Consumer loans	4.9%	4.3%
Auto loans	22.6%	23.9%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	0.96%	1.05%	(8.6)%
Allowance for credit losses to non-accrual loans	216.11%	202.91%	6.5%

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$548	$415	$947	$793

TABLE 14 - NON-PERFORMING LOANS

	September 30,	December 31,	Variance %
	2024	2023
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial loans	$36,099	$36,096	—%
Mortgage loans	18,723	20,007	(6.4)%
Consumer loans	3,627	3,376	7.4%
Auto loans	16,978	19,056	(10.9)%
Total	$75,427	$78,535	(4.0)%
PCD
Commercial loans	$3,920	$6,424	(39.0)%
Mortgage loans	241	250	(3.6)%
Total	$4,161	$6,674	(37.7)%
Total non-performing loans	$79,588	$85,209	(6.6)%
Non-performing loans composition percentages:
Commercial loans	50.3%	49.9%
Mortgage loans	23.8%	23.8%
Consumer loans	4.6%	4.0%
Auto loans	21.3%	22.3%
	100.0%	100.0%
Non-performing loans to:
Total loans held for investment gross	1.03%	1.13%	(8.8)%
Total assets	0.69%	0.75%	(8.0)%
Total capital	6.04%	7.14%	(15.4)%
Non-performing loans with partial charge-offs to:
Total loans held for investment gross	0.23%	0.29%	(20.7)%
Non-performing loans	22.83%	25.63%	(10.9)%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	94.02%	75.14%	25.1%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	262.95%	254.24%	3.4%

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	September 30,	December 31,	Variance %
	2024	2023
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,534,363	$2,537,431	(0.1)%
NOW accounts	3,325,347	3,512,887	(5.3)%
Savings accounts	2,019,810	2,088,091	(3.3)%
Time deposits	1,726,986	1,620,688	6.6%
Total deposits	9,606,506	9,759,097	(1.6)%
Accrued interest payable	2,146	3,072	(30.1)%
Total deposits and accrued interest payable	9,608,652	9,762,169	(1.6)%
Borrowings:
Advances from FHLB	270,827	200,768	34.9%
Other borrowings	—	2	(100.0)%
Total borrowings	270,827	200,770	34.90%
Total deposits and borrowings	9,879,479	9,962,939	(0.8)%
Other Liabilities:
Acceptances executed and outstanding	26,055	25,576	1.9%
Lease liability	22,604	24,029	(5.9)%
Deferred tax liability, net	57,503	22,444	156.2%
Accrued expenses and other liabilities	157,609	115,985	35.9%
Total liabilities	$10,143,250	$10,150,973	(0.1)%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	26.4%	26.0%
NOW accounts	34.6%	36.0%
Savings accounts	21.0%	21.4%
Time deposits	18.0%	16.6%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Advances from FHLB	100.0%	100.0%
Liabilities and Funding Sources
As shown in Table 15 above, at September 30, 2024, OFG’s total liabilities were $10.143 billion, 0.1% lower than the $10.151 billion reported at December 31, 2023. Deposits and borrowings, OFG’s funding sources, amounted to $9.879 billion at September 30, 2024 compared to $9.963 billion at December 31, 2023. Deposits, excluding accrued interest payable, decreased by $152.6 million or 1.6% reflecting a decrease in demand deposits of $190.6 million, brokered deposits of $86.5 million and savings and money market accounts of $68.3 million, offset by an increase in time deposits of $191.9 million. Excluding public fund deposits, retail and commercial deposits decreased $38.7 million and $30.2 million, respectively.
In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an inflow of liquidity. At September 30, 2024 and December 31, 2023, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.574 billion and $1.616 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.672 billion and $1.645 billion at September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, borrowings consist of short and long term FHLB advances amounting to $270.8 million. Borrowings increased by $70.1 million or 34.9% from December 31, 2023 reflecting new FHLB advances taken during the third quarter of 2024 as part of OFG’s asset liability management strategies.

Stockholders’ Equity
At September 30, 2024, OFG’s total stockholders’ equity was $1.318 billion, a 10.4% increase when compared to $1.193 billion at December 31, 2023. This increase reflects an increase in retained earnings of $98.5 million and legal surplus of $14.0 million, mainly due to $147.8 million in net income, partially offset by $35.3 million in common stock dividends. These variances were partially offset by $22.7 million from higher treasury stock as a result of repurchases of common stock in the aggregate amount of $24.4 million during the nine-month periods ended September 30, 2024 in connection with the $50 million stock buy back program announced in January 2024, and a decrease in accumulated other comprehensive loss, net of tax, of $34.0 million from favorable market value adjustments on available-for-sale investment securities.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the FRB and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2024, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
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
The risk-based capital ratios presented in Table 16 include CET1, tier 1 capital, total capital and leverage capital as of September 30, 2024 and December 31, 2023 and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital, dividends, and stock data, including capital ratios under the Basel III capital rules at September 30, 2024 and December 31, 2023:
TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	September 30,	December 31,	Variance
	2024	2023	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,318,132	$1,193,480	10.4%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.37%	14.12%	1.8%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	—%
Actual common equity tier 1 capital	$1,260,944	1,174,205	7.4%
Minimum common equity tier 1 capital required	$394,749	374,301	5.5%
Minimum capital conservation buffer required (2.5%)	$219,305	207,945	5.5%
Excess over regulatory requirement	$646,890	591,959	9.3%
Risk-weighted assets	$8,772,207	8,317,802	5.5%
Tier 1 risk-based capital ratio	14.37%	14.12%	1.8%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	—%
Actual tier 1 risk-based capital	$1,260,944	$1,174,205	7.4%
Minimum tier 1 risk-based capital required	$526,332	$499,068	5.5%
Minimum capital conservation buffer required (2.5%)	$219,305	207,945	5.5%
Excess over regulatory requirement	$515,307	$467,192	10.3%
Risk-weighted assets	$8,772,207	$8,317,802	5.5%
Total risk-based capital ratio	15.63%	15.37%	1.7%
Minimum total risk-based capital ratio required	8.00%	8.00%	—%
Actual total risk-based capital	$1,371,041	$1,278,537	7.2%
Minimum total risk-based capital required	$701,777	$665,424	5.5%
Minimum capital conservation buffer required (2.5%)	$219,305	207,945	5.5%
Excess over regulatory requirement	$449,959	$405,168	11.1%
Risk-weighted assets	$8,772,207	$8,317,802	5.5%
Leverage capital ratio	11.12%	11.03%	0.8%
Minimum leverage capital ratio required	4.00%	4.00%	—%
Actual tier 1 capital	$1,260,944	$1,174,205	7.4%
Minimum tier 1 capital required	$453,398	$425,911	6.5%
Excess over regulatory requirement	$807,546	$748,294	7.9%
Tangible common equity to total assets	10.62%	9.60%	10.6%
Tangible common equity to risk-weighted assets	13.88%	13.09%	6.0%
Total equity to total assets	11.50%	10.52%	9.3%
Total equity to risk-weighted assets	15.03%	14.35%	4.7%
Stock data:
Outstanding common shares	46,558,932	47,065,156	(1.1)%
Book value per common share	$28.31	$25.36	11.6%
Tangible book value per common share	$26.15	$23.13	13.1%
Market price at end of period	$44.92	$37.48	19.9%
Market capitalization at end of period	$2,091,427	$1,764,002	18.6%

From December 31, 2023 to September 30, 2024, leverage capital ratio increased from 11.03% to 11.12%, tier 1 risk-based capital ratio and common equity tier 1 capital ratio increased from 14.12% to 14.37%, total risk-based capital ratio increased from 15.37% to 15.63%, and tangible common equity to tangible total assets increased from 9.68% to 10.72%. The increases in regulatory capital ratios reflected an increase in retained earnings from net income, net of dividends, CECL transition and stock repurchases, partially offset by an increase in risk-weighted assets of $454.4 million. Risk-weighted assets increased mainly due to an increase in loans and other assets.
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,318,132	$1,193,480
Goodwill	(84,241)	(84,241)
Other intangible assets	(16,260)	(20,694)
Total tangible common equity (non-GAAP)	$1,217,631	$1,088,545
Total assets	$11,461,382	11,344,453
Goodwill	(84,241)	(84,241)
Core deposit intangible	(12,452)	(15,848)
Customer relationship intangible	(3,808)	(4,846)
Total tangible assets	$11,360,881	$11,239,518
Tangible common equity to tangible assets	10.72%	9.68%
Common shares outstanding at end of period	46,558,932	47,065,156
Tangible book value per common share	$26.15	$23.13
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

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	September 30,	December 31,	Variance
	2024	2023	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,260,944	$1,174,205	7.4%
Tier 1 capital	1,260,944	1,174,205	7.4%
Additional Tier 2 capital	110,097	104,332	5.5%
Total risk-based capital	$1,371,041	$1,278,537	7.2%
Risk-weighted assets:
Balance sheet items	$8,166,623	$7,768,828	5.1%
Off-balance sheet items	605,584	548,974	10.3%
Total risk-weighted assets	$8,772,207	$8,317,802	5.5%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	14.37%	14.12%	1.8%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.37%	14.12%	1.8%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.63%	15.37%	1.7%
Leverage ratio (minimum required - 4%)	11.12%	11.03%	0.8%
The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2024 and December 31, 2023:

	September 30,	December 31,	Variance
	2024	2023	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.38%	13.01%	2.8%
Actual common equity tier 1 capital	$1,165,904	$1,075,487	8.4%
Minimum capital requirement (4.5%)	$392,165	$371,913	5.4%
Minimum capital conservation buffer requirement (2.5%)	$217,869	$206,618	5.4%
Minimum to be well capitalized (6.5%)	$566,460	$537,208	5.4%
Tier 1 Capital to Risk-Weighted Assets	13.38%	13.01%	2.8%
Actual tier 1 risk-based capital	$1,165,904	$1,075,487	8.4%
Minimum capital requirement (6%)	$522,887	$495,884	5.4%
Minimum capital conservation buffer requirement (2.5%)	$217,869	$206,618	5.4%
Minimum to be well capitalized (8%)	$697,182	$661,179	5.4%
Total Capital to Risk-Weighted Assets	14.63%	14.27%	2.5%
Actual total risk-based capital	$1,275,292	$1,179,164	8.2%
Minimum capital requirement (8%)	$697,182	$661,179	5.4%
Minimum capital conservation buffer requirement (2.5%)	$217,869	$206,618	5.4%
Minimum to be well capitalized (10%)	$871,478	$826,474	5.4%
Total Tier 1 Capital to Average Total Assets	10.38%	10.20%	1.8%
Actual tier 1 capital	$1,165,904	$1,075,487	8.4%
Minimum capital requirement (4%)	$449,116	$421,660	6.5%
Minimum to be well capitalized (5%)	$561,395	$527,075	6.5%

OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. At September 30, 2024 and December 31, 2023, OFG’s market capitalization for its outstanding common stock was $2.091 billion ($44.92 per share) and $1.764 billion ($37.48 per share), respectively.
The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2024
September 30, 2024	$46.84	$36.77	$0.25
June 30, 2024	$38.16	$33.37	$0.25
March 31, 2024	$38.51	$34.78	$0.25
2023
December 31, 2023	$38.29	$28.67	$0.22
September 30, 2023	$33.82	$26.14	$0.22
June 30, 2023	$27.80	$22.80	$0.22
March 31, 2023	$30.42	$24.37	$0.22
2022
December 31, 2022	$28.90	$25.50	$0.20
September 30, 2022	$29.45	$24.66	$0.20
June 30, 2022	$29.22	$25.40	$0.15
March 31, 2022	$30.54	$26.21	$0.15
In January 2024, OFG announced the approval by the Board of Directors of a stock repurchase program for the purchase of up to $50 million. During the nine-month period ended September 30, 2024, OFG repurchased 671,800 shares for a total of $24.4 million at an average price of $36.30 per share. Under the prior stock repurchase program, OFG repurchased 743,699 shares for a total of $18.7 million at an average price of $25.08 per share during the nine-month period ended September 30, 2023. OFG did not repurchase any shares of its common stock during the nine-month periods ended September 30, 2024 and 2023, other than through its publicly announced stock repurchase program.
At September 30, 2024, the estimated remaining number of shares that may be purchased under the $50 million program is 570,223 and was calculated by dividing the remaining balance of $25.6 million by $44.92 (closing price of OFG’s common stock at September 30, 2024).
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

In March 2023, the market reacted with volatility as a result of the collapse of three large US regional banks, which became the biggest bank failures since 2008, after they experienced a run on deposits mainly driven by a significant decrease in the value of their investments. Market reactions to recession concerns and inflationary pressure, combined with aggressive interest rate increases as part of the FRB’s efforts to control inflation during 2022 and 2023, had a significant impact on bond prices, including those guaranteed by the US government or by a US government-sponsored entity. Nevertheless, we believe that OFG has strong capital and liquidity levels that facilitate holding securities until the recovery of their amortized cost basis. We also believe that our market risk management practices have allowed us to effectively manage the market volatility over time and remained strong under these conditions. After the events triggered by such bank failures, our customer deposits base has increased. However, total core deposits at September 30, 2024 were $9.533 billion, down slightly from $9.600 billion at December 31, 2023. The FDIC covers up to $250,000 per account owner by ownership category for retail and commercial deposit accounts. This coverage extends to both principal and accrued interest while the account balance remains within the limits. At September 30, 2024 and December 31, 2023, the aggregate amount of our uninsured deposits was $5.005 billion and $4.885 billion, respectively. We have $1.574 billion of deposits from the Puerto Rico government, its instrumentalities and municipalities, which represents 16% of our total deposits as of September 30, 2024, mainly from a $1.2 billion deposit received in December 2023, as we continue to build and strengthen our customer relationships. We have renewed the agreement for the $1.2 billion deposit into an interest-bearing checking account from an existing long-standing Puerto Rico government client through mid-November 2024. These public funds are collateralized with securities and commercial loans amounting to $1.672 billion and $1.645 billion at September 30, 2024 and December 31, 2023, respectively. The amount of these deposits may fluctuate depending on the financial condition and liquidity of these entities, as well as on our ability to maintain these customer relationships. We believe that our clients are confident in the resiliency and strong position of the Bank.

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
OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. The following table presents the results of the simulations for the most likely scenarios at September 30, 2024. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$6,084	1.01%	$2,255	0.38%
+ 100 Basis points	$12,019	2.00%	$4,576	0.76%
+ 200 Basis points	$23,994	4.00%	$9,283	1.55%
- 50 Basis points	$(7,685)	(1.28)%	$(2,856)	(0.48)%
'-100 Basis points	$(15,573)	(2.59)%	$(6,333)	(1.05)%
'-200 Basis points	$(31,547)	(5.25)%	$(13,641)	(2.27)%
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

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of OFG’s assets and liabilities, OFG has executed, in the past, certain transactions which included extending the maturity and the re-pricing frequency of the liabilities to longer terms and using hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings. At September 30, 2024, OFG did not have derivative instruments.

Since 2023, OFG has redeployed its high cash levels and maturing treasury positions into longer-term mortgage-backed securities. These moves position OFG’s balance sheet better for the expected lower interest rate environment in the last quarter of 2024.

Credit Risk
Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for OFG is its lending activities. In Puerto Rico, OFG’s principal market, we believe that recent macroeconomic conditions continue to show strength. However, as demonstrated by hurricanes and earthquakes in the past, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. The effects of climate change may further increase the risk of natural disasters in the future and the correlative risk that the physical impact of such events could adversely affect our customers, operations, and business. Moreover, the Puerto Rico government’s fiscal challenges and Puerto Rico’s unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing OFG’s loans may suffer significant damages.
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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an isolated inflow of liquidity resulting in a total of $1.574 billion and $1.616 billion deposits from the Puerto Rico government and its instrumentalities as of September 30, 2024 and December 31, 2023, respectively. OFG is not relying on this deposit as part its long-term funding management strategies, even though these funds could remain in the Bank for a longer period. Deposit volumes as well as the customer deposit base, excluding the Puerto Rico government deposit mentioned above, have remained stable. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources. OFG has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements, brokered deposits, and subordinated notes, but depending on its assets and liabilities management strategies, it could use them in the future.
In the ordinary course of OFG’s operations, it has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.398 billion at September 30, 2024 ($157.2 million with maturity of one year or less and $1.240 billion with maturity over one year) compared to $1.256 billion at December 31, 2023 ($111.4 million with maturity of one year or less and $1.144 billion with maturity over one year) as a result of seasonal paydowns of commercial lines of credit, and standby letters of credit provided to customers amounted to $23.9 million and $24.0 million at September 30, 2024 and December 31, 2023, respectively. Loans sold with recourse at September 30, 2024 and December 31, 2023 amounted to $92.6 million and $98.7 million, respectively.

In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government agency (FNMA). At September 30, 2024, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $4.5 million (December 31, 2023 - $4.2 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds.
At September 30, 2024 and December 31, 2023, OFG maintained other non-credit commitments amounting to $17.4 million and $18.9 million, primarily for the acquisition of other investments. Most of these investment funds have a five-year investment period expiring on or before November 2027. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are integrated at our long-term financial plan and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At September 30, 2024 and December 31, 2023, OFG had commitments for capital expenditures in technology amounting to $1.0 million and $7.8 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
OFG expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. Our liquidity risk management practices have allowed us to effectively manage the market volatility in the past, as with the Covid-19 pandemic and the disruption in the banking industry caused by certain high-profile bank failures in 2023. Liquidity has grown from the federal stimulus programs Puerto Rico has received following Hurricane Maria in 2017, the January 2020 earthquakes, the Covid-19 pandemic, and Hurricane Fiona in 2022. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from inflation, recent geopolitical events, and recessionary risk in the US, we continue monitoring our liquidity position, specifically cash on hand to meet customer demands.
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
As of September 30, 2024, OFG had approximately $680.6 million in unrestricted cash and cash equivalents, $921.7 million in investment securities that are not pledged as collateral, $402.8 million in borrowing capacity at the FHLB and a secured line of credit through the FRB discount window with $2.076 billion in loans pledged (borrowing capacity $1.601 billion).

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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2024, OFG’s Board of Directors approved a new $50.0 million stock repurchase program. The new stock repurchase program, which is open-ended, replaces the prior stock repurchase program approved by the Board of Directors in January 2022, which had $17.2 million remaining of its $100.0 million repurchase parameters. Any shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended September 30, 2024, OFG repurchased 2,600 shares for a total of $104 thousand at an average price of $40.02 per share.

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended September 30, 2024, excluding the months of July and September during which no shares were repurchased as part of the stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
8/1/2024 - 8/31/2024	2,600	40.02	2,600	25,614
Total	2,600	$40.02	2,600	$25,614
The estimated remaining number of shares that may be purchased under the current $50 million stock buyback program is estimated at 570,223 and was calculated by dividing the remaining balance of $25.6 million by $44.92 (closing price of OFG common stock at September 30, 2024). OFG did not repurchase any shares of its common stock during the quarter ended September 30, 2024 other than through its publicly announced stock repurchase program.
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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: November 6, 2024
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: November 6, 2024
Maritza Arizmendi Díaz Chief Financial Officer