Form 10-K
period 2024-12-31
OFG BANCORP
filed 2025-02-27
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $1.744 billion as of June 30, 2024 based upon 46,561,532 shares outstanding and the reported closing price of $37.45 on the New York Stock Exchange on that date.
45,393,948 common shares ($1.00 par value per share) outstanding as of January 31, 2025
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement relating to the 2025 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp
FORM 10-K
Year Ended December 31, 2024

FORWARD-LOOKING STATEMENTS
The information included in this annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of OFG Bancorp (“we,” “our,” “us”, the “Company,” or “OFG”), including, but not limited to, statements with respect to the adequacy of the allowance for credit losses (“ACL”), delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on OFG’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
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

•the impacts related to, or resulting from, bank failures and other volatility, including potential increased regulatory and compliance requirements and costs and potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including the Bank, to attract and retain depositors and to borrow or raise capital;

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

PART I
ITEM 1. BUSINESS
General
OFG is a financial holding company headquartered in San Juan, Puerto Rico. OFG is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “BHC Act”) and accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). OFG’s principal subsidiary is Oriental Bank (the “Bank”), an Federal Deposit Insurance Corporation (“FDIC”) insured Puerto Rico commercial bank founded as a federal savings and loan in 1964.

OFG provides comprehensive banking and financial services and solutions to its clients through the Bank and various other subsidiaries, including commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, investment advisory and security brokerage services, as well as corporate trust services. OFG operates through three major business segments: Banking, Wealth Management, and Treasury. OFG provides most of its products and services to clients in Puerto Rico and U.S. Virgin Islands (the “USVI”) and certain loan products in the continental United States. OFG operates through various subsidiaries, including a commercial bank, the Bank, a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), OFG Ventures LLC (“OFG Ventures”), which holds investments, and a commercial lender, OFG USA LLC (“OFG USA”), which is a subsidiary of the Bank. In March 2024, the Bank organized OBPEF LLC (“OBPEF”), as a wholly owned subsidiary of the Bank and a private equity fund under the Puerto Rico Incentives Code, as amended (the “Incentives Code”), whose objective is to provide financing to eligible borrowers, whether in the form of senior or subordinated debt, to support the economic development of Puerto Rico. Most of our subsidiaries are based in San Juan, Puerto Rico and the USVI, except for OFG USA which is organized in Delaware, but operates out of Charlotte, North Carolina, OFG Reinsurance which is based in the Cayman Islands, and OFG Ventures which is based on Delaware. As part of the Company’s ongoing strategic reviews, OFG sold the retirement plan administration business of its subsidiary Oriental Pension Consultants, Inc. (“OPC”) effective as of December 30, 2022, and thereafter ceased its operations.

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
Segment Disclosure
OFG has three reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organizational structure, nature of products, distribution channels and economic characteristics of the products or services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on pre-established annual goals involving different financial parameters such as net income.
For detailed information regarding the performance of OFG’s operating segments, please refer to “Note 28 – Business Segments” in OFG’s accompanying consolidated financial statements.

Banking Activities
The Bank, OFG’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 42 branches throughout Puerto Rico and 2 branches in the USVI. As an FDIC-insured Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, consumer, auto, and mortgage lending, savings and time deposit products, and corporate trust services, and capitalizes on its retail banking network to provide commercial and mortgage lending products to its clients. The Bank has a wholly owned operating subsidiary, OFG USA, which is organized in Delaware but operates out of Charlotte, North Carolina. It also has two international banking entities (each an “IBE”) organized in Puerto Rico pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), a unit operating within the Bank, named Oriental Overseas (the “IBE Unit”), and the other is a wholly owned subsidiary of the Bank, named Oriental International Bank, Inc. (“OIB” or the “IBE Subsidiary”). The IBE Unit and the IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico. In addition, the Bank has a wholly owned subsidiary, OBPEF, which is a private equity fund under the Incentives Code whose objective is to provide financing to eligible borrowers, whether in the form of senior or subordinated debt, to support the economic development of Puerto Rico.
Banking activities include the Bank’s branches and mortgage banking activities with traditional retail banking products such as deposits, commercial loans, consumer loans, auto loans, and mortgage loans. The Bank’s lending activities are primarily with customers located in Puerto Rico and the USVI. The Bank’s lending transactions include a diversified number of industries and activities, all of which are encompassed within four main categories: commercial, consumer, mortgage and auto loans.
OFG’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates Federal Housing Administration (“FHA”) insured mortgages, Veterans Administration (“VA”) guaranteed mortgages, and Rural Housing Service (“RHS”) guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA conforming mortgage loans for issuance of FNMA mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of its mortgage loan portfolio and the GNMA, FNMA and FHLMC pools that it issues or services. The Bank had a subservicing arrangement with a third party for a portion of its acquired loan portfolio that was terminated on May 1, 2023. After such termination, OFG services all of its mortgage loan portfolio.
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
Commercial loans: Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, OFG’s analysis of the credit risk focuses heavily on the borrower’s debt-repayment capacity. Commercial term loans generally have terms from one to five years, may be collateralized by the asset being acquired, real estate, or other available assets, and bear interest rates that float with the prime rate, Secured Overnight Financing Rate (“SOFR”) or another established index, or are fixed for the term of the loan. Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured primarily by real estate, accounts receivables or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with a base rate, the prime rate, SOFR or another established index.
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
Wealth Management Activities
Wealth management activities at OFG are generated by three wholly owned subsidiaries and a division of the Bank. These activities include such businesses as securities brokerage, insurance agency, captive reinsurance, trust services, and other financial services.
Oriental Financial Services, a Puerto Rico limited liability company, is OFG’s subsidiary engaged in securities brokerage and investment advisory activities. Its operations are part of OFG’s strategy of providing retail and institutional clients fully integrated financial solutions. These can include a variety of investment alternatives such as tax-advantaged fixed income securities, mutual funds, stocks, and bonds. It also offers separately managed accounts and mutual fund asset allocation programs sponsored by unaffiliated professional asset managers. These services are designed to meet each client’s individual needs and preferences, including transaction-based pricing and asset-based fee pricing. Oriental Financial Services is a registered securities broker-dealer pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation. Oriental Financial Services does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3). It clears securities transactions through Pershing LLC, a clearing agent that carries the accounts of its customers on a “fully disclosed” basis.
Oriental Insurance, a Puerto Rico limited liability company, is OFG’s subsidiary engaged in insurance agency services in Puerto Rico. Oriental Insurance currently earns commissions by acting as a licensed insurance agent in connection with the issuance of insurance policies by unaffiliated insurance companies and continues to cross market its services to OFG’s existing customer base.
OFG Reinsurance, a Cayman Islands company, is OFG’s subsidiary engaged in the reinsurance business. It reinsures credit insurance policies on consumer loans originated by the Bank, as well as personal accident and health policies underwritten by unaffiliated insurers.
OPC, a Florida corporation, is an OFG subsidiary that was engaged in the administration and servicing of retirement plans in the U.S., Puerto Rico, and the Caribbean. On December 30, 2022, the Bank sold the rights to administer and service the retirement plans of its customers, and Oriental Pension Consultants ceased operations.

Oriental Trust, the Bank’s trust division, provides trustee and paying agent services to retirement plans in Puerto Rico, and provides other corporate trust services.
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
OFG also operates in the USVI through two branches and expects to continue to grow its business in such jurisdiction.
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

As of December 31, 2024, OFG had 2,246 employees, none of which are represented by a collective bargaining group.

Employee Experience and Culture

We believe that maintaining an emotional connection with our employees is key to achieving our vision and results. In our latest annual engagement survey in collaboration with Gallup, Inc. (“Gallup”), we received feedback from 90% of our workforce achieving higher results when compared to local, U.S. and global benchmarks. Our mean score reached 4.09 out of 5.00 in 2024 (an increase of 24 points since 2022) along with an increase in all engagement indicators. OFG also doubled the employee engagement ratio from 3 to 6. To boost OFG's efforts, our leaders are provided with a self-service platform to gain real-time insights, analytics, action planning recommendations, and learning tools to promptly address key areas such as job expectations, recognition, ideas, collaboration, and development.

As a culture driven by results and purpose, we recognize that aligning our employees’ efforts with meaningful outcomes is essential to driving success. We continuously seek to understand how our employees embody our values, connect their purpose to our mission, and how leadership styles impact our business strategy and empower employees to thrive. To achieve this, we conduct culture assessments to understand our current state and its implications on business outcomes. As a result, we are currently strengthening our leadership capabilities, reinforcing core values, and encouraging best practices. This is supported by a communication plan deployed across the organization, along with workshops for leaders, an institutional culture playbook, and intentionally building moments and spaces to promote and facilitate team cohesion and collaboration.

Furthermore, in addition to maintaining the highest levels of business ethics and integrity, OFG ensures compliance with its Code of Business Conduct and Ethics through employee certifications, a whistleblower line, and related procedures.

Talent Development

As an advocate of continuous learning, we believe OFG's culture encourages growth through various programs—training, feedback, coaching, mentoring, and stretch assignments. In 2024, we offered over 350 learning sessions totaling more than 28,000 training hours. We partnered with a global content provider to offer access to over 22,000 online courses for skills development. Leadership development programs, Gallup-based initiatives, and emerging talent programs, including trainee and alumni mentorship programs, further contribute to our talent pool.

OFG also has customer service and sales-service academies provided to client-facing sales and service employees. As part of our skills development strategy, OFG has incorporated business-specific development programs and learning paths related to data science, analytics, and business process excellence. In 2024, and as part of our career growth and development programs, 31% of open positions were filled internally. Moreover, higher performance ratings compared to previous years and aligned with our business results are proof that OFG’s talent is doing their very best to contribute and intentionally live our purpose to make progress possible.

Once a year, a talent review and succession planning process is conducted for senior leaders and presented to our Board of Directors. Besides providing business continuity, the process serves as a tool to drive our diversity and inclusion practices. The process is also carried out for other managerial levels periodically, allowing time to act on the development plans.

In addition, as a highly regulated entity, OFG ensures that its employees are properly trained on company policies and compliance matters, including regulatory compliance and anti-money laundering programs, among others. All employees are required to complete annual online training courses covering all required topics.

Talent Acquisition and Retention

To enhance OFG’s talent ecosystem, the talent acquisition process incorporates a skills-based approach to drive hiring decisions. OFG has leveraged internships and partnerships with universities to enrich recruiting efforts. During 2024, OFG was present at 16 job fairs held in Puerto Rico, USVI, and the US mainland. OFG has also utilized outreach and partnerships with local community resources at different locations such as workforce development agencies, industry groups, and other entities to strengthen OFG’s hiring process and expand the future workforce candidate pool.

OFG monitors employee turnover rates and trends, as we believe that our success depends upon retaining our highly skilled and dedicated talent. OFG’s proactive approach to talent retention includes conducting stay interviews on need basis. On the other hand, exit interviews and termination reasons are analyzed to act on trends and plan future strategies. OFG’s voluntary turnover rate was 10% by the 2024 year-end and continues to show a downward trend when compared to prior years. More than 73% of exits are for non-exempt roles.

We believe that our philosophy of providing highly competitive performance-driven compensation, an employee-centered culture, along with significant opportunities for career growth and development, encourages a high level of employee retention. As of December 31, 2024, OFG’s talent had an average of 11 years of service.

Diversity, Equity, and Inclusion

OFG’s hiring and talent management practices are committed to ensuring a diverse workforce that reflects the makeup of the communities in which it operates. We prepare an annual plan, whereby we identify members of the community that are underrepresented in our workforce. During 2024, our workforce was overall represented by 68% female and 32% male, with balanced representation in the executive team, 50% female and 50% male.

In addition, OFG’s anti-discrimination policy forbids employment decisions, including hiring, promotions, or terminations, based on race, gender, age, sexual orientation, or disability and prohibits harassment in the workplace.

Compensation

Central to our strategy is our compensation program, designed by our Human Resources team and overseen by the Board’s Compensation Committee. The program aligns individual and business performance objectives, ensuring competitiveness with market practices. It aims to attract and retain employees; link pay with performance and align with corporate governance principles. The Board’s Compensation Committee approves compensation of our senior executive management team, taking into account input received from the Compensation Committee’s independent compensation consultant.

The application of our compensation philosophy is supported through program design and communication. It is also presented to the Compensation Committee annually.

We also offer a comprehensive benefits package to all eligible employees. We continuously review our compensation and benefits practices through the participation of market surveys. Last year, OFG participated in 8 compensation surveys. We believe that the results of these surveys and their related metrics facilitate improving and driving pay equity while ensuring our competitiveness.

Wellbeing and Safety

The success of our business is fundamentally connected to the wellbeing of our people. We have a holistic approach to wellbeing that considers five dimensions: physical, social, professional, community, and financial. Our wellness program offers a comprehensive series of onsite and virtual activities throughout the year focused on these dimensions. We offer continuing financial planning education by OFG’s 401(k) plan administrator to assist employees in financial and retirement planning. OFG’s investment in human capital extends to our workforce’s dependents, and during the last ten years, over $600,000 has been awarded to 124 students as part of our university scholarship program for our employee’s dependents.

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
In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of financial or incidental activities, but requires consultation with the US Treasury Department (the “US Treasury”) and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system.
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

The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the OCFI and the FDIC. The Bank is subject to extensive regulation and examination by the OCFI and the FDIC and is subject to the Federal Reserve Board’s regulation of transactions between the Bank and its affiliates. During 2024, the Bank became subject to the Consumer Financial Protection Bureau (the “CFPB”) supervisory and enforcement authority with respect to consumer financial laws. The Bank’s activities in the USVI are also subject to regulation and examination by the USVI Banking Board. The federal and Puerto Rico laws and regulations which are applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board with respect to the control of the money supply and credit availability in order to control inflation in the economy.
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

The Dodd-Frank Act also created a new consumer financial services regulator, the CFPB, empowered to exercise broad rulemaking, supervision, and enforcement authority for a wide range of consumer financial laws previously exercised by federal banking regulators and other agencies. The CFPB’s primary functions include the supervision of “covered persons” (which term is broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. It has primary authority to enforce the federal consumer financial laws, as well as exclusive authority to require reports and conduct examinations for compliance with such laws in the case of any insured depository institution with total assets of more than $10 billion and any affiliate thereof. The CFPB also has broad powers to prescribe rules applicable to a covered person or service provider in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. Although the CFPB has exclusive supervisory authority with respect to federal consumer financial laws, the Dodd-Frank Act does not specify how or when to determine an insured depository institution’s asset size for such purpose. However, pursuant to a supervisory statement issued by the federal banking regulators, including the CFPB, an insured depository institution would become subject to CFPB’s supervisory and enforcement authority with respect to consumer financial laws as a “Large Institution” if it has reported total assets greater than $10 billion in its quarterly reports of condition (call reports) for four consecutive quarters.
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

Under the Dodd-Frank Act, a bank holding company, such as OFG, must serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. This support may be required at times when, absent such requirement, the bank holding company might not otherwise provide such support. This means that OFG is required to commit, as necessary, capital and resources to support the Bank, including at times when OFG may not be in a financial position to provide such resources or when it may not be in OFG’s or its shareholders' best interests to do so. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of OFG..
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
Failure to meet the capital rules could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and the imposition of certain restrictions on its business. As of December 31, 2024, OFG was in compliance with all applicable capital requirements. For more information, please refer to the accompanying consolidated financial statements.
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

The FDIC has the authority to charge special assessments from time to time, including in connection with systematic risk events. For example, in November 2023, the FDIC finalized a rule to recover losses to the FDIC deposit insurance fund as a result of bank failures during the first half of 2023. Under the rule, the FDIC collected a special assessment based on a calculation using an insured depository institution’s estimated amount of uninsured deposits. In particular, the special assessment was imposed on insured depository institutions based on their estimated uninsured deposits in excess of $5 billion at December 31, 2022. Given that OFG had uninsured deposits under $5 billion, this special assessment did not apply to us. However, in the future, there may be additional special assessments imposed on insured depository institutions that may apply to us. It is not yet possible to quantify the scope of any of these actions or the potential impact on our operations.
Brokered Deposits
FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2024, the Bank meets the requirements to be considered a well-capitalized institution and is therefore not subject to these limitations on brokered deposits.
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
OFG has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of OFG’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for OFG; management’s assessment as to the effectiveness of OFG’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of OFG’s internal control over financial reporting. As of December 31, 2024, OFG’s management concluded that its internal control over financial reporting was effective.
Puerto Rico Banking Act
As a Puerto Rico-chartered commercial bank, the Bank is subject to regulation and supervision by the OCFI under the Banking Act, which contains provisions governing the organization of the Bank, rights and responsibilities of directors, officers and stockholders, as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs. In addition, the OCFI is given extensive rulemaking power and administrative discretion under the Banking Act. The OCFI generally examines the Bank at least once every two years.

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At 2024 and 2023, legal surplus amounted to $169.5 million and $151.0 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
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
Puerto Rico Internal Revenue Code
Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”), a corporation pays taxes at a fixed rate of 18.5% (the regular corporate tax) plus a surtax that ranges from 5% for net income subject to surtax not greater than $75,000 to 19% for net income subject to surtax in excess of $275,000. Net income subject to surtax is net income less $25,000. The result is a maximum combined rate of 37.5% under the PR Code for years beginning after December 31, 2018. The Bank and other subsidiaries of OFG are treated as separate taxable corporations and are not entitled to file consolidated returns. The PR Code also provides a dividends-received deduction of 100% on dividends received from “controlled subsidiaries” subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. Net operating losses (“NOLs”) are allowed as a deduction in computing the net income of the taxpayer. The carryover period for NOLs is currently 10 years. Moreover, the amount to be carried over to a particular year is limited to 90% of the net income for the year for regular tax purposes and 70% of the net income for the year for alternative minimum tax (“AMT”) purposes.

International Banking Center Regulatory Act of Puerto Rico
The business and operations of the Bank’s IBE Unit and IBE Subsidiary are subject to supervision and regulation by the OCFI. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the OCFI if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the OCFI (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are generally limited to persons and assets/liabilities located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $525 thousand of unencumbered assets or acceptable financial guarantees in Puerto Rico.
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
Durbin Amendment

The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment”. In the Federal Reserve’s final rules implementing the Durbin Amendment, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets as of the end of the previous calendar year and imposes limits on what banks may charge for debit card interchange fees. OFG’s assets exceeded $10 billion as of December 31, 2023; therefore, beginning on July 1, 2024, the Durbin Amendment reduced OFG’s income from debit card interchange fees. OFG had implemented measures to anticipate the increased regulatory oversight and other requirements that applied as a result of crossing such $10 billion threshold.
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
ECONOMIC AND MARKET CONDITIONS RISK
Most of our business is conducted in Puerto Rico, where economic and government fiscal and liquidity challenges have adversely impacted and may continue to adversely impact us.
Our business is directly affected by economic conditions within Puerto Rico. A significant portion of our credit risk exposure on our loan portfolio is concentrated in Puerto Rico. Thus, our profitability and financial condition may be adversely affected by an extended economic recession, adverse political, fiscal or economic developments in Puerto Rico, all of which could result in a reduction in loan originations, an increase in credit losses and a reduction in the value of our loans and loan servicing portfolio.
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
Our branch network and business are concentrated in Puerto Rico and the USVI, which are susceptible to earthquakes, hurricanes and major storms that affect the local economy and the demand for our loans and financial services, as well as the ability of our customers to repay their loans. Any such natural disasters may further adversely affect Puerto Rico’s and the USVI’s critical infrastructure, which are generally weak and necessitating capital investment. This makes us vulnerable to downturns in Puerto Rico’s and the USVI’s economy as a result of natural disasters, the severity of which could increase as a result of the effects of climate change. Any subsequent earthquakes, hurricanes, major storms or other natural disasters could negatively affect or disrupt our operations and customer base and materially impact our business.

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
Puerto Rico depends on federal disaster relief funds and any prolonged delay in disbursements of such funds could adversely affect the local economy.

The economy of Puerto Rico heavily depends on federal disaster relief funds allocated for recovery from natural disasters. Although significant funding has been approved by the federal government, delays in disbursement and utilization remain a persistent issue. Prolonged delays could hinder economic recovery, reduce infrastructure development, and create uncertainty in the local economy. This dependence on undisbursed funds, coupled with the potential for changes in federal disaster relief policies, poses a risk to economic stability. Any resulting economic downturn could adversely affect our borrowers and depositors, potentially leading to increased credit risk, reduced loan demand, and an overall weakening of the financial environment in which we operate. These factors could have a material adverse effect on our financial condition and results of operations.

Potential adverse effects of political changes may disrupt the economic recovery process in Puerto Rico.

Changes in political administrations in Puerto Rico and the United States introduce uncertainty regarding economic policies and priorities that directly impact Puerto Rico’s recovery efforts. Shifts in leadership at the federal or local level may result in changes to disaster relief funding, infrastructure development initiatives, and economic support programs that are critical to the island’s ongoing recovery and long-term stability. Policy changes, delays, or reduced federal support could disrupt the economic recovery process and negatively affect local businesses, consumer confidence, and public infrastructure. These uncertainties may also heighten credit risks, reduce economic activity, and limit growth opportunities, potentially impacting our financial performance and ability to operate effectively in Puerto Rico.
Changes in interest rates could adversely affect OFG’s results of operations and financial condition.

OFG’s earnings depend substantially on OFG’s interest rate spread, which is the difference between (i) the rates earned on loans, securities, and other earning-assets and (ii) the interest rates paid on deposits and other borrowings. These rates are highly sensitive to many factors beyond OFG’s control, including general economic conditions, inflation, unemployment, money supply, fiscal policies of the U.S. government and regulatory authorities, domestic and international events, as act of war, and events in U.S. and other financial markets. In an effort to address inflation, the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (“FRB”) tightened monetary policy back in 2022 and 2023. During 2024, monetary policy changed, and interest rate cuts were implemented. However, these interest rate cuts were not as frequent as expected, causing market volatility. Actions taken by the Federal Reserve and other central banks are beyond our control and difficult to predict and can affect the value of financial instruments and other assets, such as debt securities and mortgage servicing rights (MSRs), and impact our borrowers, potentially increasing delinquency rates. Furthermore, if market interest rates increase, OFG could have competitive pressure to increase the rates on its deposits, which could result in a decrease of its net interest income and borrowers of variable rate commercial loans may experience difficulties paying their heightened debt service. If market interest rates decline, OFG could experience lower interest income from its variable rate commercial loans and prepayments or refinancing of higher fixed-rate loans. OFG’s earnings can also be impacted by the spread between short-term and long-term market interest rates.

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
Our customers might not repay their loans according to the original terms, and the collateral securing the payment of those loans might be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a materially adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the ACL, we rely on loan quality reviews, past loss experience, expected losses modeling, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our ACL may not be enough to cover losses inherent in our loan portfolio, resulting in additions to the ACL. Material additions to the ACL would materially decrease our net income.
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
From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any such representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of our representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans. During 2024, we repurchased $6.1 million of loans from GNMA and FNMA.
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
The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and industry-wide losses. The market for residential mortgage loan originations in Puerto Rico has remained constant throughout the year. However, a decline in the level of mortgage loans that we may originate in the future could adversely impact our business. In addition, the residential mortgage loan origination business is impacted by home values. There is a risk that a reduction in housing values could negatively impact our loss levels on the mortgage loan portfolio because the value of the homes underlying the loans is a primary source of repayment in the event of foreclosure.

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
GEOPOLITICAL RISK
Global armed conflicts may impact all aspects of our operations, revenues, costs and stock price.

Geopolitical and macroeconomic uncertainty, including military actions and terrorist attacks, have negatively impacted and will continue to have a significant negative impact on the global and United States economies. The uncertainty caused by such events has resulted in considerable volatility in the financial and commodity markets, including through significant increases in the price of oil, natural gas and food and continue putting additional inflationary pressures on central banks, including the FRB. In addition, shifts in political priorities and public policy in key global markets can influence economic conditions in the U.S. and Puerto Rico. In addition, changes in foreign policy, economic sanctions, and regulatory frameworks can alter trade dynamics and investment flows, which could adversely impact the markets in which we operate.

The full impact of ongoing and any future global military actions are not known at this time, but they could result in economic disruption, supply-chain interruptions, heightened volatility in financial and commodity markets, and diminished consumer, business and investor confidence, among others, adversely impacting the financial services industry generally and our business, financial condition, results of operation, and stock price.
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
Our business relies on the secure, successful and uninterrupted functioning of our core banking platforms, information technology, telecommunications, and loan servicing. We outsource some of our major systems, such as customer data and deposit processing, internet and mobile banking, and electronic fund transfer systems. The failure or interruption of such systems, or the termination of a third-party software license or any service agreement on which any of these systems or services is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such systems fail or experience interruptions. In addition, replacing third party service providers could also entail significant delay and expense.
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

We must maintain adequate liquidity and funding sources to support our operations, comply with our financial obligations, finance our digitalization initiatives, fund planned capital distributions and meet regulatory requirements. We rely primarily on core deposits as a low cost and stable source of funding for our lending activities and the operation of our business. Therefore, our funding costs are largely dependent on our ability to maintain and grow our core deposits. As we face substantial competition in attracting and retaining deposits, we have increased our cost of funds by increasing the rates we pay to our depositors to avoid losing deposits. We may also need to rely on more expensive sources of funding if deposits decrease. Furthermore, we have a significant amount of collateralized deposits from the Puerto Rico government, its instrumentalities and municipalities ($1.445 billion, or approximately 15.0% of our total deposits, as of December 31, 2024), of which a $1.2 billion consist of a deposit that will reprice in May 15, 2025, and the amount of these deposits may fluctuate depending on the financial condition and liquidity of these entities, as well as on our ability to maintain these customer relationships. No assurance can be given that any such deposit will be available in the future. If we are unable to maintain or grow our deposits for any reason, we may be subject to paying higher funding costs and our net interest income may decrease.

Consumer protection laws may reduce our noninterest income.
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the CFPB with powers to supervise and enforce federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge non-sufficient funds (“NSF”) fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees. Our failure or the inability to comply with these laws could result in enforcement actions, and significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.
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
Based on our annual goodwill impairment test and our impairment evaluation of intangibles, we determined that no impairment charges were necessary as of December 31, 2024. However, there can be no assurance that future evaluations of such goodwill or intangibles will not result in any impairment charges. Among other factors, any declines in our common stock as a result of macroeconomic conditions and any weakness in the Puerto Rico economy could lead to an impairment of such assets. If such assets become impaired, it could have a negative impact on our results of operations.

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
We operate an IBE unit and an IBE subsidiary pursuant to the IBE Act which provides significant tax advantages, and a wholly owned subsidiary that engages in certain Puerto Rico qualified investing activities that have certain tax advantages under the Incentives Code. The IBEs have an exemption from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage-backed securities. These qualified activities have allowed us to have an effective tax rate below the maximum statutory tax rate. In the past, the Legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to IBEs. For example, Puerto Rico enacted legislation in 2012 under which no new IBEs may be organized and newly organized “international financial entities” are generally subject to a 4% Puerto Rico income tax rate. In the event other legislation is enacted by the Puerto Rico government to eliminate or modify the tax exemption provided to IBEs, the consequences could have a materially adverse impact on our financial results, including an increase in income tax expense and consequently our effective tax rate, adversely affecting our financial condition, results of operations and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management Strategy

OFG has a comprehensive framework in place to assess, identify and manage material risks from cybersecurity threats. Our Information Security Officer (“ISO”) is responsible for overseeing and implementing OFG’s cybersecurity risk management framework as part of our broader Information Security Program approved by our Board. Our cybersecurity risk management framework is integrated into OFG’s broader risk management system with a focus on monitoring key risk indicators within a defined risk tolerance set by our Board.

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

Pursuant to our cybersecurity risk management framework, our Information Security team develops an annual information security awareness plan to educate employees as to OFG’s standards, processes and practices with respect to information security, potential cybersecurity threats and proper use of information security resources entrusted to them, with the goal of minimizing possible employee security risks. Our Information Security team engages third-party consultants to assist us in the evaluation of our cybersecurity risk management practices to identify risks, perform social engineering exercises, and provide annual cybersecurity training.

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

Our ISO, under the supervision of our Chief Risk Officer, leads the development and implementation of the Information Security Program. In addition, our Information Technology Department (“IT”) also has a dedicated cybersecurity team under the supervision of our Chief Information Officer. Members of our Information Security and IT cybersecurity teams have over 50 years of combined experience in information technology systems and cybersecurity risk management and include a team member that has a ISACA Certified Information Systems Auditor certification and two team members each with a master’s degree in cybersecurity.

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
ITEM 2. PROPERTIES
At December 31, 2024, OFG owns a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan, Puerto Rico, known as “Oriental Center”, where its executive offices are located. OFG operates a full-service branch at the plaza level and its centralized units and subsidiaries occupy approximately 99% of the office floor space. Approximately 1% of the office space is leased to outside tenants.
In addition, at December 31, 2024, the Bank owns three branch premises and leases thirty-nine branch locations throughout Puerto Rico and owns two branch premises in the USVI.
The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.
At 2024, the aggregate future rental commitments under the terms of its leases, exclusive of taxes, insurance and maintenance expenses payable by OFG, was approximately $21.4 million.
OFG’s investment in premises and equipment, exclusive of leasehold improvements at 2024, was $174.7 million, gross of accumulated depreciation.
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
As of December 31, 2024, OFG had approximately 19,470 holders of record of its common stock, including all directors and officers of OFG, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.
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
The cumulative total stockholder return was obtained by dividing (a) the sum of (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2019, and (ii) the difference between the share price at the beginning and the end of the measurement period, by (b) the share price at the beginning of the measurement period.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

Total Return Performance
OFG Bancorp
Russell 2000 Index
S&P US BMI Banks Index
Index Value
225
200
175
150
125
100
75
50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024

Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
OFG Bancorp	100.00	80.21	116.81	124.45	174.51	202.10
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
S&P US BMI Banks Index	100.00	87.24	118.61	98.38	107.32	143.68
Dividends
You can find dividend information concerning our common stock in Table 17 of Item 7 in this annual report on Form 10-K and our Consolidated Statements of Shareholders’ Equity in our consolidated financial statements accompanying this annual report on Form 10-K. For information on dividend restrictions, see “Dividend Restrictions” under “Regulation and Supervision” in Item 1 of this annual report on Form 10-K and “Note 29 – OFG Bancorp (Holding Company Only) Financial Information” to our consolidated financial statements included herein.
Equity Based Compensation
For information about the securities remaining available for issuance under our equity-based plans, refer to Part III, Item 12 of this annual report on Form 10-K.
Repurchase of Common Stock
Refer to “Recent Developments-Capital Actions” in Part II, Item 7 of this annual report on Form 10-K for information regarding OFG's common stock repurchase programs.
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
10/1/2024 - 10/31/2024	660,969	$40.41	660,969	$48,907
11/1/2024 - 11/30/2024	151,110	40.88	151,110	42,730
12/1/2024 - 12/31/2024	307,535	42.45	307,535	29,676
Total	1,119,614	$41.03	1,119,614	$29,676
The estimated remaining number of shares that may be purchased under the current $50.0 million stock buyback programs is estimated at 701,236 and was calculated by dividing the remaining balance of $29.7 million by $42.32 (closing price of OFG common stock at December 31, 2024). OFG did not repurchase any shares of its common stock during the quarter ended December 31, 2024 other than through its publicly announced stock repurchase program.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with “Note about Forward-Looking Statements,” Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors,” and our consolidated financial statements and related notes included under Item 8 of this annual report on Form 10-K. We have omitted discussion of 2022 results where it would be redundant to the discussion previously included in Item 7 of our 2023 annual report on Form 10-K. For our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 annual report on Form 10-K.

RECENT DEVELOPMENTS
Capital Actions
2024 Capital Actions
In January 2024, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend to $0.25 per common share from $0.22 per share, beginning in the quarter ending March 31, 2024. The Board of Directors also approved a new $50.0 million stock repurchase program. The new open-ended stock repurchase program replaced the prior stock repurchase program, which had been approved by the Board of Directors in January 2022 and had $17.2 million remaining of its $100.0 million repurchase parameters. In October 2024, OFG announced that its Board of Directors approved a new $50.0 million stock repurchase program, in addition to the stock repurchase program approved in January 2024. The October stock repurchase program is also open-ended. During 2024, OFG repurchased 1,791,414 shares for a total of $70.3 million at an average price of $39.26 per share.
Announcement of Forthcoming 2025 Capital Actions
In January 2025, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend to $0.30 per common share from $0.25 per share, beginning in the quarter ending March 31, 2025.
Economic Conditions
We believe that Puerto Rico’s economy continues to demonstrate resiliency and growth and its private sector, including business investments and infrastructure projects, is expanding. The Puerto Rico Economic Activity Index, as published by the Economic Development Bank for Puerto Rico, registered 126.4 points in November 2024, which represents a decrease of 1.1% when compared to the same period of the previous year. However, according to the data published by the Economic Development Bank for Puerto Rico, wages are rising, and labor participation is increasing. Total non-farm payroll employment averaged 967 thousand jobs in November 2024, equivalent to an increase of 0.4% on a month-over-month basis, and an annual increase of 1.7%. The inflow of federal stimulus and reconstruction funds for rebuilding infrastructure has continued, and we believe this inflow will stimulate the local economy. Nevertheless, OFG continues to pay attention to the potential impact of prolonged high market interest rates, inflation trends, new mainland economic policies, delays in disaster relief funding disbursements and other economic factors, and global conflicts, all of which could impact our business and results of operations.
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

OFG applied a discounted cash flow (“DCF”) method for non-purchased credit deteriorated loans (“non-PCD”) and an undiscounted cash flow (“UDCF”) method for purchased credit deteriorated (“PCD”) loans to determine the ACL for loans collectively measured for impairment, except for credit cards and overdrafts which utilize a remaining life methodology. For non-PCD, the expected cash flows are calculated for each loan and discounted using the effective yield. The discounted amount of expected cash flows is compared to the amortized cost, and any shortfall is recorded as a reserve. For PCD loans, the expected cash flows are calculated for each loan pool, pool reserve is calculated by aggregating total loss from the UDCF. Expected cash flows are resulted from applying the probability of default (“PD”), loss given default (“LGD”), and exposure at default (“EAD”). For the EAD, OFG uses a prepayment model that projects prepayments over the life of the loans.

Management’s judgment is required in selecting the macroeconomic scenarios and the weighting of the economic scenarios, which consist of baseline and moderate recession scenarios. As of December 31, 2024, management gave more weight to the baseline scenario, except for the US loan segment where the moderate recession scenario was given a greater weight. Management selects the macroeconomic forecast that is most reflective of expectations at that point in time. The applicability of qualitative adjustments includes adjustments of inherent risk not captured by the quantitative model.

OFG’s sensitivity analysis does not represent management’s view of expected credit losses at December 31, 2024. OFG evaluated sensitivities by applying 100% weight to baseline and moderate recession scenarios. The impact of assigning a 100% weight to the baseline scenario was a hypothetical decrease of 2% to the collective ACL, and the impact of assigning a 100% weight to the moderate recession scenario was a hypothetical increase of 3% to the collective ACL. These hypothetical sensitivities do not incorporate the impact of management’s judgment for qualitative factors applied in the current ACL for loans. It is possible that others performing similar sensitivity analyses could reach different conclusions or results. The sensitivity analysis excludes the ACL for off-balance sheet credit exposures.

For a detailed description of the principal factors used to determine the ACL related to loans collectively evaluated for impairment and for the principal enhancement’s management made to its methodology, please refer to “Note 1– Summary of Significant Accounting Policies” and “Note 5 – Loans” to the consolidated financial statements.

FINANCIAL HIGHLIGHTS

We believe that the quarter and year ended December 31, 2024, reflected solid performance with strong financial results. The fourth quarter of 2024 earnings-per-share (“EPS”) diluted increased 11.2% year-over-year. 2024 EPS diluted increased 10.4% year-over-year. We demonstrated consistent and excellent operational execution on our plans, with our Digital First strategy helping to grow our banking franchise and market share. Results also benefited from lower taxes, and we bought back 1.8 million shares in 2024. We believe that this is a great way to conclude the celebration of our 60th year in business bringing progress to all our stakeholders.
Year Ended 2024:
Earnings per share diluted was $4.23 compared to $3.83 in 2023. Total net income of $198.2 million compared to $181.9 million in 2023.

Fourth Quarter of 2024:

Earnings per share diluted was $1.09 compared to $1.00 in the third quarter of 2024 and $0.98 in the fourth quarter of 2023. Net income of $50.3 million compared to $47.0 million in the third quarter of 2024 and $46.6 million in the fourth quarter of 2023.

Performance metrics: Net interest margin of 5.40%, return on average assets of 1.75%, return on average stockholders’ equity of 15.43%, and efficiency ratio of 54.82%.

Total Interest Income of $190.2 million compared to $189.0 million in the third quarter of 2024 and $176.2 million in the fourth quarter of 2023. Compared to the third quarter of 2024, the fourth quarter of 2024 increased $1.1 million, primarily reflecting higher balances and higher yields on investment securities, higher loan balances, $0.7 million accretion for commercial loan prepayments, and reduced interest income from cash.
Total Interest Expense of $41.0 million compared to $41.2 million in the third quarter of 2024 and $32.7 million in the fourth quarter of 2023. Compared to the third quarter of 2024, the fourth quarter of 2024 decreased $0.1 million, primarily reflecting slightly lower average balances and costs of core deposits and higher average balances of borrowings and brokered deposits.
Total Banking and Financial Service Revenues of $32.8 million compared to $26.3 million in the third quarter of 2024 and $32.1 million in the fourth quarter of 2023. Compared to the third quarter of 2024, the fourth quarter of 2024 included $2.1 million annual insurance commission recognition, $4.8 million favorable MSR valuation, and $0.8 million from the August 2024 acquisition of a Puerto Rico residential mortgage servicing portfolio.
Total Provision for Credit Losses of $30.2 million compared to $21.4 million in the third quarter of 2024 and $19.7 million in the fourth quarter of 2023. The fourth quarter of 2024 primarily reflected $18.1 million for increased loan volume, $7.6 million for a specific reserve related to four U.S. commercial loans, and $2.6 million recovery from the sale of auto and consumer loans. The fourth quarter of 2024 also included $5.7 million qualitative adjustment to account for uncertainty of recent increasing auto delinquency trends that the model does not fully capture.

Credit Quality: Net charge-offs (“NCOs”) of $15.9 million (0.82% of average loans) compared to $17.1 million (0.90%) in the third quarter of 2024 and $16.3 million (0.88%) in the fourth quarter of 2023. NCOs benefited from the above-mentioned sale of auto and consumer loans. The fourth quarter of 2024 early and total delinquency rates were 2.95% and 4.38%, respectively. The nonperforming loan rate was 1.06%.
Total Non-Interest Expense of $99.7 million compared to $91.6 million in the third quarter of 2024 and $94.1 million in the fourth quarter of 2023. Compared to the third quarter of 2024, the fourth quarter of 2024 included $3.4 million in early retirement and business rightsizing, $1.4 million in annual performance incentives assessment, and the absence of $2.3 million credit and debit card processing contract renewal rebate that was recorded in the third quarter of 2024.
Income Tax Expense of $2.4 million compared to $14.8 million in the third quarter of 2024 and $21.8 million in the fourth quarter of 2023. The fourth quarter of 2024 decreased due to a reduction in the 2024 Effective Tax Rate (“ETR”) for higher than previously forecasted business activities with preferential tax treatment and $2.3 million of discrete benefit in the fourth quarter of 2024. ETR was 21.9% for the year ended 2024 compared to 31.4% for 2023. Excluding discrete items, ETR was 24.0% for the year ended 2024 compared to 32.1% for 2023.
Loans Held for Investment of $7.79 billion compared to $7.75 billion in the third quarter of 2024 and $7.53 billion in the fourth quarter of 2023. Compared to the third quarter of 2024, the fourth quarter of 2024 loans increased 0.5%, reflecting growth in auto, consumer and U.S. commercial loans, and repayments of Puerto Rico commercial and residential mortgage loans. Year over year, loans increased 3.4%.
New Loan Production of $609.0 million compared to $572.2 million in the third quarter of 2024 and $663.9 million in the fourth quarter of 2023. Compared to the third quarter of 2024, the fourth quarter of 2024 reflected increases in Puerto Rico commercial, auto and residential mortgage lending, partially offset by a decrease in U.S. commercial and Puerto Rico consumer lending.
Total Investments of $2.72 billion compared to $2.61 billion in the third quarter of 2024 and $2.69 billion in the fourth quarter of 2023. The fourth quarter of 2024 primarily reflected purchases of $264 million of mortgage-backed securities (“MBS”) yielding 5.3%, partially offset by MBS repayments of $103 million.
Customer Deposits of $9.45 billion compared to $9.53 billion in the third quarter of 2024 and $9.60 billion in the fourth quarter of 2023. Compared to the third quarter of 2024, the fourth quarter of 2024 reflected a decline in government deposits and increases in commercial and retail deposits.
Total Borrowings and Brokered Deposits of $557.2 million compared to $346.5 million in the third quarter of 2024 and $363.0 million in the fourth quarter of 2023.
Cash and Cash Equivalents of $591.1 million compared to $680.6 million in the third quarter of 2024 and $748.2 million in the fourth quarter of 2023.
Share Buybacks: $45.9 million of common shares were acquired in the fourth quarter of 2024, leaving $29.7 million in remaining repurchase authorization as of December 31, 2024.
Capital: CET1 ratio was 14.26% compared to 14.37% in the third quarter of 2024 and 14.12% in the fourth quarter of 2023. The Tangible Common Equity ratio was 10.13% compared to 10.72% in the third quarter of 2024 and 9.68% in the fourth quarter of 2023. Tangible Book Value per share was $25.43 compared to $26.15 in the third quarter of 2024 and $23.13 in the fourth quarter of 2023. Tangible Book Value per share reflected the above-mentioned share buybacks and lower other comprehensive income.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Year Ended December 31,
	2024	2023	2022
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$750,277	$648,880	$515,573
Interest expense	161,837	88,010	33,493
Net interest income	588,440	560,870	482,080
Provision for credit losses	82,251	60,638	24,119
Net interest income after provision for credit losses	506,189	500,232	457,961
Non-interest income	123,249	128,381	131,690
Non-interest expenses	375,690	363,365	345,546
Income before taxes	253,748	265,248	244,105
Income tax expense	55,578	83,376	77,866
Net income available to common shareholders	$198,170	$181,872	$166,239
PER SHARE DATA:
EPS Basic	$4.25	$3.85	$3.46
EPS Diluted	$4.23	$3.83	$3.44
Average common shares outstanding	46,637	47,258	48,033
Average common shares outstanding and equivalents	46,902	47,552	48,436
Cash dividends declared per common share	$1.00	0.88	0.70
Cash dividends declared on common shares	$46,931	41,853	33,593
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.75%	1.79%	1.64%
Return on average equity (ROE)	15.78%	16.37%	15.95%
Return on average tangible common stockholders’ equity (non-GAAP, see Table 18)	17.17%	18.14%	17.98%
Efficiency ratio	52.94%	53.22%	56.85%
Interest rate spread	5.29%	5.71%	5.02%
Interest rate margin	5.43%	5.79%	5.05%

	December 31,
	2024	2023	2022
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,720,277	$2,686,770	$1,971,522
Loans, net	7,633,831	7,401,618	6,723,236
Total investments and loans	$10,354,108	$10,088,388	$8,694,758
Deposits and borrowings
Deposits	$9,604,786	$9,762,169	$8,568,364
Securities sold under agreements to repurchase	75,222	—	—
Advances from FHLB and other borrowings	325,952	200,770	27,034
Total deposits and borrowings	$10,005,960	$9,962,939	$8,595,398
Stockholders’ equity
Common stock	59,885	59,885	59,885
Additional paid-in capital	639,786	638,667	636,793
Legal surplus	169,537	150,967	133,901
Retained earnings	771,993	639,324	516,371
Treasury stock, at cost	(296,991)	(228,350)	(211,135)
Accumulated other comprehensive loss	(89,839)	(67,013)	(93,409)
Total stockholders’ equity	$1,254,371	$1,193,480	$1,042,406
Per share data
Book value per common share	$27.60	$25.36	$21.91
Tangible book value per common share (non-GAAP, see Table 18)	$25.43	$23.13	$19.56
Market price	$42.32	$37.48	$27.56
Capital ratios
Leverage capital	10.93%	11.03%	10.36%
Common equity Tier 1 capital	14.26%	14.12%	13.64%
Tier 1 risk-based capital	14.26%	14.12%	13.64%
Total risk-based capital	15.52%	15.37%	14.89%
Financial assets managed
Trust assets managed	$2,262,446	$2,511,880	$2,334,672
Broker-dealer assets managed	2,246,884	2,446,281	2,172,116
Total assets managed	$4,509,330	$4,958,161	$4,506,788

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for 2024 and 2023.
TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Interest		Average rate		Average balance
	2024	2023	2024	2023	2024	2023
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$750,277	648,880	6.93%	6.70%	$10,829,907	$9,688,019
Tax equivalent adjustment	16,740	16,061	0.15%	0.17%	—	—
Interest-earning assets - tax equivalent	767,017	664,941	7.08%	6.87%	10,829,907	9,688,019
Interest-bearing liabilities	161,837	88,010	1.64%	0.99%	9,866,641	8,903,725
Tax equivalent net interest income / spread	605,180	576,931	5.44%	5.88%	963,266	784,294
Tax equivalent interest rate margin			5.59%	6.05%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	105,086	62,730	4.06%	3.23%	2,591,101	1,940,776
Interest bearing cash and money market investments	31,589	31,406	5.16%	5.02%	611,976	626,067
Total investments	136,675	94,136	4.27%	3.67%	3,203,077	2,566,843
Non-PCD loans
Mortgage loans	32,981	34,442	5.67%	5.54%	581,907	621,382
Commercial loans	232,884	201,260	7.89%	7.69%	2,941,763	2,617,240
Consumer loans	77,576	70,197	11.55%	11.42%	671,859	614,902
Auto loans	206,289	176,144	8.53%	8.30%	2,417,580	2,122,997
Total Non-PCD loans	549,730	482,043	8.31%	8.07%	6,613,109	5,976,521
PCD loans
Mortgage loans	55,199	60,434	6.24%	6.16%	884,621	980,564
Commercial loans	8,445	11,764	6.62%	7.35%	127,509	160,001
Consumer loans	77	109	12.09%	14.99%	637	727
Auto loans	151	394	15.87%	11.72%	954	3,363
Total PCD loans	63,872	72,701	6.30%	6.35%	1,013,721	1,144,655
Total loans (1)	613,602	554,744	8.05%	7.79%	7,626,830	7,121,176
Total interest-earning assets	$750,277	$648,880	6.93%	6.70%	$10,829,907	$9,688,019

	Interest		Average rate		Average balance
	2024	2023	2024	2023	2024	2023
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	78,362	25,710	2.31%	1.03%	3,399,476	2,489,560
Savings accounts	18,843	17,727	0.93%	0.80%	2,027,746	2,214,256
Time deposits	46,482	25,225	2.93%	1.92%	1,585,427	1,315,745
Total core deposits	143,687	68,662	2.04%	0.86%	7,012,649	6,019,561
Brokered deposits	2,065	2,020	4.63%	5.16%	44,555	39,100
	145,752	70,682	2.07%	1.17%	7,057,204	6,058,661
Non-interest bearing deposits	—	—	—%	—%	2,556,518	2,590,523
Fair value premium and core deposit intangible amortizations	4,528	5,283	—%	—%	—	—
Total deposits	150,280	75,965	1.56%	0.88%	9,613,722	8,649,184
Borrowings:
Securities sold under agreements to repurchase	542	3,306	4.81%	5.55%	11,270	59,541
Advances from FHLB and other borrowings	11,015	8,739	4.56%	4.48%	241,649	195,000
Total borrowings	11,557	12,045	4.57%	4.73%	252,919	254,541
Total interest-bearing liabilities	161,837	88,010	1.64%	0.99%	9,866,641	8,903,725
Net interest income / spread	$588,440	$560,870	5.29%	5.71%
Interest rate margin			5.43%	5.79%
Excess of average interest-earning assets over average interest-bearing liabilities					$963,266	$784,294
Average interest-earning assets to average interest-bearing liabilities ratio					109.76%	108.81%

(1) Includes loans HFS and excludes ACL. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$22,920	$19,436	$42,356
Interest-bearing cash and money market investments	(738)	921	183
Loans	45,643	13,215	58,858
Total interest income	67,825	33,572	101,397
Interest Expense:
NOW accounts	12,076	40,576	52,652
Savings accounts	(1,579)	2,695	1,116
Time deposits	8,508	12,749	21,257
Brokered deposits	266	(221)	45
Fair value premium and core deposit intangible amortizations	—	(755)	(755)
Securities sold under agreements to repurchase	(2,373)	(391)	(2,764)
Advances from FHLB and other borrowings	2,125	151	2,276
Total interest expense	19,023	54,804	73,827
Net Interest Income	$48,802	$(21,232)	$27,570
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
Comparison of the years ended December 31, 2024 and 2023
Net interest income of $588.4 million increased by $27.5 million from $560.9 million. Tax equivalent basis net interest income of $605.2 million increased $28.3 million, or 4.9%, from $576.9 million.
Interest rate spread decreased by 42 basis points to 5.29% from 5.71% and net interest margin decreased 36 basis points to 5.43% from 5.79%. This reflects an increase of 23 and 65 basis points, respectively, in the total average yield of interest-earning assets and the average cost of interest-bearing liabilities.
Net interest income was positively impacted by:
•A $58.9 million increase in interest income from loans driven by higher interest income from: (i) commercial loans of $28.3 million, primarily related to the upward repricing of variable rate commercial loans, increased yields on new loans originated during 2024, and higher average balance; (ii) auto loans of $29.9 million reflecting higher originations during 2024; and (iii) consumer loans of $7.3 million mainly due to an increase of $56.9 million in the average balance of this portfolio. These increases were partially offset by a decrease of $6.7 million in interest income from mortgage loans due to a reduction of $135.4 million in the average balance of this portfolio, mainly from regular paydowns and the securitization and sale of conforming loans; and
•A $42.4 million increase in interest income from investment securities, primarily due to the acquisition of higher-yield investment securities in 2023 and 2024. Purchases contributed to higher average volume of $650.3 million, which resulted in an increase in interest income of $22.9 million, and higher yield by 83 basis points, which contributed to the increase in net interest income of $19.4 million.
These increases were partially offset by higher interest expense of $73.8 million from interest paid on: (i) deposits of $74.3 million due to higher average cost of total deposits of 68 basis point and (ii) borrowings of $0.5 million reflecting FHLB advances taken in late 2023 and during 2024 and new securities under agreements to repurchase in late 2024.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2024	2023	Variance %
	(In thousands)
Banking service revenue	$66,923	$70,078	(4.5)%
Wealth management revenue	35,622	32,990	8.0%
Mortgage banking activities	18,636	18,787	(0.8)%
Total banking and financial service revenue	121,181	121,855	(0.6)%
Net loss on sale of securities	(7)	(1,149)	(99.4)%
Other non-interest income	2,075	7,675	(73.0)%
Total non-interest income	$123,249	$128,381	(4.0)%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains or losses on sales of assets.
Comparison of the years ended December 31, 2024 and 2023
OFG's non-interest income of $123.2 million decreased by $5.2 million from $128.4 million.
Non-interest income was mainly impacted by the following decreases:
•A $3.2 million decrease in banking service revenues related to: (i) $3.6 million in reduced interchange fees mainly due to the implementation of Durbin Amendment that took effect in July 1, 2024 and (ii) lower fees on deposits of $923 thousand from lower maintenance and overdrawn fees, offset by higher merchant income of $1.2 million resulting from a higher volume of transactions and migration of USVI merchant activity; and
•A $6.3 million gain on the sale of commercial non-performing loans HFS in 2023.
These decreases were offset by:
•A $2.6 million increase in wealth management revenue primarily reflecting: (i) $1.4 million in broker-dealer fees related to higher investment advisory service fees and mutual funds retailer fees, (ii) $813 thousand in insurance income related to higher income from annuities and (iii) an increase in trust fees of $449 thousand due to higher trustee-only fees; and
•A $1.1 million loss associated with the sale of a $149.4 million short-term US treasury note AFS in 2023.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2024	2023	Variance %
	(In thousands)
Compensation and employee benefits	$159,710	$155,827	2.5%
Occupancy, equipment and infrastructure costs	59,123	59,235	(0.2)%
Electronic banking charges	42,816	41,336	3.6%
Information technology expenses	27,582	27,162	1.5%
Professional and service fees	18,876	18,764	0.6%
Taxes, other than payroll and income taxes	13,949	12,968	7.6%
Insurance	11,252	10,494	7.2%
Loan servicing and clearing expenses	7,935	7,774	2.1%
Advertising, business promotion, and strategic initiatives	9,714	8,743	11.1%
Communication	4,551	4,678	(2.7)%
Printing, postage, stationery and supplies	3,816	3,338	14.3%
Foreclosed real estate and other repossessed assets expenses, net of (income)	3,012	(405)	843.7%
Other	13,354	13,451	(0.7)%
Total non-interest expenses	$375,690	$363,365	3.4%
Relevant ratios and data:
Efficiency ratio	52.94%	53.22%
Compensation and benefits to non-interest expense	42.51%	42.88%
Compensation to average total assets owned	1.41%	1.53%
Number of employees end of year	2,246	2,248
Average number of employees	2,235	2,258
Average compensation per employee (in thousands)	$71.45	$69.01
Average loans per average employee	$3,412	$3,154
Non-Interest Expense
Comparison of the years ended December 31, 2024 and 2023
Non-interest expense was $375.7 million, representing an increase of 3.4%, or $12.3 million, compared to $363.4 million. The increase in non-interest expense was mainly due to:
•Increase in compensation and employee benefits of $3.9 million primarily reflecting: (i) $3.4 million in early retirement and business rightsizing and (ii) higher salaries and benefits, including payroll taxes.
•Increase in foreclosed real estate and other repossessed assets expenses, net of income, of $3.4 million primarily reflecting $2.6 million in lower gain on sale of foreclosed real estate due to lower volume of properties sold and $1.4 million unfavorable valuation adjustments;
•Increase in electronic banking charges of $1.5 million mainly due to debit and credit card expenses;
•Increase in taxes, other than payroll and income taxes, of $981 thousand related to higher municipal taxes recorded during 2024;
•Increase in advertising, business promotion, and strategic initiatives of $971 thousand due to higher expenses related to digital adoption strategy;
•Increase in insurance expenses of $758 thousand mainly related to higher FDIC deposit insurance assessment as a result of the Bank exceeding $10 billion in assets.

The efficiency ratio was 52.94%, an improvement from 53.22%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains (losses) on the sale of investment securities, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that were excluded from the efficiency ratio computation for years ended December 31, 2024 and 2023 amounted to $2.1 million and $6.5 million, respectively.
Provision for Credit Losses
Comparison of the years ended December 31, 2024 and 2023
Provision for credit losses increased $21.7 million to $82.3 million from $60.6 million. The provision for credit losses for 2024 reflected a provision of $60.2 million related to growth in loan balance, $12.6 million from the loss rate model and $13.4 million related to commercial-specific loan reserves, including $8.6 million in the US commercial loan portfolio, which was offset by a $6.0 million release from the economic model. It also included a $5.7 million qualitative adjustment to account for uncertainty of recent increasing auto delinquency trends that the model does not fully capture, net of a $2.7 million reserve release mainly due to an improved U.S. macroeconomic perspective earlier in the year.

The provision for credit losses for 2023 reflected a provision of $42.6 million related to the growth in loan balances, a provision of $13.1 million related to commercial-specific loan reserves, mainly in the US commercial loan portfolio, and $4.8 million associated with qualitative adjustments mostly to the auto loan and US commercial loan portfolios.
Income Tax Expense
Comparison of the years ended December 31, 2024 and 2023
Income tax expense decreased by $27.8 million to $55.6 million from $83.4 million. OFG’s ETR was 21.9% in 2024 compared to 31.4% in 2023. The decrease is mainly related to higher actual and forecasted business activities with preferential tax treatment under the Puerto Rico tax code, coupled with discrete benefits of $5.4 million, mainly related to a return to provision adjustment of $2.3 million, tax credit discount benefits of $1.6 million and $1.2 million from stock compensation vested during 2024.
Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on net income. OFG’s methodology for allocating expenses for corporate services among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for 2024 and 2023.

TABLE 4 - BUSINESS SEGMENTS
	Year Ended December 31, 2024
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$619,328	$26	$134,970	$754,324	$(4,047)	$750,277
Interest expense	(147,661)	—	(18,223)	(165,884)	4,047	(161,837)
Net interest income	471,667	26	116,747	588,440	—	588,440
(Provision for) recapture of credit losses	(82,436)	—	185	(82,251)	—	(82,251)
Non-interest income, net	86,720	36,522	7	123,249	—	123,249
Non-interest expense:
Compensation and employee benefits	(149,194)	(9,527)	(989)	(159,710)	—	(159,710)
Occupancy, equipment and infrastructure costs	(37,407)	(721)	(121)	(38,249)	—	(38,249)
Depreciation and amortization of premises and equipment	(20,807)	(48)	(19)	(20,874)	—	(20,874)
Electronic banking charges	(42,816)	—	—	(42,816)	—	(42,816)
Information technology expenses	(27,394)	(187)	(1)	(27,582)	—	(27,582)
Professional and service fees	(15,804)	(2,875)	(197)	(18,876)	—	(18,876)
Loan servicing and clearing expenses	(5,937)	(1,455)	(543)	(7,935)	—	(7,935)
Amortization of other intangible assets	(1,385)	—	—	(1,385)	—	(1,385)
Intersegment expenses	3,518	(2,121)	(1,397)	—	—	—
Other	(56,173)	(1,720)	(370)	(58,263)	—	(58,263)
Total non-interest expense	(353,399)	(18,654)	(3,637)	(375,690)	—	(375,690)
Income before income taxes	$122,552	$17,894	$113,302	$253,748	$—	$253,748
Income tax expense	(55,402)	(10)	(166)	(55,578)	—	(55,578)
Net income	$67,150	$17,884	$113,136	$198,170	$—	$198,170
Total assets	$9,513,074	$34,219	$3,192,845	$12,740,138	$(1,239,404)	$11,500,734

	Year Ended December 31, 2023
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$567,809	$28	$95,477	$663,314	$(14,434)	$648,880
Interest expense	(73,480)	—	(28,964)	(102,444)	14,434	(88,010)
Net interest income	494,329	28	66,513	560,870	—	560,870
Provision for credit losses	(60,255)	—	(383)	(60,638)	—	(60,638)
Non-interest income, net	97,099	32,433	(1,151)	128,381	—	128,381
Non-interest expenses
Compensation and employee benefits	(147,241)	(7,627)	(959)	(155,827)	—	(155,827)
Occupancy, equipment and infrastructure costs	(38,251)	(484)	(112)	(38,847)	—	(38,847)
Depreciation and amortization of premises and equipment	(20,315)	(50)	(23)	(20,388)	—	(20,388)
Electronic banking charges	(41,336)	—	—	(41,336)	—	(41,336)
Information technology expenses	(26,946)	(204)	(12)	(27,162)	—	(27,162)
Professional and service fees	(15,878)	(2,646)	(240)	(18,764)	—	(18,764)
Loan servicing and clearing expenses	(5,806)	(1,417)	(551)	(7,774)	—	(7,774)
Amortization of other intangible assets	(1,615)	—	—	(1,615)	—	(1,615)
Intersegment expenses	1,641	(1,011)	(630)	—	—	—
Other	(47,100)	(2,999)	(1,553)	(51,652)	—	(51,652)
Total non-interest expense	(342,847)	(16,438)	(4,080)	(363,365)	—	(363,365)
Income before income taxes	$188,326	$16,023	$60,899	$265,248	$—	$265,248
Income tax expense	(83,242)	(34)	(100)	(83,376)	—	(83,376)
Net income	$105,084	$15,989	$60,799	$181,872	$—	$181,872
Total assets	$9,154,201	$38,261	$3,304,204	$12,496,666	$(1,152,213)	$11,344,453
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $278.4 million and $300.3 million at December 31, 2024 and 2023, respectively, to fund Oriental Overseas operations is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The decrease in interest income and interest expense from the prior year period was mainly as a result of lower interest rate and average balance.

Comparison of years ended December 31, 2024 and 2023
Banking
OFG’s banking segment net income before taxes decreased by $65.8 million from $188.3 million to $122.6 million, mainly due to:
•Increase of $74.2 million in interest expense mainly related to higher costs of deposits, reflecting a $1.2 billion deposit from an existing long-standing Puerto Rico government client received in December 2023 with a variable interest rate;
•Increase of $(22.2) million in provision for credit losses, mainly due to growth in loan balances;
•Increase of $10.6 million in non-interest expenses, mainly due to: (i) $3.4 million increase in foreclosed real estate and other repossessed assets expenses, net of income, due to unfavorable valuation adjustments and lower gain on sale of foreclosed real estate from decrease in sales volume; (ii) increase in compensation and employee benefits of $2.0 million due to higher salaries and benefits, including payroll taxes and (iii) increase in electronic banking charges of $1.5 million mainly due to debit and credit card expenses;
•Decrease of $10.4 million in interest income related to Oriental Overseas’ time deposit from the Bank to fund its operations, which is eliminated in the consolidation, mainly as a result of lower interest rates and average balance in the current period; and
•Decrease of $10.4 million in non-interest income, mainly from $3.6 million in reduced interchange fees due to the implementation of Durbin Amendment that took effect in July 1, 2024 and a $6.3 million gain on the sale of commercial non-performing loans HFS during 2023.
The decrease in the banking segment’s net income was partially offset by:
•Increase of $58.9 million in interest income from loans, driven by increased yields on higher loan balances.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage, and insurance and reinsurance activities. Net income before taxes from this segment increased from $16.0 million to $17.9 million, mainly from higher non interest income of $4.1 million, mainly related to higher broker-dealer fees from investment advisory service fees and mutual funds retailer fees, higher insurance income from annuities, and an increase in trustee-only fees, partially offset by higher salaries and employee benefits of $-1.9 million.
Treasury
Treasury segment net income before taxes increased by $52.4 million, mainly reflecting:
•Increase of $39.5 million in interest income, reflecting the purchase of agency mortgage-backed securities and US Treasury securities with higher yields during 2024 and 2023; and
•Decrease of $10.7 million in interest expense, reflecting $10.4 million lower inter-segment borrowings as a result of lower average balances.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At December 31, 2024, OFG’s total assets amounted to $11.501 billion, an increase of $156.2 million, when compared to $11.344 billion at December 31, 2023.
Cash and due from banks decreased by $159.1 million to $584.5 million, reflecting the effect of loan funding and lower deposit balances.
The investment portfolio increased by $33.5 million or 1.2% primarily driven by $1.326 billion new available-for-sale US Treasury and mortgage-backed securities, and $74.7 million in mortgage loan securitization. These increases were offset by the maturity of $901.7 million in US Treasury securities, principal paydowns of $310.8 million, mainly on mortgage-backed securities, and the sale of $149.4 million of US Treasury securities available-for-sale. OFG’s investment strategy focuses on liquidity and highly liquid securities, considering their investment and the current market environment.
OFG’s loan portfolio is comprised of Puerto Rico residential mortgage loans, consumer loans, auto loans, commercial loans secured by real estate, other commercial and industrial loans, and commercial US loans. At December 31, 2024, OFG’s net loan portfolio increased by $232.2 million or 3.1% reflecting increases in commercial, retail auto and consumer loans, partially offset by regular paydowns and securitization of residential mortgage loans.
Financial Assets Managed
At December 31, 2024, OFG’s financial assets include those managed by OFG’s trust division and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts (“IRAs”) and manages retirement plans and custodian and corporate trust accounts. At December 31, 2024 and 2023, the total assets managed by OFG’s trust division amounted to $2.262 billion and $2.512 billion, respectively. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2024, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.247 billion, compared to $2.446 billion at December 31, 2023. The decrease in trust and broker-dealer related assets reflects the termination of services by a retirement plan customer during 2024.
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
As of both December 31, 2024 and 2023, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $100 thousand to the wealth management segment. Please refer to “Note 10 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	December 31,		Variance %
	2024	2023
	(In thousands)
Investments:
FNMA and FHLMC certificates	$2,205,039	$1,730,655	27.4%
US Treasury securities	1,150	496,113	(99.8)%
GNMA certificates	417,985	376,294	11.1%
Equity securities	54,896	38,469	42.7%
CMOs issued by US government-sponsored agencies	5,639	9,610	(41.3)%
Other debt securities	35,550	35,616	(0.2)%
Trading securities	18	13	38.5%
Total investments	2,720,277	2,686,770	1.2%
Loans, net	7,633,831	7,401,618	3.1%
Total investments and loans	10,354,108	10,088,388	2.6%
Other assets:
Cash and due from banks	584,467	743,550	(21.4)%
Money market investments	6,670	4,623	44.3%
Foreclosed real estate	4,002	10,780	(62.9)%
Accrued interest receivable	71,667	71,400	0.4%
Deferred tax asset, net	6,248	4,923	26.9%
Premises and equipment, net	104,512	104,102	0.4%
Servicing assets	70,435	49,520	42.2%
Goodwill	84,241	84,241	0.0%
Other intangible assets	14,782	20,694	(28.6)%
Operating lease right-of-use assets	19,197	21,725	(11.6)%
Customers' liability on acceptances	31,526	25,576	23.3%
Other assets	148,879	114,931	29.5%
Total other assets	1,146,626	1,256,065	(8.7)%
Total assets	$11,500,734	$11,344,453	1.4%
Investment portfolio composition:
FNMA and FHLMC certificates	81.1%	64.4%
US Treasury securities	0.0%	18.5%
GNMA certificates	15.4%	14.0%
Equity securities	2.0%	1.4%
CMOs issued by US government-sponsored agencies	0.2%	0.4%
Other debt securities and trading securities	1.3%	1.3%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	December 31,		Variance %
	2024	2023
	(In thousands)
Loans held for investment:
Commercial loans	$3,103,091	$3,076,903	0.9%
Mortgage loans	1,470,817	1,562,609	(5.9)%
Consumer loans	668,561	620,446	7.8%
Auto loans	2,549,493	2,274,421	12.1%
	7,791,962	7,534,379	3.4%
Allowance for credit losses	(175,863)	(161,106)	9.2%
Total loans held for investment, net	7,616,099	7,373,273	3.3%
Mortgage loans held for sale	13,286	—	100.0%
Other loans held for sale	4,446	28,345	(84.3)%
Total loans held for sale	17,732	28,345	(37.4)%
Total loans, net	$7,633,831	$7,401,618	3.1%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $7.634 billion at December 31, 2024, a 3.1% increase when compared to $7.402 billion at December 31, 2023. The composition and trends of OFG’s loans held-for-investment portfolio were as follows:
•Commercial loan portfolio amounted to $3.103 billion (39.8% of the gross loan portfolio) compared to $3.077 billion (40.8% of the gross loan portfolio) at December 31, 2023, a 0.9% increase as a result of originations and credit lines usage during 2024. Commercial loans secured by non-owner occupied commercial real estate amounted to $796.9 million and $744.6 million at December 31, 2024 and 2023, respectively, which represented 10.2% and 9.9% of our total gross loan portfolio held for investment. Commercial US loans amounted to $704.1 million and $755.2 million at December 31, 2024 and 2023, respectively, which represented 9.0% and 10.0% of our total gross loan portfolio held for investment.
Commercial loan production decreased 19% or $213.0 million to $895.3 million in 2024 from $1.108 billion in 2023, mainly in the commercial US loan portfolio. Commercial US loans activities include the purchase of middle market senior secured cash flow loan participations and the purchase of participations of loans to small and medium sized businesses. Excluding commercial US loans activities, commercial PR loan production slightly decreased 0.7% to $739.6 million in 2024 from $744.7 million in 2023.
•Mortgage loan portfolio amounted to $1.471 billion (18.9% of the gross loan portfolio) compared to $1.563 billion (20.7% of the gross originated loan portfolio) at December 31, 2023, a 5.9% decrease resulting from regular paydowns of residential mortgages and securitization of conforming loans into mortgage-backed securities. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $48.6 million and $19.4 million at December 31, 2024 and December 31, 2023, respectively. In 2024, OFG acquired the servicing rights to a $1.7 billion mortgage loan portfolio that was being subserviced by the Bank. At the time of acquisition, defaulted loans under the GNMA buy-back option program corresponding to this servicing portfolio amounted to $24.2 million. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
Mortgage loan production totaled $150.3 million in 2024, which represents an increase of 13.1% from $133.0 million in 2023.
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

•Consumer loan portfolio amounted to $668.6 million (8.6% of the gross loan portfolio) compared to $620.4 million (8.2% of the gross loan portfolio) at December 31, 2023. Consumer loan production decreased by 3% or $9.1 million to $304.5 million in 2024 from $313.6 million in 2023.
•Auto loans portfolio amounted to $2.549 billion (32.7% of the gross loan portfolio) compared to $2.274 billion (30.3% of the gross originated loan portfolio) at December 31, 2023. Auto loans production increased by 4% or $37.1 million to $956.8 million in 2024 from $919.7 million in 2023.
The following table presents the loans held for investment portfolio as of December 31, 2024 by maturities and interest rates:

TABLE 7 - MATURITY DISTRIBUTION OF LOANS HELD FOR INVESTMENT
	Balance Outstanding at December 31, 2024	Maturities
		One Year or Less	After One to Five Years		After Five Years To 15 Years		After 15 Years
			Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
	(In thousands)
Non-PCD
Mortgage loans	$628,851	$15,077	$10,535	$137	$218,471	$1,063	$373,029	$10,539
Commercial loans	3,014,364	806,164	825,270	850,505	386,086	82,595	44,671	19,073
Consumer loans	667,963	59,666	322,736	—	252,281	—	33,280	—
Auto loans	2,549,033	55,258	1,191,688	—	1,302,087	—	—	—
Total	$6,860,211	$936,165	$2,350,229	$850,642	$2,158,925	$83,658	$450,980	$29,612
PCD
Mortgage loans	$841,966	$589	$12,201	$176	$461,507	$400	$355,372	$11,721
Commercial loans	88,727	39,764	37,176	841	919	9,949	78	—
Consumer loans	598	353	—	—	—	—	245	—
Auto loans	460	297	94	—	69	—	—	—
Total	$931,751	$41,003	$49,471	$1,017	$462,495	$10,349	$355,695	$11,721

Total loans	$7,791,962	$977,168	$2,399,700	$851,659	$2,621,420	$94,007	$806,675	$41,333

The following table includes the maturities of OFG’s lending exposure to the Puerto Rico government amounting to $66.4 million, which is limited solely to loans to municipalities secured by ad valorem property taxes, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $1.445 billion at December 31, 2024.
TABLE 8 - PUERTO RICO GOVERNMENT RELATED LOANS

December 31, 2024
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$66,439	$950	$11,246	$54,243
At December 31, 2024, OFG has $66.4 million of direct credit exposure to the Puerto Rico government, a $2.1 million decrease from $68.6 million at December 31, 2023.

Allowance for Credit Losses
OFG measures its ACL based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets. Tables 9 through 12 set forth an analysis of activity in the ACL and present selected credit loss statistics for and as of 2024 and 2023. In addition, Table 6 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this annual report on Form 10-K and “Note 6 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and ACL.
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 13 and 15). At December 31, 2024, OFG had $78.0 million of non-accrual loans held for investment, including $2.9 million PCD loans, compared to $79.4 million at December 31, 2023, reflecting decreases of $2.3 million and $1.0 million in mortgage and commercial loan portfolios, respectively (see Table 14). As of December 31, 2023, total non-accrual loans excluded $6.4 million of past due commercial loans held-for-sale, these loans were sold in 2024. There were no past due or non-accrual commercial loans held-for-sale as of December 31, 2024.
On January 1, 2023, OFG adopted ASU 2022-02 related to the elimination of the recognition and measurement of Troubled Debt Restructurings (“TDRs”) and the enhancement of disclosures for loan restructurings for borrowers experiencing financial difficulty, or financial difficulties modifications (“FDMs”), using the prospective transition method. Loans that were restructured in a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical TDR accounting until the relevant loans are paid off, liquidated or subsequently modified.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of December 31, 2024 and 2023, the outstanding balance of these residential mortgage loans was $5.0 million and $5.8 million, respectively.
At December 31, 2024, OFG’s non-performing assets decreased by 6.4% to $93.6 million (0.81% total assets) from $100.0 million (0.88% of total assets) at December 31, 2023, mainly from non-performing loans and foreclosed real estate.
Foreclosed real estate decreased from $10.8 million at December 31, 2023 to $4.0 million at December 31, 2024 and other repossessed assets increased from $4.0 million at December 31, 2023 to $6.6 million at December 31, 2024, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At December 31, 2024, the allowance coverage ratio to non-performing loans was 211.9% (189.1% at December 31, 2023).
Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, for PCD loans the determination of non-accrual or accrual status is made at the pool level, not the individual loan level. The ACL was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount which is amortized as interest income over the remaining life of the pool. On a quarterly basis, management monitors the composition and behavior of the pools to assess the ability for cash flow estimation and timing. If based on the analysis performed the pool is classified as non-accrual, the accretion/amortization of the non-credit (discount) premium ceases.

The following items comprise non-performing loans held for investment, including non-PCD and PCDs:
Commercial loans - At December 31, 2024, OFG’s non-performing commercial loans amounted to $41.6 million (50.1% of OFG’s non-performing loans), a 2.3% decrease from $42.5 million at December 31, 2023 (49.9% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At December 31, 2024, OFG’s non-performing mortgage loans totaled $17.2 million (20.7% of OFG’s non-performing loans), a 15.3% decrease from $20.3 million (23.8% of OFG’s non-performing loans) at December 31, 2023. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At December 31, 2024, OFG’s non-performing consumer loans amounted to $4.2 million (5.1% of OFG’s non-performing loans), a 24.6% increase from $3.4 million at December 31, 2023 (4.0% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans - At December 31, 2024, OFG’s non-performing auto loans amounted to $20.1 million (24.1% of OFG’s total non-performing loans), an increase of 5.2% from $19.1 million at December 31, 2023 (22.3% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days and fully written-off when payments are delinquent 180 days.
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

TABLE 9 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	December 31,		Variance %
	2024	2023
	(In thousands)
ACL:
Non-PCD
Commercial loans	$44,814	$44,041	1.8%
Mortgage loans	6,395	7,998	(20.0)%
Consumer loans	31,818	27,086	17.5%
Auto loans	87,682	73,485	19.3%
Total ACL	$170,709	$152,610	11.9%

PCD
Commercial loans	$622	$1,113	(44.1)%
Mortgage loans	4,514	7,351	(38.6)%
Consumer loans	11	7	57.1%
Auto loans	7	25	(72.0)%
Total ACL	$5,154	$8,496	(39.3)%

ACL summary
Commercial loans	$45,436	$45,154	0.6%
Mortgage loans	10,909	15,349	(28.9)%
Consumer loans	31,829	27,093	17.5%
Auto loans	87,689	73,510	19.3%
Total ACL	$175,863	$161,106	9.2%

ACL composition:
Commercial loans	25.8%	28.0%
Mortgage loans	6.2%	9.5%
Consumer loans	18.1%	16.8%
Auto loans	49.9%	45.7%
	100.0%	100.0%

ACL coverage ratio at end of year:
Commercial loans	1.46%	1.47%	(0.7)%
Mortgage loans	0.74%	0.98%	(24.5)%
Consumer loans	4.76%	4.37%	8.9%
Auto loans	3.44%	3.23%	6.5%
	2.26%	2.14%	5.6%

ACL coverage ratio to non-performing loans:
Commercial loans	109.3%	106.2%	2.9%
Mortgage loans	63.5%	75.8%	(16.2)%
Consumer loans	756.6%	802.5%	(5.7)%
Auto loans	437.2%	385.8%	13.3%
	211.9%	189.1%	12.1%

TABLE 10 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2024		2023
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
	(In thousands)		(In thousands)
Commercial loans	$45,436	39.8%	$45,154	40.8%
Mortgage loans	10,909	18.9%	15,349	20.7%
Consumer loans	31,829	8.6%	27,093	8.2%
Auto loans	87,689	32.7%	73,510	30.3%
Total	$175,863	100.0%	$161,106	100.0%
[1] Total loans in this table refers to total loans held for investment.
TABLE 11 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Year Ended December 31,
	2024	2023	Variance %
	(In thousands)
Balance at beginning of year	$161,106	$152,673	5.5%
Provision for credit losses	82,547	60,277	36.9%
Charge-offs	(104,430)	(86,271)	21.0%
Recoveries	36,640	34,427	6.4%
Balance at end of year	$175,863	$161,106	9.2%

TABLE 12 — NET CREDIT LOSSES STATISTICS ON LOANS

	Year Ended December 31,
	2024	2023	Variance %
	(Dollars in thousands)
Non-PCD:
Mortgage loans
Charge-offs	$(126)	$(759)	(83.4)%
Recoveries	1,069	1,217	(12.2)%
Total	943	458	105.9%
Commercial PR
Charge-offs	(4,579)	(3,678)	24.5%
Recoveries	1,999	833	140.0%
Total	(2,580)	(2,845)	(9.3)%
Commercial US
Charge-offs	(3,638)	(10,513)	(65.4)%
Recoveries	69	41	68.3%
Total	(3,569)	(10,472)	(65.9)%
Consumer loans
Charge-offs	(33,266)	(23,655)	40.6%
Recoveries	4,166	4,175	(0.2)%
Total	(29,100)	(19,480)	49.4%
Auto loans
Charge-offs	(61,651)	(43,764)	40.9%
Recoveries	26,334	25,107	4.9%
Total	(35,317)	(18,657)	89.3%
PCD:
Mortgage loans
Charge-offs	$(178)	$(317)	(43.8)%
Recoveries	1,326	698	90.0%
Total	1,148	381	201.3%
Commercial PR
Charge-offs	(967)	(2,794)	(65.4)%
Recoveries	1,411	1,618	(12.8)%
Total	444	(1,176)	(137.8)%
Consumer loans
Charge-offs	—	(621)	(100.0)%
Recoveries	62	96	(35.4)%
Total	62	(525)	(111.8)%
Auto loans
Charge-offs	(25)	(170)	(85.3)%
Recoveries	204	642	(68.2)%
Total	179	472	(62.1)%

Total charge-offs	(104,430)	(86,271)	21.0%
Total recoveries	36,640	34,427	6.4%
Net credit losses	$(67,790)	$(51,844)	30.8%

TABLE 12 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Year Ended December 31,
	2024	2023	Variance %
	(Dollars in thousands)
Net credit losses (recoveries) to average loans outstanding:
Mortgage loans	(0.14)%	(0.05)%	180.0%
Commercial PR	0.09%	0.19%	(52.6)%
Commercial US	0.51%	1.54%	(66.9)%
Consumer loans	4.32%	3.25%	32.9%
Auto loans	1.45%	0.86%	68.6%
Total	0.89%	0.73%	21.9%
Recoveries to charge-offs	35.09%	39.91%	(12.1)%
Average Loans Held for Investment
Mortgage loans	$1,466,528	$1,601,946	(8.5)%
Commercial PR	2,364,263	2,095,262	12.8%
Commercial US	705,009	681,979	3.4%
Consumer loans	672,496	615,629	9.2%
Auto loans	2,418,534	2,126,360	13.7%
Total	$7,626,830	$7,121,176	7.1%
Net charge-offs in 2024 amounted to $67.8 million (0.89% of average loans), increasing by $15.9 million, when compared to $51.8 million (0.73% of average loans) in 2023.
Net charge-offs variances were as follows:
•Residential mortgage loans net recoveries in 2024 amounted to $2.1 million, increasing by $1.3 million when compared to net recoveries of $839 thousand in 2023.
•Commercial loans net charge-offs in 2024 amounted $5.7 million, decreasing by $8.8 million, when compared to $14.5 million in 2023. The charge-offs in 2024 included $3.5 million from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans. The charge-offs in 2023 included $10.5 million charge-offs recognized on three US commercial loan relationships and $906 thousand charge-offs for a small portfolio of non-performing small business commercial loans that were sold during the period.

•Consumer loans net charge-offs in 2024 amounted $29.0 million increasing by $9.0 million when compared to $20.0 million in 2023. The increase in net charge-offs in 2024 was mainly driven by an increase in business volume, partially offset by a recovery of $1.8 million from the sale of older, previously fully charged-off consumer loans.

•Auto loans net charge-offs in 2024 amounted to $35.1 million, increasing by $17.0 million, when compared to $18.2 million in 2023, reflecting post-pandemic credit normalization. The increase in net charge-offs in 2024 was also impacted by an increase in business volume, partially offset by a recovery of $800 thousand from the sale of older, previously fully charged-off auto loans.

TABLE 13 — NON-PERFORMING ASSETS

	December 31,		Variance %
	2024	2023
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$75,098	$72,725	3.3%
Accruing loans	5,005	5,810	(13.9)%
Total	$80,103	$78,535	2.0%
PCD	2,880	6,674	(56.8)%
Total non-performing loans	$82,983	$85,209	(2.6)%
Foreclosed real estate	4,002	10,780	(62.9)%
Other repossessed assets	6,595	4,032	63.6%
	$93,580	$100,021	(6.4)%
Non-performing assets to total assets	0.81%	0.88%	(7.7)%
Non-performing assets to total capital	7.46%	8.38%	(11.0)%
TABLE 14 — NON-ACCRUAL LOANS

	December 31,		Variance %
	2024	2023
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial loans	$38,913	$36,096	7.8%
Mortgage loans	11,923	14,197	(16.0)%
Consumer loans	4,207	3,376	24.6%
Auto loans	20,055	19,056	5.2%
Total	$75,098	$72,725	3.3%
PCD
Commercial loans	$2,641	$6,424	(58.9)%
Mortgage loans	239	250	(4.4)%
Total	$2,880	$6,674	(56.8)%
Total non-accrual loans	$77,978	$79,399	(1.8)%
Non-accruals loans composition percentages:
Commercial loans	53.3%	53.6%
Mortgage loans	15.6%	18.2%
Consumer loans	5.4%	4.3%
Auto loans	25.7%	23.9%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.00%	1.05%	(4.8)%
Allowance for credit losses to non-accrual loans	225.53%	202.91%	11.1%

	Year Ended December 31,
	2024	2023
	(In thousands)
Interest that would have been recorded in the year if the loans had not been classified as non-accruing loans	$1,220	$941

TABLE 15 - NON-PERFORMING LOANS

	December 31,		Variance %
	2024	2023
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial loans	$38,913	$36,096	7.8%
Mortgage loans	16,928	20,007	(15.4)%
Consumer loans	4,207	3,376	24.6%
Auto loans	20,055	19,056	5.2%
Total	$80,103	$78,535	2.0%
PCD
Commercial loans	$2,641	$6,424	(58.9)%
Mortgage loans	239	250	(4.4)%
Total	$2,880	$6,674	(56.8)%
Total non-performing loans	$82,983	$85,209	(2.6)%
Non-performing loans composition percentages:
Commercial loans	50.1%	49.9%
Mortgage loans	20.7%	23.8%
Consumer loans	5.1%	4.0%
Auto loans	24.1%	22.3%
	100.0%	100.0%
Non-performing loans to:
Total loans held for investment gross	1.06%	1.13%	(6.2)%
Total assets	0.72%	0.75%	(4.0)%
Total capital	6.62%	7.14%	(7.3)%
Non-performing loans with partial charge-offs to:
Total loans held for investment gross	0.20%	0.29%	(31.0)%
Non-performing loans	18.41%	25.63%	(28.2)%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	109.79%	75.14%	46.1%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	259.75%	254.24%	2.2%

TABLE 16 - LIABILITIES SUMMARY AND COMPOSITION

	December 31,		Variance %
	2024	2023
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,493,859	$2,537,431	(1.7)%
NOW accounts	3,133,467	3,512,887	(10.8)%
Savings accounts	2,064,909	2,088,091	(1.1)%
Time deposits	1,909,324	1,620,688	17.8%
Total deposits	9,601,559	9,759,097	(1.6)%
Accrued interest payable	3,227	3,072	5.0%
Total deposits and accrued interest payable	9,604,786	9,762,169	(1.6)%
Borrowings:
Securities sold under agreements to repurchase	75,222	—	100.0%
Advances from FHLB	325,952	200,768	62.4%
Other borrowings	—	2	(100.0)%
Total borrowings	401,174	200,770	99.80%
Total deposits and borrowings	10,005,960	9,962,939	0.4%
Other Liabilities:
Acceptances executed and outstanding	31,526	25,576	23.3%
Lease liability	21,388	24,029	(11.0)%
Deferred tax liability, net	40,718	22,444	81.4%
Accrued expenses and other liabilities	146,771	115,985	26.5%
Total liabilities	$10,246,363	$10,150,973	0.9%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	26.0%	26.0%
NOW accounts	32.6%	36.0%
Savings accounts	21.5%	21.4%
Time deposits	19.9%	16.6%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	18.8%	0.0%
Advances from FHLB	81.2%	100.0%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at year-end	$75,000	$—
Daily average outstanding balance	$75,000	$—
Maximum outstanding balance at any month-end	$75,000	$—

Liabilities and Funding Sources
As shown in Table 16 above, at December 31, 2024, OFG’s total liabilities were $10.246 billion, 0.9% higher than the $10.151 billion reported at December 31, 2023. Deposits and borrowings, OFG’s funding sources, amounted to $10.006 billion at December 31, 2024 compared to $9.963 billion at December 31, 2023. Deposits, excluding accrued interest payable, decreased by $157.5 million or 1.6% reflecting a decrease in demand deposits of $423.0 million, brokered deposits of $6.1 million and savings and money market accounts of $23.2 million, offset by an increase in time deposits of $294.9 million. Excluding public fund deposits, commercial deposits increased by $75.2 million and retail deposits decreased by $55.5 million.
In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an inflow of liquidity. At December 31, 2024 and 2023, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.445 billion and $1.618 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.507 billion and $1.645 billion at December 31, 2024 and 2023, respectively.
As of December 31, 2024, borrowings consist of short and long term FHLB advances amounting to $326.0 million and securities sold under agreements to repurchase amounting to $75.2 million. Borrowings increased by $200.4 million or 99.8% from December 31, 2023, reflecting new FHLB advances taken and new securities sold under agreements to repurchase in 2024 as part of OFG’s asset liability management strategies.
Stockholders’ Equity
At December 31, 2024, OFG’s total stockholders’ equity was $1.254 billion, a 5.1% increase when compared to $1.193 billion at December 31, 2023. This increase reflects an increase in retained earnings of $132.7 million and legal surplus of $18.6 million, mainly due to $198.2 million in net income, partially offset by $46.9 million in common stock dividends. These variances were partially offset by $68.6 million from higher treasury stock as a result of repurchases of common stock in the aggregate amount of $70.3 million in 2024 in connection with the two $50 million stock buy back programs announced during 2024, and a higher accumulated other comprehensive loss, net of tax, of $22.8 million from unfavorable market value adjustments in AFS, mainly MBS, due to volatile financial markets and uncertainty in economic and political environment.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the FRB and the FDIC. The current risk-based capital standards applicable to OFG and the Bank (“Basel III capital rules”) are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of December 31, 2024, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
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
The risk-based capital ratios presented in Table 17 include CET1, tier 1 capital, total capital and leverage capital as of December 31, 2024 and 2023 and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are OFG’s consolidated capital, dividends, and stock data, including capital ratios under the Basel III capital rules at December 31, 2024 and 2023:
TABLE 17 — CAPITAL, DIVIDENDS AND STOCK DATA

	December 31,		Variance
	2024	2023	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,254,371	$1,193,480	5.1%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.26%	14.12%	1.0%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	—%
Actual common equity tier 1 capital	$1,256,906	1,174,205	7.0%
Minimum common equity tier 1 capital required	$396,559	374,301	5.9%
Minimum capital conservation buffer required (2.5%)	$220,311	207,945	5.9%
Excess over regulatory requirement	$640,036	591,959	8.1%
Risk-weighted assets	$8,812,422	8,317,802	5.9%
Tier 1 risk-based capital ratio	14.26%	14.12%	1.0%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	—%
Actual tier 1 risk-based capital	$1,256,906	$1,174,205	7.0%
Minimum tier 1 risk-based capital required	$528,745	$499,068	5.9%
Minimum capital conservation buffer required (2.5%)	$220,311	207,945	5.9%
Excess over regulatory requirement	$507,850	$467,192	8.7%
Risk-weighted assets	$8,812,422	$8,317,802	5.9%
Total risk-based capital ratio	15.52%	15.37%	1.0%
Minimum total risk-based capital ratio required	8.00%	8.00%	—%
Actual total risk-based capital	$1,367,692	$1,278,537	7.0%
Minimum total risk-based capital required	$704,994	$665,424	5.9%
Minimum capital conservation buffer required (2.5%)	$220,311	207,945	5.9%
Excess over regulatory requirement	$442,387	$405,168	9.2%
Risk-weighted assets	$8,812,422	$8,317,802	5.9%
Leverage capital ratio	10.93%	11.03%	(0.9)%
Minimum leverage capital ratio required	4.00%	4.00%	—%
Actual tier 1 capital	$1,256,906	$1,174,205	7.0%
Minimum tier 1 capital required	$460,138	$425,911	8.0%
Excess over regulatory requirement	$796,768	$748,294	6.5%
Total equity to total assets	10.91%	10.52%	3.7%
Total equity to risk-weighted assets	14.23%	14.35%	(0.8)%
Stock data:
Outstanding common shares	45,440,269	47,065,156	(3.5)%
Book value per common share	$27.60	$25.36	8.8%
Tangible book value per common share	$25.43	$23.13	9.9%
Market price at end of year	$42.32	$37.48	12.9%
Market capitalization at end of year	$1,923,032	$1,764,002	9.0%

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	December 31,		Variance
	2024	2023	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,256,906	$1,174,205	7.0%
Tier 1 capital	1,256,906	1,174,205	7.0%
Additional Tier 2 capital	110,786	104,332	6.2%
Total risk-based capital	$1,367,692	$1,278,537	7.0%
Risk-weighted assets:
Balance sheet items	$8,215,743	$7,768,828	5.8%
Off-balance sheet items	596,679	548,974	8.7%
Total risk-weighted assets	$8,812,422	$8,317,802	5.9%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	14.26%	14.12%	1.0%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.26%	14.12%	1.0%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.52%	15.37%	1.0%
Leverage ratio (minimum required - 4%)	10.93%	11.03%	(0.9)%

From December 31, 2023 to December 31, 2024, leverage capital ratio decreased from 11.03% to 10.93%, tier 1 risk-based capital ratio and common equity tier 1 capital ratio increased from 14.12% to 14.26%, and total risk-based capital ratio increased from 15.37% to 15.52%. The increases in regulatory capital ratios reflected an increase in retained earnings from net income, net of dividends, CECL transition and stock repurchases, partially offset by an increase in risk-weighted assets of $494.6 million. Risk-weighted assets increased mainly due to an increase in loans, servicing assets, and other assets.

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2024 and 2023:

	December 31,		Variance
	2024	2023	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.60%	13.01%	4.5%
Actual common equity tier 1 capital	$1,191,547	$1,075,487	10.8%
Minimum capital requirement (4.5%)	$394,192	$371,913	6.0%
Minimum capital conservation buffer requirement (2.5%)	$218,995	$206,618	6.0%
Minimum to be well capitalized (6.5%)	$569,388	$537,208	6.0%
Tier 1 Capital to Risk-Weighted Assets	13.60%	13.01%	4.5%
Actual tier 1 risk-based capital	$1,191,547	$1,075,487	10.8%
Minimum capital requirement (6%)	$525,589	$495,884	6.0%
Minimum capital conservation buffer requirement (2.5%)	$218,995	$206,618	6.0%
Minimum to be well capitalized (8%)	$700,786	$661,179	6.0%
Total Capital to Risk-Weighted Assets	14.86%	14.27%	4.1%
Actual total risk-based capital	$1,301,684	$1,179,164	10.4%
Minimum capital requirement (8%)	$700,786	$661,179	6.0%
Minimum capital conservation buffer requirement (2.5%)	$218,995	$206,618	6.0%
Minimum to be well capitalized (10%)	$875,982	$826,474	6.0%
Total Tier 1 Capital to Average Total Assets	10.45%	10.20%	2.5%
Actual tier 1 capital	$1,191,547	$1,075,487	10.8%
Minimum capital requirement (4%)	$456,144	$421,660	8.2%
Minimum to be well capitalized (5%)	$570,179	$527,075	8.2%

OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. At December 31, 2024 and 2023, OFG’s market capitalization for its outstanding common stock was $1.923 billion ($42.32 per share) and $1.764 billion ($37.48 per share), respectively. The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2024
December 31, 2024	$46.72	$38.97	$0.25
September 30, 2024	$46.84	$36.77	$0.25
June 30, 2024	$38.16	$33.37	$0.25
March 31, 2024	$38.51	$34.78	$0.25
2023
December 31, 2023	$38.29	$28.67	$0.22
September 30, 2023	$33.82	$26.14	$0.22
June 30, 2023	$27.80	$22.80	$0.22
March 31, 2023	$30.42	$24.37	$0.22
2022
December 31, 2022	$28.90	$25.50	$0.20
September 30, 2022	$29.45	$24.66	$0.20
June 30, 2022	$29.22	$25.40	$0.15
March 31, 2022	$30.54	$26.21	$0.15
In January 2024, the Board of Directors approved a $50.0 million stock repurchase program. The new open-ended stock repurchase program replaced the prior stock repurchase program, which had been approved by the Board of Directors in January 2022 and had $17.2 million remaining of its $100.0 million repurchase parameters. In October 2024, OFG announced that its Board of Directors approved a new $50.0 million stock repurchase program, in addition to the stock repurchase program approved in January 2024. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
OFG did not repurchase any shares of its common stock during December 31, 2024, 2023 and 2022 other than through its publicly announced stock repurchase programs.
At December 31, 2024, the estimated remaining number of shares that may be purchased under the $50.0 million programs is 701,236 and was calculated by dividing the remaining balance of $29.7 million by $42.32 (closing price of OFG’s common stock at December 31, 2024).

	December 31,		Variance
	2024	2023	%
	(Dollars in thousands)
Common dividend data:
Cash dividends declared	$46,931	$41,853	12.1%
Cash dividends declared per share	$1.00	$0.88	13.6%
Payout ratio	23.64%	22.98%	2.9%
Dividend yield	2.36%	2.35%	0.4%

Non-GAAP financial measures
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2024 and 2023:
TABLE 18 — RECONCILIATION OF TANGIBLE COMMON EQUITY AND TANGIBLE ASSETS

	December 31,
	2024	2023
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,254,371	$1,193,480
Goodwill	(84,241)	(84,241)
Other intangible assets	(14,782)	(20,694)
Total tangible common equity (non-GAAP)	$1,155,348	$1,088,545
Total assets	$11,500,734	11,344,453
Goodwill	(84,241)	(84,241)
Core deposit intangible	(11,320)	(15,848)
Customer relationship intangible	(3,462)	(4,846)
Total tangible assets (non-GAAP)	$11,401,711	$11,239,518
Tangible common equity to tangible assets (non-GAAP)	10.13%	9.68%
Common shares outstanding at end of year	45,440,269	47,065,156
Tangible book value per common share (non-GAAP)	$25.43	$23.13

	Year-to-date average
	2024	2023
	(In thousands)
Total stockholders’ equity	$1,255,872	$1,110,919
Average intangible assets	(101,764)	(108,200)
Average tangible common equity (non-GAAP)	$1,154,108	$1,002,719
Average return on tangible common equity (Non-GAAP)	17.17%	18.14%
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
Tangible common equity to tangible total assets increased from 9.68% to 10.13%, reflecting an increase in retained earnings from net income, net of dividends and stock repurchases.

OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. At December 31, 2024 and 2023, OFG’s market capitalization for its outstanding common stock was $1.923 billion ($42.32 per share) and $1.764 billion ($37.48 per share), respectively. The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2024
December 31, 2024	$46.72	$38.97	$0.25
September 30, 2024	$46.84	$36.77	$0.25
June 30, 2024	$38.16	$33.37	$0.25
March 31, 2024	$38.51	$34.78	$0.25
2023
December 31, 2023	$38.29	$28.67	$0.22
September 30, 2023	$33.82	$26.14	$0.22
June 30, 2023	$27.80	$22.80	$0.22
March 31, 2023	$30.42	$24.37	$0.22
2022
December 31, 2022	$28.90	$25.50	$0.20
September 30, 2022	$29.45	$24.66	$0.20
June 30, 2022	$29.22	$25.40	$0.15
March 31, 2022	$30.54	$26.21	$0.15
In January 2024, the Board of Directors approved a $50.0 million stock repurchase program. The new open-ended stock repurchase program replaced the prior stock repurchase program, which had been approved by the Board of Directors in January 2022 and had $17.2 million remaining of its $100.0 million repurchase parameters. In October 2024, OFG announced that its Board of Directors approved a new $50.0 million stock repurchase program, in addition to the stock repurchase program approved in January 2024. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
OFG did not repurchase any shares of its common stock during December 31, 2024, 2023 and 2022 other than through its publicly announced stock repurchase programs.
At December 31, 2024, the estimated remaining number of shares that may be purchased under the $50.0 million programs is 701,236 and was calculated by dividing the remaining balance of $29.7 million by $42.32 (closing price of OFG’s common stock at December 31, 2024).
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

Market Risk

Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings. Our traditional banking loan and deposit products are generally reported at amortized cost for assets or the amount owed for liabilities (historical cost). However, they are still subject to changes in economic value based on varying market conditions, with one of the primary risks being changes in the levels of interest rates. Our investment portfolio, including equity securities, are also directly impacted by market factors. OFG’s financial results and capital levels are constantly exposed to market risk. OFG evaluates market risk together with interest rate risk. The Board and management are primarily responsible for ensuring that the market risk assumed by OFG complies with the guidelines established by policies approved by the Board. The Board has delegated the management of this risk to ALT which is composed of certain executive officers from the risk management, treasury and finance areas. One of ALT’s primary goals is to ensure that the market risk assumed by OFG is within the parameters established in such policies.

In 2023, the market reacted with volatility as a result of the collapse of three large US regional banks, which became the biggest bank failures since 2008, after they experienced a run on deposits mainly driven by a significant decrease in the value of their investments. Market reactions to recession concerns and inflationary pressure, combined with aggressive interest rate increases as part of the FRB’s efforts to control inflation during 2022 and 2023, had a significant impact on bond prices, including those guaranteed by the US government or by a US government-sponsored entity. Factors, as the potential impact of prolonged high market interest rates, inflation trends, new mainland and local economic policies, other economic factors, and global conflicts, all could impact market conditions.

We believe that our market risk management practices have allowed us to effectively manage the market volatility over time and remained strong under these conditions. After the events triggered by aforementioned bank failures above, our customer deposits base has increased, even though total core deposits at December 31, 2024 were $9.449 billion, down slightly from $9.600 billion at December 31, 2023. The FDIC covers up to $250,000 per account owner by ownership category for retail and commercial deposit accounts. This coverage extends to both principal and accrued interest while the account balance remains within the limits. At December 31, 2024 and 2023, the aggregate amount of our uninsured deposits was $4.915 billion and $4.885 billion, respectively. We have $1.445 billion of deposits from the Puerto Rico government, its instrumentalities and municipalities, which represents 15% of our total deposits as of December 31, 2024, mainly from a $1.2 billion deposit received in December 2023, as we continue to build and strengthen our customer relationships. These public funds are collateralized with securities and commercial loans amounting to $1.507 billion and $1.645 billion at December 31, 2024 and 2023, respectively. The amount of these deposits may fluctuate depending on the financial condition and liquidity of these entities, as well as on our ability to maintain these customer relationships. We believe that our clients are confident in the resiliency and strong position of the Bank. We also believe that OFG has strong capital and liquidity levels that facilitate holding investment securities until the recovery of their amortized cost basis.

Interest Rate Risk

Interest rate risk is the exposure to decline in earnings or capital due to changes in interest rates. Interest rate risk results primarily from our traditional banking activities of gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences, affect the difference between the interest that we earn on assets and the interest that we pay on liabilities and the level of our noninterest-bearing funding sources. Due to the repricing term mismatches and embedded options inherent in certain of these products, changes in market interest rates not only affect expected near-term earnings, but also the economic values of these assets and liabilities. To actively monitor the interest rate risk, the Board of Directors created ALT whose principal responsibilities consist in overseeing the management of the Bank’s assets and liabilities to balance its risk exposures. In executing its responsibilities, ALT considers different methods to enhance profitability while maintaining acceptable levels of interest rate risks by implementing investment, pricing and financial strategies that help manage OFG’s vulnerability to changes in interest rates.

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
OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. The following table presents the results of the simulations for the most likely scenarios at December 31, 2024. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$5,155	0.85%	$2,740	0.45%
+ 100 Basis points	$10,347	1.71%	$5,490	0.91%
+ 200 Basis points	$20,771	3.44%	$11,004	1.82%
- 50 Basis points	$(5,627)	(0.93)%	$(2,411)	(0.40)%
'-100 Basis points	$(10,456)	(1.73)%	$(4,733)	(0.78)%
'-200 Basis points	$(22,653)	(3.75)%	$(11,348)	(1.88)%

The scenarios above are both instantaneous shocks and gradual interest rate ramps that assume balance sheet management will mirror the base case. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities will perform as anticipated. Additionally, a change in the US Treasury rates in the designated amounts accompanied by a change in the shape of the US Treasury yield curve would cause significantly different changes to net interest income than indicated above. OFG strategic management of the balance sheet would be adjusted to accommodate these movements. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag changes in market rates and therefore the ability of many borrowers to service their debts may decrease in the event of an interest rate increase. ALT strategies consider all these factors as part of the monitoring of the exposure to interest rate risk.

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB in which it may enter into from time to time.

Since 2023, OFG has redeployed its high cash levels and maturing US Treasury positions into longer-term mortgage-backed securities. These moves are intended to position OFG’s balance sheet better for the expected lower interest rate environment in the last quarter of 2024 and throughout 2025.

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
Credit risk is one of our most significant risks. Our processes for managing credit risk are designed to be embedded in our risk culture and in our decision-making processes using a systematic approach whereby credit risks and related exposures are identified and assessed, managed through specific policies and processes, measured and evaluated against our risk appetite and credit concentration limits, and reported, along with proactive collection and specific mitigation practices, to management and the Board of Directors through our governance structure. We believe that our comprehensive credit policy establishes sound underwriting standards by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations.
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
Liquidity Risk
Liquidity risk is the risk of OFG not being able to generate sufficient cash from either assets or liabilities to meet obligations as they become due without incurring substantial losses and the potential inability to operate our businesses because adequate contingent liquidity is not available. The Board has established a policy to manage this risk. OFG’s cash requirements principally consist of deposit withdrawals, contractual loan funding, repayment of borrowings as these mature, and funding of new and existing investments as required.
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an isolated inflow of liquidity resulting in a total of $1.445 billion and $1.618 billion deposits from the Puerto Rico government and its instrumentalities as of December 31, 2024 and 2023, respectively. OFG is not relying on this deposit as part its long-term funding management strategies, even though these funds could remain in the Bank for a longer period. Deposit volumes as well as the customer deposit base, excluding the Puerto Rico government deposits, have increased. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources, such as repurchase agreements and brokered deposits. At December 31, 2024, OFG had $156.1 million brokered deposits and $75.2 million in repurchase agreements. At December 31, 2023, OFG had $162.2 million brokered deposits and no repurchase agreements.
In the ordinary course of OFG’s operations, it has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels.

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.360 billion at December 31, 2024 ($157.3 million with maturity of one year or less and $1.203 billion with maturity over one year) compared to $1.256 billion at December 31, 2023 ($111.4 million with maturity of one year or less and $1.144 billion with maturity over one year) as a result of seasonal paydowns of commercial lines of credit. Standby letters of credit provided to customers amounted to $25.3 million and $24.0 million at December 31, 2024 and 2023, respectively. Loans sold with recourse at December 31, 2024 and 2023 amounted to $90.5 million and $98.7 million, respectively.
In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government agency (FNMA). At December 31, 2024, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $5.0 million (December 31, 2023 - $4.2 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds.
At December 31, 2024 and 2023, OFG maintained other non-credit commitments amounting to $14.6 million and $18.9 million, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are integrated at our long-term financial plan and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At December 31, 2024 and 2023, OFG had commitments for capital expenditures in technology amounting to $1.0 million and $7.8 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
OFG expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. Our liquidity risk management practices have allowed us to effectively manage the market volatility in the past, as with the Covid-19 pandemic and the disruption in the banking industry caused by certain high-profile bank failures in 2023. Liquidity has grown from the federal stimulus programs Puerto Rico has received following Hurricane Maria in 2017, the January 2020 earthquakes, the Covid-19 pandemic, and Hurricane Fiona in 2022. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. With the current economic uncertainty resulting from inflation, geopolitical events, and new mainland economic policies, we continue monitoring our liquidity position, specifically cash on hand to meet customer demands.

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

As of December 31, 2024, OFG had approximately $591.1 million in unrestricted cash and cash equivalents, $1.102 billion in investment securities that are not pledged as collateral, $383.1 million in borrowing capacity at the FHLB and a secured line of credit through the FRB discount window with $2.701 billion in loans pledged (borrowing capacity $2.017 billion).

Operational Risk
Operational risk is the risk of loss from inadequate or failed internal processes, personnel and systems or from external events. All functions, products and services of OFG are susceptible to operational risk.
OFG faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products and services. Coupled with external influences such as the risk of natural disasters, market conditions, security risks, and legal risks, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, OFG has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these policies and procedures is to provide reasonable assurance that OFG’s business operations are functioning within established limits. OFG also maintains a cybersecurity risk management framework in place to assess, identify and manage risks from cybersecurity threats. Refer to “Item 1C. Cybersecurity” in this annual report on Form 10-K for further discussion on OFG’s cybersecurity risk management framework.
OFG classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. The lines of business are responsible for identifying, owning, managing and monitoring the operational risks and controls associated with their business activities and product or service offerings to within acceptable levels. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, OFG has specialized groups, such as Information Security, Enterprise Risk Management, Legal and Corporate Compliance, Information Technology, and Operations. These groups assist our lines of business in the development and implementation of risk management practices specific to the needs of our business groups. They review and challenge line of business adherence to the framework to help ensure proper controls are in place and appropriate risk mitigation plans are established as necessary. All these matters are reviewed and discussed by the executive Risk and Compliance Team and the executive Consumer Compliance Team. OFG also has a Business Continuity Plan to address situations where its capacity to perform critical functions is affected. Under such circumstances, a Crisis Management Team is activated to restore such critical functions within established timeframes.
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
As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of OFG’s internal control over financial reporting as of December 31, 2024. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).
Based on its assessment, management has concluded that OFG maintained effective internal control over financial reporting as of December 31, 2024 based on the COSO Criteria.
The effectiveness of OFG’s internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, OFG’s independent registered public accounting firm, as stated in their report dated February 26, 2025.

By:	/s/ José Rafael Fernández	By:	/s/ Maritza Arizmendi
José Rafael Fernández		Maritza Arizmendi
President and Chief Executive Officer		Chief Financial Officer
Date: February 26, 2025		Date: February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFG Bancorp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of OFG Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Allowance for Credit Losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses for loans was $176 million as of December 31, 2024, which includes loans evaluated on a collective basis when they share similar risk characteristics (the December 31, 2024, collective ACL). The Company uses a discounted cash flow (DCF) method to measure credit losses on most of the Non-Purchased Credit Deteriorated (Non- PCD) portfolios and undiscounted cash flow (UDCF) method for Purchased Credit Deteriorated (PCD) portfolios. The Company estimated the December 31, 2024, collective ACL using probability of default (PD), loss given default (LGD), and exposure at default (EAD). The PD and LGD incorporate consideration of economic forecast scenarios and macroeconomic assumptions based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis to the historical information for the remainder of the contractual term adjusted for prepayments. The Company estimates the EAD using prepayment models which projects prepayments over the life of the loans. Qualitative adjustments are made to the December 31, 2024, collective ACL to consider factors for asset-specific risk characteristics to the extent they do not exist in the historical information and that have not been accounted for and are expected to impact the amount of future losses.

We identified the assessment of the December 31, 2024 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment of the collective ACL methodology encompassed the evaluation of the methods and models used to estimate the PD, LGD, and prepayments and their significant assumptions, including the selection of macroeconomic forecast scenarios and the weighting of the scenarios, the reasonable and supportable forecast periods, and the historical observation periods. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayments models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the December 31, 2024, collective ACL estimates, including controls over the:

•development of the December 31, 2024, the collective ACL methodology, including of the DCF and UDCF methods
•continued use and appropriateness of PD, LGD, and prepayment models
•performance monitoring of the PD, LGD, and prepayment models
•identification and determination of the significant assumptions used in the PD, LGD, and prepayment models
•analysis of the December 31, 2024, collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the December 31, 2024, collective ACL estimates by testing the selection of the methods, certain sources of relevant data, assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the December 31, 2024, collective ACL methodology of the Company for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of macroeconomic forecast scenarios and weighting of the scenarios by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing them to specific portfolio risk characteristics and trends

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2024, collective ACL estimates by evaluating the:

•cumulative result of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 2005.

San Juan, Puerto Rico
February 26, 2025

Stamp No. DLLP21-43 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the records copy of this report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OFG Bancorp:
Opinion on Internal Control Over Financial Reporting

We have audited OFG Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2025

Stamp No. DLLP21-42 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

OFG BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2024 AND 2023

	December 31,
	2024	2023
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$584,467	$743,550
Money market investments	6,670	4,623
Total cash and cash equivalents	591,137	748,173
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2023 - $163)	18	13
Investment securities available-for-sale, at fair value, with amortized cost of $2,444,135 (December 31, 2023 - $2,177,761); no allowance for credit losses	2,338,205	2,099,264
Investment securities held-to-maturity, at amortized cost, with fair value of $267,174 (December 31, 2023 - $490,764); no allowance for credit losses	327,158	549,024
Equity securities	54,896	38,469
Total investments	2,720,277	2,686,770
Loans:
Loans held-for-sale, at lower of cost or fair value	17,732	28,345
Loans held-for-investment, net of allowance for credit losses of $175,863 (December 31, 2023 - $161,106)	7,616,099	7,373,273
Total loans	7,633,831	7,401,618
Other assets:
Foreclosed real estate	4,002	10,780
Accrued interest receivable	71,667	71,400
Deferred tax assets, net	6,248	4,923
Premises and equipment, net	104,512	104,102
Customers' liability on acceptances	31,526	25,576
Servicing assets	70,435	49,520
Goodwill	84,241	84,241
Other intangible assets	14,782	20,694
Operating lease right-of-use assets	19,197	21,725
Other assets	148,879	114,931
Total assets	$11,500,734	$11,344,453
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2024 AND 2023 (CONTINUED)

	December 31,
	2024	2023
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,627,406	$6,050,428
Savings accounts	2,064,916	2,088,102
Time deposits	1,912,464	1,623,639
Total deposits	9,604,786	9,762,169
Borrowings:
Securities sold under agreements to repurchase	75,222	—
Advances from the FHLB	325,952	200,768
Other borrowings	—	2
Total borrowings	401,174	200,770
Other liabilities:
Acceptances executed and outstanding	31,526	25,576
Operating lease liabilities	21,388	24,029
Deferred tax liabilities, net	40,718	22,444
Accrued expenses and other liabilities	146,771	115,985
Total liabilities	10,246,363	10,150,973
Commitments and contingencies (See Note 24)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 45,440,269 shares outstanding (December 31, 2023 - 59,885,234 shares issued; 47,065,156 shares outstanding)	59,885	59,885
Additional paid-in capital	639,786	638,667
Legal surplus	169,537	150,967
Retained earnings	771,993	639,324
Treasury stock, at cost, 14,444,965 shares (December 31, 2023 - 12,820,078 shares)	(296,991)	(228,350)
Accumulated other comprehensive loss, net of tax of $16,091 (December 31, 2023 - $11,484)	(89,839)	(67,013)
Total stockholders’ equity	1,254,371	1,193,480
Total liabilities and stockholders’ equity	$11,500,734	$11,344,453
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Interest income:
Loans	$613,602	$554,744	$460,162
Mortgage-backed securities	91,776	50,359	31,298
Investment securities and other	44,899	43,777	24,113
Total interest income	750,277	648,880	515,573
Interest expense:
Deposits	150,280	75,965	32,239
Securities sold under agreements to repurchase	542	3,306	—
Advances from FHLB and other borrowings	11,015	8,739	733
Subordinated capital notes	—	—	521
Total interest expense	161,837	88,010	33,493
Net interest income	588,440	560,870	482,080
Provision for credit losses	82,251	60,638	24,119
Net interest income after provision for credit losses	506,189	500,232	457,961
Non-interest income:
Banking service revenue	66,923	70,078	71,161
Wealth management revenue	35,622	32,990	32,635
Mortgage banking activities	18,636	18,787	21,929
Total banking and financial service revenues	121,181	121,855	125,725

Net (loss) gain on:
Sale of securities	(7)	(1,149)	(247)
Early extinguishment of debt	—	—	42
Other non-interest income	2,075	7,675	6,170
Total non-interest income	123,249	128,381	131,690
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022 (CONTINUED)

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	159,710	155,827	142,930
Occupancy, equipment and infrastructure costs	59,123	59,235	51,308
Electronic banking charges	42,816	41,336	39,554
Information technology expenses	27,582	27,162	21,891
Professional and service fees	18,876	18,764	24,842
Taxes, other than payroll and income taxes	13,949	12,968	12,999
Insurance	11,252	10,494	9,898
Loan servicing and clearing expenses	7,935	7,774	9,161
Advertising, business promotion, and strategic initiatives	9,714	8,743	8,240
Communication	4,551	4,678	4,296
Printing, postage, stationery and supplies	3,816	3,338	3,563
Foreclosed real estate and other repossessed assets expenses, net of (income)	3,012	(405)	(2,074)
Other	13,354	13,451	18,938
Total non-interest expense	375,690	363,365	345,546
Income before income taxes	253,748	265,248	244,105
Income tax expense	55,578	83,376	77,866
Net income available to common shareholders	$198,170	$181,872	$166,239
Earnings per common share:
Basic	$4.25	$3.85	$3.46
Diluted	$4.23	$3.83	$3.44
Average common shares outstanding and equivalents	46,902	47,552	48,436
Cash dividends per share of common stock	$1.00	$0.88	$0.70
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$198,170	$181,872	$166,239
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(27,440)	30,390	(117,575)
Realized loss on sale of securities available-for-sale	7	1,149	247
Unrealized (loss) gain on cash flow hedges	—	(406)	1,210
Other comprehensive (loss) income before taxes	(27,433)	31,133	(116,118)
Income tax effect	4,607	(4,737)	17,549
Other comprehensive (loss) income after taxes	(22,826)	26,396	(98,569)
Comprehensive income	$175,344	$208,268	$67,670
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Common stock:
Balance at the beginning and end of year	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of year	638,667	636,793	637,061
Stock-based compensation expense	7,170	5,001	4,185
Lapsed restricted stock units	(6,051)	(3,127)	(4,453)
Balance at end of year	639,786	638,667	636,793
Legal surplus:
Balance at beginning of year	150,967	133,901	117,677
Transfer from retained earnings	18,570	17,066	16,224
Balance at end of year	169,537	150,967	133,901
Retained earnings:
Balance at beginning of year	639,324	516,371	399,949
Net income	198,170	181,872	166,239
Cash dividends declared on common stock[1]	(46,931)	(41,853)	(33,593)
Transfer to legal surplus	(18,570)	(17,066)	(16,224)
Balance at end of year	771,993	639,324	516,371
Treasury stock:
Balance at beginning of year	(228,350)	(211,135)	(150,572)
Stocks repurchased	(70,324)	(18,653)	(64,110)
Lapsed restricted stock units and options	1,683	1,438	3,547
Balance at end of year	(296,991)	(228,350)	(211,135)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of year	(67,013)	(93,409)	5,160
Other comprehensive (loss) gain, net of tax	(22,826)	26,396	(98,569)
Balance at end of year	(89,839)	(67,013)	(93,409)
Total stockholders’ equity	$1,254,371	$1,193,480	$1,042,406
[1] Dividends declared per common share during the 2024 - $1.00 (2023 - $0.88; 2022- $0.70).
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$198,170	$181,872	$166,239
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs, and fair value premiums on loans	2,658	1,339	683
Accretion of investment securities discounts, net of amortization of premiums	(6,715)	(4,451)	(3,628)
Amortization of other intangible assets	5,912	6,899	8,500
Net change in operating leases	(113)	297	360
Depreciation and amortization of premises and equipment	20,875	20,387	15,812
Deferred income tax expense, net	21,561	67,349	61,126
Provision for credit losses	82,251	60,638	24,119
Stock-based compensation	7,170	5,001	4,185
(Gain) loss on:
Sale of securities	7	1,149	247
Sale of loans	(1,377)	(7,331)	(1,202)
Early extinguishment of debt	—	—	(42)
Foreclosed real estate and other repossessed assets	(557)	(6,251)	(12,186)
Sale of other assets	(1)	106	(4,962)
Originations and purchases of loans held-for-sale	(122,999)	(67,941)	(185,884)
Proceeds from sale of loans held-for-sale	80,953	35,881	97,608
Net decrease (increase) in:
Accrued interest receivable	(250)	(8,938)	(5,825)
Servicing assets	533	1,401	(1,948)
Other assets	(31,339)	4,971	35,371
Net (decrease) increase in:
Accrued interest on deposits and borrowings	520	3,000	34
Accrued expenses and other liabilities	(4,759)	279	(34,151)
Net cash provided by operating activities	252,500	295,657	164,456

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022 (CONTINUED)
	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,325,554)	(1,035,453)	(1,266,569)
Investment securities held-to-maturity	—	(35,000)	(196,742)
Mortgage servicing rights	(20,377)	—	—
FHLB stock	(77,066)	(44,781)	(122)
Equity securities	(6,635)	(5,943)	(4,550)
Maturities and redemptions of:
Investment securities available-for-sale	990,954	273,643	132,756
Investment securities held-to-maturity	222,054	22,265	29,438
FHLB stock	67,274	36,298	83
Proceeds from sales of:
Investment securities available-for-sale	149,406	202,133	242,126
Foreclosed real estate and other repossessed assets, including write-offs	48,178	60,085	48,805
Premises and equipment	1	38	4,784
Other assets	—	—	1,060
Origination and purchase of loans, excluding loans held-for-sale	(2,970,598)	(3,586,017)	(2,885,018)
Principal repayment of loans	2,607,720	2,725,844	2,412,011
Additions to premises and equipment	(21,336)	(17,857)	(30,999)
Net cash used in investing activities	$(335,979)	$(1,404,745)	$(1,512,937)
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(153,217)	1,195,080	6,906
Securities sold under agreements to repurchase	75,000	—	—
Subordinated capital notes	—	—	(34,958)
FHLB advances and other borrowings	124,998	173,070	(1,547)
Exercise of stock options and restricted units lapsed, net	(4,368)	(1,689)	(906)
Purchase of treasury stock	(70,324)	(18,653)	(64,110)
Dividends paid on common stock	(45,646)	(41,011)	(30,090)
Net cash (used in) provided by financing activities	$(73,557)	$1,306,797	$(124,705)
Net change in cash and cash equivalents	(157,036)	197,709	(1,473,186)
Cash and cash equivalents at beginning of year	748,173	550,464	2,023,650
Cash and cash equivalents at end of year	$591,137	$748,173	$550,464
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022 (CONTINUED)

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$584,467	$743,550	$546,146
Money market investments	6,670	4,623	4,161
Restricted cash	—	—	157
Total cash and cash equivalents at end of year	$591,137	$748,173	$550,464

Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$156,788	$79,726	$26,959
Income taxes paid	$40,071	$15,007	$5,126
Operating lease liabilities paid	$9,587	$10,117	$10,107
Mortgage loans held-for-sale securitized into mortgage-backed securities	$74,660	$93,565	$126,082
Transfer from loans to foreclosed real estate and other repossessed assets	$44,755	$53,400	$37,233
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$34,684	$53,021	$17,476
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$13,622	$8,763	$22,723
Financed sales of foreclosed real estate	$1,349	$585	$1,767
Delinquent loans booked under the GNMA buy-back option	$48,586	$19,401	$32,590
Conversion of debt security to equity security	$—	$376	$1,500
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of OFG conform with GAAP and to banking industry practices. The following is a description of OFG’s most significant accounting policies:
Nature of Operations
OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries including, a commercial bank, the Bank, a securities broker-dealer and investment adviser, Oriental Financial Services, an insurance agency, Oriental Insurance, a captive reinsurance company, OFG Reinsurance, and OFG Ventures, which holds investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer, auto and mortgage lending, financial planning, insurance sales, investment advisory and securities brokerage services, as well as corporate trust services. Effective December 31, 2022, OFG sold its retirement plan administration business, which was operated under a retirement plan administrator, OPC, which thereafter ceased its operations. The results for the year 2022 included OPC operations.
OFG conducts its business through its main office in San Juan, Puerto Rico, forty-two branches in Puerto Rico and two branches in the USVI. OFG has three subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services and Oriental Insurance; one subsidiary in the United States, OFG Ventures; and a subsidiary in the Cayman Islands, OFG Reinsurance. OFG is subject to supervision and regulation by the Federal Reserve Board under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.
The Bank is subject to the supervision, examination and regulation of the Office of the OCFI and the FDIC. During 2024, the Bank became subject to the CFPB supervisory and enforcement authority with respect to consumer financial laws. The Bank has a wholly owned operating subsidiary, OFG USA, which is a commercial lender organized in Delaware. OIB, a wholly owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are IBEs licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to persons located in Puerto Rico with assets/liabilities located outside of Puerto Rico. In March 2024, the Bank organized OBPEF, as a wholly owned subsidiary of the Bank and a private equity fund under the Incentives Code, as amended, whose objective is to provide financing to eligible borrowers, whether in the form of senior or subordinated debt, to support the economic development of Puerto Rico. The Bank’s USVI operations are also subject to the supervision, examination and regulation of the USVI Banking Board.
Oriental Financial Services is registered as a securities broker-dealer and as an investment adviser, and is subject to the supervision, examination and regulation of the FINRA, the SEC, and the OCFI. Oriental Financial Services is also a member of the Securities Investor Protection Corporation. Oriental Insurance is an insurance agency and is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico. OFG Reinsurance is subject to regulation by the CIMA.
OFG’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates FHA insured and VA guaranteed mortgages that are primarily securitized for issuance of GNMA mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain FNMA or FHLMC programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA mortgage loans for issuance of FNMA mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of its mortgage loan portfolio and the GNMA, FNMA and FHLMC pools that it issues. Through December 31, 2022, the Bank had a subservicing arrangement with a third party for a portion of its acquired loan portfolio. This subservicing arrangement expired on May 1, 2023, and since then, OFG no longer has any subservicing arrangements for its loan portfolio.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of OFG Bancorp and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the ACL, the valuation of securities, the determination of income taxes, impairment of securities, and goodwill valuation and impairment assessment.
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
Investment Securities
OFG classifies its investments in debt securities into one of three categories:
Held-to-maturity - Securities that management has the intent and ability to hold to maturity. These securities are carried at amortized cost. An ACL is established for the expected credit losses over the remaining term of debt securities held to maturity. OFG’s portfolio of held to maturity securities is comprised of obligations from the U.S. Government. These securities have an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Other debt securities held to maturity are securities issued by a public corporation and governmental instrumentality of the Commonwealth of Puerto Rico, and guaranteed by such agency with no history of credit losses. Accordingly, OFG applies a zero-credit loss assumption and no ACL for these securities has been established. OFG monitors its securities portfolio composition and credit performance on a quarterly basis to determine if any allowance is considered necessary.
Available-for-sale - Securities to be held for indefinite periods of time. These securities are carried at fair value. Declines in fair value below the securities’ amortized cost which are not related to estimated credit losses are recorded through other comprehensive income or loss, net of taxes. If OFG intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through earnings. Credit losses relating to available-for-sale debt securities are recorded through an ACL, which are limited to the difference between the amortized cost and the fair value of the asset. The ACL is established for the expected credit losses over the remaining term of debt security. OFG’s portfolio of AFS securities is comprised mainly of US Treasury securities and obligations from the U.S. Government. These securities have an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, OFG applies a zero-credit loss assumption and no ACL for these securities has been established. OFG monitors its securities portfolio composition and credit performance on a quarterly basis to determine if any allowance is considered necessary. Debt securities available-for-sale are written-off when a portion or the entire amount is deemed uncollectible, based on the information considered to develop expected credit losses through the life of the asset. The specific identification method is used to determine realized gains and losses on debt securities available-for-sale, which are included in net gain (loss) on sale of securities in the consolidated statements of operations.

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
Equity securities do not have readily available fair values and are measured at cost, less any impairment. Impairment is reviewed on a quarterly basis through a qualitative assessment from financial and non-financial information received from the individual investment funds and companies. As of December 31, 2024 and 2023 and for the years then ended, there were no impairments, downward or upward adjustments, annual or on a cumulative basis for these investments. Stock that is owned by OFG to comply with regulatory requirements, such as FHLB stock, is included in this category, and their realizable value equals their cost. Unrealized and realized gains and losses and any impairment on equity securities are included in net gain (loss) in the consolidated statements of operations. Dividend income from investments in equity securities is included in interest income in the consolidated statements of operations.
Financial Instruments
Certain financial instruments, including trading securities, and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive (loss) income or as part of non-interest income, as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors, including price quotations for similar instruments.
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
Level 1 — Level 1 assets and liabilities include equity securities, debt securities, and money market investment that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on valuations obtained from third-party pricing services for identical or comparable assets and (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments.
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
These loans are reclassified to held-for-sale on the date that OFG decides to sell them. At this time, any previously recorded ACL is reversed in earnings and the loan is recorded at its amortized cost basis. Prior to the transfer, OFG applies its write-off policy to the amortized cost basis. The amortized cost at the date of transfer is reduced by any write-offs recognized just prior to the transfer. If the amortized cost basis exceeds the loan’s fair value at the date of transfer, OFG establishes a valuation allowance equal to the difference between amortized cost basis and fair value. The previously recorded ACL associated with the transferred loans after applying the write-off policy is released and an offsetting entry is recorded to the provision.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which OFG provides servicing. At OFG’s option and without GNMA’s prior authorization, OFG may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, OFG treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that OFG does not maintain effective control over the loans and, therefore, these are derecognized from the statement of financial condition. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, OFG is deemed to have regained effective control over these loans, and these must be brought back into OFG’s books as assets, regardless of whether OFG intends to exercise the buy-back option. Quality review procedures are performed by OFG as required under the government agency programs to ensure that asset guideline qualifications are met. OFG records a contingent liability for these customary representations and warranties related to loans sold by OFG and is presented within other liabilities in the consolidated statements of financial condition. For more information refer to Note 24 – Commitments and Contingencies.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
PCD Loans: OFG has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. OFG considered the following factors as indicators that an acquired loan had evidence of deterioration in credit quality: loans that were 90 days or more past due; loans that had an internal loan grade of substandard or worse - substandard loans have a well-defined weakness that jeopardizes collection of the loan; loans that were classified as nonaccrual by the acquired bank at the time of acquisition; and loans that had been previously modified in a financial difficulties modification or previously identified as troubled debt restructuring. As such, our PCD loans are recorded at the purchase price plus the ACL expected at the time of acquisition or implementation of the standard. An ACL is determined using an UDCF methodology.
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
•Credit losses for loans that do not share similar risk characteristics are estimated on an individual basis. Individual evaluations are typically performed for commercial nonaccrual modified loans classified as financial difficulties modifications or previously identified as troubled debt restructurings, and commercial classified loans that do not share common risk characteristics. The lifetime losses for individually measured loans are estimated based on one of several methods, including the estimated fair value of the underlying collateral, the observable market value of similar debt, or the present value of expected cash flows.
•ACL reserves are estimated over the contractual term of the financial asset adjusted for expected prepayments. As part of the calculation of the contractual term, the expected extension is generally not considered unless the option to extend the loan cannot be canceled unilaterally by OFG. In the case of unconditionally cancellable accounts, such as

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
credit cards, reserves are based on the expected life of the balance as of the evaluation date (assuming no further charges) and do not include any undrawn commitments that are unconditionally cancellable.
•The quantitative model utilizes a DCF or UDCF approach to estimate expected credit losses using the probability of default (“PD”), loss given default (“LGD”), and exposure at default (“EAD”). DCF method is used for most of the non-PCD portfolio, and the UDCF method for the PCD portfolio. For the EAD, OFG uses a prepayment model that projects prepayments over the life of the loans.
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
•The ACL excludes accrued interest since all our products are subject to a non-accrual and timely write-off policy, except for accrued interest receivable on loans that participated in the Covid-19 and Hurricane Fiona deferral programs with delinquency status between 30 and 89 days past due, in which a reserve is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. Accrued interest receivable totaled $60.9 million and $63.5 million on December 31, 2024 and 2023, respectively, reported in accrued interest receivable on the consolidated statement of financial condition. Accrued interest receivable on loans that participated in the Covid-19 and Hurricane Fiona deferral programs amounted to $18.1 million at December 31, 2024 (December 31, 2023 - $20.2 million), of which $16.3 million (December 31, 2023 - $18.2 million) corresponds to loans in current status. ACL for accrued interest receivable on loans that participated in the deferral programs amounted to $68 thousand and $85 thousand at December 31, 2024 and 2023, respectively.
In our loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, employment rates, real estate prices, gross domestic product levels, GNP levels, and retail sales. As any one economic outlook is inherently uncertain, OFG leverages multiple scenarios. The scenarios that are re-evaluated each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists, and industry trends.
Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income through the life of the loan.
OFG has identified the following portfolio segments, commercial loans, mortgage loans, consumer loans, and auto loans, and measures the ACL using the methods described below for each.
Commercial Loans – The segmentation of commercial loans was established by business line, collateral type, size, and delinquency or risk rating/classification to assess the loans based on common risk characteristics. The segmentation aligns with OFG’s current credit policies and procedures for these portfolios. The estimate of expected credit losses on commercial loans is forecasted using models that estimate credit losses over the loan’s contractual life at an individual loan level. The models use the contractual terms to forecast future principal cash flows while also considering expected prepayments, considering that all our lines of credit are unconditionally cancellable. The loss forecasting model determines the probabilities of transition to different credit risk ratings or defaults at each point over the life of the asset based on the borrower’s current credit risk rating and business segment. Assumptions of expected loss are conditioned to the economic outlook, and the model considers key

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
economic variables such as the unemployment rate, GNP (Puerto Rico-related projections), gross domestic product (U.S. projections), and employment rates (U.S. projections).
Loans that do not share risk characteristics are evaluated on an individual basis. Individual evaluations are typically performed for nonaccrual modified loans classified as FDMs or as previous TDRs, and classified loans that do not share common risk characteristics. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate, as OFG elected the collateral-dependent practical expedient. For loans evaluated individually that are not collateral dependent, a DCF method is used to determine the ACL.
Commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
OFG’s lending activities in the continental United States – referred to as commercial US loans – are conducted through OFG USA and OIB. These activities include the purchase of middle market senior secured cash flow loan participations and the purchase of participations of loans to small and medium sized businesses.
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
Consumer Loans – This portfolio consists of smaller retail loans such as unsecured personal loans, unsecured personal lines of credit, retail credit cards, and overdrafts. The estimates are based on OFG’s historical experience with the loan portfolios, adjusted to reflect the economic outlook. The outlook on the GNP and personal bankruptcy rate are key factors that impact the frequency and severity of loss estimates. Credit cards are revolving lines of credit without a defined maturity date. OFG elected to apply the remaining life methodology for the credit cards and overdrafts. The remaining life methodology takes projected losses based on the economic forecast for credit cards and historical losses on the overdraft segment, based on the expected remaining life of that pool. Future draws on the credit card lines are excluded from the estimated expected credit losses as they are unconditionally cancellable.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Financial Difficulties Modifications
On January 1, 2023, OFG adopted ASU 2022-02, which eliminated the recognition and measurement of TDRs and enhanced disclosures for loan restructurings for borrowers experiencing financial difficulty, or FDMs, using the prospective transition method. Loans that were restructured in a TDR prior to the adoption of ASU 2022-02 will continue to be accounted for under the historical TDR accounting until the relevant loans are paid off, liquidated or subsequently modified. Since adoption, all restructurings, including restructurings for borrowers experiencing financial difficulty, are evaluated to determine whether they result in a new loan or a continuation of an existing loan. Loan restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan as the terms of the restructured loans are typically not at market rates. When a loan is restructured, OFG measures impairment on the loan using a DCF approach that utilizes the loan’s restructured terms, including the post-restructuring interest rate.

A modification is subject to disclosure under the new ASU when OFG separately concludes that both of the following conditions exist: (i) the debtor is experiencing financial difficulties, and (ii) the modification constitutes a reduction in the interest rate on the loan, a payment extension, a forgiveness of principal, or a more-than-insignificant payment delay, or a combination of any of these. Determination that a borrower is experiencing financial difficulties involves a degree of judgment. The identification of FDMs is critical in the determination of the adequacy of the ACL. A FDM is typically in non-accrual status at the time of the modification. These loans continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments for at least six months of sustained performance after the modification and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.
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
A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicates that it is more likely than not that goodwill is not impaired. OFG performs an annual goodwill impairment test as of October 31 and monitors interim triggering events on an ongoing basis. OFG tests for impairment based on the allocation of goodwill and other assets and liabilities, as necessary, to defined reporting segments. A fair value is then determined for each reporting segment. If the fair values of the reporting segments exceed their book values, no write down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Impairment of Long-Lived Assets
OFG periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2024 and 2023, there was no indication of impairment as a result of such review.
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
Securities Sold Under Agreements to Repurchase
From time to time, OFG sells securities under agreements to repurchase the same or similar securities. OFG retains effective control over the securities sold under these agreements. Accordingly, such agreements are treated as financing arrangements, and the obligations to repurchase the securities sold are reflected as liabilities. The securities underlying the financing agreements remain included in the asset accounts. The counterparty to repurchase agreements generally has the right to repledge the securities received as collateral.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
OFG is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2020 to 2023, until the applicable statute of limitations expires. In addition, OFG’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2021 to 2023. Tax audits by their nature are often complex and can require several years to complete.
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
The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures.
Revenue-generating activities that are within the scope of ASC 606, which are presented in OFG’s statement of operations as components of non-interest income are described in Note 28 – Business Segments.

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
The Board’s Compensation Committee (the “Committee”), or such other committee as the Board may designate, has full authority to interpret and administer the Omnibus Plan in order to carry out its provisions and purposes. The Committee has the authority to determine those persons eligible to receive an Award and to establish the terms and conditions of any Award. The Committee may delegate, subject to such terms or conditions or guidelines as it shall determine, to any employee or group of employees any portion of its authority and powers under the Omnibus Plan with respect to participants who are not directors or executive officers subject to the reporting requirements under Section 16(a) of the Exchange Act. Only the Committee may exercise authority in respect to Awards granted to such participants.
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
Subsequent Events
OFG has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form 10-K for 2024, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.
New Accounting Updates Not Yet Adopted
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We will adopt this guidance when it becomes effective in the annual period of 2027 on a prospective basis. We are currently estimating the impact on our financial statements and disclosures.
Codification Improvements—Amendments to Remove References to the Concepts Statements. In March 2024, the FASB issued ASU 2024-02, which removes various references to concept statements from the FASB Accounting Standards Codification. The ASU intends to simplify the Accounting Standards Codification and distinguish between non-authoritative and authoritative guidance. For public business entities, the amendments will be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The amendments can be applied prospectively or retrospectively. We will adopt this guidance when it becomes effective in the first quarter of 2025 on a prospective basis, and the impact on our financial statements and disclosures is not expected to be material.
Compensation—Stock Compensation. In March 2024, the FASB issued ASU 2024-01 to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718. The ASU is intended to reduce complexity and diversity in practice. For public business entities, the amendments will be effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. We will adopt this guidance when it becomes effective in the first quarter of 2025 on a prospective basis. The impact on our financial statements and disclosures is not expected to be material.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Income Taxes—Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to enhance income tax disclosures and address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The ASU’s two primary enhancements will require further disaggregation for existing disclosures for the effective tax rate reconciliation and income taxes paid. More specifically, the amendments will require entities to disclose: (i) a tabular effective tax rate reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and jurisdiction; and (ii) income taxes paid (net of refunds received), broken out between federal, state and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total. The amendments in this update are effective for annual periods beginning after December 15, 2024. Entities are permitted to early adopt these amendments. The amendments should be applied prospectively, but retrospective application is permitted. We will adopt this guidance when it becomes effective, in the annual period of 2025 on a prospective basis. We expect to provide additional disaggregated income tax disclosures in accordance with this ASU. This ASU will not impact our Consolidated Statement of Operations, Consolidated Balance Sheet, Consolidated Statement of Cash Flows, Consolidated Statement of
Comprehensive Income, or Consolidated Statement of Changes in Equity.
New Accounting Updates Adopted in 2024
Segment Reporting—Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07 to enhance segment reporting by expanding the breadth and frequency of segment disclosures required for public entities. The amendments in this ASU allows registrants to disclose multiple measures of segment profit or loss and it also clarifies that single reportable segment entities must apply Topic 280 in its entirety. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. Our adoption of this standard for the annual period of 2024 did not have a material impact on our consolidated financial statements. Refer to Note 28 – Business Segments for disclosures.
NOTE 2 – CASH RESTRICTIONS
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered December 31, 2024, was $472.0 million (December 31, 2023 - $464.5 million). At December 31, 2024 and 2023, the Bank complied with this requirement. Cash and due from banks, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2024 and 2023, money market instruments included as part of cash and cash equivalents amounted to $6.7 million and $4.6 million, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$14,930	$—	$587	$14,343	2.07%
Due from 5 to 10 years	23,664	—	1,415	22,249	1.90%
Due after 10 years	1,943,193	5,545	72,449	1,876,289	4.51%
Total FNMA and FHLMC certificates	1,981,787	5,545	74,451	1,912,881	4.46%
GNMA certificates
Due from 1 to 5 years	6,215	—	177	6,038	1.74%
Due from 5 to 10 years	11,358	10	641	10,727	2.25%
Due after 10 years	437,308	4,058	40,146	401,220	3.63%
Total GNMA certificates	454,881	4,068	40,964	417,985	3.57%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	5,015	—	126	4,889	1.78%
Due after 10 years	753	—	3	750	5.07%
Total CMOs issued by US government-sponsored agencies	5,768	—	129	5,639	2.21%
Total mortgage-backed securities	2,442,436	9,613	115,544	2,336,505	4.29%
Investment securities
US Treasury securities
Due less than 1 year	1,149	1	—	1,150	4.85%
Other debt securities
Due from 1 to 5 years	550	—	—	550	2.41%
Total investment securities	1,699	1	—	1,700	4.06%
Total securities available for sale	$2,444,135	$9,614	$115,544	$2,338,205	4.29%

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$292,158	$—	$60,006	$232,152	1.73%
Investment securities
Other debt securities
Due less than 1 year	35,000	22	—	35,022	5.53%
Total securities held to maturity	$327,158	$22	$60,006	$267,174	2.13%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
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
At December 31, 2024 and 2023, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption and, therefore, have no ACL.
Investment securities as of December 31, 2024, include $1.564 billion pledged to secure securities sold under agreements to repurchase, government deposits and regulatory collateral, of which $1.440 billion serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge them. Investment securities as of December 31, 2023, include $1.624 billion pledged to secure government deposits, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $1.575 billion serve as collateral for public funds.
During 2023, OFG acquired a two-year $35.0 million private placement hospital revenue bond issued by AFICA, a public corporation and governmental instrumentality of the Commonwealth of Puerto Rico, to provide financing for a private entity. This bond is not marketable and therefore has no rating. It is included in “Other debt securities held to maturity” in the tables above.
At December 31, 2024 and 2023, the Bank’s IBEs, OIB and Oriental Overseas, each held short-term US Treasury securities in the amount of $525 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions.
During 2024, 2023 and 2022, OFG retained securitized GNMA pools totaling $74.7 million, $76.4 million and $112.4 million, respectively, at a yield of 4.87%, 5.33% and 3.90%, respectively, from its own originations. During 2023 and 2022, OFG retained FNMA pools totaling $17.2 million and $13.7 million at a yield of 5.37% and 4.97%, from its own originations. OFG did not retain FNMA pools during 2024.
During 2024 and 2023, OFG purchased $549.0 million and $300.0 million of short-term available for sale US Treasury securities. During 2022, OFG purchased $550.0 million of available for sale US Treasury securities and $200.0 million of held to maturity US Treasury securities. US Treasury securities are exempt of income taxes.
During 2024, 2023 and 2022, OFG sold $149.4 million, $203.3 million and $242.4 million, respectively, of AFS US Treasury securities and recognized $7 thousand, $1.1 million and $247 thousand, respectively, in losses on the sales. These losses are included in the consolidated statements of operations.

	Year Ended December 31, 2024
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of investment securities available-for-sale
Investment securities
US Treasury securities	$149,406	$149,413	$—	$7

	Year Ended December 31, 2023
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of investment securities available-for-sale
Investment securities
US Treasury securities	$202,133	$203,282	$—	$1,149

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2022
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of investment securities available-for-sale
Investment securities
US Treasury securities	$242,126	$242,373	$—	$247
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale at December 31, 2024 and 2023, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2024
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$641,189	$61,462	$579,727
GNMA certificates	240,265	38,945	201,320
CMOs issued by US Government-sponsored agencies	5,768	129	5,639
	$887,222	$100,536	$786,686

	December 31, 2024
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$804,976	$12,989	$791,987
GNMA certificates	85,792	2,019	83,773
	$890,768	$15,008	$875,760

	December 31, 2024
	Total
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$1,446,165	$74,451	$1,371,714
GNMA certificates	326,057	40,964	285,093
CMOs issued by US Government-sponsored agencies	5,768	129	5,639
	$1,777,990	$115,544	$1,662,446

The unrealized losses on OFG’s investment in federal agency mortgage-backed securities were caused by market volatility related to market uncertainty tied to interest rates. OFG purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government or by a government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price that is less than the amortized cost basis of OFG’s investments. OFG does not intend to sell the investments, and it is not more likely than not that OFG will be required to sell the investments before recovery of their amortized cost basis.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 - PLEDGED ASSETS
The following table shows a summary of pledged and not pledged assets at December 31, 2024 and 2023. Investment securities available for sale are presented at fair value, and investment securities held to maturity, residential mortgage loans, commercial loans, consumer loans and auto loans are presented at amortized cost:

	December 31,
	2024	2023
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$80,968	$—
Bank Term Funding Program	41,889	48,070
IBE Regulation	1,045	645
Bond for the Bank's trust operations	104	104
Puerto Rico public fund deposits	1,439,627	1,575,042
Total pledged investment securities	1,563,633	1,623,861
Pledged residential mortgage loans to secure:
Advances from the FHLB	700,469	769,813
Pledged commercial loans to secure:
Advances from the FHLB	394,597	236,665
Federal Reserve Bank Credit Facility	79,893	70,075
Puerto Rico public fund deposits	66,944	69,731
	541,434	376,471
Pledged auto loans to secure:
Federal Reserve Bank Credit Facility	2,069,693	1,169,711
Pledged consumer loans to secure:
Federal Reserve Bank Credit Facility	551,131	—
Total pledged assets	$5,426,360	$3,939,856
Financial assets not pledged:
Investment securities	$1,101,730	$1,024,427
Residential mortgage loans	783,634	792,796
Commercial loans	2,566,102	2,728,777
Consumer loans	117,430	620,446
Auto loans	479,800	1,104,710
Total assets not pledged	$5,048,696	$6,271,156

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 - LOANS
OFG’s loan portfolio is composed of four segments: commercial, mortgage, consumer, and auto loans. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio.
The composition of the amortized cost basis of OFG’s loan portfolio at December 31, 2024 and 2023 was as follows:

	December 31, 2024			December 31, 2023
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,222,395	$77,196	$1,299,591	$1,095,207	$120,988	$1,216,195
Other commercial and industrial	1,087,886	11,533	1,099,419	1,091,021	14,459	1,105,480
	2,310,281	88,729	2,399,010	2,186,228	135,447	2,321,675
Commercial US	704,081	—	704,081	755,228	—	755,228
Total commercial loans	3,014,362	88,729	3,103,091	2,941,456	135,447	3,076,903
Mortgage loans	628,853	841,964	1,470,817	629,247	933,362	1,562,609
Consumer loans:
Personal loans	620,430	245	620,675	568,358	264	568,622
Credit lines	10,126	353	10,479	10,926	288	11,214
Credit cards	36,956	—	36,956	40,314	—	40,314
Overdraft	451	—	451	296	—	296
	667,963	598	668,561	619,894	552	620,446
Auto loans	2,549,033	460	2,549,493	2,272,530	1,891	2,274,421
	6,860,211	931,751	7,791,962	6,463,127	1,071,252	7,534,379
Allowance for credit losses	(170,709)	(5,154)	(175,863)	(152,610)	(8,496)	(161,106)
Total loans held for investment, net	6,689,502	926,597	7,616,099	6,310,517	1,062,756	7,373,273
Mortgage loans held-for-sale	13,286	—	13,286	—	—	—
Other loans held-for-sale	4,446	—	4,446	28,345	—	28,345
Total loans held-for-sale	17,732	—	17,732	28,345	—	28,345
Total loans, net	$6,707,234	$926,597	$7,633,831	$6,338,862	$1,062,756	$7,401,618
During 2024, OFG sold $56.6 million commercial loans held-for-sale and recognized a $900 thousand gain, included in other non-interest income in the consolidated statement of operations. During 2023, OFG sold non-performing Puerto Rico small business commercial loans held-for-sale amounting to $4.3 million, with an unpaid principal balance of $25.3 million and recognized a $6.3 million gain, included in other non-interest income in the consolidated statement of operations. At December 31, 2024 and 2023, OFG had $4.4 million and $28.3 million, respectively, in commercial loans held-for-sale.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At December 31, 2024 and 2023, OFG had carrying balances of $66.4 million and $68.6 million, respectively, in loans held-for-investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.
The tables below present the aging of the amortized cost of loans held for investment at December 31, 2024 and 2023, by class of loans. Mortgage loans past due include $48.6 million and $19.4 million of delinquent loans in the GNMA buy-back option program at December 31, 2024 and 2023, respectively. During 2024, OFG acquired the servicing rights to a $1.7 billion mortgage loan portfolio that was being subserviced by the Bank. At the time of acquisition, defaulted loans under the GNMA buy-back option program corresponding to this servicing portfolio amounted to $24.2 million. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$879	$215	$9,780	$10,874	$1,211,521	$1,222,395	$—
Other commercial and industrial	597	629	3,588	4,814	1,083,072	1,087,886	—
	1,476	844	13,368	15,688	2,294,593	2,310,281	—
Commercial US	—	4,505	—	4,505	699,576	704,081	—
Total commercial loans	1,476	5,349	13,368	20,193	2,994,169	3,014,362	—
Mortgage loans	5,362	6,069	59,995	71,426	557,427	628,853	2,047
Consumer loans:
Personal loans	8,522	4,655	3,494	16,671	603,759	620,430	—
Credit lines	53	38	125	216	9,910	10,126	—
Credit cards	670	255	571	1,496	35,460	36,956	—
Overdraft	88	—	—	88	363	451	—
	9,333	4,948	4,190	18,471	649,492	667,963	—
Auto loans	119,805	50,208	20,055	190,068	2,358,965	2,549,033	—
Total loans	$135,976	$66,574	$97,608	$300,158	$6,560,053	$6,860,211	$2,047

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,585	$411	$5,671	$7,667	$1,087,540	$1,095,207	$—
Other commercial and industrial	1,366	291	4,974	6,631	1,084,390	1,091,021	—
	2,951	702	10,645	14,298	2,171,930	2,186,228	—
Commercial US	—	—	—	—	755,228	755,228	—
Total commercial loans	2,951	702	10,645	14,298	2,927,158	2,941,456	—
Mortgage loans	6,107	9,596	31,557	47,260	581,987	629,247	2,478
Consumer loans:
Personal loans	6,115	4,041	2,755	12,911	555,447	568,358	—
Credit lines	137	35	35	207	10,719	10,926	—
Credit cards	657	280	586	1,523	38,791	40,314	—
Overdraft	87	14	—	101	195	296	—
	6,996	4,370	3,376	14,742	605,152	619,894	—
Auto loans	101,610	46,071	19,056	166,737	2,105,793	2,272,530	—
Total loans	$117,664	$60,739	$64,634	$243,037	$6,220,090	$6,463,127	$2,478
As of December 31, 2023, total past due loans exclude $6.4 million of past due commercial loans held-for-sale, these loans were sold during 2024. There were no past due commercial loans held-for-sale as of December 31, 2024.

Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans held for investment on non-accrual status as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial PR:
Commercial secured by real estate	$4,610	$6,248	$10,858	$3,553	$7,929	$11,482
Other commercial and industrial	1,855	1,996	3,851	4,560	830	5,390
	6,465	8,244	14,709	8,113	8,759	16,872
Commercial US	21,317	2,887	24,204	19,224	—	19,224
Total commercial loans	27,782	11,131	38,913	27,337	8,759	36,096
Mortgage loans	8,770	3,153	11,923	10,339	3,858	14,197
Consumer loans:
Personal loans	3,468	44	3,512	2,741	14	2,755
Credit lines	125	—	125	35	—	35
Credit cards	570	—	570	586	—	586
	4,163	44	4,207	3,362	14	3,376
Auto loans	20,049	6	20,055	19,051	5	19,056
Total	$60,764	$14,334	$75,098	$60,089	$12,636	$72,725

PCD:
Commercial PR:
Commercial secured by real estate	$—	$1,946	$1,946	$3,060	$2,417	$5,477
Other commercial and industrial	695	—	695	—	947	947
Total commercial loans	695	1,946	2,641	3,060	3,364	6,424
Mortgage loans	239	—	239	250	—	250
Total	$934	$1,946	$2,880	$3,310	$3,364	$6,674
Total non-accrual loans	$61,698	$16,280	$77,978	$63,399	$16,000	$79,399
The determination of non-accrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
As of December 31, 2023, total commercial non-accrual loans exclude $6.4 million of non-accrual commercial loans held-for-sale, these loans were sold during 2024. There were no commercial non-accrual loans held-for-sale at December 31, 2024.
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
At December 31, 2024 and 2023, the amortized cost of modified loans excludes $127 thousand and $188 thousand, respectively, in accrued interest receivable. Accrued interest receivable on loans is included in the “accrued interest receivable” line in OFG’s consolidated statements of financial condition. The amortized cost of modified loans during 2024 and 2023, includes $1.0 million and $4.6 million, respectively, of government-guaranteed loans (e.g., FHA/VA).
The following tables present the amortized cost basis as of December 31, 2024 and 2023 of loans held for investment that were modified during 2024 and 2023, disaggregated by class of financing receivable and type of concession granted.

	Year Ended December 31, 2024
	Interest Rate Reduction		Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness / Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial US	$9,257	1.31%	$—	—%	$6,286	0.89%	$—	—%	$—	—%
Mortgage loans	—	—%	1,682	0.11%	—	—%	88	0.01%	105	0.01%
Consumer:
Personal loans	26	—%	6	—%	—	—%	—	—%	—	—%
Auto loans	162	0.01%	—	—%	—	—%	—	—%	—	—%
Total	$9,445		$1,688		$6,286		$88		$105

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2023
	Interest Rate Reduction		Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness / Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$—	—%	$6,332	0.52%	$—	—%	$—	—%	$—	—%
Other commercial and industrial	—	—%	689	0.06%	—	—%	—	—%	—	—%
	—	—%	7,021	0.23%	—	—%	—	—%	—	—%
Commercial US	6,649	0.88%	—	—%	—	—%	—	—%	4,183	0.55%
Total commercial loans	6,649	0.88%	7,021	0.23%	—	—%	—	—%	4,183	0.55%
Mortgage loans	—	—%	5,777	0.37%	97	0.01%	710	0.05%	440	0.03%
Consumer:
Personal loans	37	0.01%	—	—%	—	—%	80	0.01%	—	—%
Auto loans	48	—%	13	—%	—	—%	53	—%	—	—%
Total	$6,734		$12,811		$97		$843		$4,623
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

	Year Ended December 31, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial US	0.73%	0	$623
Mortgage loans	0.38%	149	11
Consumer loans:
Personal loans	5.00%	18	—
Auto loans	2.82%	0	—

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	—%	23	$—
Commercial US	1.95%	31	2,973
Mortgage loans	1.94%	213	24
Consumer loans:
Personal loans	2.98%	81	—
Auto loans	3.00%	0	—
The following tables present the amortized cost basis as of December 31, 2024 and 2023, of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the prior twelve months.

	Twelve-Months Ended December 31, 2024
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage loans	$—	$149	$—	$—	$149

	Twelve-Months Ended December 31, 2023
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage loans	$—	$704	$—	$—	$704
A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower missed three consecutive monthly payments since modification. Payment defaults is one of the factors considered when projecting future cash flows in the calculation of the ACL of loans.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status of loans that have been modified in the year ended December 31, 2024 and 2023 that were granted to borrowers experiencing financial difficulty.

	December 31, 2024
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial US	$—	$—	$—	$—	$15,543	$15,543
Mortgage loans	118	37	149	304	1,571	1,875
Consumer loans:
Personal loans	—	—	—	—	32	32
Auto loans	—	—	—	—	162	162
Total	$118	$37	$149	$304	$17,308	$17,612

	December 31, 2023
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$6,332	$6,332
Other commercial and industrial	—	—	—	—	689	689
	—	—	—	—	7,021	7,021
Commercial US	—	—	—	—	10,832	10,832
Total commercial loans	—	—	—	—	17,853	17,853
Mortgage loans	471	297	583	1,351	5,673	7,024
Consumer loans:
Personal loans	—	—	—	—	117	117
Auto loans	30	—	—	30	84	114
Total	$501	$297	$583	$1,381	$23,727	$25,108
There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $25.0 million and $24.1 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through their respective courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held for investment at December 31, 2024 and 2023, by class of loans.

	December 31,
	2024	2023
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$6,877	$8,027
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
As of December 31, 2024, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans, and current year-to-date period gross charge-offs by year of origination is as follows:

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$219,185	$204,144	$229,955	$190,891	$106,562	$180,600	$46,448	$1,177,785
Special Mention	—	13,702	7,205	6,192	909	3,721	73	31,802
Substandard	—	—	554	1,479	1,198	8,572	1,005	12,808
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	219,185	217,846	237,714	198,562	108,669	192,893	47,526	1,222,395
Commercial secured by real estate:
YTD gross charge-offs	—	184	—	—	—	26	—	210
Other commercial and industrial:
Loan grade:
Pass	146,372	269,680	48,516	49,751	23,858	13,508	477,838	1,029,523
Special Mention	—	373	3,281	45,012	—	136	4,920	53,722
Substandard	21	15	317	640	111	825	2,712	4,641
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	146,393	270,068	52,114	95,403	23,969	14,469	485,470	1,087,886
Other commercial and industrial:
YTD gross charge-offs	117	143	298	3,573	—	238	—	4,369
Commercial US:
Loan grade:
Pass	56,534	120,064	21,648	57,736	20,138	21,884	273,971	571,975
Special Mention	—	—	—	—	—	—	39,896	39,896
Substandard	16,094	16,422	26,536	4,689	—	5,647	21,204	90,592
Doubtful	1,618	—	—	—	—	—	—	1,618
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	74,246	136,486	48,184	62,425	20,138	27,531	335,071	704,081
Commercial US:
YTD gross charge-offs	—	—	392	1,749	—	1,497	—	3,638
Total commercial loans	$439,824	$624,400	$338,012	$356,390	$152,776	$234,893	$868,067	$3,014,362
Total YTD gross charge-offs	$117	$327	$690	$5,322	$—	$1,761	$—	$8,217

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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At December 31, 2024 and 2023, the balance of revolving commercial loans converted to term loans was $191.9 million and $144.1 million, respectively.
OFG considers the performance of the loan portfolio and its impact on the ACL. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.
The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment activity as of December 31, 2024:

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Mortgage loans:
Payment performance:
Performing	$41,100	$18,986	$23,207	$28,034	$20,203	$480,388	$—	$611,918
Nonperforming	148	636	107	466	102	15,476	—	16,935
Total mortgage loans:	41,248	19,622	23,314	28,500	20,305	495,864	—	628,853
Mortgage loans:
YTD gross charge-offs	—	—	—	—	—	126	—	126
Consumer loans:
Personal loans:
Payment performance:
Performing	265,955	175,932	114,654	40,794	11,563	8,020	—	616,918
Nonperforming	438	1,292	1,266	353	51	112	—	3,512
Total personal loans	266,393	177,224	115,920	41,147	11,614	8,132	—	620,430
Personal loans:
YTD gross charge-offs	1,425	10,788	11,973	3,443	700	1,088	—	29,417
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	10,001	10,001
Nonperforming	—	—	—	—	—	—	125	125
Total credit lines	—	—	—	—	—	—	10,126	10,126
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	156	156
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	36,386	36,386
Nonperforming	—	—	—	—	—	—	570	570
Total credit cards	—	—	—	—	—	—	36,956	36,956
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	2,781	2,781
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	451	451
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	451	451
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	912	912
Total consumer loans	266,393	177,224	115,920	41,147	11,614	8,132	47,533	667,963
Total consumer loans YTD gross charge-offs	1,425	10,788	11,973	3,443	700	1,088	3,849	33,266
Total mortgage and consumer loans	$307,641	$196,846	$139,234	$69,647	$31,919	$503,996	$47,533	$1,296,816
Total mortgage and consumer loans YTD gross charge-offs	$1,425	$10,788	$11,973	$3,443	$700	$1,214	$3,849	$33,392

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment activity as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Mortgage loans:
Payment performance:
Performing	$24,623	$19,722	$23,303	$15,821	$14,589	$511,182	$—	$609,240
Nonperforming	—	—	181	108	479	19,239	—	20,007
Total mortgage loans:	24,623	19,722	23,484	15,929	15,068	530,421	—	629,247
Mortgage loans:
YTD gross charge-offs	—	4	—	—	—	755	—	759
Consumer loans:
Personal loans:
Payment performance:
Performing	270,883	186,612	68,133	19,185	14,460	6,330	—	565,603
Nonperforming	503	1,588	304	193	66	101	—	2,755
Total personal loans	271,386	188,200	68,437	19,378	14,526	6,431	—	568,358
Personal loans:
YTD gross charge-offs	1,748	10,512	4,661	830	1,384	731	—	19,866
Credit lines:
Payment performance:
Performing	—	—	—	—	—	—	10,891	10,891
Nonperforming	—	—	—	—	—	—	35	35
Total credit lines	—	—	—	—	—	—	10,926	10,926
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	419	419
Credit cards:
Payment performance:
Performing	—	—	—	—	—	—	39,728	39,728
Nonperforming	—	—	—	—	—	—	586	586
Total credit cards	—	—	—	—	—	—	40,314	40,314
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	2,825	2,825
Overdrafts:
Payment performance:
Performing	—	—	—	—	—	—	296	296
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	296	296
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	545	545
Total consumer loans	271,386	188,200	68,437	19,378	14,526	6,431	51,536	619,894
Total consumer loans YTD gross charge-offs	1,748	10,512	4,661	830	1,384	731	3,789	23,655
Total mortgage and consumer loans	$296,009	$207,922	$91,921	$35,307	$29,594	$536,852	$51,536	$1,249,141
Total mortgage and consumer loans YTD gross charge-offs	$1,748	$10,516	$4,661	$830	$1,384	$1,486	$3,789	$24,414

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At December 31, 2024, the balance of mortgage and consumer revolving loans that were converted to term loans was $2.2 million. At December 31, 2023, there were no mortgage and consumer revolving loans that were converted to term loans.
OFG evaluates credit quality for auto loans based on FICO score. The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$157,865	$191,510	$163,990	$93,675	$41,016	$38,369	$686,425
661-699	172,579	116,145	69,573	36,607	15,583	13,720	424,207
700+	521,507	397,649	243,449	130,613	66,571	54,947	1,414,736
No FICO	5,266	6,630	5,616	3,255	1,265	1,633	23,665
Total auto loans	$857,217	$711,934	$482,628	$264,150	$124,435	$108,669	$2,549,033
Auto loans:
YTD gross charge-offs	$4,068	$21,603	$18,912	$8,552	$3,799	$4,717	$61,651
The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$170,639	$190,743	$118,821	$57,087	$41,124	$38,570	$616,984
661-699	169,430	110,260	58,166	25,886	18,253	16,137	398,132
700+	474,005	323,514	183,286	103,886	88,929	58,779	1,232,399
No FICO	6,203	6,537	4,592	2,200	3,886	1,597	25,015
Total auto loans	$820,277	$631,054	$364,865	$189,059	$152,192	$115,083	$2,272,530
Auto loans:
YTD gross charge-offs	$4,090	$18,142	$10,894	$4,008	$3,380	$3,250	$43,764

Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding tables.
As of December 31, 2024 and 2023, accrued interest receivable on loans totaled $60.9 million and $63.5 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 11 – Accrued Interest Receivable and Other Assets for more information on accrued interest receivable on loans.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 – ALLOWANCE FOR CREDIT LOSSES
OFG measures its ACL based on management’s best estimate of lifetime expected credit losses inherent in OFG’s relevant financial assets. The ACL is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weight given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. For more information on OFG’s credit loss accounting policies, including the ACL, see Note 1 – Summary of Significant Accounting Policies.
At December 31, 2024, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at December 31, 2024 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as auto loan portfolio credit trends and the evolution of risk ratings applied to the commercial loans and collateral changes in real estate portfolios. There are still many unknown variables, including the results of the government’s fiscal and monetary actions resulting from the effect of inflation and geopolitical tension.

As of December 31, 2024, the ACL increased by $14.8 million compared to December 31, 2023. The provision for credit losses for 2024, reflected adjustments of $60.2 million related to loan volume, $12.6 million from loss rate model and $13.4 million in specific reserves, $8.6 million related to four U.S. commercial loans, offset by a $6.0 million release from the economic model. It also included a $5.7 million qualitative adjustment to account for uncertainty of recent increasing auto delinquency trends the model does not fully capture, net of a $2.7 million reserve release mainly due to an improved U.S. macroeconomic perspective earlier in the year.

The net charge-offs for 2024, amounted to $67.8 million, an increase of $15.9 million when compared to the same period of 2023. The increase is due to $17.0 million from auto loans and $9.0 million from consumer loans mainly as a result of higher loan volume, partially offset by a decrease of $8.8 million from commercial loans. Net charge-offs for 2024 include $3.5 million from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans, partially offset by by a recovery of $2.6 million from the sale of older, previously fully charged-off auto and consumer loans.
The following tables present the activity in OFG’s ACL by segment for 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of year	$44,041	$7,998	$27,086	$73,485	$152,610
Provision for (recapture of) credit losses	6,922	(2,546)	33,832	49,514	87,722
Charge-offs	(8,217)	(126)	(33,266)	(61,651)	(103,260)
Recoveries	2,068	1,069	4,166	26,334	33,637
Balance at end of year	$44,814	$6,395	$31,818	$87,682	$170,709
PCD:
Balance at beginning of year	$1,113	$7,351	$7	$25	$8,496
Recapture of provision for credit losses	(935)	(3,985)	(58)	(197)	(5,175)
Charge-offs	(967)	(178)	—	(25)	(1,170)
Recoveries	1,411	1,326	62	204	3,003
Balance at end of year	$622	$4,514	$11	$7	$5,154
Total allowance for credit losses at end of year	$45,436	$10,909	$31,829	$87,689	$175,863

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2023
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of year	$39,158	$9,571	$23,264	$69,848	$141,841
Provision for (recapture of) credit losses	18,200	(2,031)	23,302	22,294	61,765
Charge-offs	(14,191)	(759)	(23,655)	(43,764)	(82,369)
Recoveries	874	1,217	4,175	25,107	31,373
Balance at end of year	$44,041	$7,998	$27,086	$73,485	$152,610
PCD:
Balance at beginning of year	$1,388	$9,359	$14	$71	$10,832
Provision for (recapture of) credit losses	901	(2,389)	518	(518)	(1,488)
Charge-offs	(2,794)	(317)	(621)	(170)	(3,902)
Recoveries	1,618	698	96	642	3,054
Balance at end of year	$1,113	$7,351	$7	$25	$8,496
Total allowance for credit losses at end of year	$45,154	$15,349	$27,093	$73,510	$161,106

Total net charge-offs for 2023 included $10.5 million charge-offs of US commercial loans and $906 thousand for a small portfolio of non-performing small business commercial loans that were transferred to the held for sale category and sold subsequently; partially offset by a recovery of $3.7 million from the sale of older, previously fully charged-off auto and consumer loans.

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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of year	$10,780	$11,214	$15,039
Additions	3,497	10,216	7,872
Sales	(11,894)	(13,880)	(16,855)
Decline in value	(720)	(1,152)	(1,256)
Other adjustments	2,339	4,383	6,414
Balance at end of year	$4,002	$10,780	$11,214
NOTE 8 — PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2024 and 2023 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life (Years)	December 31,
		2024	2023
		(In thousands)
Land	—	$4,031	$4,031
Buildings and improvements	20 — 40	77,267	76,542
Leasehold improvements	1 — 10	23,176	19,145
Furniture and fixtures	3 — 10	23,591	21,377
Information technology and other	3 — 7	69,787	58,898
		197,852	179,993
Less: accumulated depreciation and amortization		(93,340)	(75,891)
		$104,512	$104,102
Depreciation and amortization of premises and equipment totaled $20.9 million, $20.4 million and $15.8 million for 2024, 2023 and 2022, respectively. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During 2024, OFG acquired the servicing rights to a $1.7 billion mortgage loan portfolio that was being subserviced by the Bank. The fair value at the time of acquisition was $21.4 million.
At December 31, 2024, the fair value of mortgage servicing rights was $70.4 million ($49.5 million — December 31, 2023).
The following table presents the changes in servicing rights measured using the fair value method for 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Fair value at beginning of year	$49,520	$50,921	$48,973
Acquired servicing rights	21,427	—	—
Servicing from mortgage securitization or asset transfers	1,737	2,560	3,998
Changes due to payments on loans	(3,979)	(4,163)	(5,312)
Changes in fair value due to changes in valuation model inputs or assumptions	1,730	202	3,262
Fair value at end of year	$70,435	$49,520	$50,921
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Constant prepayment rate	1.09% - 15.28%	1.35% - 17.34%	3.43% - 21.20%
Discount rate	10.00% - 15.50%	10.00% - 15.50%	10.00% - 15.50%
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	December 31,
	2024	2023
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$70,435	49,520
Weighted average life (in years)	7.9	7.3
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,276)	$(928)
Decrease in fair value due to 20% adverse change	$(2,505)	$(1,821)
Discount rate
Decrease in fair value due to 10% adverse change	$(3,103)	$(1,999)
Decrease in fair value due to 20% adverse change	$(5,966)	$(3,856)
These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. In addition, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.
Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing fees on mortgage loans for 2024, 2023 and 2022 totaled $19.9 million and $19.0 million and $20.3 million, respectively.
NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below. Goodwill by reportable business segment is included in the table below. Refer to Note 28 – Business Segments for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2024	$84,063	$178	$—	$84,241
December 31, 2023	$84,063	$178	$—	$84,241
December 31, 2022	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill as of December 31, 2024 and 2023. There were no accumulated impairment losses during 2024, 2023 and 2022.
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
During 2024 and 2023, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at December 31, 2024 and 2023.

The following table reflects the components of other intangible assets subject to amortization at December 31, 2024 and 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
December 31, 2024
Core deposit intangibles	$41,507	$30,187	$11,320
Customer relationship intangibles	12,693	9,231	3,462
Total other intangible assets	$54,200	$39,418	$14,782
December 31, 2023
Core deposit intangibles	$41,507	$25,659	$15,848
Customer relationship intangibles	12,693	7,847	4,846
Total other intangible assets	$54,200	$33,506	$20,694

In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with its acquisitions of insurance agencies. During 2024 and 2023, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at December 31, 2024 and 2023.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other intangible assets have a definite useful life. Amortization of other intangible assets for the years ended December 31, 2024, 2023 and 2022, was $5.9 million, $6.9 million and $8.5 million, respectively.
The following table presents the estimated amortization of other intangible assets for each of the following periods.

Year Ending December 31,	(In thousands)
2025	4,928
2026	3,942
2027	2,956
2028	1,971
2029	985
NOTE 11 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at December 31, 2024 and 2023 consists of the following:

	December 31,
	2024	2023
	(In thousands)
Loans	$60,864	$63,526
Investments	10,803	7,874
	$71,667	$71,400
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $18.1 million at December 31, 2024, of which $16.3 million corresponded to loans in current status, and $20.2 million at December 31, 2023, of which $18.2 million corresponded to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At December 31, 2024 and 2023, the ACL for accrued interest receivable for loans that participated in moratorium programs amounted to $68 thousand and $85 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at December 31, 2024 and 2023 consist of the following:

	December 31,
	2024	2023
	(In thousands)
Prepaid expenses	$72,093	$63,040
Other repossessed assets	6,595	4,032
Accounts receivable and other assets	70,191	47,859
	$148,879	$114,931
Prepaid expenses amounting to $72.1 million at December 31, 2024, include prepaid municipal, property and income taxes aggregating to $62.2 million. At December 31, 2023 prepaid expenses amounted to $63.0 million, including prepaid municipal, property and income taxes aggregating to $54.7 million.
Other repossessed assets totaled $6.6 million and $4.0 million at December 31, 2024 and 2023, respectively, and consist of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 12 — DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of December 31, 2024 and 2023 consist of the following:

	December 31,
	2024	2023
	(In thousands)
Non-interest-bearing demand deposits	$2,493,860	$2,537,431
Interest-bearing savings and demand deposits	5,198,462	5,601,099
Retail certificates of deposit	1,170,560	1,083,316
Institutional certificates of deposit	585,829	378,143
Total core deposits	9,448,711	9,599,989
Brokered deposits	156,075	162,180
Total deposits	$9,604,786	$9,762,169
At December 31, 2024 and 2023, the aggregate amount of uninsured deposits was $4.915 billion (51.17% of total deposits) and $4.885 billion (50.04% of total deposits), respectively.
The weighted average interest rate of OFG’s deposits was 1.56% and 0.88%, respectively, at December 31, 2024 and 2023.
Interest expense for 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Demand and savings deposits	$101,733	$48,722	$24,261
Certificates of deposit	48,547	27,243	7,978
	$150,280	$75,965	$32,239
At December 31, 2024 and 2023, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $1.049 billion and $747.2 million, respectively.
At December 31, 2024 and 2023, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.445 billion and $1.618 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.507 billion and $1.645 billion at December 31, 2024 and 2023, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $3.1 million and $3.0 million, the scheduled maturities of certificates of deposit at December 31, 2024 and 2023 are as follows:

December 31, 2024
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$645,919	$336,912
Over 3 months through 6 months	293,693	99,596
Over 6 months through 1 year	492,799	201,877
	1,432,411	638,385
Over 1 through 2 years	340,176	95,690
Over 2 through 3 years	63,044	9,017
Over 3 through 4 years	39,462	4,176
Over 4 through 5 years	33,549	4,084
Over 5 years	722	115
	$1,909,364	$751,467

December 31, 2023
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$457,533	$115,392
Over 3 months through 6 months	195,902	61,245
Over 6 months through 1 year	329,758	113,524
	983,193	290,161
Over 1 through 2 years	467,348	201,478
Over 2 through 3 years	94,450	13,971
Over 3 through 4 years	29,514	1,379
Over 4 through 5 years	45,575	4,665
Over 5 years	608	—
	$1,620,688	$511,654
The tables of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans as of December 31, 2024 amounted to $3.2 million, which included $2.5 million from two commercial clients and were repaid subsequently, and $564 thousand as of December 31, 2023.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 13— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain as collateral an amount of qualifying collateral which has a fair market value that is least equal to the FHLB-NY collateral maintenance level. At December 31, 2024 and 2023, these advances were secured by mortgage and commercial loans amounting to $1.1 billion and $1.0 billion, respectively. Further, at December 31, 2024 and 2023, OFG had an additional borrowing capacity with the FHLB of $383.1 million and $446.0 million, respectively. At December 31, 2024 and 2023, the weighted average remaining maturity of FHLB advances was 4 months and 1.2 years, respectively.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $952 thousand and $768 thousand at December 31, 2024 and 2023, respectively:

	December 31,
	2024	2023
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.56%	$270,000	$—
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 3.79% (December 31, 2023 - 4.52%)	55,000	200,000
	$325,000	$200,000
Advances from FHLB mature as follows:

	December 31,
	2024	2023
	(In thousands)
Over 90 days to one year	$270,000	$—
Over one to three years	55,000	200,000
	$325,000	$200,000

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Securities Sold under Agreements to Repurchase
At December 31, 2024, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to OFG the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for OFG’s securities portfolio.
The following table shows OFG’s repurchase agreements, excluding accrued interest in the amount of $222 thousand at December 31, 2024:

December 31,
2024
(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.63%	$75,000
Repurchase agreements’ maturities were as follows:

December 31,
2024
(In thousands)
Under 90 days	$75,000
Repurchase agreements referred to above with maturity dates up to the date of this report were renewed as short-term repurchase agreements.
The following securities were sold under agreements to repurchase:

	December 31, 2024
Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(In thousands)
FNMA and FHLMC Certificates	$81,409	$75,000	$80,968	5.25%
There were no repurchase agreements at December 31, 2023.
NOTE 14 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the potential effect of rights of set-off associated with OFG’s recognized financial assets and liabilities at December 31, 2024:

December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Liabilities Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Provided	Net Amount
	(In thousands)
Securities sold under agreements to repurchase	75,000	—	75,000	80,968	—	(5,968)
There were no repurchase agreements at December 31, 2023.
NOTE 15 — EMPLOYEE BENEFIT PLANS
OFG offers three profit-sharing plans, participation is according to the employment region: Puerto Rico, the United States mainland (the “US”) and the USVI (collectively, the “Plans”). The Puerto Rico employee plan contains a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”), and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “US Code”). Under this plan, participants were permitted to contribute up to $20,000 in 2024.
The US and USVI profit-sharing plans provide a cash or deferred arrangement qualified under Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “US Code”). Under these plans, participants were permitted to contribute up to $23,000 in 2024.
The Plans are subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”), and cover all full-time employees of OFG who are 21 or older and at least have three months of employment. OFG’s matching contribution is 50 cents for each dollar contributed by an employee, up to 8% of such employee’s base salary. Each Plan is invested in accordance with the employee’s decision among the available investment alternatives provided by the Plans. The Plans are entitled to acquire and hold qualifying employer securities as part of their investment of the trust assets pursuant to ERISA Section 407. OFG’s contribution becomes 100% vested once the employee completes three years of service. During 2024, 2023 and 2022, OFG contributed $2.9 million, $2.7 million and $2.4 million, respectively, in cash to the Plans.
In addition, OFG offers to its senior management a non-qualified deferred compensation plan, whereby participants can defer taxable income. Both the employer and the employee have flexibility because non-qualified plans are generally not subject to ERISA nor the PR Code and the US Code contribution limits and discrimination tests in terms of who must be included in the plan. Under this plan, the employee’s current taxable income is reduced by the amount being deferred. Generally, funds deposited in a deferred compensation plan can accumulate without current income tax to the individual. Income taxes are due when the funds are withdrawn.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 16 — RELATED PARTY TRANSACTIONS
OFG grants loans to its directors and executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for 2024, 2023, and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at the beginning of year	$27,483	$32,792	$25,915
New loans and disbursements	1	507	9,706
Repayments	(507)	(5,816)	(2,829)
Credits of persons no longer considered related parties	(26,639)	—	—
Balance at the end of year	$338	$27,483	$32,792
OFG also hired professional services amounting to $3.2 million, $3.3 million and $4.3 million for 2024, 2023, and 2022, respectively, from a related party.
OFG, through its banking subsidiary, entered into a commitment to make an equity investment in a limited partnership classified as a small business investment company. The partnership is managed by a Puerto Rico limited liability company, as general partner, which is led by a group of investment professionals, including a person related to a member of OFG’s Board of Directors at that time, which retired in May 2024. OFG, as limited partner, committed to the partnership $3.0 million. At both December 31, 2024 and 2023, OFG’s investment in the partnership amounted to $2.5 million.
NOTE 17 — INCOME TAXES
OFG is subject to the provisions of the PR Code. The PR Code imposed a maximum statutory corporate tax rate of 37.5%. OFG has operations in the mainland United States through its wholly owned subsidiaries OFG Ventures and OFG USA, which is a direct subsidiary of the Bank, and has two branches in the USVI. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, OFG's wholly owned subsidiary, OFG Reinsurance, is tax exempt in Grand Cayman.
Under the PR Code, all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. OFG and its subsidiaries organized under the laws of Puerto Rico are generally subject to Puerto Rico regular income tax or the alternative minimum tax (“AMT”) on income earned from all sources. OFG’s subsidiaries organized outside of Puerto Rico are taxed in Puerto Rico only with respect to income from Puerto Rico sources or effectively connected to a Puerto Rico trade or business. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.
The components of income tax expense for 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current income tax expense	$34,017	$16,027	$16,740
Deferred income tax expense	21,561	67,349	61,126
Total income tax expense	$55,578	$83,376	$77,866
In relation to the exempt income level, the Bank’s investment securities portfolio and loans portfolio generated net tax-exempt interest income of $29.5 million, $28.6 million and $26.3 million during 2024, 2023, and 2022, respectively. OIB generated exempt income of $9.1 million, $3.9 million and $4.4 million for 2024, 2023, and 2022, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG maintained an effective tax rate lower than statutory rate for 2024, mainly related to exempt investments, investments subject to preferential tax treatment under the PR Code, doing business through OFG’s subsidiaries that are full exempt or have a lower statutory tax rate, and changes on the valuation allowance of OFG.
OFG’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Income tax expense at statutory rates	$95,156	37.50%	$99,468	37.50%	$91,539	37.50%
Tax of exempt income, net	(14,485)	(5.71)%	(12,201)	(4.60)%	(11,523)	(4.72)%
Disallowed expense and net operating loss carryover	234	0.09%	(350)	(0.13)%	(267)	(0.11)%
Change in valuation allowance	(2,168)	(0.85)%	(1,554)	(0.59)%	(502)	(0.21)%
Unrecognized tax benefits, net	69	0.03%	69	0.03%	69	0.03%
Capital gain (loss) at preferential rate	5	—%	472	0.18%	(787)	(0.32)%
Tax rate difference (ordinary vs capital)	23	0.01%	(817)	(0.31)%	(247)	(0.10)%
Preferential tax treatment on qualified investment activities	(16,021)	(6.31)%	—	—%	—	—%
Return to provision adjustments	(2,083)	(0.82)%	(721)	(0.27)%	(407)	(0.17)%
Stock-based compensation windfall	(1,232)	(0.49)%	—	—%	—	—%
Difference in tax rates due to multiple jurisdictions	(1,929)	(0.76)%	(963)	(0.36)%	—	—%
Tax credits	(1,667)	(0.66)%	—	—%	—	—%
Other items, net	(324)	(0.13)%	(27)	(0.02)%	(9)	—%
Income tax expense	$55,578	21.90%	$83,376	31.43%	$77,866	31.90%
OFG’s effective tax rate for 2024, 2023 and 2022 was 21.9%, 31.4% and 31.9%, respectively.

OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At December 31, 2024, the amount of unrecognized tax benefits was $1.0 million (December 31, 2023 - $936 thousand). OFG had accrued $69 thousand at December 31, 2024 (December 31, 2023 - $69 thousand) for the payment of interest and penalties related to unrecognized tax benefits.
The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of year	$936	$867	$798
Additions for tax positions of prior years	69	69	69
Balance at end of year	$1,005	$936	$867

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals of litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The amount of unrecognized tax benefits may increase or decrease in the future due to new or current tax year positions, expiration of open income tax returns, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity. For 2024, there was a net increase in unrecognized tax benefit of $69 thousand.
The statute of limitations under the PR Code is four years and the statute of limitations under the US Code is three years, after a tax return is due or filed, whichever is later. OFG is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2020 to 2023, until the applicable statute of limitations expires. In addition, OFG’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2021 to 2023. Tax audits by their nature are often complex and can require several years to complete.
The determination of the deferred tax expense or benefit is generally based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of OFG’s net deferred tax assets assumes that OFG will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, OFG may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Significant components of OFG’s deferred tax assets and liabilities as of December 31, 2024, and 2023 were as follows:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Allowance for credit losses and other reserves	$62,913	$58,612
Scotiabank PR discount	—	463
Loans and other real estate valuation adjustment	1,211	1,905
Deferred loan charge-offs	4,523	16,147
Net operating loss carry forwards	4,878	6,548
Alternative minimum tax	13,822	13,553
Unrealized net loss on available-for-sale securities	16,125	11,525
Goodwill	—	3,542
Acquired portfolio	29,620	37,374
Other assets allowances	2,022	1,692
Other deferred tax assets	21,470	16,344
Total gross deferred tax asset	156,584	167,705
Less: valuation allowance	(5,421)	(7,589)
Net gross deferred tax assets	151,163	160,116
Deferred tax liabilities:
Acquired loans tax basis	(137,022)	(137,143)
Servicing asset	(23,359)	(15,516)
Building valuation adjustment	(5,668)	(6,104)
FDIC-assisted Eurobank acquisition, net	(5,062)	(5,481)
Customer deposit and customer relationship intangibles	(2,981)	(4,943)
Goodwill	(3,167)	—
Scotiabank PR discount	(980)	—
Other deferred tax liabilities	(7,394)	(8,450)
Total gross deferred tax liabilities	(185,633)	(177,637)
Net deferred tax liability	$(34,470)	$(17,521)

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The net deferred tax liability shown in the table above at December 31, 2024 is reflected in the consolidated balance sheet as $6.2 million in deferred tax assets, net of a valuation allowance of $4.7 million, and $40.7 million in the deferred tax liabilities, net with a valuation allowance of $694 thousand, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. The net deferred tax liability shown in the table above at December 31, 2023 is reflected in the consolidated balance sheet as $4.9 million in deferred tax assets, net of a valuation allowance of $7.0 million, and $22.4 million in the deferred tax liabilities, net with a valuation allowance of $569 thousand, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG.

The decrease in valuation allowance of $2.2 million was mainly related to additional taxable income in OFG’s operations. OFG has $4.9 million in deferred tax asset related to net operating loss carry forwards (“NOL”), which has a valuation allowance of $4.7 million. The NOL has expiration dates between 2025 and 2034. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2024. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.
NOTE 18 — REGULATORY CAPITAL REQUIREMENTS
Regulatory Capital Requirements
OFG (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on OFG’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, OFG and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. OFG and the Bank have elected to exclude accumulated comprehensive income (loss) related to both available for sale securities and derivative valuations from Common Equity Tier 1 Capital.
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
The federal banking regulatory agencies adopted a final rule pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996 that simplifies for banking organizations following non-advanced approaches the regulatory capital treatment for MSAs and certain deferred tax assets arising from temporary differences (temporary difference DTAs). It increased CET1 capital threshold deductions from 10% to 25% and removed the aggregate 15% CET1 threshold deduction. However, it retained the 250% risk weight applicable to non-deducted amounts of MSAs and temporary difference DTAs.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL is being phased out of CET1 capital over a three-year period.
As of December 31, 2024 and 2023, OFG and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2024 and 2023, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of December 31, 2024 and 2023 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of December 31, 2024
Total capital to risk-weighted assets	$1,367,692	15.52%	$925,305	10.50%	$881,242	10.00%
Tier 1 capital to risk-weighted assets	$1,256,906	14.26%	$749,056	8.50%	$704,994	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,256,906	14.26%	$616,870	7.00%	$572,807	6.50%
Tier 1 capital to average total assets	$1,256,906	10.93%	$460,138	4.00%	$575,172	5.00%
As of December 31, 2023
Total capital to risk-weighted assets	$1,278,537	15.37%	$873,369	10.50%	$831,780	10.00%
Tier 1 capital to risk-weighted assets	$1,174,205	14.12%	$707,013	8.50%	$665,424	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,174,205	14.12%	$582,246	7.00%	$540,657	6.50%
Tier 1 capital to average total assets	$1,174,205	11.03%	$425,911	4.00%	$532,389	5.00%

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2024
Total capital to risk-weighted assets	$1,301,684	14.86%	$919,781	10.50%	$875,982	10.00%
Tier 1 capital to risk-weighted assets	$1,191,547	13.60%	$744,585	8.50%	$700,786	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,191,547	13.60%	$613,187	7.00%	$569,388	6.50%
Tier 1 capital to average total assets	$1,191,547	10.45%	$456,144	4.00%	$570,179	5.00%
As of December 31, 2023
Total capital to risk-weighted assets	$1,179,164	14.27%	$867,797	10.50%	$826,474	10.00%
Tier 1 capital to risk-weighted assets	$1,075,487	13.01%	$702,503	8.50%	$661,179	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,075,487	13.01%	$578,532	7.00%	$537,208	6.50%
Tier 1 capital to average total assets	$1,075,487	10.20%	$421,660	4.00%	$527,075	5.00%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 19 – STOCK-BASED COMPENSATION PLAN
The Omnibus Plan provides for stock-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents, as well as stock-based performance awards.
The activity in outstanding options for 2024, 2023, and 2022 is set forth below:

	Year Ended December 31,
	2024		2023		2022
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Beginning of year	16,600	$16.92	234,950	$16.38	338,494	$15.76
Options exercised	(15,200)	16.88	(218,350)	16.34	(103,544)	14.34
End of year	1,400	$17.44	16,600	$16.92	234,950	$16.38
The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2024:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Life Remaining (Years)	Number of Options	Weighted Average Exercise Price
16.91 to 19.71	1,400	17.44	0.2	1,400	17.44
Aggregate Intrinsic Value	$34,832			$34,832
There were no options granted during 2024, 2023 and 2022. The average fair value of each option granted would have been estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in OFG’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.
The following table summarizes the activity in restricted units under the Omnibus Plan for 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
	Restricted Units	Weighted Average Grant Date Fair Value	Restricted Units	Weighted Average Grant Date Fair Value	Restricted Units	Weighted Average Grant Date Fair Value
Beginning of year	410,997	$25.43	408,832	$22.27	511,740	$19.35
Restricted units granted	290,193	35.57	204,048	27.84	178,281	27.89
Restricted units lapsed	(268,406)	25.31	(181,692)	20.85	(277,866)	17.08
Restricted units forfeited	(54,494)	30.17	(20,191)	25.18	(3,323)	22.89
End of year	378,290	$32.61	410,997	$25.43	408,832	$22.27
The total unrecognized compensation cost related to non-vested restricted units to members of management at December 31, 2024 was $7.2 million and is expected to be recognized over a weighted-average period of 1.8 years.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 20 – STOCKHOLDERS’ EQUITY
Common Stock
At both December 31, 2024 and 2023, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both December 31, 2024 and 2023, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2024 and 2023, the Bank’s legal surplus amounted to $169.5 million and $151.0 million, respectively. During 2024, 2023 and 2022 OFG transferred $18.6 million, $17.1 million and $16.2 million, respectively, to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2024, the Board of Directors approved a $50.0 million stock repurchase program. The new stock repurchase program, which is open-ended, replaced the prior stock repurchase program, which had been approved by the Board of Directors in January 2022 and had $17.2 million remaining of its $100 million repurchase parameters. In October 2024, the Board of Directors approved a new $50.0 million stock repurchase program, in addition to the stock repurchase program approved in January 2024. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
During 2024, OFG repurchased 1,791,414 shares for a total of $70.3 million at an average price of $39.26 per share. During 2023 and 2022, OFG repurchased 743,699 and 2,351,868 shares, respectively, for a total of $18.7 million and $64.1 million at an average price of $25.08 and $27.26 per share. These repurchases were part of the stock repurchase programs approved for those periods.
At December 31, 2024, the estimated remaining number of shares that may be purchased under the $50.0 million programs is 701,236 and was calculated by dividing the remaining balance of $29.7 million by $42.32 (closing price of OFG’s common stock at December 31, 2024).
OFG did not repurchase any shares of its common stock during 2024, 2023 and 2022 other than through its publicly announced stock repurchase programs.
The activity in connection with common shares held in treasury by OFG for 2024, 2023 and 2022 is set forth below:

	Year Ended December 31,
	2024		2023		2022
	Shares	Dollar Amount	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of year	12,820,078	$228,350	12,303,859	$211,135	10,248,882	$150,572
Common shares used upon lapse of restricted stock units and options	(166,527)	(1,683)	(227,480)	(1,438)	(296,891)	(3,547)
Common shares repurchased as part of the stock repurchase programs	1,791,414	70,324	743,699	18,653	2,351,868	64,110
End of year	14,444,965	$296,991	12,820,078	$228,350	12,303,859	$211,135

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of December 31, 2024 and 2023 consisted of:

	December 31,
	2024	2023
	(In thousands)
Unrealized loss on securities available-for-sale	$(105,930)	$(78,497)
Income tax effect of unrealized loss on securities available-for-sale	16,091	11,484
Net unrealized loss on securities available-for-sale	(89,839)	(67,013)
Accumulated other comprehensive loss, net of income taxes	$(89,839)	$(67,013)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for 2024, 2023 and 2022:

Year Ended December 31, 2024
Net unrealized loss on securities available-for-sale
(In thousands)
Beginning balance	$(67,013)
Other comprehensive loss	(22,826)
Ending balance	$(89,839)

	Year Ended December 31, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$(93,663)	$254	$(93,409)
Other comprehensive income (loss) before reclassifications	27,792	(5,647)	22,145
Amounts reclassified out of accumulated other comprehensive loss	(1,142)	5,393	4,251
Other comprehensive income (loss)	26,650	(254)	26,396
Ending balance	$(67,013)	$—	$(67,013)

	Year Ended December 31, 2022
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss
	(In thousands)
Beginning balance	$5,663	$(503)	$5,160
Other comprehensive (loss) income before reclassifications	(99,087)	24	(99,063)
Amounts reclassified out of accumulated other comprehensive loss	(239)	733	494
Other comprehensive (loss) income	(99,326)	757	(98,569)
Ending balance	$(93,663)	$254	$(93,409)

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents reclassifications out of accumulated other comprehensive loss for 2024, 2023 and 2022:

	Amount reclassified out of accumulated other comprehensive loss Year Ended December 31,			Affected Line Item in Consolidated Statement of Operations
	2024	2023	2022
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$—	$5,393	$733	Net interest expense
Available-for-sale securities:
Loss on sale of investments	(7)	(1,149)	(247)	Net loss on sale of securities
Tax effect from changes in tax rates	7	7	8	Income tax expense
	$—	$4,251	$494
NOTE 22 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Income available to common shareholders	$198,170	$181,872	$166,239

Average common shares outstanding	46,637	47,258	48,033
Effect of dilutive securities:
Average potential common shares-options	265	294	403
Total weighted average common shares outstanding and equivalents	$46,902	$47,552	$48,436
Earnings per common share - basic	$4.25	$3.85	$3.46
Earnings per common share - diluted	$4.23	$3.83	$3.44

For 2024, 2023 and 2022 weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to 1,220, 8,695 and 1,279, respectively.
During 2024, OFG increased its quarterly common stock cash dividend to $0.25 per share from $0.22 per share at December 31, 2023.
NOTE 23 – GUARANTEES
At December 31, 2024 and 2023, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $25.3 million and $24.0 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to FHLMC’s, GNMA’s, and FNMA’s residential mortgage loan sales and securitization programs. At December 31, 2024 and 2023, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under the residential mortgage loan sales programs was $90.5 million and $98.7 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At December 31, 2024, OFG's liability for estimated credit losses related to loans sold with credit recourse amounted to $155 thousand (December 31, 2023– $102 thousand). On May 1, 2023, OFG and a third-party servicer terminated a subservicing agreement by mutual agreement. Pursuant to such termination, the third-party servicer assumed the direct servicing of the subserviced loans pursuant to FNMA’s residential mortgage loans sales program, thereby relieving OFG of its corresponding recourse obligation under that program.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows the changes in OFG’s liability for estimated losses from credit recourse agreements, included in the consolidated statements of financial condition during 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of year	$102	$147	$294
Net recoveries (charge-offs/terminations)	53	(45)	(147)
Balance at end of year	$155	$102	$147
The expected loss, which represents the amount expected to be lost on a given loan, considers the PD and loss severity. The PD represents the probability that a loan in good standing would become 120 days delinquent, in which case OFG is obligated to repurchase the loan.
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2024, 2023 and 2022, OFG repurchased $455 thousand, $1.2 million and $1.5 million, respectively, in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools that are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During 2024, 2023 and 2022, OFG repurchased $6.1 million, $9.6 million and $24.2 million, respectively, of unpaid principal balance in mortgage loans, excluding mortgage sold subject to such credit recourse provision. At December 31, 2024 and 2023, OFG had a $562 thousand and a $405 thousand liability, respectively, for the estimated credit losses related to these loans.
During 2024, 2023 and 2022, OFG recognized $53 thousand in losses, $220 thousand in gains and $148 thousand in gains, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $659 thousand in losses, $678 thousand in gains, and $281 thousand in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At December 31, 2024, OFG serviced $5.6 billion (December 31, 2023 - $5.6 billion) in mortgage loans for third parties, including subserviced mortgage loans. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At December 31, 2024, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $5.0 million (December 31, 2023 - $4.2 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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
Credit-related financial instruments at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(In thousands)
Commitments to extend credit	$1,360,351	$1,255,695
Commercial letters of credit	1,096	119
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
At December 31, 2024 and 2023, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2024 and 2023, is as follows:

	December 31,
	2024	2023
	(In thousands)
Standby letters of credit and financial guarantees	$25,321	$23,970
Loans sold with recourse	90,464	98,685

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
At December 31, 2024 and 2023, the ACL for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $878 thousand and $1.2 million, respectively, and is included in other liabilities in the statement of financial condition.
At December 31, 2024 and 2023, OFG maintained other non-credit commitments amounting to $14.6 million and $18.9 million, respectively, primarily for the acquisition of equity securities. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At December 31, 2024 and 2023, OFG had commitments for capital expenditures in technology amounting to $953 thousand and $7.8 million, respectively.
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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At December 31, 2024 and 2023, accrued liability for legal contingencies amounted to $407 thousand and $817 thousand, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. OFG also has an accrued liability for potential losses, operational errors, loss on theft not covered by insurance premiums, uncollectible receivables, among other transactions, amounting to $64 thousand and $1.4 million, respectively, as of December 31, 2024 and 2023.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Operating Lease Cost

	Year Ended December 31,
	2024	2023	2022	Statement of Operations Classification
	(In thousands)
Lease costs	$9,474	$10,414	$10,467	Occupancy and equipment
Variable lease costs	1,697	1,452	1,529	Occupancy and equipment
Short-term lease costs	384	529	565	Occupancy and equipment
Lease income	(77)	(123)	(226)	Occupancy and equipment
Total lease costs	$11,478	$12,272	$12,335
Operating Lease Assets and Liabilities

	December 31,
	2024	2023	Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$19,197	$21,725	Operating lease right-of-use assets
Lease Liabilities	$21,388	$24,029	Operating leases liabilities

	December 31,
	2024	2023
	(In thousands)
Weighted-average remaining lease term	4.8 years	5.1 years
Weighted-average discount rate	7.6%	7.0%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2024 were as follows:

Minimum Rent
As of December 31, 2024	(In thousands)
2025	$7,434
2026	5,265
2027	4,331
2028	3,239
2029	1,848
Thereafter	3,535
Total lease payments	$25,652
Less imputed interest	4,264
Present value of lease liabilities	$21,388
OFG, as lessor, leases and subleases real property to tenants under operating leases. As of December 31, 2024, no material lease concessions have been granted to tenants. As of December 31, 2024, OFG, as lessee, has not requested any lease concessions.

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
Investment securities
The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC) (“ICE”). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2, depending on the basis for determining fair value. At December 31, 2024, there was one security held-to-maturity, carried at amortized cost with no ACL established, classified as Level 3.
Servicing assets
Servicing assets do not trade in an active market with readily observable prices. Servicing assets are priced using a DCF model. The valuation model considers servicing fees, portfolio characteristics, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, cost to service, and other economic factors. Due to the unobservable nature of certain valuation inputs, the servicing rights are classified as Level 3.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,150	$2,337,055	$—	$2,338,205
Trading securities	—	18	—	18
Money market investments	6,670	—	—	6,670
Servicing assets	—	—	70,435	70,435
	$7,820	$2,337,073	$70,435	$2,415,328
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$6,877	$6,877
Foreclosed real estate	—	—	4,002	4,002
Other repossessed assets	—	—	6,595	6,595
Mortgage loans held for sale	—	—	13,286	13,286
Other loans held for sale	—	—	4,446	4,446
	$—	$—	$35,206	$35,206

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$296,799	$1,802,465	$—	$2,099,264
Trading securities	—	13	—	13
Money market investments	4,623	—	—	4,623
Servicing assets	—	—	49,520	49,520
	$301,422	$1,802,478	$49,520	$2,153,420
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$8,027	$8,027
Foreclosed real estate	—	—	10,780	10,780
Other repossessed assets	—	—	4,032	4,032
Other loans held for sale	$—	$—	$28,345	28,345
	$—	$—	$51,184	$51,184
The fair value information included in the tables above for non-recurring fair value measurements is not as of period-end. Instead, it is as of the date that the fair value measurement was recorded closest to December 31, 2024 and 2023 and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2024, 2023 and 2022:
Level 3 Instruments Only

	Year Ended December 31,
	2024	2023			2022
	Servicing Assets	Other debt securities available for sale	Servicing Assets	Total	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning of year	$49,520	$406	$50,921	$51,327	1,530	$48,973	$50,503
New instruments acquired	23,164	—	2,560	2,560	376	3,998	4,374
Principal repayments and amortization	(3,979)	—	(4,163)	(4,163)	—	(5,312)	(5,312)
Instrument converted to equity security	—	(406)	—	(406)	(1,581)	—	(1,581)
Gains included in earnings	1,730	—	202	202	—	3,262	3,262
Gains included in other comprehensive income	—	—	—	—	81	—	81
Balance at end of year	$70,435	$—	$49,520	$49,520	$406	$50,921	$51,327
Servicing assets gains included in earnings during 2024, 2023 and 2022 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 9 – Servicing Assets.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
There were no liabilities measured at fair value on a recurring basis and non-recurring basis at December 31, 2024 and 2023. The table below presents quantitative information for all assets measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at December 31, 2024 and 2023:

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)
Servicing assets	$70,435	Cash flow valuation	Constant prepayment rate	1.09% - 15.28%	5.83%
			Discount rate	10.00% - 15.50%	11.61%

Collateral dependent loans	$6,877	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	18.14%

Foreclosed real estate	$4,002	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	13.16%

Other repossessed assets	$6,595	Fair value of property or collateral	Estimated net realizable value less disposition costs	37.00% - 69.00%	54.73%

Mortgage loans held for sale	$13,286	Market prices	Pricing and execution whole loan	89.38% - 101.38%	95.01%

Other loans held for sale	$4,446	Bids or sales contract prices	Estimated market value	101.21% - 101.21%	101.21%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$49,520	Cash flow valuation	Constant prepayment rate	1.35% - 17.34%	6.12%
			Discount rate	10.00% - 15.50%	11.45%

Collateral dependent loans	$8,027	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	17.00%

Foreclosed real estate	$10,780	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	12.67%

Other repossessed assets	$4,032	Fair value of property or collateral	Estimated net realizable value less disposition costs	31.00% - 77.00%	57.72%

Other loans held for sale	$28,345	Bids or sales contract prices	Estimated market value	52.00% - 103.20%	84.80%
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair value and carrying value of OFG’s financial instruments at December 31, 2024 and 2023 was as follows:

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$591,137	$591,137	$748,173	$748,173
Investment securities available-for-sale	$1,150	$1,150	$296,799	$296,799
Level 2
Financial Assets:
Trading securities	$18	$18	$13	$13
Investment securities available-for-sale	$2,337,055	$2,337,055	$1,802,465	$1,802,465
Investment securities held-to-maturity	$232,152	$292,158	$455,709	$514,024
Federal Home Loan Bank (FHLB) stock	$24,280	$24,280	$14,488	$14,488
Equity securities	$30,616	$30,616	$23,981	$23,981
Level 3
Financial Assets:
Investment securities held-to-maturity	$35,022	$35,000	$35,055	$35,000
Total loans, net (including loans held-for-sale)	$7,567,075	$7,633,831	$7,282,214	$7,401,618
Accrued interest receivable	$71,667	$71,667	$71,400	$71,400
Servicing assets	$70,435	$70,435	$49,520	$49,520
Accounts receivable and other assets	$70,191	$70,191	$47,859	$47,589
Financial Liabilities:
Deposits	$9,625,803	$9,604,786	$9,767,068	$9,762,169
Securities sold under agreements to repurchase	$75,226	$75,222	$—	$—
Advances from FHLB	$324,510	$325,952	$199,184	$200,768
Other borrowings	$—	$—	$2	$2
Accrued expenses and other liabilities	$146,771	$146,771	$115,985	$115,985

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2024 and 2023:
•Cash and cash equivalents (including money market investments), accrued interest receivable, accounts receivable and other assets, accrued expenses and other liabilities, and other borrowings have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.
•Investments in FHLB stock are valued at their redemption value.
•The fair value of investment securities, including trading securities, is based on quoted market prices, when available, or prices provided by contracted pricing providers or by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the AFICA bond in other debt securities held-to-maturity is determined by using a detailed DCF valuation model to calculate the present value of projected future cash flows. The credit losses are recorded using the ACL methodology. This involves comparing the amortized cost of the securities with the fair value of the expected future cash flows. Several assumptions requiring a high degree of judgment include the selection of market discount rates, the determination of current credit spread, and the estimation of both the PD and LGD rates. Equity securities do not have readily available fair values and are measured at cost, less any impairment.
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

•The fair value of long-term borrowings, which include securities sold under agreements to repurchase and advances from FHLB are based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 27 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Banking service revenues:
Electronic banking fees	$52,275	$54,109	$54,639
Checking accounts fees	8,102	8,924	8,933
Savings accounts fees	1,233	1,334	1,265
Credit life commissions	134	318	724
Branch service commissions	1,323	1,538	1,456
Servicing and other loan fees	3,090	3,120	3,222
International fees	748	720	902
Miscellaneous income	18	15	20
Total banking service revenues	$66,923	$70,078	71,161

Wealth management revenue:
Insurance income	$17,991	$17,178	15,084
Broker fees	8,781	7,375	6,793
Trust fees	8,850	8,402	10,013
Other fees	—	35	745
Total wealth management revenue	$35,622	$32,990	32,635

Mortgage banking activities:
Net servicing fees	$17,291	$15,077	18,258
Net gains on sale of mortgage loans and valuation	2,026	2,993	3,786
Net (loss) gain on repurchased loans and other	(681)	717	(115)
Total mortgage banking activities	$18,636	$18,787	21,929
Total banking and financial service revenues	$121,181	$121,855	$125,725
OFG recognizes the revenue from banking services, wealth management and mortgage banking based on the nature and timing of revenue streams from contracts with customers:
Banking Service Revenues
Electronic banking fees are credit and debit card processing services, fees for using the Bank’s ATMs by non-customers, debit card interchange income, and service charges on deposit accounts. Revenue is recorded once the contracted service has been provided. In 2024, the Durbin Amendment became applicable to the Bank as a result of crossing the $10 billion asset threshold in December 31, 2023, which imposes limits on what banks may charge for debit card interchange fees.
Service charges on checking and saving accounts is recognized as consumer periodic maintenance revenue once the service is rendered, while overdraft and late charges revenues are recorded after the contracted service has been provided.
Other income as credit life and branch service commissions, servicing and other loan fees, international fees, and miscellaneous income recognized as banking service revenue are out of the scope of ASC 606 – Revenue from Contracts with Customers.

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
Trust fees are revenues related to fiduciary services provided to 401K retirement plans, IRA trusts, and other retirement plans. These generally include payment for trustee services, distribution services, custodial services of plan assets, due diligence services, and investment advisory services. Fees are billed based on services contracted. Negotiated fees are detailed in the contract. Fees collected in advance are amortized over the term of the contract. Fees are generally collected on an annual or quarterly basis once the administrative service has been completed. Fees do not include future services.
Mortgage Banking Activities
Mortgage banking activities such as servicing fees and valuation of servicing asset, gain on sale of mortgage loans, and (loss) gain on repurchased loans and other are out of the scope of ASC 606.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 28 – BUSINESS SEGMENTS
OFG segregates its businesses into the following segments of business: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. OFG measures the performance of these segments based on pre-established goals of different financial parameters such as net income. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodic basis and may change if the conditions warrant.

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

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, and OFG Reinsurance. The core operations of this segment are financial planning, securities brokerage services, investment advisory services, insurance, reinsurance, corporate trust and retirement services.

The Treasury segment encompasses all of OFG’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, and borrowings.

The accounting policies of the segments are the same as those referred to in Note 1 – “Summary of Significant Accounting Policies”. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. Financial results are presented, to the extent practicable, as if each business operated on a standalone basis, and includes expense allocations for corporate services used by the business segments, disclosed as intersegment expenses. Significant expense categories identified by management are disclosed for all segments, even though it may not be significant to a particular segment.
OFG’s chief operating decision maker (“CODM”) is the chief executive officer (“CEO”). The CODM evaluates the performance of the Banking, Wealth Management and Treasury segments primarily based on net income, which guides resource allocation across segments. CODM continuously monitors performance and adjusts as necessary. Additionally, OFG employs a forecasting process to project future performance and resource needs, which are reviewed and updated regularly to ensure alignment with strategic goals.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Following are the results of operations and the selected financial information by operating segment for 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Banking		Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$619,328		$26	$134,970	$754,324	$(4,047)	$750,277
Interest expense	(147,661)		—	(18,223)	(165,884)	4,047	(161,837)
Net interest income	471,667		26	116,747	588,440	—	588,440
(Provision for) recapture of credit losses	(82,436)		—	185	(82,251)	—	(82,251)
Non-interest income, net	86,720		36,522	7	123,249	—	123,249
Non-interest expenses [1]
Compensation and employee benefits	(149,194)		(9,527)	(989)	(159,710)	—	(159,710)
Occupancy, equipment and infrastructure costs	(37,407)		(721)	(121)	(38,249)	—	(38,249)
Depreciation and amortization of premises and equipment	(20,807)		(48)	(19)	(20,874)	—	(20,874)
Electronic banking charges	(42,816)		—	—	(42,816)	—	(42,816)
Information technology expenses	(27,394)		(187)	(1)	(27,582)	—	(27,582)
Professional and service fees	(15,804)		(2,875)	(197)	(18,876)	—	(18,876)
Loan servicing and clearing expenses	(5,937)		(1,455)	(543)	(7,935)	—	(7,935)
Amortization of other intangible assets	(1,385)		—	—	(1,385)	—	(1,385)
Intersegment expenses	3,518		(2,121)	(1,397)	—	—	—
Other [2]	(56,173)		(1,720)	(370)	(58,263)	—	(58,263)
Total non-interest expense	(353,399)		(18,654)	(3,637)	(375,690)	—	(375,690)
Income before income taxes	$122,552		$17,894	$113,302	$253,748	$—	$253,748
Income tax expense	(55,402)		(10)	(166)	(55,578)	—	(55,578)
Net income	$67,150		$17,884	$113,136	$198,170	$—	$198,170
Total assets	$9,513,074		$34,219	$3,192,845	$12,740,138	$(1,239,404)	$11,500,734
Expenditures for long-lived assets	$21,336	—	$—	$—	$21,336	$—	$21,336

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

[2] Other non-interest expenses include:
Banking: Taxes, other than payroll and income taxes; insurance; advertising; communication; printing, postage, stationary and supplies; travels, meals and training; credit related expenses; director and investor relations; loss on sale of foreclosed real estate and other repossessed properties; losses and operational errors, among other business expenses.
Wealth Management: Reinsurance incurred net losses; taxes, other than payroll and income taxes; advertising; insurance; data communication and systems, among other business expenses.
Treasury: Data communication and systems; taxes, other than payroll and income taxes; insurance, among other business expenses.
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $278.4 million and $300.3 million at December 31, 2024 and 2023, respectively, to fund Oriental Overseas operations is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The decrease in interest income and interest expense from the prior year period was mainly as a result of lower interest rate and average balance.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2023
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$567,809	$28	$95,477	$663,314	$(14,434)	$648,880
Interest expense	(73,480)	—	(28,964)	(102,444)	14,434	(88,010)
Net interest income	494,329	28	66,513	560,870	—	560,870
Provision for credit losses	(60,255)	—	(383)	(60,638)	—	(60,638)
Non-interest income, net	97,099	32,433	(1,151)	128,381	—	128,381
Non-interest expenses [1]
Compensation and employee benefits	(147,241)	(7,627)	(959)	(155,827)	—	(155,827)
Occupancy, equipment and infrastructure costs	(38,251)	(484)	(112)	(38,847)	—	(38,847)
Depreciation and amortization of premises and equipment	(20,315)	(50)	(23)	(20,388)	—	(20,388)
Electronic banking charges	(41,336)	—	—	(41,336)	—	(41,336)
Information technology expenses	(26,946)	(204)	(12)	(27,162)	—	(27,162)
Professional and service fees	(15,878)	(2,646)	(240)	(18,764)	—	(18,764)
Loan servicing and clearing expenses	(5,806)	(1,417)	(551)	(7,774)	—	(7,774)
Amortization of other intangible assets	(1,615)	—	—	(1,615)	—	(1,615)
Intersegment expenses	1,641	(1,011)	(630)	—	—	—
Other [2]	(47,100)	(2,999)	(1,553)	(51,652)	—	(51,652)
Total non-interest expense	(342,847)	(16,438)	(4,080)	(363,365)	—	(363,365)
Income before income taxes	$188,326	$16,023	$60,899	$265,248	$—	$265,248
Income tax expense	(83,242)	(34)	(100)	(83,376)	—	(83,376)
Net income	$105,084	$15,989	$60,799	$181,872	$—	$181,872
Total assets	$9,154,201	$38,261	$3,304,204	$12,496,666	$(1,152,213)	$11,344,453
Expenditures for long-lived assets	$17,853	$2	$2	$17,857	$—	$17,857

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

[2] Other non-interest expenses include:
Banking: Taxes, other than payroll and income taxes; insurance; advertising; communication; printing, postage, stationary and supplies; travels, meals and training; credit related expenses; director and investor relations; loss on sale of foreclosed real estate and other repossessed properties; losses and operational errors, among other business expenses.
Wealth Management: Reinsurance incurred net losses; taxes, other than payroll and income taxes; advertising; insurance; data communication and systems, among other business expenses.
Treasury: Data communication and systems; taxes, other than payroll and income taxes; insurance, among other business expenses.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2022
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$465,177	$21	$56,955	$522,153	$(6,850)	$515,573
Interest expense	(31,926)	—	(8,147)	(40,073)	6,850	(33,493)
Net interest income	433,251	21	48,808	482,080	—	482,080
Provision for credit losses	(24,111)	—	(8)	(24,119)	—	(24,119)
Non-interest income, net	98,407	33,481	(198)	131,690	—	131,690
Non-interest expenses [1]
Compensation and employee benefits	(132,840)	(9,174)	(916)	(142,930)	—	(142,930)
Occupancy, equipment and infrastructure costs	(34,369)	(1,033)	(95)	(35,497)	—	(35,497)
Depreciation and amortization of premises and equipment	(15,724)	(58)	(29)	(15,811)	—	(15,811)
Electronic banking charges	(39,554)	—	—	(39,554)	—	(39,554)
Information technology expenses	(21,669)	(222)	—	(21,891)	—	(21,891)
Professional and service fees	(21,818)	(2,774)	(250)	(24,842)	—	(24,842)
Loan servicing and clearing expenses	(7,203)	(1,396)	(562)	(9,161)	—	(9,161)
Amortization of other intangible assets	(2,001)	—	—	(2,001)	—	(2,001)
Intersegment expenses	2,187	(1,497)	(690)	—	—	—
Other [2]	(47,947)	(4,549)	(1,363)	(53,859)	—	(53,859)
Total non-interest expense	(320,938)	(20,703)	(3,905)	(345,546)	—	(345,546)
Income before income taxes	$186,609	$12,799	$44,697	$244,105	$—	$244,105
Income tax expense	(77,731)	(97)	(38)	(77,866)	—	(77,866)
Net income	$108,878	$12,702	$44,659	$166,239	$—	$166,239
Total assets	$8,347,767	$23,085	$2,432,549	$10,803,401	$(984,621)	$9,818,780
Expenditures for long-lived assets	$30,982	$17	$—	$30,999	$—	$30,999

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

[2] Other non-interest expenses include:
Banking: Taxes, other than payroll and income taxes; insurance; advertising; communication; printing, postage, stationary and supplies; travels, meals and training; credit related expenses; director and investor relations; loss on sale of foreclosed real estate and other repossessed properties; losses and operational errors, among other business expenses.
Wealth Management: Reinsurance incurred net losses; taxes, other than payroll and income taxes; advertising; insurance; data communication and systems, among other business expenses.
Treasury: Data communication and systems; taxes, other than payroll and income taxes; insurance, among other business expenses.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 29 – OFG BANCORP (HOLDING COMPANY ONLY) FINANCIAL INFORMATION
As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, OFG Bancorp generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The payment of dividends by the Bank to OFG Bancorp may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. During 2024, 2023 and 2022, the Bank paid $75.0 million, $45.0 million and $140.0 million, respectively, in dividends to OFG Bancorp. During 2024 and 2023 OFG Reinsurance paid $3.2 million and $4.0 million, respectively, in dividends to OFG Bancorp. During 2022, OFG Reinsurance did not pay dividends to OFG Bancorp. During 2024 and 2022, Oriental Insurance paid $9.5 million and $9.5 million, respectively, in earnings and profits to OFG Bancorp. During 2023, Oriental Insurance did not pay earnings and profits to OFG Bancorp.
OFG BANCORP
CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION
(Holding Company Only)
The following condensed financial information presents the financial position of the holding company only as of December 31, 2024 and 2023, and the results of its operations and its cash flows for 2024, 2023 and 2022:

	December 31,
	2024	2023
	(In thousands)
ASSETS
Cash and cash equivalents	$40,570	$73,121
Investment in bank subsidiary, equity method	1,188,830	1,094,581
Investment in nonbank subsidiaries, equity method	38,879	40,145
Deferred tax asset, net	231	293
Due from bank subsidiary, net	57	56
Other assets	504	371
Total assets	$1,269,071	$1,208,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividends payable	11,640	10,355
Accrued expenses and other liabilities	3,051	4,729
Due to non-bank subsidiary, net	9	3
Total liabilities	14,700	15,087
Stockholders’ equity	1,254,371	1,193,480
Total liabilities and stockholders’ equity	$1,269,071	$1,208,567

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG BANCORP
CONDENSED STATEMENTS OF OPERATIONS INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Income:
Interest income	$3,667	$3,712	$977
Investment trading activities, net and other	9,586	7,040	6,022
Total income	13,253	10,752	6,999
Expenses:
Interest expense	—	—	521
Operating expenses	9,562	8,230	7,992
Total expenses	9,562	8,230	8,513
Income (loss) before income taxes	3,691	2,522	(1,514)
Income tax expense	3,881	3,846	2,782
Loss before earnings of subsidiaries	(190)	(1,324)	(4,296)
Equity in earnings from:
Bank subsidiary	185,699	170,658	162,236
Nonbank subsidiaries	12,661	12,538	8,299
Net income	$198,170	$181,872	$166,239

OFG BANCORP
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$198,170	$181,872	$166,239
Other comprehensive (loss) income before tax:
Other comprehensive (loss) income from bank subsidiary	(22,826)	26,396	(98,569)
Other comprehensive (loss) income before taxes	(22,826)	26,396	(98,569)
Income tax effect	—	—	—
Other comprehensive (loss) income after taxes	(22,826)	26,396	(98,569)
Comprehensive income	$175,344	$208,268	$67,670

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG BANCORP
CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$198,170	$181,872	$166,239
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from banking subsidiary	(185,699)	(170,658)	(162,236)
Equity in earnings from nonbanking subsidiaries	(12,661)	(12,538)	(8,299)
Net decrease in due to non-bank subsidiary, net	5	3	—
Gain on early extinguishment of debt	—	—	(42)
Stock-based compensation	642	731	652
Deferred income tax, net	62	630	1,703
Net decrease in other assets	5,413	1,270	18,829
Net (decrease) increase in accrued expenses and other liabilities	(1,836)	2,149	(488)
Dividends from banking subsidiary	75,000	45,000	140,000
Dividends and earnings and profits from non-banking subsidiaries	12,700	4,000	9,500
Net cash provided by operating activities	91,796	52,459	165,858
Cash flows from investing activities:
Capital contribution to non-banking subsidiary	(4,000)	—	—
Additions to premises and equipment	(9)	(30)	(233)
Net cash used in investing activities	(4,009)	(30)	(233)
Cash flows from financing activities:
Subordinated capital notes	—	—	(34,958)
Exercise of stock options and restricted units lapsed, net	(4,368)	(1,689)	(906)
Purchase of treasury stock	(70,324)	(18,653)	(64,110)
Dividends paid	(45,646)	(41,011)	(30,090)
Net cash used in financing activities	(120,338)	(61,353)	(130,064)
Net change in cash and cash equivalents	(32,551)	(8,924)	35,561
Cash and cash equivalents at beginning of year	73,121	82,045	46,484
Cash and cash equivalents at end of year	$40,570	$73,121	$82,045

NOTE 30 – SUBSEQUENT EVENTS
On January 29, 2025, as part of OFG's capital actions for 2025, the Board of Directors approved the increase of its regular quarterly cash dividend by 20% to $0.30 per common share from $0.25, beginning the quarter ended March 31, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
OFG’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2024, an evaluation was carried out under the supervision and with the participation of OFG’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of OFG’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, OFG’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by OFG in the reports that it files or submits under the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within OFG to disclose material information otherwise required to be set forth in OFG’s periodic reports.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of 2024, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

(a) None.

(b) None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

As described below, Items 10 through 14 (except with respect to the information set forth below under Item 12) are incorporated herein by reference to OFG’s definitive proxy statement to be filed with the SEC in March 2025 (and, in any event, not later than 120 days after the close of the fiscal year covered by this annual report on Form 10-K), pursuant to SEC Regulation 14A in connection with our annual meeting of shareholders to be held April 30, 2025, which involves the election of directors.

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

We have adopted an insider trading policy governing the purchase, sale and/or other transactions in securities by OFG’s employees and directors, and other individuals working on behalf of us (including contractors, consultants and professionals retained by us), that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. It is our policy to comply with all federal, state and foreign securities laws and other applicable laws (including by obtaining appropriate corporate approvals) when engaging in transactions in our securities. A copy of our insider trading policy is filed with this annual report on Form 10-K as Exhibit 19.1.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
OFG’s 2007 Omnibus Performance Incentive Plan, as amended and restated (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010, 2013, 2020 and 2023. The following table shows certain information pertaining to the awards under the Omnibus Plan as of December 31, 2024:

	(a)		(b)		(c)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	379,690	(1)	$0.06	(2)	$2,424,605
	379,690		$0.06		$2,424,605
____________________
(1) Includes 1,400 stock options and 378,290 restricted stock units.
(2) Exercise price related to stock options.
OFG recorded $7.2 million, $5.0 million and $4.2 million related to stock-based compensation expense during 2024, 2023 and 2022, respectively.
Other information required by this Item 12 is incorporated herein by reference to OFG’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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
Management’s Report on Internal Control Over Financial Reporting

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Condition as of December 31, 2024 and 2023

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

Notes to the Consolidated Financial Statements
Financial Statement Schedules
No schedules are presented because the information is not applicable or is included in the accompanying consolidated financial statements or in the notes thereto described above.
ITEM 16. FORM 10-K SUMMARY
Not applicable.
Exhibits

Exhibit No.:	Description of Document:

3.1	Composite Certificate of Incorporation. (1)

3.2	Amended and Restated By-Laws.(2)

4.1	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (3)

4.2	Form of Common Stock Certificate (4)

10.1	Amended and Restated Change in Control Compensation Agreement dated as of July 28, 2021 between OFG and José R. Fernández.(5)

10.2	Change in Control Compensation Agreement between OFG and Ganesh Kumar (6)

10.3	Technology Outsourcing Agreement dated as of January 26, 2007, between OFG and Metavante Corporation.(7)

10.4	OFG Bancorp 2007 Omnibus Performance Incentive Plan, as amended and restated.(8)

10.5	Form of qualified stock option award and agreement (9)

10.6	Form of restricted stock award and agreement (10)

10.7	Form of restricted unit award and agreement (11)

10.8	Form of performance shares award and agreement (12)

10.9	Employment Agreement dated as of December 21, 2023 between OFG and José R. Fernández (13)

10.10	Amendment, dated as of May 31, 2018, to Technology Outsourcing Agreement between OFG and Metavante Corporation (14)

10.11	Amendment, dated as of November 30, 2020, to Technology Outsourcing Agreement between OFG and FIS.(15)

10.12	OFG Bancorp Nonqualified Deferred Compensation Plan (16)

10.13	OFG Bancorp Nonqualified Deferred Compensation Plan Adoption Agreement(17)

10.14	Separation and Retirement Agreement, dated as of October 18, 2024, between OFG and Ganesh Kumar, as ratified by Mr. Kumar on December 2, 2024

19.1	OFG Insider Trading and Blackout Policy

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Recoupment Policy (18)

101.1
The following materials from OFG’s annual report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, and (v) Consolidated Statements of Cash Flow.

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
(18)Incorporated herein by reference to Exhibit 97.1 of OFG’s annual report on Form 10-K filed with the SEC on February 26, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: February 26, 2025
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: February 26, 2025
Maritza Arizmendi Díaz Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ José Rafael Fernández	Dated: February 26, 2025
José Rafael Fernández Chairman of the Board

By:	/s/ Jorge Colón Gerena	Dated: February 26, 2025
Jorge Colón Gerena Director

By:	/s/ Annette Franqui	Dated: February 26, 2025
Annette Franqui Director

By:	/s/ Angel Vázquez	Dated: February 26, 2025
Angel Vázquez Director

By:	/s/ Néstor de Jesús	Dated: February 26, 2025
Néstor de Jesús Director

By:	/s/ Susan S. Harnett	Dated: February 26, 2025
Susan S. Harnett Director

By:	/s/ Rafael Vélez	Dated: February 26, 2025
Rafael Vélez Director

By:	/s/ Lynda Grindstaff	Dated: February 26, 2025
Lynda Grindstaff Director

By:	/s/ Roberto García	Dated: February 26, 2025
Roberto García Director