Form 10-Q
period 2025-03-31
OFG BANCORP
filed 2025-05-08
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
44,913,111 common shares ($1.00 par value per share) outstanding as of April 30, 2025

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
•the impact of changes in trade policies of the federal government, including the changes in imported good tariffs, as well as the impact of federal spending cuts on federal emergency and stimulus funds, and their effect on the economy;

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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

	March 31,	December 31,
	2025	2024
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$703,493	$584,467
Money market investments	7,107	6,670
Total cash and cash equivalents	710,600	591,137
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2024 - $163)	19	18
Investment securities available-for-sale, at fair value, with amortized cost of $2,483,154 (December 31, 2024 - $2,444,135); no allowance for credit losses	2,415,337	2,338,205
Investment securities held-to-maturity, at amortized cost, with fair value of $267,976 (December 31, 2024 - $267,174); no allowance for credit losses	321,824	327,158
Equity securities	48,785	54,896
Total investments	2,785,965	2,720,277
Loans:
Loans held-for-sale, at lower of cost or fair value	16,801	17,732
Loans held-for-investment, net of allowance for credit losses of $181,174 (December 31, 2024 - $175,863)	7,671,470	7,616,099
Total loans	7,688,271	7,633,831
Other assets:
Foreclosed real estate	4,271	4,002
Accrued interest receivable	70,029	71,667
Deferred tax assets, net	6,299	6,248
Premises and equipment, net	103,577	104,512
Customers' liability on acceptances	35,269	31,526
Servicing assets	69,238	70,435
Goodwill	84,241	84,241
Other intangible assets	13,550	14,782
Operating lease right-of-use assets	18,663	19,197
Other assets	139,284	148,879
Total assets	$11,729,257	$11,500,734
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2025 AND DECEMBER 31, 2024 (CONTINUED)

	March 31,	December 31,
	2025	2024
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,841,418	$5,627,406
Savings accounts	2,107,622	2,064,916
Time deposits	1,973,929	1,912,464
Total deposits	9,922,969	9,604,786
Borrowings:
Securities sold under agreements to repurchase	—	75,222
Advances from the FHLB	255,642	325,952
Total borrowings	255,642	401,174
Other liabilities:
Acceptances executed and outstanding	35,269	31,526
Operating lease liabilities	20,795	21,388
Deferred tax liabilities, net	44,223	40,718
Accrued expenses and other liabilities	154,998	146,771
Total liabilities	10,433,896	10,246,363
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 44,924,346 shares outstanding (December 31, 2024 - 59,885,234 shares issued; 45,440,269 shares outstanding)	59,885	59,885
Additional paid-in capital	638,475	639,786
Legal surplus	173,905	169,537
Retained earnings	802,024	771,993
Treasury stock, at cost, 14,960,888 shares (December 31, 2024 - 14,444,965 shares)	(320,927)	(296,991)
Accumulated other comprehensive loss, net of tax of $9,816 (December 31, 2024 - $16,091)	(58,001)	(89,839)
Total stockholders’ equity	1,295,361	1,254,371
Total liabilities and stockholders’ equity	$11,729,257	$11,500,734
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024

	Quarter Ended March 31,
	2025	2024
	(In thousands, except per share data)
Interest income:
Loans	$153,408	$149,594
Mortgage-backed securities	28,457	19,793
Investment securities and other	7,357	14,039
Total interest income	189,222	183,426
Interest expense:
Deposits	36,292	36,792
Securities sold under agreements to repurchase	710	—
Advances from FHLB and other borrowings	3,149	2,532
Total interest expense	40,151	39,324
Net interest income	149,071	144,102
Provision for credit losses	25,688	15,121
Net interest income after provision for credit losses	123,383	128,981
Non-interest income:
Banking service revenue	15,981	17,259
Wealth management revenue	8,455	8,107
Mortgage banking activities	4,776	4,693
Total banking and financial service revenues	29,212	30,059
Net loss on sale of securities	—	(7)
Other non-interest income	305	296
Total non-interest income	29,517	30,348
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024 (CONTINUED)

	Quarter Ended March 31,
	2025	2024
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	39,932	39,816
Occupancy, equipment and infrastructure costs	14,820	14,322
Electronic banking charges	9,670	10,366
Information technology expenses	6,287	6,603
Professional and service fees	5,118	4,004
Taxes, other than payroll and income taxes	3,726	3,243
Insurance	2,766	2,676
Loan servicing and clearing expenses	2,234	2,110
Advertising, business promotion, and strategic initiatives	2,617	2,379
Communication	1,120	1,081
Printing, postage, stationery and supplies	1,147	959
Foreclosed real estate and other repossessed assets expenses	1,028	668
Other	2,987	3,185
Total non-interest expense	93,452	91,412
Income before income taxes	59,448	67,917
Income tax expense	13,876	18,225
Net income available to common shareholders	$45,572	$49,692
Earnings per common share:
Basic	$1.01	$1.06
Diluted	$1.00	$1.05
Average common shares outstanding and equivalents	45,509	47,343
Cash dividends per share of common stock	$0.30	$0.25
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024

	Quarter Ended March 31,
	2025	2024
	(In thousands)
Net income	$45,572	$49,692
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	38,113	(17,557)
Realized loss on sale of securities available-for-sale	—	7
Other comprehensive income (loss) before taxes	38,113	(17,550)
Income tax effect	(6,275)	2,832
Other comprehensive income (loss) after taxes	31,838	(14,718)
Comprehensive income	$77,410	$34,974
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024

	Quarter Ended March 31,
	2025	2024
	(In thousands)
Common stock:
Balance at the beginning and end of period	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	639,786	638,667
Stock-based compensation expense	1,615	1,165
Lapsed restricted stock units	(2,926)	(3,624)
Balance at end of period	638,475	636,208
Legal surplus:
Balance at beginning of period	169,537	150,967
Transfer from retained earnings	4,368	4,765
Balance at end of period	173,905	155,732
Retained earnings:
Balance at beginning of period	771,993	639,324
Net income	45,572	49,692
Cash dividends declared on common stock[1]	(11,173)	(11,796)
Transfer to legal surplus	(4,368)	(4,765)
Balance at end of period	802,024	672,455
Treasury stock:
Balance at beginning of period	(296,991)	(228,350)
Stocks repurchased	(23,392)	—
Lapsed restricted stock units and options	(544)	1,454
Balance at end of period	(320,927)	(226,896)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(89,839)	(67,013)
Other comprehensive gain (loss), net of tax	31,838	(14,718)
Balance at end of period	(58,001)	(81,731)
Total stockholders’ equity	$1,295,361	$1,215,653
[1] Dividends declared per common share during the quarters ended March 31, 2025 - $0.30 (March 31, 2024 - $0.25).
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024

	Quarter Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$45,572	$49,692
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of fair value (discounts), net of amortization of premiums, on loans and amortization of deferred loan origination costs, net of (fees)	(239)	827
Accretion of investment securities discounts, net of amortization of premiums	(83)	(3,580)
Amortization of other intangible assets	1,232	1,478
Net change in operating leases	(59)	59
Depreciation and amortization of premises and equipment	5,085	5,286
Deferred income tax (benefit) expense, net	(2,821)	3,808
Provision for credit losses	25,688	15,121
Stock-based compensation	1,615	1,165
(Gain) loss on:
Sale of securities	—	7
Sale of loans	(625)	(335)
Foreclosed real estate and other repossessed assets	(39)	(566)
Sale of other assets	—	(1)
Originations and purchases of loans held-for-sale	(30,040)	(27,696)
Proceeds from sale of loans held-for-sale	12,049	19,685
Net decrease (increase) in:
Accrued interest receivable	1,678	(694)
Servicing assets	1,197	(33)
Other assets	9,855	(558)
Net (decrease) increase in:
Accrued interest on deposits and borrowings	(694)	(1,254)
Accrued expenses and other liabilities	13,700	(1,420)
Net cash provided by operating activities	83,071	60,991

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024 (CONTINUED)
	Quarter Ended March 31,
	2025	2024
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(99,872)	(933)
FHLB stock	(20,700)	(12,600)
Equity securities	(414)	(1,693)
Maturities and redemptions of:
Investment securities available-for-sale	80,245	56,153
Investment securities held-to-maturity	5,196	4,838
FHLB stock	27,225	12,600
Proceeds from sales of:
Investment securities available-for-sale	—	149,406
Foreclosed real estate and other repossessed assets, including write-offs	13,238	10,363
Premises and equipment	—	1
Origination and purchase of loans, excluding loans held-for-sale	(865,991)	(683,420)
Principal repayment of loans	768,104	634,989
Additions to premises and equipment	(4,350)	(6,186)
Net cash (used in) provided by investing activities	$(97,319)	$163,518
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	317,026	(205,733)
Securities sold under agreements to repurchase	(75,000)	—
FHLB advances and other borrowings	(70,000)	(2)
Exercise of stock options and restricted units lapsed, net	(3,470)	(2,170)
Purchase of treasury stock	(23,392)	—
Dividends paid on common stock	(11,453)	(10,385)
Net cash provided by (used in) financing activities	$133,711	$(218,290)
Net change in cash and cash equivalents	119,463	6,219
Cash and cash equivalents at beginning of period	591,137	748,173
Cash and cash equivalents at end of period	$710,600	$754,392
See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024 (CONTINUED)

	Quarter Ended March 31,
	2025	2024
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$703,493	$749,718
Money market investments	7,107	4,674
Total cash and cash equivalents at end of period	$710,600	$754,392

Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$39,902	$39,446
Income taxes paid	$3,021	$5,094
Operating lease liabilities paid	$2,299	$2,594
Mortgage loans held-for-sale securitized into mortgage-backed securities	$19,171	$17,351
Transfer from loans to foreclosed real estate and other repossessed assets	$13,735	$12,803
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$—	$9,139
Financed sales of foreclosed real estate	$206	$124
Delinquent loans booked under the GNMA buy-back option	$44,665	$18,510
See notes to unaudited consolidated financial statements.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
OFG is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries, including a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), and OFG Ventures LLC (“OFG Ventures”), which holds equity investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, investment advisory, and securities brokerage services, as well as corporate trust services.
The Bank has a wholly-owned operating subsidiary, OFG USA LLC (“OFG USA”), which is a commercial lender organized in Delaware. In addition, Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are international banking entities licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to assets/liabilities located outside of Puerto Rico. Lastly, the Bank has a wholly-owned subsidiary, OBPEF LLC (“OBPEF”), which is a private equity fund under the Puerto Rico Incentives Code, as amended, whose objective is to provide financing to eligible borrowers, whether in the form of senior or subordinated debt, to support the economic development of Puerto Rico.
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). Operating results for the quarter ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. OFG evaluated subsequent events through the filing date of this report with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses.
New Accounting Updates Not Yet Adopted
Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense line items an entity presents on the face of the income statement, rather, it requires disaggregation of certain expense line items into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We will adopt this guidance when it becomes effective in the annual period of 2027 on a prospective basis. We are currently estimating the impact on our financial statements and disclosures.

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
New Accounting Updates Adopted in the Quarter Ended March 31, 2025
Codification Improvements—Amendments to Remove References to the Concepts Statements. In March 2024, the FASB issued ASU 2024-02, which removes various references to concept statements from the FASB Accounting Standards Codification. The ASU intends to simplify the FASB Accounting Standards Codification and distinguish between non-authoritative and authoritative guidance. For publicly listed business entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The amendments were applied in the first quarter of 2025 on a prospective basis, and the impact on our financial statements and disclosures was not material.
Compensation—Stock Compensation. In March 2024, the FASB issued ASU 2024-01 to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718. The ASU 2024-01 is intended to reduce complexity and diversity in practice. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. We adopted this guidance in the first quarter of 2025 on a prospective basis, and the impact on our financial statements and disclosures was not material.
NOTE 2 – CASH RESTRICTIONS
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered March 31, 2025, was $475.6 million (December 31, 2024 - $472.0 million). At March 31, 2025 and December 31, 2024, the Bank complied with this requirement. Cash and due from banks, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2025 and December 31, 2024, money market instruments included as part of cash and cash equivalents amounted to $7.1 million and $6.7 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	2,009,222	14,708	52,572	1,971,358	4.51%
GNMA certificates
Due from 5 to 10 years	5,040	—	125	4,915	1.75%
Due after 10 years	462,132	5,867	35,601	432,398	3.65%
Total GNMA certificates	467,172	5,867	35,726	437,313	3.63%
CMOs issued by US government-sponsored agencies
Due after 10 years	4,843	—	94	4,749	2.28%
Total mortgage-backed securities	2,481,237	20,575	88,392	2,413,420	4.34%
Investment securities
US Treasury securities
Due less than 1 year	1,384	—	—	1,384	4.23%
Other debt securities
Due from 1 to 5 years	500	—	—	500	2.35%
Due after 10 years	33	—	—	33	2.97%
Total other debt securities	533	—	—	533	2.39%
Total investment securities	1,917	—	—	1,917	3.72%
Total securities available for sale	$2,483,154	$20,575	$88,392	$2,415,337	4.34%

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$286,824	$—	$53,866	$232,958	1.73%
Other debt securities
Due from 1 to 5 years	35,000	18	—	35,018	5.32%
Total securities held to maturity	$321,824	$18	$53,866	$267,976	2.12%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due from 1 to 5 years	$14,930	—	$587	$14,343	2.07%
Due from 5 to 10 years	23,664	—	1,415	22,249	1.90%
Due after 10 years	1,943,193	5,545	72,449	1,876,289	4.51%
Total FNMA and FHLMC certificates	1,981,787	5,545	74,451	1,912,881	4.46%
GNMA certificates
Due from 1 to 5 years	6,215	—	177	6,038	1.74%
Due from 5 to 10 years	11,358	10	641	10,727	2.25%
Due after 10 years	437,308	4,058	40,146	401,220	3.63%
Total GNMA certificates	454,881	4,068	40,964	417,985	3.57%
CMOs issued by US government-sponsored agencies
Due from 1 to 5 years	5,015	—	126	4,889	1.78%
Due after 10 years	753	—	3	750	5.07%
Total CMOs issued by US government-sponsored agencies	5,768	—	129	5,639	2.21%
Total mortgage-backed securities	2,442,436	9,613	115,544	2,336,505	4.29%
Investment securities
US Treasury securities
Due less than 1 year	1,149	1	—	1,150	4.85%
Other debt securities
Due from 1 to 5 years	550	—	—	550	2.41%
Total investment securities	1,699	1	—	1,700	4.06%
Total securities available for sale	$2,444,135	$9,614	$115,544	$2,338,205	4.29%

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$292,158	$—	$60,006	$232,152	1.73%
Investment securities
US Treasury securities
Due from 1 to 5 years	35,000	22	—	35,022	5.53%
Total securities held to maturity	$327,158	$22	$60,006	$267,174	2.13%
As of March 31, 2025 and December 31, 2024, accrued interest receivable excluded in amortized cost of investment securities totaled $11.1 million and $10.8 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 9 – Accrued Interest Receivable and Other Assets.

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
At March 31, 2025 and December 31, 2024, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption and, therefore, have no ACL.
Investment securities as of March 31, 2025, include $1.567 billion pledged to secure government deposits, advances from the FHLB, and regulatory collateral, of which $1.524 billion serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge them. Investment securities as of December 31, 2024, include $1.564 billion pledged to secure securities sold under agreements to repurchase, advances from the FHLB, government deposits, and regulatory collateral that the secured parties are not permitted to sell or repledge, of which $1.440 billion serve as collateral for public funds.
At March 31, 2025, the Bank’s IBEs, OIB and Oriental Overseas, each held short-term US Treasury securities in the amount of $775 thousand and $525 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. At December 31, 2024, the Bank’s IBEs, OIB and Oriental Overseas, each held short-term US Treasury securities in the amount of $525 thousand as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions.
During the quarters ended March 31, 2025 and 2024, OFG retained securitized Government National Mortgage Association (“GNMA”) pools totaling $19.7 million and $17.4 million, respectively, at a yield of 4.63% and 5.05%, respectively, from its own originations.
During the quarter ended March 31, 2024, OFG sold $149.4 million of US Treasury securities available for sale and recognized a $7 thousand loss on the sale included in the consolidated statements of operations. There were no sales of investment securities during the quarter ended March 31, 2025.

	Quarter Ended March 31, 2024
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of investment securities available-for-sale
Investment securities
US Treasury securities	$149,406	$149,413	$—	$7

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale at March 31, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$406,272	$3,984	$571,505	$48,588	$977,777	$52,572
GNMA certificates	65,244	1,093	200,797	34,633	266,041	35,726
CMOs issued by US Government-sponsored agencies	—	—	4,749	94	4,749	94
	$471,516	$5,077	$777,051	$83,315	$1,248,567	$88,392

The unrealized losses on OFG’s investment in federal agency mortgage-backed securities were caused by market volatility related to market uncertainty tied to interest rate fluctuations. OFG purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government or by a government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price that is less than the amortized cost basis of OFG’s investments. OFG does not intend to sell the investments, and it is not more likely than not that OFG will be required to sell the investments before recovery of their amortized cost basis.

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$791,987	$12,989	$579,727	$61,462	$1,371,714	$74,451
GNMA certificates	83,773	2,019	201,320	38,945	285,093	40,964
CMOs issued by US Government-sponsored agencies	—	—	5,639	129	5,639	129
	$875,760	$15,008	$786,686	$100,536	$1,662,446	$115,544

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 - LOANS
OFG’s loan portfolio is composed of four segments: commercial, mortgage, consumer, and auto loans. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio.
The composition of the amortized cost basis of OFG’s loan portfolio at March 31, 2025 and December 31, 2024, segregated between non-purchased credit deteriorated loans (“non-PCD”) and purchased credit deteriorated (“PCD”) loans, was as follows:

	March 31, 2025			December 31, 2024
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,230,835	$76,142	$1,306,977	$1,222,395	$77,196	$1,299,591
Other commercial and industrial	1,107,037	11,637	1,118,674	1,087,886	11,533	1,099,419
	2,337,872	87,779	2,425,651	2,310,281	88,729	2,399,010
Commercial US	727,409	—	727,409	704,081	—	704,081
Total commercial loans	3,065,281	87,779	3,153,060	3,014,362	88,729	3,103,091
Mortgage loans	616,302	819,271	1,435,573	628,853	841,964	1,470,817
Consumer loans:
Personal loans	624,830	244	625,074	620,430	245	620,675
Credit lines	9,724	351	10,075	10,126	353	10,479
Credit cards	35,289	—	35,289	36,956	—	36,956
Overdraft	370	—	370	451	—	451
	670,213	595	670,808	667,963	598	668,561
Auto loans	2,592,922	281	2,593,203	2,549,033	460	2,549,493
	6,944,718	907,926	7,852,644	6,860,211	931,751	7,791,962
Allowance for credit losses	(174,752)	(6,422)	(181,174)	(170,709)	(5,154)	(175,863)
Total loans held for investment, net	6,769,966	901,504	7,671,470	6,689,502	926,597	7,616,099
Mortgage loans held-for-sale	12,439	—	12,439	13,286	—	13,286
Other loans held-for-sale	4,362	—	4,362	4,446	—	4,446
Total loans held-for-sale	16,801	—	16,801	17,732	—	17,732
Total loans, net	$6,786,767	$901,504	$7,688,271	$6,707,234	$926,597	$7,633,831
During the quarter ended March 31, 2024, OFG sold $16.7 million of commercial loans held-for-sale and recognized a $26 thousand loss, included in other non-interest income in the consolidated statement of operations. During the quarter ended March 31, 2025, there were no sales of commercial loans held-for-sale. At both March 31, 2025 and December 31, 2024, OFG had $4.4 million in commercial loans held-for-sale.

At March 31, 2025 and December 31, 2024, OFG had carrying balances of $87.3 million and $66.4 million, respectively, in loans held-for-investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.
The tables below present the aging of the amortized cost of loans held for investment at March 31, 2025 and December 31, 2024, by class of loans. Mortgage loans past due include $44.7 million and $48.6 million of delinquent loans in the GNMA buy-back option program at March 31, 2025 and December 31, 2024, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$404	$269	$7,821	$8,494	$1,222,341	$1,230,835	$—
Other commercial and industrial	637	102	4,034	4,773	1,102,264	1,107,037	—
	1,041	371	11,855	13,267	2,324,605	2,337,872	—
Commercial US	—	—	4,425	4,425	722,984	727,409	—
Total commercial loans	1,041	371	16,280	17,692	3,047,589	3,065,281	—
Mortgage loans	4,529	5,301	56,292	66,122	550,180	616,302	2,259
Consumer loans:
Personal loans	6,987	4,126	2,984	14,097	610,733	624,830	—
Credit lines	108	51	69	228	9,496	9,724	—
Credit cards	528	280	429	1,237	34,052	35,289	—
Overdraft	49	—	—	49	321	370	—
	7,672	4,457	3,482	15,611	654,602	670,213	—
Auto loans	96,570	32,049	14,043	142,662	2,450,260	2,592,922	—
Total loans	$109,812	$42,178	$90,097	$242,087	$6,702,631	$6,944,718	$2,259

	December 31, 2024
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$879	$215	$9,780	$10,874	$1,211,521	$1,222,395	$—
Other commercial and industrial	597	629	3,588	4,814	1,083,072	1,087,886	—
	1,476	844	13,368	15,688	2,294,593	2,310,281	—
Commercial US	—	4,505	—	4,505	699,576	704,081	—
Total commercial loans	1,476	5,349	13,368	20,193	2,994,169	3,014,362	—
Mortgage loans	5,362	6,069	59,995	71,426	557,427	628,853	2,047
Consumer loans:
Personal loans	8,522	4,655	3,494	16,671	603,759	620,430	—
Credit lines	53	38	125	216	9,910	10,126	—
Credit cards	670	255	571	1,496	35,460	36,956	—
Overdraft	88	—	—	88	363	451	—
	9,333	4,948	4,190	18,471	649,492	667,963	—
Auto loans	119,805	50,208	20,055	190,068	2,358,965	2,549,033	—
Total loans	$135,976	$66,574	$97,608	$300,158	$6,560,053	$6,860,211	$2,047

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
There were no past due commercial loans held-for-sale as of March 31, 2025 and December 31, 2024.

Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.

Non-accrual Loans
The following table presents the amortized cost basis of loans held for investment on non-accrual status as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)			(In thousands)
Non-PCD:
Commercial PR:
Commercial secured by real estate	$3,744	$5,349	$9,093	$4,610	$6,248	$10,858
Other commercial and industrial	2,211	1,994	4,205	1,855	1,996	3,851
	5,955	7,343	13,298	6,465	8,244	14,709
Commercial US	30,852	—	30,852	21,317	2,887	24,204
Total commercial loans	36,807	7,343	44,150	27,782	11,131	38,913
Mortgage loans	9,263	2,318	11,581	8,770	3,153	11,923
Consumer loans:
Personal loans	2,984	—	2,984	3,468	44	3,512
Credit lines	69	—	69	125	—	125
Credit cards	429	—	429	570	—	570
	3,482	—	3,482	4,163	44	4,207
Auto loans	14,043	—	14,043	20,049	6	20,055
Total	$63,595	$9,661	$73,256	$60,764	$14,334	$75,098

PCD:
Commercial PR:
Commercial secured by real estate	$6,121	$1,870	$7,991	$—	$1,946	$1,946
Other commercial and industrial	675	—	675	695	—	695
Total commercial loans	6,796	1,870	8,666	695	1,946	2,641
Mortgage loans	234	—	234	239	—	239
Total	$7,030	$1,870	$8,900	$934	$1,946	$2,880
Total non-accrual loans	$70,625	$11,531	$82,156	$61,698	$16,280	$77,978
The determination of non-accrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
There were no commercial non-accrual loans held-for-sale at March 31, 2025 and December 31, 2024.
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
At December 31, 2024, the amortized cost of modified loans excludes $127 thousand in accrued interest receivable. Accrued interest receivable on loans is included in the “accrued interest receivable” line in OFG’s consolidated statements of financial condition. At March 31, 2025, modified loans had no accrued interest receivable. The amortized cost of modified loans during the quarters ended March 31, 2025 and 2024, includes $523 thousand and $54 thousand, respectively, of government-guaranteed loans (e.g., FHA/VA).
The following tables present the amortized cost basis as of March 31, 2025 and 2024 of loans held for investment that were modified during the quarters ended March 31, 2025 and 2024, disaggregated by class of financing receivable and type of concession granted.

	Quarter Ended March 31, 2025
	Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Principal Forgiveness / Forbearance		Combination of Interest Rate Reduction, Term Extension and Principal Forgiveness / Forbearance
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial US	$—	—%	$4,425	0.61%	$3,404	0.47%	$3,407	0.47%
Mortgage loans	545	0.04%	—	—%	—	—%	—	—%
Total	$545		$4,425		$3,404		$3,407

	Quarter Ended March 31, 2024
	Interest Rate Reduction		Term Extension
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Mortgage loans	—	—%	95	0.01%
Consumer:
Personal loans	27	—%	7	—%
Total	$27		$102

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
The following tables present the financial effect of the modifications granted to borrowers experiencing financial difficulty during the quarters ended March 31, 2025 and 2024. The financial effect of the combined modifications is presented separately by type of modification.

	Quarter Ended March 31, 2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial US	0.28%	16	$3,639
Mortgage loans	—%	129	—

	Quarter Ended March 31, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Mortgage loans	—%	180	—
Consumer loans:
Personal loans	5.00%	18	—
The following tables present the amortized cost basis as of March 31, 2025 and 2024, of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the prior twelve months.

	Twelve-Months Ended March 31, 2025
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Commercial US	$—	$—	$4,425	$—	$4,425
Mortgage loans	$—	$198	$—	$—	$198

	Twelve-Months Ended March 31, 2024
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage loans	$—	$277	$—	$85	$362

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

OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status of loans that have been modified in the twelve-months period ended March 31, 2025 and 2024 that were granted to borrowers experiencing financial difficulty.

	March 31, 2025
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial US	$—	$—	$4,425	$4,425	$22,354	$26,779
Mortgage loans	65	—	198	263	2,022	2,285
Auto loans	—	—	—	—	156	156
Total	$65	$—	$4,623	$4,688	$24,532	$29,220

	March 31, 2024
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$5,806	$5,806
Other commercial and industrial	—	—	—	—	638	638
	—	—	—	—	6,444	6,444
Commercial US	—	—	—	—	10,571	10,571
Total commercial loans	—	—	—	—	17,015	17,015
Mortgage loans	141	115	277	533	3,832	4,365
Consumer loans:
Personal loans	—	—	—	—	127	127
Auto loans	—	—	—	—	110	110
Total	$141	$115	$277	$533	$21,084	$21,617
There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $30.9 million and $25.0 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through their respective courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held for investment at March 31, 2025 and December 31, 2024, by class of loans.

	March 31,	December 31,
	2025	2024
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$5,602	$6,877
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of March 31, 2025, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans, and current year-to-date period gross charge-offs by year of origination is as follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$154,168	$170,406	$202,407	212,151	$188,126	$216,480	$41,307	$1,185,045
Special Mention	—	—	13,941	7,159	6,792	5,434	1,713	35,039
Substandard	—	—	—	507	1,456	7,789	999	10,751
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	154,168	170,406	216,348	219,817	196,374	229,703	44,019	1,230,835
Commercial secured by real estate:
YTD gross charge-offs	—	—	—	—	—	—	—	—
Other commercial and industrial:
Loan grade:
Pass	38,715	146,503	254,165	46,844	48,065	34,128	469,635	1,038,055
Special Mention	—	5	394	3,191	45,011	33	15,259	63,893
Substandard	—	40	7	183	547	1,589	2,723	5,089
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	38,715	146,548	254,566	50,218	93,623	35,750	487,617	1,107,037
Other commercial and industrial:
YTD gross charge-offs	7	—	—	11	—	94	—	112
Commercial US:
Loan grade:
Pass	9,878	54,036	104,904	21,308	57,176	35,974	305,397	588,673
Special Mention	—	2,471	9,685	—	—	—	38,841	50,997
Substandard	6,811	16,086	16,303	16,661	3,635	5,659	20,988	86,143
Doubtful	—	1,596	—	—	—	—	—	1,596
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	16,689	74,189	130,892	37,969	60,811	41,633	365,226	727,409
Commercial US:
YTD gross charge-offs	—	—	—	2,918	—	—	—	2,918
Total commercial loans	$209,572	$391,143	$601,806	$308,004	$350,808	$307,086	$896,862	$3,065,281
Total YTD gross charge-offs	$7	$—	$—	$2,929	$—	$94	$—	$3,030

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2024, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$219,185	$204,144	$229,955	$190,891	$106,562	$180,600	$46,448	$1,177,785
Special Mention	—	13,702	7,205	6,192	909	3,721	73	31,802
Substandard	—	—	554	1,479	1,198	8,572	1,005	12,808
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	219,185	217,846	237,714	198,562	108,669	192,893	47,526	1,222,395
Commercial secured by real estate:
YTD gross charge-offs	—	184	—	—	—	26		210
Other commercial and industrial:
Loan grade:
Pass	146,372	269,680	48,516	49,751	23,858	13,508	477,838	1,029,523
Special Mention	—	373	3,281	45,012	—	136	4,920	53,722
Substandard	21	15	317	640	111	825	2,712	4,641
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	146,393	270,068	52,114	95,403	23,969	14,469	485,470	1,087,886
Other commercial and industrial:
YTD gross charge-offs	117	143	298	3,573	—	238		4,369
Commercial US:
Loan grade:
Pass	56,534	120,064	21,648	57,736	20,138	21,884	273,971	571,975
Special Mention	—	—	—	—	—	—	39,896	39,896
Substandard	16,094	16,422	26,536	4,689	—	5,647	21,204	90,592
Doubtful	1,618	—	—	—	—	—	—	1,618
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	74,246	136,486	48,184	62,425	20,138	27,531	335,071	704,081
Commercial US:
YTD gross charge-offs	—	—	392	1,749	—	1,497		3,638
Total commercial loans	$439,824	$624,400	$338,012	$356,390	$152,776	$234,893	$868,067	$3,014,362
Total YTD gross charge-offs	$117	$327	$690	$5,322	$—	$1,761	$—	$8,217
At March 31, 2025 and December 31, 2024, the balance of revolving commercial loans converted to term loans was $164.0 million and $191.9 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the ACL. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan and payment activity. The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment performance as of March 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Mortgage loans:
Performing	$5,990	$39,908	$19,799	$21,937	$27,206	$484,553	$—	$599,393
Nonperforming	19	1,117	714	107	172	14,780	—	16,909
Total mortgage loans:	6,009	41,025	20,513	22,044	27,378	499,333	—	616,302
Mortgage loans:
YTD gross charge-offs	—	—	23	—	—	—	—	23
Consumer loans:
Personal loans:
Performing	65,016	244,294	158,478	101,496	35,801	16,761	—	621,846
Nonperforming	—	738	904	901	396	45	—	2,984
Total personal loans	65,016	245,032	159,382	102,397	36,197	16,806	—	624,830
Personal loans:
YTD gross charge-offs	—	1,667	2,757	2,163	558	227	—	7,372
Credit lines:
Performing	—	—	—	—	—	—	9,655	9,655
Nonperforming	—	—	—	—	—	—	69	69
Total credit lines	—	—	—	—	—	—	9,724	9,724
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	134	134
Credit cards:
Performing	—	—	—	—	—	—	34,860	34,860
Nonperforming	—	—	—	—	—	—	429	429
Total credit cards	—	—	—	—	—	—	35,289	35,289
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	579	579
Overdrafts:
Performing	—	—	—	—	—	—	370	370
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	370	370
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	167	167
Total consumer loans	65,016	245,032	159,382	102,397	36,197	16,806	45,383	670,213
Total consumer loans YTD gross charge-offs	—	1,667	2,757	2,163	558	227	880	8,252
Total mortgage and consumer loans	$71,025	$286,057	$179,895	$124,441	$63,575	$516,139	$45,383	$1,286,515
Total mortgage and consumer loans YTD gross charge-offs	$—	$1,667	$2,780	$2,163	$558	$227	$880	$8,275

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment performance as of December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Mortgage loans:
Performing	$41,100	$18,986	$23,207	$28,034	$20,203	$480,388	$—	$611,918
Nonperforming	148	636	107	466	102	15,476	—	16,935
Total mortgage loans:	41,248	19,622	23,314	28,500	20,305	495,864	—	628,853
Mortgage loans:
YTD gross charge-offs	—	—	—	—	—	126		126
Consumer loans:
Personal loans:
Performing	265,955	175,932	114,654	40,794	11,563	8,020	—	616,918
Nonperforming	438	1,292	1,266	353	51	112	—	3,512
Total personal loans	266,393	177,224	115,920	41,147	11,614	8,132	—	620,430
Personal loans:
YTD gross charge-offs	1,425	10,788	11,973	3,443	700	1,088		29,417
Credit lines:
Performing	—	—	—	—	—	—	10,001	10,001
Nonperforming	—	—	—	—	—	—	125	125
Total credit lines	—	—	—	—	—	—	10,126	10,126
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	156	156
Credit cards:
Performing	—	—	—	—	—	—	36,386	36,386
Nonperforming	—	—	—	—	—	—	570	570
Total credit cards	—	—	—	—	—	—	36,956	36,956
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	2,781	2,781
Overdrafts:
Performing	—	—	—	—	—	—	451	451
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	451	451
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	912	912
Total consumer loans	266,393	177,224	115,920	41,147	11,614	8,132	47,533	667,963
Total consumer loans YTD gross charge-offs	1,425	10,788	11,973	3,443	700	1,088	3,849	33,266
Total mortgage and consumer loans	$307,641	$196,846	$139,234	$69,647	$31,919	$503,996	$47,533	$1,296,816
Total mortgage and consumer loans YTD gross charge-offs	$1,425	$10,788	$11,973	$3,443	$700	$1,214	$3,849	$33,392

At March 31, 2025 and December 31, 2024, the balance of mortgage and consumer revolving loans that were converted to term loans was $2.5 million and $2.2 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans based on Fair Isaac Corporation (“FICO”) score. The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of March 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$20,857	$191,106	$196,430	$159,010	$88,929	$67,641	$723,973
661-699	40,770	158,004	98,550	64,432	31,795	22,922	416,473
700+	128,518	505,138	366,223	216,923	116,329	95,345	1,428,476
No FICO	589	6,665	6,314	5,325	2,877	2,230	24,000
Total auto loans	$190,734	$860,913	$667,517	$445,690	$239,930	$188,138	$2,592,922
Auto loans:
YTD gross charge-offs	$—	$3,625	$6,435	$4,725	$1,863	$1,544	$18,192
The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$157,865	$191,510	$163,990	$93,675	$41,016	$38,369	$686,425
661-699	172,579	116,145	69,573	36,607	15,583	13,720	424,207
700+	521,507	397,649	243,449	130,613	66,571	54,947	1,414,736
No FICO	5,266	6,630	5,616	3,255	1,265	1,633	23,665
Total auto loans	$857,217	$711,934	$482,628	$264,150	$124,435	$108,669	$2,549,033
Auto loans:
YTD gross charge-offs	$4,068	$21,603	$18,912	$8,552	$3,799	$4,717	$61,651
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding tables.
As of March 31, 2025 and December 31, 2024, accrued interest receivable on loans totaled $59.0 million and $60.9 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 9 – Accrued Interest Receivable and Other Assets for more information on accrued interest receivable on loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
OFG measures its ACL based on management’s best estimate of lifetime expected credit losses inherent in OFG’s relevant financial assets. The ACL is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weight given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. For more information on OFG’s credit loss accounting policies, including the ACL, see Note 1 – Summary of Significant Accounting Policies included in OFG’s 2024 Form 10-K.
At March 31, 2025, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at March 31, 2025 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as auto loan portfolio credit trends and the evolution of risk ratings applied to the commercial loans and collateral changes in real estate portfolios. There are still many unknown variables, including the results of the local and U.S. mainland governments’ fiscal and monetary actions resulting from the effect of inflation, geopolitical tension, and new trade policies.

As of March 31, 2025, the ACL increased by $5.3 million compared to December 31, 2024. The provision for credit losses for the quarter ended March 31, 2025, reflected adjustments of $17.4 million related to loan volume, $4.8 million in specific reserves and $3.5 million to reflect auto current loss given default trends post pandemic.

The net charge-offs for the quarter ended March 31, 2025, amounted to $20.4 million, an increase of $0.6 million when compared to the same period of 2024. The increase is due to $2.3 million from auto loans and $0.3 million from consumer loans mainly as a result of higher loan volume, partially offset by a decrease of $2.3 million from commercial loans. Net charge-offs for the quarter ended March 31, 2025 include a $2.9 million dollar partial charge-off of a previously reserved commercial US loan. Net charge-offs for the quarter ended March 31, 2024 include $3.5 million from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans.
The following tables present the activity in OFG’s ACL by segment for the quarters ended March 31, 2025 and 2024:

	Quarter Ended March 31, 2025
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$44,814	$6,395	$31,818	$87,682	$170,709
Provision for (recapture of) credit losses	3,516	(636)	7,945	13,978	24,803
Charge-offs	(3,030)	(23)	(8,252)	(18,192)	(29,497)
Recoveries	152	186	725	7,674	8,737
Balance at end of period	$45,452	$5,922	$32,236	$91,142	$174,752
PCD:
Balance at beginning of period	$622	$4,514	$11	$7	$5,154
Provision for (recapture of) credit losses	1,691	(787)	(6)	(20)	878
Charge-offs	—	—	—	(1)	(1)
Recoveries	25	341	6	19	391
Balance at end of period	$2,338	$4,068	$11	$5	$6,422
Total allowance for credit losses at end of period	$47,790	$9,990	$32,247	$91,147	$181,174

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2024
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$44,041	$7,998	$27,086	$73,485	$152,610
Provision for (recapture of) credit losses	(1,406)	(574)	7,655	11,078	16,753
Charge-offs	(5,316)	(64)	(7,981)	(14,218)	(27,579)
Recoveries	52	267	693	5,971	6,983
Balance at end of period	$37,371	$7,627	$27,453	$76,316	$148,767
PCD:
Balance at beginning of period	$1,113	$7,351	$7	$25	$8,496
Recapture of credit losses	(137)	(1,268)	(23)	(56)	(1,484)
Charge-offs	—	(83)	—	(9)	(92)
Recoveries	157	638	23	58	876
Balance at end of period	$1,133	$6,638	$7	$18	$7,796
Total allowance for credit losses at end of period	$38,504	$14,265	$27,460	$76,334	$156,563
NOTE 6 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for the quarters ended March 31, 2025 and 2024:

	Quarter Ended March 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$4,002	$10,780
Additions	557	1,345
Sales	(695)	(1,826)
Decline in value	(122)	(170)
Other adjustments	529	721
Balance at end of period	$4,271	$10,850
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At March 31, 2025, the fair value of mortgage servicing rights was $69.2 million ($70.4 million — December 31, 2024).
The following table presents the changes in servicing rights measured using the fair value method for the quarter ended March 31, 2025 and 2024:

	Quarter Ended March 31,
	2025	2024
	(In thousands)
Fair value at beginning of period	$70,435	$49,520
Servicing from mortgage securitization or asset transfers	659	527
Changes due to payments on loans	(1,262)	(920)
Changes in fair value due to changes in valuation model inputs or assumptions	(594)	426
Fair value at end of period	$69,238	$49,553
During the quarter ended September 30, 2024, OFG acquired the servicing rights to a $1.7 billion mortgage loan portfolio that was being subserviced by the Bank. At the time of acquisition, the value of the servicing rights acquired amounted to $21.4 million.
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of March 31, 2025 and 2024:

	Quarter Ended March 31,
	2025	2024
Constant prepayment rate	1.30% - 18.14%	1.14% - 15.08%
Discount rate	10.00% - 15.50%	10.00% - 15.50%
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	March 31,	December 31,
	2025	2024
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$69,238	70,435
Weighted average life (in years)	7.9	7.9
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,309)	$(1,276)
Decrease in fair value due to 20% adverse change	$(2,568)	$(2,505)
Discount rate
Decrease in fair value due to 10% adverse change	$(3,035)	$(3,103)
Decrease in fair value due to 20% adverse change	$(5,835)	$(5,966)
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Servicing fee income is based on a contractual percentage of the outstanding principal balance. Ancillary fees include various service charges such as late payment fees and fees for additional services. These fees are recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations.
Servicing and ancillary fees on mortgage loans for the quarters ended March 31, 2025 and 2024 totaled $5.5 million and $4.4 million, respectively.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to Note 23 – Business Segments for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2024	$84,063	$178	$—	$84,241
March 31, 2025	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill during the quarters ended March 31, 2025 and 2024. There were no accumulated impairment losses at March 31, 2025 and December 31, 2024.
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
OFG performed its annual impairment review of goodwill during the fourth quarter of 2024 using October 31, 2024 as the annual evaluation date and concluded that there was no impairment at December 31, 2024. During the quarter ended March 31, 2025, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at March 31, 2025.
The following table reflects the components of other intangible assets subject to amortization at March 31, 2025 and December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
March 31, 2025
Core deposit intangibles	$41,507	$31,130	$10,377
Customer relationship intangibles	12,693	9,520	3,173
Total other intangible assets	$54,200	$40,650	$13,550
December 31, 2024
Core deposit intangibles	$41,507	$30,187	$11,320
Customer relationship intangibles	12,693	9,231	3,462
Total other intangible assets	$54,200	$39,418	$14,782

In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with its acquisitions of insurance agencies. During the quarter ended March 31, 2025, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at March 31, 2025.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended March 31, 2025 and 2024, was $1.2 million and $1.5 million, respectively.
The following table presents the estimated remaining amortization of other intangible assets as of March 31, 2025:

As of March 31, 2025	(In thousands)
2025	3,696
2026	3,942
2027	2,956
2028	1,971
2029	985
$13,550
NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at March 31, 2025 and December 31, 2024 consists of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Loans	$58,953	$60,864
Investments	11,076	10,803
	$70,029	$71,667
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $17.6 million at March 31, 2025, of which $16.2 million corresponded to loans in current status, and $18.1 million at December 31, 2024, of which $16.3 million corresponded to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At March 31, 2025 and December 31, 2024, the ACL for accrued interest receivable for loans that participated in moratorium programs amounted to $28 thousand and $68 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at March 31, 2025 and December 31, 2024 consist of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$68,332	$72,093
Other repossessed assets	6,656	6,595
Accounts receivable and other assets	64,296	70,191
	$139,284	$148,879
Prepaid expenses amounting to $68.3 million at March 31, 2025, include prepaid municipal, property and income taxes aggregating to $60.6 million. At December 31, 2024 prepaid expenses amounted to $72.1 million, including prepaid municipal, property and income taxes aggregating to $62.2 million.
Other repossessed assets totaled $6.7 million and $6.6 million at March 31, 2025 and December 31, 2024, respectively, and consist of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 10 — DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Non-interest-bearing demand deposits	$2,600,555	$2,493,860
Interest-bearing savings and demand deposits	5,348,484	5,198,462
Retail certificates of deposit	1,184,359	1,170,560
Institutional certificates of deposit	623,759	585,829
Total core deposits	9,757,157	9,448,711
Brokered deposits	165,812	156,075
Total deposits	$9,922,969	$9,604,786
At March 31, 2025 and December 31, 2024, the aggregate amount of uninsured deposits was $5.176 billion (52.16% of total deposits) and $4.915 billion (51.17% of total deposits), respectively.
The weighted average interest rate of OFG’s deposits was 1.50% and 1.56%, respectively, at March 31, 2025 and December 31, 2024.
Interest expense for the quarters ended March 31, 2025 and 2024 was as follows:

	Quarter Ended March 31,
	2025	2024

Demand and savings deposits	$20,868	$26,065
Certificates of deposit	15,424	10,727
	$36,292	$36,792
At March 31, 2025 and December 31, 2024, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $1.103 billion and $1.049 billion, respectively.
At March 31, 2025 and December 31, 2024, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.537 billion and $1.445 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.591 billion and $1.507 billion at March 31, 2025 and December 31, 2024, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $2.9 million and $3.1 million, the scheduled maturities of certificates of deposit at March 31, 2025 and December 31, 2024 are as follows:

March 31, 2025
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$525,810	$183,525
Over 3 months through 6 months	393,324	222,565
Over 6 months through 1 year	559,574	263,959
	1,478,708	670,049
Over 1 through 2 years	354,648	107,400
Over 2 through 3 years	69,189	9,402
Over 3 through 4 years	37,175	4,894
Over 4 through 5 years	31,004	3,645
Over 5 years	270	—
	$1,970,994	$795,390

December 31, 2024
	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$645,919	$336,912
Over 3 months through 6 months	293,693	99,596
Over 6 months through 1 year	492,799	201,877
	1,432,411	638,385
Over 1 through 2 years	340,176	95,690
Over 2 through 3 years	63,044	9,017
Over 3 through 4 years	39,462	4,176
Over 4 through 5 years	33,549	4,084
Over 5 years	722	115
	$1,909,364	$751,467
The tables of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $879 thousand and $3.2 million, as of March 31, 2025 and December 31, 2024, respectively. December 31, 2024 included $2.5 million from two commercial clients that were repaid during the quarter ended March 31, 2025.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain as collateral an amount of qualifying collateral which has a fair market value that is least equal to the FHLB-NY collateral maintenance level. At both March 31, 2025 and December 31, 2024, these advances were secured by mortgage and commercial loans amounting to $1.1 billion. Further, at March 31, 2025 and December 31, 2024, OFG had an additional borrowing capacity with the FHLB of $435.9 million and $383.1 million, respectively. At March 31, 2025 and December 31, 2024, the weighted average remaining maturity of FHLB advances was 1.9 years and 4 months, respectively.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $642 thousand and $952 thousand at March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
	2025	2024
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.56%	$—	$270,000
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.06% (December 31, 2024 - 3.79%)	255,000	55,000
	$255,000	$325,000
Advances from FHLB mature as follows:

	March 31,	December 31,
	2025	2024
	(In thousands)
Over 90 days to one year	$—	$270,000
Over one to three years	255,000	55,000
	$255,000	$325,000
Securities Sold under Agreements to Repurchase
At December 31, 2024, securities underlying agreements to repurchase were delivered to, and held by, the counterparties with whom the repurchase agreements were transacted. The counterparties agreed to resell to OFG the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for OFG’s securities portfolio.
The following table shows OFG’s repurchase agreements, excluding accrued interest in the amount of $222 thousand at December 31, 2024:

December 31,
2024
(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.63%	$75,000
Repurchase agreements’ maturities at December 31, 2024 were as follows:

December 31,
2024
(In thousands)
Under 90 days	$75,000

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following securities were sold under agreements to repurchase at December 31, 2024:

	December 31, 2024
Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(In thousands)
FNMA and FHLMC Certificates	$81,409	$75,000	$80,968	5.25%
There were no repurchase agreements at March 31, 2025.
NOTE 12 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES
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
The following table presents the potential effect of rights of set-off associated with OFG’s recognized financial assets and liabilities at December 31, 2024:

December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Liabilities Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Provided	Net Amount
	(In thousands)
Securities sold under agreements to repurchase	$75,000	$—	$75,000	$80,968	$—	$(5,968)
There were no repurchase agreements at March 31, 2025.
NOTE 13 — INCOME TAXES
OFG is subject to the provisions of the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”). The PR Code imposes a maximum statutory corporate tax rate of 37.5%. OFG has operations in the mainland U.S. through its wholly owned subsidiaries OFG Ventures and OFG USA, which is a direct subsidiary of the Bank, and has two branches in the USVI. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, OFG’s wholly owned subsidiary, OFG Reinsurance Ltd., is tax exempt in Grand Cayman.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of March 31, 2025, OFG’s net deferred tax assets, net of a valuation allowance of $4.5 million, amounted to $6.3 million; and the net deferred tax liability, net of valuation allowance of $532 thousand, amounted to $44.2 million, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. As of December 31, 2024, OFG’s deferred tax asset, net of a valuation allowance of $4.7 million, amounted to $6.2 million; and net deferred tax liability, net of a valuation allowance of $694 thousand, amounted to $40.7 million, reflecting aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. The decrease in valuation allowance of $420 thousand was related to OFG’s operations at the holding company level and USVI operations. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2025. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate lower than the statutory rate for the quarters ended March 31, 2025 and 2024 of 23.3% and 26.8%, respectively, the decrease is mainly related to investment subject to preferential tax treatment under the PR Code, a discrete tax windfall on stock options, and release of unrecognized tax benefits during the current period.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At March 31, 2025, the amount of unrecognized tax benefits was zero (December 31, 2024 - $1.0 million). The amount of unrecognized tax benefits was reduced as a result of the expiration of the statue of limitations during the first quarter of 2025.
Income tax expense for the quarters ended March 31, 2025 and 2024 was $13.9 million and $18.2 million, respectively.
NOTE 14 — REGULATORY CAPITAL REQUIREMENTS
Regulatory Capital Requirements
OFG (on a consolidated basis) and the Bank are subject to various risk-based capital standards (“Basel III capital rules”) administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on OFG’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, OFG and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. OFG and the Bank have elected to exclude accumulated comprehensive income (loss) related to both available for sale securities and derivative valuations from Common Equity Tier 1 Capital.
As of March 31, 2025 and December 31, 2024, OFG and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2025 and December 31, 2024, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG’s and the Bank’s actual capital amounts and ratios as of March 31, 2025 and December 31, 2024 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of March 31, 2025
Total capital to risk-weighted assets	$1,373,004	15.53%	$928,519	10.50%	$884,304	10.00%
Tier 1 capital to risk-weighted assets	$1,261,662	14.27%	$751,659	8.50%	$707,443	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,261,662	14.27%	$619,013	7.00%	$574,798	6.50%
Tier 1 capital to average total assets	$1,261,662	10.83%	$466,161	4.00%	$582,701	5.00%
As of December 31, 2024
Total capital to risk-weighted assets	$1,367,692	15.52%	$925,305	10.50%	$881,242	10.00%
Tier 1 capital to risk-weighted assets	$1,256,906	14.26%	$749,056	8.50%	$704,994	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,256,906	14.26%	$616,870	7.00%	$572,807	6.50%
Tier 1 capital to average total assets	$1,256,906	10.93%	$460,138	4.00%	$575,172	5.00%

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2025
Total capital to risk-weighted assets	$1,247,671	14.21%	$921,938	10.50%	$878,036	10.00%
Tier 1 capital to risk-weighted assets	$1,137,103	12.95%	$746,330	8.50%	$702,429	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,137,103	12.95%	$614,625	7.00%	$570,723	6.50%
Tier 1 capital to average total assets	$1,137,103	9.84%	$462,436	4.00%	$578,045	5.00%
As of December 31, 2024
Total capital to risk-weighted assets	$1,301,684	14.86%	$919,781	10.50%	$875,982	10.00%
Tier 1 capital to risk-weighted assets	$1,191,547	13.60%	$744,585	8.50%	$700,786	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,191,547	13.60%	$613,187	7.00%	$569,388	6.50%
Tier 1 capital to average total assets	$1,191,547	10.45%	$456,144	4.00%	$570,179	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 15 – STOCKHOLDERS’ EQUITY
Common Stock
At both March 31, 2025 and December 31, 2024, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both March 31, 2025 and December 31, 2024, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At March 31, 2025 and December 31, 2024, the Bank’s legal surplus amounted to $173.9 million and $169.5 million, respectively. During the quarters ended March 31, 2025 and 2024, OFG transferred $4.4 million and $4.8 million, respectively, to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In October 2024, the Board of Directors approved a new $50.0 million stock repurchase program, in addition to the $50 million stock repurchase program approved in January 2024. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
During the quarter ended March 31, 2025, OFG repurchased 582,399 shares for a total of $23.4 million at an average price of $40.17 per share. There were no repurchases of stock during the quarter ended March 31, 2024.
At March 31, 2025, the estimated remaining number of shares that may be purchased under the $50.0 million programs is 157,017 and was calculated by dividing the remaining balance of $6.3 million by $40.02 (closing price of OFG’s common stock at March 31, 2025).
OFG did not repurchase any shares of its common stock during the quarters ended March 31, 2025 and 2024 other than through its publicly announced stock repurchase programs.
The activity in connection with common shares held in treasury by OFG for the quarters ended March 31, 2025 and 2024 is set forth below:

	Quarter Ended March 31,
	2025		2024
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	14,444,965	$296,991	12,820,078	$228,350
Common shares used upon lapse of restricted stock units and options	(66,476)	544	(151,415)	(1,454)
Common shares repurchased as part of the stock repurchase programs	582,399	23,392	—	—
End of period	14,960,888	$320,927	12,668,663	$226,896

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of March 31, 2025 and December 31, 2024 consisted of:

	March 31,	December 31,
	2025	2024
	(In thousands)
Unrealized loss on securities available-for-sale	$(67,817)	$(105,930)
Income tax effect of unrealized loss on securities available-for-sale	9,816	16,091
Net unrealized loss on securities available-for-sale	(58,001)	(89,839)
Accumulated other comprehensive loss, net of income taxes	$(58,001)	$(89,839)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for the quarters ended March 31, 2025 and 2024:

Quarter Ended March 31, 2025

Net unrealized loss on securities available-for-sale
(In thousands)
Beginning balance	$(89,839)
Other comprehensive income before reclassifications	31,836
Amounts reclassified out of accumulated other comprehensive loss	2
Other comprehensive income	31,838
Ending balance	$(58,001)

Quarter Ended March 31, 2024

Net unrealized loss on securities available-for-sale
(In thousands)
Beginning balance	$(67,013)
Other comprehensive loss before reclassifications	(14,711)
Amounts reclassified out of accumulated other comprehensive loss	(7)
Other comprehensive loss	(14,718)
Ending balance	$(81,731)
`
The following table presents reclassifications out of accumulated other comprehensive loss for March 31, 2025 and 2024:

	Amount reclassified out of accumulated other comprehensive loss Quarter Ended March 31,		Affected Line Item in Consolidated Statement of Operations
	2025	2024
	(In thousands)
Available-for-sale securities:
Loss on sale of investments	—	(7)	Net loss on sale of securities
Tax effect from changes in tax rates	2	—	Income tax expense
	$2	$(7)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 17 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters ended March 31, 2025 and 2024 is as follows:

	Quarter Ended March 31,
	2025	2024
	(In thousands, except per share data)
Income available to common shareholders	$45,572	$49,692

Average common shares outstanding	45,295	47,096
Effect of dilutive securities:
Average potential common shares-options	214	247
Total weighted average common shares outstanding and equivalents	45,509	47,343
Earnings per common share - basic	$1.01	$1.06
Earnings per common share - diluted	$1.00	$1.05
For the quarters ended March 31, 2025 and 2024 weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to 98 and zero, respectively.
During the quarter ended March 31, 2025, OFG increased its quarterly common stock cash dividend to $0.30 per share from $0.25 per share at December 31, 2024.
NOTE 18 – GUARANTEES
At both March 31, 2025 and December 31, 2024, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $25.3 million.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to FHLMC’s, GNMA’s, and FNMA’s residential mortgage loan sales and securitization programs. At March 31, 2025 and December 31, 2024, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under the residential mortgage loan sales programs was $88.8 million and $90.5 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At March 31, 2025, OFG's liability for estimated credit losses related to loans sold with credit recourse amounted to $220 thousand (December 31, 2024– $155 thousand).
The following table shows the changes in OFG’s liability for estimated losses from credit recourse agreements, included in the consolidated statements of financial condition during the quarters ended March 31, 2025 and 2024:

	Quarter Ended March 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$155	$102
Net recoveries (charge-offs/terminations)	65	(29)
Balance at end of period	$220	$73
The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default (“PD”) and loss severity. The PD represents the probability that a loan in good standing would become 120 days delinquent, in which case OFG is obligated to repurchase the loan.
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended March 31, 2025 and 2024, OFG repurchased $1 thousand and $134 thousand, respectively, in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools that are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended March 31, 2025, OFG repurchased $1.0 million (March 31, 2024- $1.0 million) of unpaid principal balance in mortgage loans, excluding mortgage sold subject to such credit recourse provision. At March 31, 2025 and December 31, 2024, OFG had a $388 thousand and $562 thousand liability, respectively, for the estimated credit losses related to these loans.
During the quarters ended March 31, 2025 and 2024, OFG recognized $66 thousand in losses and $28 thousand in gains, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $15 thousand and $109 thousand in gains, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At March 31, 2025, OFG serviced $5.6 billion (December 31, 2024 - $5.6 billion) in mortgage loans for third parties, including subserviced mortgage loans. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA or VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At March 31, 2025, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $4.8 million (December 31, 2024 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Credit-related financial instruments at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
	(In thousands)
Commitments to extend credit	$1,338,010	$1,360,351
Commercial letters of credit	2,308	1,096
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
At March 31, 2025 and December 31, 2024, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2025 and December 31, 2024, is as follows:

	March 31,	December 31,
	2025	2024
	(In thousands)
Standby letters of credit and financial guarantees	$25,321	$25,321
Loans sold with recourse	88,764	90,464
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
At March 31, 2025 and December 31, 2024, the ACL for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $925 thousand and $878 thousand, respectively, and is included in other liabilities in the statement of financial condition.
At March 31, 2025 and December 31, 2024, OFG maintained other non-credit commitments amounting to $14.2 million and $14.6 million, respectively, primarily for the acquisition of equity securities. In addition, as OFG continues to transform with a focus on simplification and building a culture of excellence and customer service, OFG continues to invest in technology that drive its strategy, namely digital, data analytics, cloud migration, cyber security, and sales and service capabilities. At March 31, 2025 and December 31, 2024, OFG had commitments for capital expenditures in technology amounting to $3.8 million and $953 thousand, respectively.

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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At March 31, 2025 and December 31, 2024, accrued liability for legal contingencies amounted to $620 thousand and $407 thousand, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. OFG also has an accrued liability for potential losses, operational errors, loss on theft not covered by insurance premiums, uncollectible receivables, among other transactions, amounting to $64 thousand at both March 31, 2025 and December 31, 2024.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Operating Lease Cost

	Quarter Ended March 31,		Statement of Operations
	2025	2024	Classification
	(In thousands)
Lease costs	$2,240	$2,653	Occupancy and equipment
Variable lease costs	382	411	Occupancy and equipment
Short-term lease costs	100	50	Occupancy and equipment
Lease income	(13)	(22)	Occupancy and equipment
Total lease costs	$2,709	$3,092
Operating Lease Assets and Liabilities

	March 31,	December 31,	Statement of Financial Condition
	2025	2024	Classification
	(In thousands)
Right-of-use assets	$18,663	$19,197	Operating lease right-of-use assets
Lease Liabilities	$20,795	$21,388	Operating leases liabilities

	March 31,	December 31,
	2025	2024
	(In thousands)
Weighted-average remaining lease term	4.7 years	4.8 years
Weighted-average discount rate	7.6%	7.6%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2025 were as follows:

Minimum Rent
As of March 31, 2025	(In thousands)
2025	$5,536
2026	5,747
2027	4,696
2028	3,448
2029	1,872
Thereafter	3,533
Total lease payments	$24,832
Less imputed interest	4,037
Present value of lease liabilities	$20,795
OFG, as lessor, leases and subleases real property to tenants under operating leases. As of March 31, 2025, no material lease concessions have been granted to tenants. As of March 31, 2025, OFG, as lessee, has not requested any lease concessions.

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
Investment securities
The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC) (“ICE”). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2, depending on the basis for determining fair value. At March 31, 2025, there was one security held-to-maturity, carried at amortized cost with no ACL established, classified as Level 3.
Servicing assets
Servicing assets do not trade in an active market with readily observable prices. Servicing assets are priced using a discounted cash flow (“DCF”) model. The valuation model considers servicing fees, portfolio characteristics, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, cost to service, and other economic factors. Due to the unobservable nature of certain valuation inputs, the servicing rights are classified as Level 3.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	March 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,384	$2,413,953	$—	$2,415,337
Trading securities	—	19	—	19
Money market investments	7,107	—	—	7,107
Servicing assets	—	—	69,238	69,238
	$8,491	$2,413,972	$69,238	$2,491,701
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$5,602	$5,602
Foreclosed real estate	—	—	4,271	4,271
Other repossessed assets	—	—	6,656	6,656
Mortgage loans held for sale	—	—	12,439	12,439
Other loans held for sale	—	—	4,362	4,362
	$—	$—	$33,330	$33,330

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,150	$2,337,055	$—	$2,338,205
Trading securities	—	18	—	18
Money market investments	6,670	—	—	6,670
Servicing assets	—	—	70,435	70,435
	$7,820	$2,337,073	$70,435	$2,415,328
Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$6,877	$6,877
Foreclosed real estate	—	—	4,002	4,002
Other repossessed assets	—	—	6,595	6,595
Mortgage loans held for sale	—	—	13,286	13,286
Other loans held for sale	$—	$—	$4,446	4,446
	$—	$—	$35,206	$35,206
The fair value information included in the tables above for non-recurring fair value measurements is not as of period-end. Instead, it is as of the date that the fair value measurement was recorded closest to March 31, 2025 and December 31, 2024, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2025 and 2024:
Level 3 Instruments Only

	Quarter Ended March 31,
	2025	2024
	Servicing Assets
	(In thousands)
Balance at beginning of period	$70,435	$49,520
New instruments acquired	659	527
Principal repayments and amortization	(1,262)	(920)
Gains included in earnings	(594)	426
Balance at end of period	$69,238	$49,553
Servicing assets gains included in earnings during the quarters ended March 31, 2025 and 2024 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 7– Servicing Assets.
There were no liabilities measured at fair value on a recurring basis and non-recurring basis at March 31, 2025 and December 31, 2024. The table below presents quantitative information for all assets measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)
Servicing assets	$69,238	Cash flow valuation	Constant prepayment rate	1.30% - 18.14%	5.92%
			Discount rate	10.00% - 15.50%	11.61%

Collateral dependent loans	$5,602	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	20.09%

Foreclosed real estate	$4,271	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	13.26%

Other repossessed assets	$6,656	Fair value of property or collateral	Estimated net realizable value less disposition costs	40.00% - 69.00%	50.48%

Mortgage loans held for sale	$12,439	Market prices	Pricing and execution whole loan	93.61% - 102.41%	97.63%

Other loans held for sale	$4,362	Bids or sales contract prices	Estimated market value	103.16% - 103.16%	103.16%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$70,435	Cash flow valuation	Constant prepayment rate	1.09% - 15.28%	5.83%
			Discount rate	10.00% - 15.50%	11.61%

Collateral dependent loans	$6,877	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	18.14%

Foreclosed real estate	$4,002	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	13.16%

Other repossessed assets	$6,595	Fair value of property or collateral	Estimated net realizable value less disposition costs	37.00% - 69.00%	54.73%

Mortgage loans held for sale	$13,286	Fair value of property	Estimated net realizable value	89.38% - 101.38%	95.01%

Other loans held for sale	$4,446	Bids or sales contract prices	Estimated market value	101.21% - 101.21%	101.21%
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair value and carrying value of OFG’s financial instruments at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$710,600	$710,600	$591,137	$591,137
Investment securities available-for-sale	$1,384	$1,384	$1,150	$1,150
Level 2
Financial Assets:
Trading securities	$19	$19	$18	$18
Investment securities available-for-sale	$2,413,953	$2,413,953	$2,337,055	$2,337,055
Investment securities held-to-maturity	$232,958	$286,824	$232,152	$292,158
Federal Home Loan Bank (FHLB) stock	$17,755	$17,755	$24,280	$24,280
Equity securities	$31,030	$31,030	$30,616	$30,616
Level 3
Financial Assets:
Investment securities held-to-maturity	$35,018	$35,000	$35,022	$35,000
Total loans, net (including loans held-for-sale)	$7,620,944	$7,688,271	$7,567,075	$7,633,831
Accrued interest receivable	$70,029	$70,029	$71,667	$71,667
Servicing assets	$69,238	$69,238	$70,435	$70,435
Accounts receivable and other assets	$64,296	$64,296	$70,191	$70,191
Financial Liabilities:
Deposits	$9,964,612	$9,922,969	$9,625,803	$9,604,786
Securities sold under agreements to repurchase	$—	$—	$75,226	$75,222
Advances from FHLB	$255,318	$255,642	$324,510	$325,952
Accrued expenses and other liabilities	$154,998	$154,998	$146,771	$146,771

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2025 and December 31, 2024:
•Cash and cash equivalents (including money market investments), accrued interest receivable, accounts receivable and other assets, and accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.
•Investments in FHLB stock are valued at their redemption value.
•The fair value of investment securities, including trading securities, is based on quoted market prices, when available, or prices provided by contracted pricing providers or by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the AFICA bond in other debt securities held-to-maturity is determined by using a detailed DCF valuation model to calculate the present value of projected future cash flows. The credit losses are recorded using the ACL methodology. This involves comparing the amortized cost of the securities with the fair value of the expected future cash flows. Several assumptions requiring a high degree of judgment include the selection of market discount rates, the determination of current credit spread, and the estimation of both the PD and loss given default rates. Equity securities do not have readily available fair values and are measured at cost, less any impairment.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters ended March 31, 2025 and 2024:

	Quarter Ended March 31,
	2025	2024
	(In thousands)
Banking service revenues:
Electronic banking fees	$12,384	$13,690
Checking accounts fees	2,165	2,167
Savings accounts fees	297	308
Credit life commissions	24	4
Branch service commissions	327	346
Servicing and other loan fees	562	568
International fees	214	172
Miscellaneous income	8	4
Total banking service revenues	$15,981	$17,259

Wealth management revenue:
Insurance income	$3,907	$3,774
Broker fees	2,415	2,091
Trust fees	2,133	2,242
Total wealth management revenue	$8,455	$8,107

Mortgage banking activities:
Net servicing fees	$3,749	$3,951
Net gains on sale of mortgage loans and valuation	1,070	653
Net (loss) gain on repurchased loans and other	(43)	89
Total mortgage banking activities	$4,776	$4,693
Total banking and financial service revenues	$29,212	$30,059
OFG recognizes the revenue from banking services, wealth management and mortgage banking based on the nature and timing of revenue streams from contracts with customers:
Banking Service Revenues
Electronic banking fees are credit and debit card processing services, fees for using the Bank’s ATMs by non-customers, debit card interchange income, and service charges on deposit accounts. Revenue is recorded once the contracted service has been provided. In July 1, 2024, the Durbin Amendment became applicable to the Bank as a result of crossing the $10 billion asset threshold in December 31, 2023, which imposes limits on what banks may charge for debit card interchange fees.
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

The accounting policies of the segments are the same as those referred to in Note 1 – “Summary of Significant Accounting Policies” of our 2024 Form 10-K. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. Financial results are presented, to the extent practicable, as if each business operated on a standalone basis, and includes expense allocations for corporate services used by the business segments, disclosed as intersegment expenses. Significant expense categories identified by management are disclosed for all segments, even though it may not be significant to a particular segment.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2025 and 2024:

	Quarter Ended March 31, 2025
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$155,027	$5	$35,433	$190,465	$(1,243)	$189,222
Interest expense	(34,530)	—	(6,864)	(41,394)	1,243	(40,151)
Net interest income	120,497	5	28,569	149,071	—	149,071
(Provision for) recapture of credit losses	(25,690)	—	2	(25,688)	—	(25,688)
Non-interest income, net	20,700	8,817	—	29,517	—	29,517
Non-interest expenses [1]:
Compensation and employee benefits	(36,786)	(2,871)	(275)	(39,932)	—	(39,932)
Occupancy, equipment and infrastructure costs	(9,540)	(178)	(16)	(9,734)	—	(9,734)
Depreciation and amortization of premises and equipment	(5,068)	(13)	(5)	(5,086)	—	(5,086)
Electronic banking charges	(9,670)	—	—	(9,670)	—	(9,670)
Information technology expenses	(6,238)	(55)	6	(6,287)	—	(6,287)
Professional and service fees	(4,423)	(642)	(53)	(5,118)	—	(5,118)
Loan servicing and clearing expenses	(1,576)	(590)	(68)	(2,234)	—	(2,234)
Amortization of other intangible assets	(288)	—	—	(288)	—	(288)
Intersegment expenses	830	(520)	(310)	—	—	—
Other [2]	(14,600)	(373)	(130)	(15,103)	—	(15,103)
Total non-interest expense	(87,359)	(5,242)	(851)	(93,452)	—	(93,452)
Income before income taxes	$28,148	$3,580	$27,720	$59,448	$—	$59,448
Income tax expense	(13,808)	(17)	(51)	(13,876)	—	(13,876)
Net income	$14,340	$3,563	$27,669	$45,572	$—	$45,572
Total assets	$9,567,669	$37,647	$3,350,980	$12,956,296	$(1,227,039)	$11,729,257
Expenditures for long-lived assets	$4,349	$1	$—	$4,350	$—	$4,350

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

[2] Other non-interest expenses include:
Banking: Taxes, other than payroll and income taxes; insurance; advertising; data communication and systems; printing, postage, stationary and supplies; communication; travels, meals and training; credit related expenses; director and investor relations; loss on sale of foreclosed real estate and other repossessed properties; losses and operational errors, among other business expenses.
Wealth Management: Reinsurance incurred net losses; taxes, other than payroll and income taxes; advertising; insurance; data communication and systems, among other business expenses.
Treasury: Data communication and systems; taxes, other than payroll and income taxes; insurance, among other business expenses.
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $279.6 million and $301.4 million at March 31, 2025 and 2024, respectively, to fund Oriental Overseas operations is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year period was mainly as a result of higher interest rate.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2024
	Banking		Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$150,995		$9	$33,497	$184,501	$(1,075)	$183,426
Interest expense	(35,849)		—	(4,550)	(40,399)	1,075	(39,324)
Net interest income	115,146		9	28,947	144,102	—	144,102
(Provision for) recapture of credit losses, net	(15,225)		—	104	(15,121)	—	(15,121)
Non-interest income, net	23,065		7,375	(92)	30,348	—	30,348
Non-interest expenses [1]:
Compensation and employee benefits	(37,285)		(2,270)	(261)	(39,816)	—	(39,816)
Occupancy, equipment and infrastructure costs	(8,835)		(168)	(33)	(9,036)	—	(9,036)
Depreciation and amortization of premises and equipment	(5,276)		(5)	(5)	(5,286)	—	(5,286)
Electronic banking charges	(10,366)		—	—	(10,366)	—	(10,366)
Information technology expenses	(6,556)		(47)	—	(6,603)	—	(6,603)
Professional and service fees	(3,260)		(679)	(65)	(4,004)	—	(4,004)
Loan servicing and clearing expenses	(1,443)		(527)	(140)	(2,110)	—	(2,110)
Amortization of other intangibles assets	(346)		—	—	(346)	—	(346)
Intersegment expenses	424		(267)	(157)	—	—	—
Other [2]	(12,623)		(826)	(396)	(13,845)	—	(13,845)
Total non-interest expense	(85,566)		(4,789)	(1,057)	(91,412)	—	(91,412)
Income before income taxes	$37,420		$2,595	$27,902	$67,917	$—	$67,917
Income tax expense	(18,166)		(13)	(46)	(18,225)	—	(18,225)
Net income	$19,254		$2,582	$27,856	$49,692	$—	$49,692
Total assets	$9,132,772		$32,597	$3,144,241	$12,309,610	$(1,150,375)	$11,159,235
Expenditures for long-lived assets	$6,186	—	$—	$—	$6,186	$—	$6,186

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

[2] Other non-interest expenses include:
Banking: Taxes, other than payroll and income taxes; insurance; advertising; data communication and systems; printing, postage, stationary and supplies; travels, meals and training; credit related expenses; director and investor relations; loss on sale of foreclosed real estate and other repossessed properties; losses and operational errors, among other business expenses.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item I, “Financial Statements” of this quarterly report on Form 10-Q. This discussion and analysis section contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this quarterly report on Form 10-Q for the quarter ended March 31, 2025 and set forth in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), as supplemented and amended by any subsequent quarterly reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Other factors not identified above, including those described under the headings in our 2024 Form 10-K and any subsequent quarterly reports on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements.

INTRODUCTION

OFG is a publicly-owned financial holding company that provides a wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, investment advisory and securities brokerage services, as well as corporate trust services. It operates through three business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG conducts its business through its main office in San Juan, Puerto Rico, forty-two branches in Puerto Rico and two branches in the U.S. Virgin Islands (the “USVI”). It has five subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services, Oriental Insurance, OIB and OBPEF; two subsidiaries in the United States, OFG USA and OFG Ventures; and one subsidiary in the Cayman Islands, OFG Reinsurance. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuously improving our already effective asset-liability management, growing non-interest revenue from banking and financial services, as well as achieving greater operating efficiencies.

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

RECENT DEVELOPMENTS
Capital Actions
In January 2025, OFG announced that its Board of Directors approved the increase of its regular quarterly cash dividend to $0.30 per common share from $0.25 per share, beginning in the quarter ended March 31, 2025.
Furthermore, during the quarter ended March 31, 2025, OFG repurchased 582,399 shares for a total of $23.4 million at an average price of $40.17 per share of its current open-ended $50.0 million stock repurchase program. At March 31, 2025, the estimated remaining number of shares that may be purchased under the $50.0 million programs is 157,017 and was calculated by dividing the remaining balance of $6.3 million by $40.02 (closing price of OFG’s common stock at March 31, 2025).
Subsequently, on April 30, 2025, the Board of Directors approved a new $100 million stock repurchase program. This new, open-ended program is in addition to the previous stock repurchase program approved by the Board of Directors in October 2024.
Economic Conditions
We believe that Puerto Rico's economy continues to show resilience. Wages, employment, and business environment remains positive. Although the inflow of federal stimulus and reconstruction funds for infrastructure rebuilding has stimulated the local economy, it may decline as a result of proposed significant reductions in federal spending. Therefore, OFG is closely monitoring the increasing global economic and geopolitical uncertainties, including the potential impact of cuts to federal funds for Puerto Rico, which could impact local economic conditions and our business and operational results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2024 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2024 Form 10-K, we identified the Allowance for Credit Losses related to loans collectively evaluated for impairment as a critical accounting policy and estimate because it involves significant estimation uncertainty that has or is reasonably likely to have a material impact on our financial condition or results of operations.

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. There have been no material changes in the methods that we used to formulate these critical accounting estimates from those discussed in our 2024 Form 10-K.
FINANCIAL HIGHLIGHTS

We believe that the quarter ended March 31, 2025, reflected a strong start to the year with solid overall performance, consistent financial results, and excellent operating execution. Highlights included customer and deposit growth, and improved consumer credit. As part of OFG's Digital First strategy, OFG is the first among Puerto Rico banks to launch an Omnichannel online and mobile app for a truly seamless experience, Smart Banking insights to help customers better manage their finances, and Apple Pay for fast and easy credit and debit transactions. While OFG's strategic investment in technology is driving innovation, its investment in people is building strong customer relationships through OFG's island-wide network.
During the quarter ended March 31, 2025, OFG also repurchased $23.4 million of common shares and increased the dividend on its common stock by 20%. The increase in capital return was supported by its earnings and elevated capital levels, with a CET1 ratio at 14.3%. We believe that at this time, Puerto Rico’s economy continues to be stable, benefiting from public and private investment, but we are closely monitoring increased global economic and geopolitical uncertainties. OFG's balance sheet provides us with a strong foundation during volatile or challenging times.
First Quarter of 2025:
Earnings per share diluted was $1.00 compared to $1.09 in the fourth quarter of 2024 and $1.05 in the first quarter of 2024. Net income of $45.6 million compared to $50.3 million in the fourth quarter of 2025 and $49.7 million in the first quarter of 2024.

Performance metrics: Net interest margin of 5.42%, return on average assets of 1.56%, return on average tangible common stockholders’ equity of 15.28%, and efficiency ratio of 52.42%.

Total Interest Income of $189.2 million compared to $190.2 million in the fourth quarter of 2024 and $183.4 million in the first quarter of 2024. Compared to the fourth quarter of 2024, the first quarter of 2025 decreased $0.9 million, reflecting two fewer business days, which negatively affected interest income by approximately $3.0 million, partially offset by higher balances and yields on investment securities and higher loan balances.
Total Interest Expense of $40.2 million compared to $41.0 million in the fourth quarter of 2024 and $39.3 million in the first quarter of 2024. Compared to the fourth quarter of 2024, the first quarter of 2025 decreased $0.9 million, primarily reflecting two fewer business days. Higher average balances of core deposits at a lower rate were partially offset by higher average balances of borrowings and brokered deposits.
Total Banking and Financial Service Revenues of $29.2 million compared to $32.8 million in the fourth quarter of 2024 and $30.1 million in the first quarter of 2024. The fourth quarter of 2024 included $4.8 million combined in annual insurance fees and favorable MSR valuation. Excluding those items, the first quarter of 2025 total banking and financial services revenues increased.
Pre-Provision Net Revenues of $85.1 million compared to $83.0 million in the fourth quarter of 2024 and $83.0 million in the first quarter of 2024.
Total Provision for Credit Losses of $25.7 million compared to $30.2 million in the fourth quarter of 2024 and $15.1 million in the first quarter of 2024. The first quarter of 2025 primarily reflected $17.4 million for increased loan volume, $4.8 million for a specific reserve for three commercial loans, and $3.5 million to reflect auto current loss given default trends post pandemic.
Credit Quality: Net charge-offs (“NCOs”) of $20.4 million (1.05% of average loans) compared to $15.9 million (0.82%) in the fourth quarter of 2024 and $19.8 million (1.05%) in the first quarter of 2024. The first quarter of 2025 included a $2.9 million partial charge-off of a previously reserved commercial US loan, while the fourth quarter of 2024 included $2.6 million in recoveries from the sale of previously fully charged-off auto and consumer loans. The early and total delinquency rates in the first quarter of 2025 improved to 2.19% and 3.49%, respectively, reflecting seasonal trends. The nonperforming loan rate was 1.11%.
Total Non-Interest Expense of $93.5 million compared to $99.7 million in the fourth quarter of 2024 and $91.4 million in the first quarter of 2024. Compared to the fourth quarter of 2024, the first quarter of 2025 compensation reflected $1.6 million in seasonal FICA expenses and merit raises, while general and administrative declined $2.0 million, reflecting a $3.1 million volume incentive payment from a business partner, partially offset by $1.2 million for increased electronic banking fee volume and other related costs. The fourth quarter of 2024 included $4.8 million in early retirement, rightsizing and performance incentives.
Income Tax Expense of $13.9 million compared to $2.4 million in the fourth quarter of 2024 and $18.2 million in the first quarter of 2024. The effective tax rate in the first quarter of 2025 was 23.34%, reflecting an anticipated rate of 26.14% for the year and the benefit of $1.7 million in discrete items.
Loans Held for Investment of $7.85 billion compared to $7.79 billion in the fourth quarter of 2024 and $7.54 billion in the first quarter of 2024. Compared to the fourth quarter of 2024, the first quarter of 2025 loans increased 0.8%, reflecting growth in auto, commercial US, commercial PR, and consumer loans, partially offset by a decline in residential mortgage loans. Loans increased 4.15% year-over-year.
New Loan Production of $558.9 million compared to $609.0 million in the fourth quarter of 2024 and $536.6 million in the first quarter of 2024. Compared to the fourth quarter of 2024, the first quarter of 2025 reflected seasonal declines in Puerto Rico lending, partially offset by increases in U.S. commercial lending.
Total Investments of $2.79 billion compared to $2.72 billion in the fourth quarter of 2024 and $2.48 billion in the first quarter of 2024. The first quarter of 2025 reflected purchases of $100 million of mortgage-backed securities yielding 5.40%, partially offset by MBS repayments.
Customer Deposits of $9.76 billion increased $308.4 million from $9.45 billion in the fourth quarter of 2024 and $211.5 million from $9.55 billion in the first quarter of 2024. Compared to the fourth quarter of 2024, the first quarter of 2025 reflected increases in demand, savings and time deposits, from commercial, government, and retail accounts.
Total Borrowings and Brokered Deposits of $421.5 million compared to $557.2 million in the fourth quarter of 2024 and $203.3 million in the first quarter of 2024. The first quarter of 2025 reflected the maturity of $145 million in repurchase agreement funding and Federal Home Loan Bank advances. Separately, a two-year $200 million FHLB advance was renewed at 4.14% compared to the previous rate of 4.52%.
Cash and Cash Equivalents of $710.6 million compared to $591.1 million in the fourth quarter of 2024 and $754.4 million in the first quarter of 2024.
Capital: CET1 ratio was 14.27% compared to 14.26% in the fourth quarter of 2024 and 14.45% in the first quarter of 2024. Tangible Common Equity ratio was 10.30% compared to 10.13% in the fourth quarter of 2024 and 10.06% in the first quarter of 2024. Tangible Book Value per share was $26.66 compared to $25.43 in the fourth quarter of 2024 and $23.55 in the first quarter of 2024.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended March 31,
	2025	2024	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$189,222	$183,426	3.2%
Interest expense	40,151	39,324	2.1%
Net interest income	149,071	144,102	3.4%
Provision for credit losses	25,688	15,121	69.9%
Net interest income after provision for credit losses	123,383	128,981	(4.3)%
Non-interest income	29,517	30,348	(2.7)%
Non-interest expenses	93,452	91,412	2.2%
Income before taxes	59,448	67,917	(12.5)%
Income tax expense	13,876	18,225	(23.9)%
Net income available to common shareholders	$45,572	$49,692	(8.3)%
PER SHARE DATA:
EPS Basic	$1.01	$1.06	(4.7)%
EPS Diluted	$1.00	$1.05	(4.8)%
Average common shares outstanding	45,295	47,096	(3.8)%
Average common shares outstanding and equivalents	45,509	47,343	(3.9)%
Cash dividends declared per common share	$0.30	0.25	20.0%
Cash dividends declared on common shares	$11,173	11,796	(5.3)%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.56%	1.77%	(11.9)%
Return on average tangible common stockholders’ equity (non-GAAP, see Table 17)	15.28%	17.92%	(14.7)%
Return on average common equity (ROE)	14.12%	16.38%	(13.8)%
Efficiency ratio	52.42%	52.49%	(0.1)%
Interest rate spread	5.27%	5.26%	0.2%
Interest rate margin	5.42%	5.40%	0.4%

	March 31,	December 31,
	2025	2024
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,785,965	$2,720,277
Loans, net	7,688,271	7,633,831
Total investments and loans	$10,474,236	$10,354,108
Deposits and borrowings
Deposits	$9,922,969	$9,604,786
Securities sold under agreements to repurchase	—	75,222
Advances from FHLB and other borrowings	255,642	325,952
Total deposits and borrowings	$10,178,611	$10,005,960
Stockholders’ equity
Common stock	59,885	59,885
Additional paid-in capital	638,475	639,786
Legal surplus	173,905	169,537
Retained earnings	802,024	771,993
Treasury stock, at cost	(320,927)	(296,991)
Accumulated other comprehensive loss	(58,001)	(89,839)
Total stockholders’ equity	$1,295,361	$1,254,371
Per share data
Book value per common share	$28.83	$27.60
Tangible book value per common share (non-GAAP, see Table 17)	$26.66	$25.43
Market price	$40.02	$42.32
Capital ratios
Leverage capital	10.83%	10.93%
Common equity Tier 1 capital	14.27%	14.26%
Tier 1 risk-based capital	14.27%	14.26%
Total risk-based capital	15.53%	15.52%
Financial assets managed
Trust assets managed	$2,246,182	$2,262,446
Broker-dealer assets managed	2,335,238	2,246,884
Total assets managed	$4,581,420	$4,509,330

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2025 and 2024.
TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024

	Interest		Average rate		Average balance
	March 31,		March 31,		March 31,
	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
A - TAX-EQUIVALENT SPREAD (Non-GAAP)
Interest-earning assets	$189,222	$183,426	6.88%	6.87%	$11,152,184	$10,739,590
Tax-equivalent adjustment	3,587	4,109	0.13%	0.15%	—	—
Interest-earning assets - tax- equivalent (1)	192,809	187,535	7.01%	7.02%	11,152,184	10,739,590
Interest-bearing liabilities	40,151	39,324	1.61%	1.61%	10,140,667	9,812,300
Tax-equivalent net interest income / spread	152,658	148,211	5.40%	5.41%	1,011,517	927,290
Tax-equivalent interest rate margin			5.53%	5.56%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	29,498	25,836	4.25%	3.98%	2,774,102	2,597,542
Interest bearing cash and money market investments	6,316	7,996	4.32%	5.36%	593,325	600,291
Total investments	35,814	33,832	4.31%	4.26%	3,367,427	3,197,833
Non-PCD loans
Mortgage	8,123	8,229	5.65%	5.56%	575,556	591,621
Commercial	55,227	57,235	7.43%	7.96%	3,021,629	2,925,082
Consumer	19,787	18,623	11.58%	11.48%	692,890	652,220
Auto	54,553	48,885	8.60%	8.52%	2,574,105	2,307,125
Total Non-PCD loans	137,690	132,972	8.14%	8.26%	6,864,180	6,476,048
PCD loans
Mortgage	12,939	14,426	6.24%	6.27%	829,405	919,660
Commercial	2,745	2,120	12.17%	5.89%	90,215	143,888
Consumer	23	18	13.37%	11.53%	673	623
Auto	11	58	15.13%	15.22%	284	1,538
Total PCD loans	15,718	16,622	6.83%	6.24%	920,577	1,065,709
Total loans (2)	153,408	149,594	7.99%	7.98%	7,784,757	7,541,757
Total interest-earning assets	189,222	183,426	6.88%	6.87%	11,152,184	10,739,590

	Interest		Average rate		Average balance
	March 31,		March 31,		March 31,
	2025	2024	2025	2024	2025	2024
Interest-bearing liabilities:
Deposits:
NOW Accounts	14,897	20,516	1.89%	2.38%	3,193,088	3,472,852
Savings and money market	5,028	4,417	0.97%	0.87%	2,093,431	2,042,865
Time deposits	13,777	9,924	3.11%	2.70%	1,795,517	1,480,753
	33,702	34,857	1.93%	2.00%	7,082,036	6,996,470
Brokered deposits	1,647	803	4.22%	5.50%	158,222	58,737
	35,349	35,660	1.99%	2.03%	7,240,258	7,055,207
Non-interest bearing deposits	—	—	—	—	2,541,743	2,536,320
Fair value premium and core deposit intangible amortizations	943	1,132	—%	—%	—	—
Total deposits	36,292	36,792	1.50%	1.54%	9,782,001	9,591,527
Borrowings:
Securities sold under agreements to repurchase	710	—	4.53%	—%	63,531	—
Advances from FHLB and other borrowings	3,149	2,532	4.33%	4.61%	295,135	220,773
Total borrowings	3,859	2,532	4.36%	4.61%	358,666	220,773
Total interest-bearing liabilities	40,151	39,324	1.61%	1.61%	10,140,667	9,812,300
Net interest income / spread	$149,071	$144,102	5.27%	5.26%
Interest rate margin			5.42%	5.40%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,011,517	$927,290
Average interest-earning assets to average interest-bearing liabilities ratio					109.97%	109.45%
(1) To provide meaningful comparisons of interest income, yields, and net interest margins, we calculate interest income on a taxable-equivalent basis. This involves adjusting the interest income from tax-exempt assets to be equivalent to taxable investments. Note that this adjustment is not permitted under GAAP in the unaudited consolidated statements of operations.
(2) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$1,630	$2,032	$3,662
Interest bearing cash and money market investments	(95)	(1,585)	(1,680)
Loans	5,588	(1,774)	3,814
Total interest income	7,123	(1,327)	5,796
Interest Expense:
NOW Accounts	(1,540)	(4,079)	(5,619)
Savings and money market	110	501	611
Time deposits	2,774	1,079	3,853
Brokered deposits	1,073	(229)	844
Fair value premium and core deposit intangible amortizations	—	(189)	(189)
Securities sold under agreements to repurchase	355	355	710
Advances from FHLB and other borrowings	801	(184)	617
Total interest expense	3,573	(2,746)	827
Net Interest Income	$3,550	$1,419	$4,969

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
Comparison of quarters ended March 31, 2025 and 2024
Net interest income of $149.1 million increased $5.0 million from $144.1 million. Tax equivalent basis net interest income of $152.7 million increased $4.5 million, or 3.0%, from $148.2 million.
Interest rate spread increased 1 basis points to 5.27% from 5.26% and net interest margin increased 2 basis points to 5.42% from 5.40%. This reflects an increase of 1 basis point in the total average yield of interest-earning assets.
Net interest income was positively impacted by:
•A $3.8 million increase in interest income from loans, primarily driven by: (i) higher interest income of $5.6 million from auto loans, mainly due to an increase in the average balance of this portfolio by $265.7 million from new loans originated; and (ii) higher interest income of $1.2 million from consumer loans, mainly due to an increase in the average balance of this portfolio by $40.7 million. These increases were partially offset by lower interest income of: (i) $1.4 million from commercial loans, reflecting the repricing of variable rate loans at lower market rates; and (ii) $1.6 million from residential mortgage loans, reflecting a decrease in the average balance of this portfolio by $106.3 million, mainly from regular paydowns and the securitization and sale of conforming loans; and
•A $3.7 million increase in interest income from investments securities, primarily due to the acquisition of higher-yield investment securities. It reflects higher yield by 27 basis points, which contributed to an increase in interest income of approximately $2.0 million and higher average volume of $176.6 million, resulting in an increase in interest income of approximately $1.6 million.
These increases were offset by lower interest income on interest bearing cash and money market investments of $1.7 million, reflecting lower market rates, and higher interest expense of $900 thousand from interest paid on borrowings of $1.3 million reflecting FHLB advances and securities under agreements to repurchase taken during 2024, offset by lower interest on deposits of $0.5 million due to lower average cost of total deposits of 4 basis point.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2025	2024	Variance %
	(In thousands)
Banking service revenue	$15,981	$17,259	(7.4)%
Wealth management revenue	8,455	8,107	4.3%
Mortgage banking activities	4,776	4,693	1.8%
Total banking and financial service revenue	29,212	30,059	(2.8)%
Net loss on sale of securities	—	(7)	(100.0)%
Other non-interest income	305	296	3.0%
Total non-interest income	$29,517	$30,348	(2.7)%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains or losses on sales of assets.
Comparison of quarters ended March 31, 2025 and 2024
OFG recorded non-interest income, net, in the amount of $29.5 million, compared to $30.3 million, a decrease of 2.7%, or $831 thousand. The decrease in non-interest income was mainly due to the net effect of:
•A $1.3 million decrease in banking service revenues mainly driven by reduced interchange fees due to the implementation of Durbin Amendment that took effect in July 1, 2024, partially offset by an increase in: (i) merchant income of $431 thousand from higher volume of transactions, and (ii) a merchant business sponsorship commissions payment of $188 thousand received during the current quarter;
•A $348 thousand increase in wealth management revenues, mainly due to: (i) higher revenues from investment advisory services of $191 thousand, and (ii) higher insurance income by $133 thousand, reflecting increases in annuities and insurance policies; and
•A $83 thousand increase in mortgage banking activities, as a result of: (i) $1.1 million higher servicing fees driven by the purchase of a servicing portfolio in late 2024, (ii) $339 thousand favorable valuation of held-for-sale mortgage portfolio, and (iii) $78 thousand higher gain on securitization and sales of mortgage loans; partially offset by (i) a $1.2 million decrease in MSR valuation, and (ii) $160 thousand higher losses in repurchased loans.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2025	2024	Variance %
	(In thousands)
Compensation and employee benefits	$39,932	$39,816	0.3%
Occupancy, equipment and infrastructure costs	14,820	14,322	3.5%
Electronic banking charges	9,670	10,366	-6.7%
Information technology expenses	6,287	6,603	-4.8%
Professional and service fees	5,118	4,004	27.8%
Taxes, other than payroll and income taxes	3,726	3,243	14.9%
Insurance	2,766	2,676	3.4%
Loan servicing and clearing expenses	2,234	2,110	5.9%
Advertising, business promotion, and strategic initiatives	2,617	2,379	10.0%
Communication	1,120	1,081	3.6%
Printing, postage, stationery and supplies	1,147	959	19.6%
Foreclosed real estate and other repossessed assets expenses, net of income	1,028	668	53.9%
Other	2,987	3,185	-6.2%
Total non-interest expenses	$93,452	$91,412	2.2%
Relevant ratios and data:
Efficiency ratio	52.42%	52.49%
Compensation and benefits to non-interest expense	42.73%	43.56%
Compensation to average total assets owned	1.37%	1.42%
Number of employees end of period	2,223	2,230
Average number of employees	2,232	2,232
Average compensation per employee (in thousands)	$71.56	$71.37
Average loans per average employee	$3,488	$3,379
Comparison of quarters ended March 31, 2025 and 2024
Non-interest expense was $93.5 million, representing an increase of 2.2% or $2.0 million, compared to $91.4 million. The increase in non-interest expense was mainly due to:
•Increase of $1.1 million in professional and service fees reflecting higher compliance-related expenses;
•Increase of $498 thousand in occupancy, equipment and infrastructure costs, mainly due to higher infrastructure costs of $994 thousand, offset by lower lease expense of $413 thousand;
•Increase of $483 thousand in taxes, other than payroll and income taxes, mainly related to higher municipal taxes; and
•Increase of $360 thousand in foreclosed real estate and other repossessed assets expenses, net of income, due to lower gain on sale of foreclosed real estate from lower volume of properties sold.
These increases were partially offset by a decrease of $696 thousand in electronic banking charges, reflecting a $3.1 million volume incentive payment from a business partner, partially offset by $1.2 million for increased electronic banking fee volume and other related costs.
The efficiency ratio was 52.42% compared to 52.49%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that were excluded from the adjusted efficiency ratio computation for the quarters ended March 31, 2025 and 2024 amounted to $305 thousand and $289 thousand, respectively.

Provision for Credit Losses
Comparison of quarters ended March 31, 2025 and 2024
Provision for credit losses increased by $10.6 million to $25.7 million from $15.1 million. The provision for credit losses for the quarter ended March 31, 2025, reflected adjustments of $17.4 million related to loan volume, $4.8 million in specific reserves and $3.5 million to reflect auto current loss given default trends post pandemic. The provision for credit losses for the quarter ended March 31, 2024, reflected adjustments of $15.1 million related to loan volume and $1.7 million as a result of the strategic sale of a performing U.S. commercial loan, partially offset by $1.7 million related to a reduction in specific reserves for payments received on substantially reserved U.S. commercial loans.
Income Tax Expense
Comparison of quarters ended March 31, 2025 and 2024
Income tax expense for the quarter ended March 31, 2025 decreased by $4.3 million to $13.9 million from $18.2 million. OFG maintained an effective tax rate lower than the statutory rate for the quarters ended March 31, 2025 and 2024 of 23.3% and 26.8%, respectively. The decrease is mainly related to investment subject to preferential tax treatment under the PR Code, a discrete tax windfall on stock options, and release of unrecognized tax benefits during the current period.
Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on net income. OFG’s methodology for allocating expenses for corporate services among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2025 and 2024.

TABLE 4 - BUSINESS SEGMENTS
	Quarter Ended March 31, 2025
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$155,027	$5	$35,433	$190,465	$(1,243)	$189,222
Interest expense	(34,530)	—	(6,864)	(41,394)	1,243	(40,151)
Net interest income	120,497	5	28,569	149,071	—	149,071
(Provision for) recapture of credit losses	(25,690)	—	2	(25,688)	—	(25,688)
Non-interest income, net	20,700	8,817	—	29,517	—	29,517
Non-interest expenses:
Compensation and employee benefits	(36,786)	(2,871)	(275)	(39,932)	—	(39,932)
Occupancy, equipment and infrastructure costs	(9,540)	(178)	(16)	(9,734)	—	(9,734)
Depreciation and amortization of premises and equipment	(5,068)	(13)	(5)	(5,086)	—	(5,086)
Electronic banking charges	(9,670)	—	—	(9,670)	—	(9,670)
Information technology expenses	(6,238)	(55)	6	(6,287)	—	(6,287)
Professional and service fees	(4,423)	(642)	(53)	(5,118)	—	(5,118)
Loan servicing and clearing expenses	(1,576)	(590)	(68)	(2,234)	—	(2,234)
Amortization of other intangible assets	(288)	—	—	(288)	—	(288)
Intersegment expenses	830	(520)	(310)	—	—	—
Other	(14,600)	(373)	(130)	(15,103)	—	(15,103)
Total non-interest expense	(87,359)	(5,242)	(851)	(93,452)	—	(93,452)
Income before income taxes	$28,148	$3,580	$27,720	$59,448	$—	$59,448
Income tax expense	(13,808)	(17)	(51)	(13,876)	—	(13,876)
Net income	$14,340	$3,563	$27,669	$45,572	$—	$45,572
Total assets	$9,567,669	$37,647	$3,350,980	$12,956,296	$(1,227,039)	$11,729,257

	Quarter Ended March 31, 2024
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$150,995	$9	$33,497	$184,501	$(1,075)	$183,426
Interest expense	(35,849)	—	(4,550)	(40,399)	1,075	(39,324)
Net interest income	115,146	9	28,947	144,102	—	144,102
(Provision for) recapture of credit losses, net	(15,225)	—	104	(15,121)	—	(15,121)
Non-interest income, net	23,065	7,375	(92)	30,348	—	30,348
Non-interest expenses:
Compensation and employee benefits	(37,285)	(2,270)	(261)	(39,816)	—	(39,816)
Occupancy, equipment and infrastructure costs	(8,835)	(168)	(33)	(9,036)	—	(9,036)
Depreciation and amortization of premises and equipment	(5,276)	(5)	(5)	(5,286)	—	(5,286)
Electronic banking charges	(10,366)	—	—	(10,366)	—	(10,366)
Information technology expenses	(6,556)	(47)	—	(6,603)	—	(6,603)
Professional and service fees	(3,260)	(679)	(65)	(4,004)	—	(4,004)
Loan servicing and clearing expenses	(1,443)	(527)	(140)	(2,110)	—	(2,110)
Amortization of other intangibles assets	(346)	—	—	(346)	—	(346)
Intersegment expenses	424	(267)	(157)	—	—	—
Other	(12,623)	(826)	(396)	(13,845)	—	(13,845)
Total non-interest expense	(85,566)	(4,789)	(1,057)	(91,412)	—	(91,412)
Income before income taxes	$37,420	$2,595	$27,902	$67,917	$—	$67,917
Income tax expense	(18,166)	(13)	(46)	(18,225)	—	(18,225)
Net income	$19,254	$2,582	$27,856	$49,692	$—	$49,692
Total assets	$9,132,772	$32,597	$3,144,241	$12,309,610	$(1,150,375)	$11,159,235
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $279.6 million and $301.4 million at March 31, 2025 and 2024, respectively, to fund Oriental Overseas operations is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year period was mainly as a result of higher interest rate.

Comparison of quarters ended March 31, 2025 and 2024
Banking
OFG’s banking segment net income before taxes decreased by $9.3 million from $37.4 million to $28.1 million, mainly due to:
•Increase of $10.5 million in provision for credit losses, mainly due to growth in loan balances; and
•Decrease of $2.4 million in non-interest income primarily related to reduced interchange fees due to the implementation of Durbin Amendment which took effect for the Bank in July 1, 2024.
The decrease in the banking segment’s net income before taxes was partially offset by:
•Increase of $4.0 million in interest income from loans, driven by increased yields on higher balances; and
•Decrease of $1.3 million in interest expense primarily related to a decrease of 4 basis points in the average cost of deposits.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage, and insurance and reinsurance activities. Net income before taxes from this segment increased from $2.6 million to $3.6 million, mainly from higher non interest income of $1.4 million, mainly related to higher broker-dealer fees from investment advisory service fees and mutual funds retailer fees, higher insurance income from annuities, partially offset by higher salaries and employee benefits of $601 thousand.
Treasury
Treasury segment net income before taxes decreased by $182 thousand. This reduction is mainly due to higher interest expense of $2.3 million, which includes $1.3 million from interest paid on borrowings and $844 thousand from brokered deposits. These expenses reflect FHLB advances, securities under agreements to repurchase and brokered deposits taken during 2024. This was partially offset by an increase in interest income of $1.9 million from the purchases of higher-yield investment securities.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At March 31, 2025, OFG’s total assets amounted to $11.729 billion, an increase of $228.6 million, when compared to $11.501 billion at December 31, 2024.
Cash and due from banks increased by $119.0 million to $703.5 million, reflecting higher deposit balances.
The investment portfolio increased by $65.7 million or 2.4% primarily driven by $100 million new available-for-sale mortgage-backed securities yielding 5.40%, and $19.2 million in mortgage loan securitization. These increases were offset by principal paydowns. OFG’s investment strategy focuses on liquidity and highly liquid securities, considering their investment and the current market environment.
OFG’s loan portfolio is comprised of Puerto Rico residential mortgage loans, consumer loans, auto loans, commercial loans secured by real estate, other commercial and industrial loans, and commercial US loans. At March 31, 2025, OFG’s net loan portfolio increased by $54.4 million or 0.7% reflecting increases in US and Puerto Rico commercial, auto and consumer loans, partially offset by portfolio run-off.
Financial Assets Managed
At March 31, 2025, OFG’s financial assets include those managed by OFG’s trust division and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts and manages retirement plans and custodian and corporate trust accounts. At March 31, 2025 and December 31, 2024, the total assets managed by OFG’s trust division amounted to $2.246 billion and $2.262 billion, respectively. The decrease of $16.3 million reflects changes in current market conditions. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2025, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.335 billion, compared to $2.247 billion at December 31, 2024. The increase of $88.4 million in broker-dealer related assets is mainly due to new customers accounts opened during the current quarter.
Goodwill
OFG’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG completes its annual goodwill impairment test as of October 31 of each year. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. During the quarter ended March 31, 2025, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at March 31, 2025.
As of both March 31, 2025 and December 31, 2024, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $100 thousand to the wealth management segment. Please refer to “Note 8 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance %
	2025	2024
	(In thousands)
Investments:
FNMA and FHLMC certificates	$2,258,182	$2,205,039	2.4%
US Treasury securities	1,384	1,150	20.3%
GNMA certificates	437,313	417,985	4.6%
Equity securities	48,785	54,896	-11.1%
CMOs issued by US government-sponsored agencies	4,749	5,639	(15.8)%
Other debt securities	35,533	35,550	0.0%
Trading securities	19	18	5.6%
Total investments	2,785,965	2,720,277	2.4%
Loans, net	7,688,271	7,633,831	0.7%
Total investments and loans	10,474,236	10,354,108	1.2%
Other assets:
Cash and due from banks	703,493	584,467	20.4%
Money market investments	7,107	6,670	6.6%
Foreclosed real estate	4,271	4,002	6.7%
Accrued interest receivable	70,029	71,667	(2.3)%
Deferred tax asset, net	6,299	6,248	0.8%
Premises and equipment, net	103,577	104,512	-0.9%
Servicing assets	69,238	70,435	-1.7%
Goodwill	84,241	84,241	0.0%
Other intangible assets	13,550	14,782	(8.3)%
Operating lease right-of-use assets	18,663	19,197	(2.8)%
Customers' liability on acceptances	35,269	31,526	11.9%
Other assets	139,284	148,879	(6.4)%
Total other assets	1,255,021	1,146,626	9.5%
Total assets	$11,729,257	$11,500,734	2.0%
Investment portfolio composition:
FNMA and FHLMC certificates	81.1%	81.1%
US Treasury securities	0.0%	0.0%
GNMA certificates	15.6%	15.4%
Equity securities	1.8%	2.0%
CMOs issued by US government-sponsored agencies	0.2%	0.2%
Other debt securities and trading securities	1.3%	1.3%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	March 31,	December 31,	Variance %
	2025	2024
	(In thousands)
Loans held for investment:
Commercial loans	$3,153,060	$3,103,091	1.6%
Mortgage loans	1,435,573	1,470,817	(2.4)%
Consumer loans	670,808	668,561	0.3%
Auto loans	2,593,203	2,549,493	1.7%
	7,852,644	7,791,962	0.8%
Allowance for credit losses	(181,174)	(175,863)	3.0%
Total loans held for investment, net	7,671,470	7,616,099	0.7%
Mortgage loans held for sale	12,439	13,286	(6.4)%
Other loans held for sale	4,362	4,446	(1.9)%
Total loans held for sale	16,801	17,732	(5.3)%
Total loans, net	$7,688,271	$7,633,831	0.7%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $7.688 billion at March 31, 2025, a 0.7% increase when compared to $7.634 billion at December 31, 2024. The composition and trends of OFG’s loans held-for-investment portfolio were as follows:
•Commercial loan portfolio amounted to $3.153 billion (40.2% of the gross loan portfolio) compared to $3.103 billion (39.8% of the gross loan portfolio) at December 31, 2024, a 1.6% increase as a result of originations and credit lines usage during the first quarter of 2025. Commercial loans secured by non-owner occupied commercial real estate amounted to $807.3 million and $796.9 million at March 31, 2025 and December 31, 2024, respectively, which represented 10.3% and 10.2% of our total gross loan portfolio held for investment. Commercial US loans amounted to $727.4 million and $704.1 million at March 31, 2025 and December 31, 2024, respectively, which represented 9.3% and 9.0% of our total gross loan portfolio held for investment.
Commercial loan production increased 8.7% or $17.7 million to $221.2 million in the quarter ended March 31, 2025 from $203.5 million in the prior year quarter, mainly in the commercial US loan portfolio. Commercial US loans activities include the purchase of middle market senior secured cash flow loan participations and the purchase of participations of loans to small and medium sized businesses. Excluding commercial US loans activities, commercial PR loan production decreased 12.4% to $163.2 million in the quarter ended March 31, 2025 from $186.4 million in the prior year quarter.
•Mortgage loan portfolio amounted to $1.436 billion (18.3% of the gross loan portfolio) compared to $1.471 billion (18.9% of the gross originated loan portfolio) at December 31, 2024, a 2.4% decrease resulting from regular paydowns of residential mortgages and securitization of conforming loans into mortgage-backed securities. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $44.7 million and $48.6 million at March 31, 2025 and December 31, 2024, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
Mortgage loan production totaled $37.0 million in the quarter ended March 31, 2025, which represents an increase of 15.0% from $32.2 million in the prior year quarter.
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

•Consumer loan portfolio amounted to $670.8 million (8.5% of the gross loan portfolio) compared to $668.6 million (8.6% of the gross loan portfolio) at December 31, 2024. Consumer loan production decreased by 1.1% or $732 thousand to $67.9 million in the quarter ended March 31, 2025 from $68.6 million in the prior year quarter.
•Auto loans portfolio amounted to $2.593 billion (33.0% of the gross loan portfolio) compared to $2.549 billion (32.7% of the gross originated loan portfolio) at December 31, 2024. Auto loans production increased by 0.3% or $583 thousand to $232.9 million in the quarter ended March 31, 2025 from $232.3 million in the prior year quarter.
TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS

March 31, 2025
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$87,285	$968	$11,250	$75,067
At March 31, 2025, OFG has $87.3 million of direct credit exposure to the Puerto Rico government, a $20.8 million increase from $66.4 million at December 31, 2024.
Allowance for Credit Losses
OFG measures its ACL based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets. Tables 8 through 11 set forth an analysis of activity in the ACL and present selected credit loss statistics for the quarters ended March 31, 2025 and 2024 and as of March 31, 2025 and December 31, 2024. In addition, Table 6 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report on Form 10-Q and “Note 5 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and ACL.
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 12 and 14). At March 31, 2025, OFG had $82.2 million of non-accrual loans held for investment, including $8.9 million PCD loans, compared to $78.0 million at December 31, 2024, reflecting an increase of $11.3 million in commercial loan portfolio and a seasonal decrease of $6.0 million, $725 thousand $347 thousand in auto, consumer and mortgage loan portfolios, respectively (see Table 13). There were no past due or non-accrual commercial loans held-for-sale as of March 31, 2025 and December 31, 2024.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of March 31, 2025 and December 31, 2024, the outstanding balance of these residential mortgage loans was $5.3 million and $5.0 million, respectively.
At March 31, 2025, OFG’s non-performing assets increased by 5.2% to $98.4 million (0.84% total assets) from $93.6 million (0.81% of total assets) at December 31, 2024, mainly from non-performing loans.
Foreclosed real estate increased from $4.0 million at December 31, 2024 to $4.3 million at March 31, 2025 and other repossessed assets increased from $6.6 million at December 31, 2024 to $6.7 million at March 31, 2025, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At March 31, 2025, the allowance coverage ratio to non-performing loans was 207.1% (211.9% at December 31, 2024).

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
The following items comprise non-performing loans held for investment, including non-PCD and PCDs:
Commercial loans - At March 31, 2025, OFG’s non-performing commercial loans amounted to $52.8 million (60.4% of OFG’s non-performing loans), a 27.1% increase from $41.6 million at December 31, 2024 (50.1% of OFG’s non-performing loans), mostly related to a $6.8 million PCD commercial loan and a $6.1 million Non-PCD commercial US loan. Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At March 31, 2025, OFG’s non-performing mortgage loans totaled $17.1 million (19.6% of OFG’s non-performing loans), a 0.1% decrease from $17.2 million (20.7% of OFG’s non-performing loans) at December 31, 2024. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At March 31, 2025, OFG’s non-performing consumer loans amounted to $3.5 million (4.0% of OFG’s non-performing loans), a 17.2% decrease from $4.2 million at December 31, 2024 (5.1% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans - At March 31, 2025, OFG’s non-performing auto loans amounted to $14.0 million (16.0% of OFG’s total non-performing loans), a 30.0% decrease from $20.1 million at December 31, 2024 (24.1% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days and fully written-off when payments are delinquent 180 days.
OFG has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-Conforming Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing OFG’s losses on non-performing mortgage loans.
The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, USDA Rural Development (RURAL), Puerto Rico Housing Finance Authority (PRHFA), conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to FNMA and FHLMC, and conventional loans retained by OFG. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and deed in lieu of foreclosure. The Non-Conforming Mortgage Loan Program is for non-conforming mortgages, including balloon payment, interest-only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-conforming mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA, VA, FNMA, or FHLMC, as applicable, and performing loans not meeting secondary market guidelines processed pursuant OFG’s current credit and underwriting guidelines. OFG achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.
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

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	March 31,	December 31,	Variance %
	2025	2024
	(In thousands)
ACL:
Non-PCD
Commercial loans	$45,452	$44,814	1.4%
Mortgage loans	5,922	6,395	(7.4)%
Consumer loans	32,236	31,818	1.3%
Auto loans	91,142	87,682	3.9%
Total ACL	$174,752	$170,709	2.4%

PCD
Commercial loans	$2,338	$622	275.9%
Mortgage loans	4,068	4,514	(9.9)%
Consumer loans	11	11	0.0%
Auto loans	5	7	(28.6)%
Total ACL	$6,422	$5,154	24.6%

ACL summary
Commercial loans	$47,790	$45,436	5.2%
Mortgage loans	9,990	$10,909	(8.4)%
Consumer loans	32,247	$31,829	1.3%
Auto loans	91,147	$87,689	3.9%
Total ACL	$181,174	$175,863	3.0%

ACL composition:
Commercial loans	26.4%	25.8%
Mortgage loans	5.5%	6.2%
Consumer loans	17.8%	18.1%
Auto loans	50.3%	49.9%
	100.0%	100.0%

ACL coverage ratio at end of period:
Commercial loans	1.52%	1.46%	4.1%
Mortgage loans	0.70%	0.74%	(5.4)%
Consumer loans	4.81%	4.76%	1.1%
Auto loans	3.51%	3.44%	2.0%
	2.31%	2.26%	2.2%

ACL coverage ratio to non-performing loans:
Commercial loans	90.5%	109.3%	(17.2)%
Mortgage loans	58.3%	63.5%	(8.2)%
Consumer loans	926.1%	756.6%	22.4%
Auto loans	649.1%	437.2%	48.5%
	207.1%	211.9%	(2.3)%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	March 31,		December 31,
	2025		2024
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
	(In thousands)		(In thousands)
Commercial loans	$47,790	40.2%	$45,436	39.8%
Mortgage loans	9,990	18.3%	10,909	18.9%
Consumer loans	32,247	8.5%	31,829	8.6%
Auto loans	91,147	33.0%	87,689	32.7%
Total	$181,174	100.0%	$175,863	100.0%
[1] Total loans in this table refers to total loans held for investment.
TABLE 10 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended March 31,
	2025	2024	Variance %
	(In thousands)
Balance at beginning of period	$175,863	$161,106	9.2%
Provision for credit losses	25,681	15,269	68.2%
Charge-offs	(29,498)	(27,671)	6.6%
Recoveries	9,128	7,859	16.1%
Balance at end of period	$181,174	$156,563	15.7%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS

	Quarter Ended March 31,
	2025	2024	Variance %
	(Dollars in thousands)
Non-PCD:
Mortgage loans
Charge-offs	$(23)	$(64)	(64.1)%
Recoveries	186	267	(30.3)%
Total	163	203	(19.7)%
Commercial PR
Charge-offs	$(112)	(3,567)	(96.9)%
Recoveries	152	52	192.3%
Total	40	(3,515)	(101.1)%
Commercial US
Charge-offs	$(2,918)	(1,749)	66.8%
Recoveries	—	—	—%
Total	(2,918)	(1,749)	66.8%
Consumer loans
Charge-offs	(8,252)	(7,981)	3.4%
Recoveries	725	693	4.6%
Total	(7,527)	(7,288)	3.3%
Auto loans
Charge-offs	(18,192)	(14,218)	28.0%
Recoveries	7,674	5,971	28.5%
Total	(10,518)	(8,247)	27.5%
PCD:
Mortgage loans
Charge-offs	$—	$(83)	(100.0)%
Recoveries	341	638	(46.6)%
Total	341	555	(38.6)%
Commercial PR
Charge-offs	—	—	—%
Recoveries	25	157	(84.1)%
Total	25	157	(84.1)%
Consumer loans
Charge-offs	—	—	—%
Recoveries	6	23	(73.9)%
Total	6	23	(73.9)%
Auto loans
Charge-offs	(1)	(9)	(88.9)%
Recoveries	19	58	(67.2)%
Total	18	49	(63.3)%

Total charge-offs	(29,498)	(27,671)	6.6%
Total recoveries	9,128	7,859	16.1%
Net credit losses	$(20,370)	$(19,812)	2.8%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Quarter Ended March 31,
	2025	2024	Variance %
	(Dollars in thousands)
Net credit losses (recoveries) to average loans outstanding:
Mortgage loans	(0.14)%	(0.20)%	(30.0)%
Commercial PR	(0.01)%	0.58%	(101.7)%
Commercial US	1.62%	0.92%	76.1%
Consumer loans	4.34%	4.45%	(2.5)%
Auto loans	1.63%	1.42%	14.8%
Total	1.05%	1.05%	—%
Recoveries to charge-offs	30.94%	28.40%	8.9%
Average Loans Held for Investment
Mortgage loans	$1,404,961	$1,511,281	(7.0)%
Commercial PR	2,392,006	2,312,561	3.4%
Commercial US	719,838	756,409	(4.8)%
Consumer loans	693,563	652,843	6.2%
Auto loans	2,574,389	2,308,663	11.5%
Total	$7,784,757	$7,541,757	3.2%
Net charge-offs for the quarter ended March 31, 2025 amounted to $20.4 million (1.05% of average loans), increasing by $558 thousand, when compared to $19.8 million (1.05% of average loans) in prior year quarter.
Net charge-offs variances were as follows:
•Residential mortgage loans net recoveries in the first quarter of 2025 amounted to $504 thousand, decreasing by $254 thousand when compared to net recoveries of $758 thousand in the first quarter of 2024.
•Commercial loans net charge-offs in the first quarter of 2025 amounted $2.9 million, decreasing by $2.3 million, when compared to $5.1 million in the first quarter of 2024. The first quarter of 2025 includes a $2.9 million partial charge-off from a previously reserved commercial US loan. The first quarter of 2024 includes $3.5 million from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans and a $1.7 million charge-off from a commercial US loan sold during the period.

•Consumer loans net charge-offs in the first quarter of 2025 amounted $7.5 million increasing by $256 thousand when compared to $7.3 million in the first quarter of 2024. The increase in net charge-offs in the first quarter of 2025 was mainly driven by an increase in business volume.

•Auto loans net charge-offs in the first quarter of 2025 amounted to $10.5 million, increasing by $2.3 million, when compared to $8.2 million in the first quarter of 2024, reflecting post-pandemic credit normalization. The increase in net charge-offs in the first quarter of 2025 was also impacted by an increase in business volume.

TABLE 12 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance %
	2025	2024
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$73,256	$75,098	(2.5)%
Accruing loans	5,328	5,005	6.5%
Total	$78,584	$80,103	(1.9)%
PCD	8,900	2,880	209.0%
Total non-performing loans	$87,484	$82,983	5.4%
Foreclosed real estate	4,271	4,002	6.7%
Other repossessed assets	6,656	6,595	0.9%
	$98,411	$93,580	5.2%
Non-performing assets to total assets	0.84%	0.81%	3.1%
Non-performing assets to total capital	7.60%	7.46%	1.8%
TABLE 13 — NON-ACCRUAL LOANS

	March 31,	December 31,	Variance %
	2025	2024
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial loans	$44,150	$38,913	13.5%
Mortgage loans	11,581	11,923	(2.9)%
Consumer loans	3,482	4,207	(17.2)%
Auto loans	14,043	20,055	(30.0)%
Total	$73,256	$75,098	(2.5)%
PCD
Commercial loans	$8,666	$2,641	228.1%
Mortgage loans	234	239	(2.1)%
Total	$8,900	$2,880	209.0%
Total non-accrual loans	$82,156	$77,978	5.4%
Non-accruals loans composition percentages:
Commercial loans	64.3%	53.3%
Mortgage loans	14.4%	15.6%
Consumer loans	4.2%	5.4%
Auto loans	17.1%	25.7%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.05%	1.00%	5.0%
Allowance for credit losses to non-accrual loans	220.52%	225.53%	(2.2)%

	Quarter Ended March 31,
	2025	2024
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$596	$408

TABLE 14 - NON-PERFORMING LOANS

	March 31,	December 31,	Variance %
	2025	2024
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial loans	$44,150	$38,913	13.5%
Mortgage loans	16,909	16,928	(0.1)%
Consumer loans	3,482	4,207	(17.2)%
Auto loans	14,043	20,055	(30.0)%
Total	$78,584	$80,103	(1.9)%
PCD
Commercial loans	$8,666	$2,641	228.1%
Mortgage loans	234	239	(2.1)%
Total	$8,900	$2,880	209.0%
Total non-performing loans	$87,484	$82,983	5.4%
Non-performing loans composition percentages:
Commercial loans	60.4%	50.1%
Mortgage loans	19.6%	20.7%
Consumer loans	4.0%	5.1%
Auto loans	16.0%	24.1%
	100.0%	100.0%
Non-performing loans to:
Total loans held for investment gross	1.11%	1.06%	4.7%
Total assets	0.75%	0.72%	4.2%
Total capital	6.75%	6.62%	2.0%
Non-performing loans with partial charge-offs to:
Total loans held for investment gross	0.19%	0.20%	(5.0)%
Non-performing loans	16.64%	18.41%	(9.6)%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	114.05%	109.79%	3.9%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	249.61%	259.75%	(3.9)%

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance %
	2025	2024
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,600,555	$2,493,859	4.3%
NOW accounts	3,240,783	3,133,467	3.4%
Savings accounts	2,107,613	2,064,909	2.1%
Time deposits	1,970,994	1,909,324	3.2%
Total deposits	9,919,945	9,601,559	3.3%
Accrued interest payable	3,024	3,227	(6.3)%
Total deposits and accrued interest payable	9,922,969	9,604,786	3.3%
Borrowings:
Securities sold under agreements to repurchase	—	75,222	100.0%
Advances from FHLB	255,642	325,952	-21.6%
Total borrowings	255,642	401,174	-36.30%
Total deposits and borrowings	10,178,611	10,005,960	1.7%
Other liabilities:
Acceptances executed and outstanding	35,269	31,526	11.9%
Operating lease liabilities	20,795	21,388	(2.8)%
Deferred tax liabilities, net	44,223	40,718	8.6%
Accrued expenses and other liabilities	154,998	146,771	5.6%
Total liabilities	$10,433,896	$10,246,363	1.8%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	26.2%	26.0%
NOW accounts	32.7%	32.6%
Savings accounts	21.2%	21.5%
Time deposits	19.9%	19.9%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	0.0%	18.8%
Advances from FHLB	100.0%	81.2%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$—	$75,000
Daily average outstanding balance	$75,235	$75,000
Maximum outstanding balance at any month-end	$75,371	$75,000

Liabilities and Funding Sources
As shown in Table 15 above, at March 31, 2025, OFG’s total liabilities were $10.434 billion, 1.8% higher than the $10.246 billion reported at December 31, 2024. Deposits and borrowings, OFG’s funding sources, amounted to $10.179 billion at March 31, 2025 compared to $10.006 billion at December 31, 2024. Deposits, excluding accrued interest payable, increased by $318.4 million or 3.3% reflecting increases in demand deposits of $214.0 million, time deposits of $61.7 million and savings and money market accounts of $42.7 million.

At March 31, 2025 and December 31, 2024, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.537 billion and $1.445 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.591 billion and $1.507 billion at March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, borrowings consist of long term FHLB advances amounting to $255.6 million. Borrowings decreased by $145.5 million or 36.3% from December 31, 2024, reflecting the maturity in FHLB advances and securities sold under agreements to repurchase during the quarter as part of OFG’s asset liability management strategies.
Stockholders’ Equity
At March 31, 2025, OFG’s total stockholders’ equity was $1.295 billion, a 3.3% increase when compared to $1.254 billion at December 31, 2024. This reflects an increase in retained earnings of $30.0 million and legal surplus of $4.4 million, mainly due to $45.6 million in net income, partially offset by $11.2 million in common stock dividends, and lower accumulated other comprehensive loss, net of tax, of $31.8 million from favorable market value adjustments in available-for-sale investment securities. These variances were partially offset by $23.9 million from higher treasury stock as a result of repurchases of common stock in the aggregate amount of $23.4 million during the quarter ended March 31, 2025 in connection with the $50 million stock buy back program announced in October 2024.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”). The current risk-based capital standards applicable to OFG and the Bank are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2025, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
On January 1, 2020, OFG implemented CECL using the modified retrospective approach, with an impact to capital of $25.5 million, net of its corresponding deferred tax effect. On March 27, 2020, in response to the Covid-19 pandemic, U.S. banking regulators issued an interim final rule that OFG adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e., a five-year transition period). During the two-year delay, OFG added back to common equity tier 1 (“CET1”) capital 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the ACL (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022 and ending in December 31, 2024, the quarterly transitional amounts along with the initial adoption impact of CECL were phased out of CET1 capital over the three-year period.
The risk-based capital ratios presented in Table 16 include CET1, tier 1 capital, total capital and leverage capital as of March 31, 2025 and December 31, 2024 and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets. The following are OFG’s consolidated capital, dividends, and stock data, including capital ratios under the Basel III capital rules at March 31, 2025 and December 31, 2024:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	March 31,	December 31,	Variance
	2025	2024	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,295,361	$1,254,371	3.3%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.27%	14.26%	0.1%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	—%
Actual common equity tier 1 capital	$1,261,662	1,256,906	0.4%
Minimum common equity tier 1 capital required	$397,937	396,559	0.3%
Minimum capital conservation buffer required (2.5%)	$221,076	220,311	0.3%
Excess over regulatory requirement	$642,649	640,036	0.4%
Risk-weighted assets	$8,843,043	8,812,422	0.3%
Tier 1 risk-based capital ratio	14.27%	14.26%	0.1%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	—%
Actual tier 1 risk-based capital	$1,261,662	$1,256,906	0.4%
Minimum tier 1 risk-based capital required	$530,583	$528,745	0.3%
Minimum capital conservation buffer required (2.5%)	$221,076	220,311	0.3%
Excess over regulatory requirement	$510,003	$507,850	0.4%
Risk-weighted assets	$8,843,043	$8,812,422	0.3%
Total risk-based capital ratio	15.53%	15.52%	0.1%
Minimum total risk-based capital ratio required	8.00%	8.00%	—%
Actual total risk-based capital	$1,373,004	$1,367,692	0.4%
Minimum total risk-based capital required	$707,443	$704,994	0.3%
Minimum capital conservation buffer required (2.5%)	$221,076	220,311	0.3%
Excess over regulatory requirement	$444,485	$442,387	0.5%
Risk-weighted assets	$8,843,043	$8,812,422	0.3%
Leverage capital ratio	10.83%	10.93%	(0.9)%
Minimum leverage capital ratio required	4.00%	4.00%	—%
Actual tier 1 capital	$1,261,662	$1,256,906	0.4%
Minimum tier 1 capital required	$466,161	$460,138	1.3%
Excess over regulatory requirement	$795,501	$796,768	(0.2)%
Tangible common equity to total assets	10.21%	10.05%	1.6%
Tangible common equity to risk-weighted assets	13.54%	13.11%	3.3%
Total equity to total assets	11.04%	10.91%	1.2%
Total equity to risk-weighted assets	14.65%	14.23%	3.0%
Stock data:
Outstanding common shares	44,924,346	45,440,269	(1.1)%
Book value per common share	$28.83	$27.60	4.5%
Tangible book value per common share	$26.66	$25.43	4.8%
Market price at end of period	$40.02	$42.32	(5.4)%
Market capitalization at end of period	$1,797,872	$1,923,032	(6.5)%

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	March 31,	December 31,	Variance
	2025	2024	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,261,662	$1,256,906	0.4%
Tier 1 capital	1,261,662	1,256,906	0.4%
Additional Tier 2 capital	111,342	110,786	0.5%
Total risk-based capital	$1,373,004	$1,367,692	0.4%
Risk-weighted assets:
Balance sheet items	$8,282,896	$8,215,743	0.8%
Off-balance sheet items	560,147	596,679	(6.1)%
Total risk-weighted assets	$8,843,043	$8,812,422	0.3%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	14.27%	14.26%	0.1%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.27%	14.26%	0.1%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.53%	15.52%	0.1%
Leverage ratio (minimum required - 4%)	10.83%	10.93%	(0.9)%
From December 31, 2024 to March 31, 2025, leverage capital ratio decreased from 10.93% to 10.83%, tier 1 risk-based capital ratio and common equity tier 1 capital ratio increased from 14.26% to 14.27%, and total risk-based capital ratio increased from 15.52% to 15.53%. The increases in regulatory capital ratios reflected an increase in regulatory capital of $4.8 million, partially offset by an increase in risk-weighted assets of $30.6 million. Regulatory capital increased mainly due to net income, net of dividends, offset by CECL transition deduction elimination and treasury stock repurchases. Risk-weighted assets increased mainly due to an increase in loans, investment securities, and other assets.

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2025 and December 31, 2024:

	March 31,	December 31,	Variance
	2025	2024	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.95%	13.60%	(4.8)%
Actual common equity tier 1 capital	$1,137,103	$1,191,547	(4.6)%
Minimum capital requirement (4.5%)	$395,116	$394,192	0.2%
Minimum capital conservation buffer requirement (2.5%)	$219,509	$218,995	0.2%
Minimum to be well capitalized (6.5%)	$570,723	$569,388	0.2%
Tier 1 Capital to Risk-Weighted Assets	12.95%	13.60%	(4.8)%
Actual tier 1 risk-based capital	$1,137,103	$1,191,547	(4.6)%
Minimum capital requirement (6%)	$526,821	$525,589	0.2%
Minimum capital conservation buffer requirement (2.5%)	$219,509	$218,995	0.2%
Minimum to be well capitalized (8%)	$702,429	$700,786	0.2%
Total Capital to Risk-Weighted Assets	14.21%	14.86%	(4.4)%
Actual total risk-based capital	$1,247,671	$1,301,684	(4.1)%
Minimum capital requirement (8%)	$702,429	$700,786	0.2%
Minimum capital conservation buffer requirement (2.5%)	$219,509	$218,995	0.2%
Minimum to be well capitalized (10%)	$878,036	$875,982	0.2%
Total Tier 1 Capital to Average Total Assets	9.84%	10.45%	(5.8)%
Actual tier 1 capital	$1,137,103	$1,191,547	(4.6)%
Minimum capital requirement (4%)	$462,436	$456,144	1.4%
Minimum to be well capitalized (5%)	$578,045	$570,179	1.4%

Non-GAAP financial measures
OFG reports certain financial measures that are not in accordance with GAAP. These non-GAAP financial measures are provided as supplemental information to the financial measures in this report that are calculated and presented in accordance with GAAP.
TABLE 17 — RECONCILIATION OF TANGIBLE COMMON EQUITY AND TANGIBLE ASSETS
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,295,361	$1,254,371
Goodwill	(84,241)	(84,241)
Other intangible assets	(13,550)	(14,782)
Total tangible common equity (non-GAAP)	$1,197,570	$1,155,348
Total assets	$11,729,257	11,500,734
Goodwill	(84,241)	(84,241)
Core deposit intangible	(10,377)	(11,320)
Customer relationship intangible	(3,173)	(3,462)
Total tangible assets (non-GAAP)	$11,631,466	$11,401,711
Tangible common equity to tangible assets (non-GAAP)	10.30%	10.13%
Common shares outstanding at end of period	44,924,346	45,440,269
Tangible book value per common share (non-GAAP)	$26.66	$27.10

	March 31,	December 31,
	2025	2024
	(In thousands)
Average stockholders’ equity	$1,290,888	$1,255,872
Average intangible assets	(98,229)	(101,764)
Average tangible common equity (non-GAAP)	$1,192,659	$1,154,108
Average return on tangible common equity (Non-GAAP)	15.28%	17.17%
* Averages are calculated on a year-to-date basis.
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

Tangible common equity to tangible total assets increased from 10.13% to 10.30%, reflecting an increase in retained earnings from net income, net of dividends and stock repurchases.
OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. At March 31, 2025 and December 31, 2024, OFG’s market capitalization for its outstanding common stock was $1.798 billion ($40.02 per share) and $1.923 billion ($42.32 per share), respectively. The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2025
March 31, 2025	$44.74	$38.85	$0.30
2024
December 31, 2024	$46.72	$38.97	$0.25
September 30, 2024	$46.84	$36.77	$0.25
June 30, 2024	$38.16	$33.37	$0.25
March 31, 2024	$38.51	$34.78	$0.25
2023
December 31, 2023	$38.29	$28.67	$0.22
September 30, 2023	$33.82	$26.14	$0.22
June 30, 2023	$27.80	$22.80	$0.22
March 31, 2023	$30.42	$24.37	$0.22
In October 2024, OFG announced that its Board of Directors approved a $50.0 million stock repurchase program, in addition to the $50 million stock repurchase program approved in January 2024. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
OFG did not repurchase any shares of its common stock during the March 31, 2025 and 2024 other than through its publicly announced stock repurchase programs.
At March 31, 2025, the estimated remaining number of shares that may be purchased under the both programs is 157,017 and was calculated by dividing the remaining balance of $6.3 million by $40.02 (closing price of OFG’s common stock at March 31, 2025).
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

Certain factors, such as the potential impact of changes in market interest rates, inflation trends, trade and supply chain disruptions, a possible recession, global economic policies and conflicts, and other economic factors, including periods of increased global economic and geopolitical uncertainties, could impact market conditions.

We believe that our market risk management practices have allowed us to effectively manage the market volatility over time. We believe that our clients are confident in the resiliency and strong position of the Bank. We also believe that OFG has strong capital and liquidity levels that facilitate holding investment securities until the recovery of their amortized cost basis.

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
OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. The following table presents the results of the simulations for the most likely scenarios at March 31, 2025. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$8,474	1.36%	$3,506	0.56%
+ 100 Basis points	$16,830	2.71%	$7,075	1.14%
+ 200 Basis points	$33,659	5.42%	$14,235	2.29%
- 50 Basis points	$(9,392)	(1.51)%	$(3,740)	(0.60)%
'-100 Basis points	$(18,245)	(2.94)%	$(7,488)	(1.21)%
'-200 Basis points	$(37,043)	(5.96)%	$(15,788)	(2.54)%
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

Credit Risk
Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for OFG is its lending activities. In Puerto Rico, OFG’s principal market, we believe that recent macroeconomic conditions continue generally positive. However, as demonstrated by hurricanes and earthquakes in the past, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. The effects of climate change may further increase the risk of natural disasters in the future and the correlative risk that the physical impact of such events could adversely affect our customers, operations, and business. Moreover, the Puerto Rico government’s fiscal challenges and Puerto Rico’s unique relationship with the United States, coupled with recent changes in the U.S. trade policy and proposed significant reduction in federal spending, also affect the local economy and complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing OFG’s loans may suffer significant damages.
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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an isolated inflow of liquidity resulting in a total of $1.537 billion and $1.445 billion deposits from the Puerto Rico government and its instrumentalities as of March 31, 2025 and December 31, 2024, respectively. OFG is not relying on these deposits as part its long-term funding management strategies, even though these funds could remain in the Bank for a longer period. Deposit volumes as well as the customer deposit base, excluding the Puerto Rico government deposits, have increased. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources, such as repurchase agreements and brokered deposits. At March 31, 2025, OFG had $165.8 million brokered deposits and no repurchase agreements. At December 31, 2024, OFG had $156.1 million brokered deposits and $75.0 million in repurchase agreements.
In the ordinary course of OFG’s operations, it has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels.
Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, decreased to $1.338 billion at March 31, 2025 ($197.8 million with maturity of one year or less and $1.140 billion with maturity over one year) compared to $1.360 billion at December 31, 2024 ($157.3 million with maturity of one year or less and $1.203 billion with maturity over one year) as a result of consumption of commercial lines of credit. Standby letters of credit provided to customers amounted to $25.3 million at both March 31, 2025 and December 31, 2024. Loans sold with recourse at March 31, 2025 and December 31, 2024 amounted to $88.8 million and $90.5 million, respectively.
In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government-sponsored entity (FNMA). At March 31, 2025, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $4.8 million (December 31, 2024 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds.
At March 31, 2025 and December 31, 2024, OFG maintained other non-credit commitments amounting to $14.2 million and $14.6 million, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are integrated at our long-term financial plan and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At March 31, 2025 and December 31, 2024, OFG had commitments for capital expenditures in technology amounting to $3.8 million and $1.0 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.

OFG expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. Our liquidity risk management practices have allowed us to effectively manage the market volatility in the past, as with the Covid-19 pandemic and the disruption in the banking industry caused by certain high-profile bank failures in 2023. Liquidity has grown from the federal stimulus programs Puerto Rico has received following Hurricane Maria in 2017, the January 2020 earthquakes, the Covid-19 pandemic, and Hurricane Fiona in 2022. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. Given the current climate of economic uncertainty resulting from inflation, geopolitical events, and new U.S. mainland economic and trading policies, we continuously monitor our liquidity position, specifically cash on hand. with the goal to ensure that we meet customer demands.
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
As of March 31, 2025, OFG had approximately $710.6 million in unrestricted cash and cash equivalents, $1.170 billion in investment securities that are not pledged as collateral, $435.9 million in borrowing capacity at the FHLB and a secured line of credit through the FRB discount window with $2.832 billion in loans pledged (borrowing capacity $2.124 billion).

Operational Risk
Operational risk is the risk of loss from inadequate or failed internal processes, personnel and systems or from external events. All functions, products and services of OFG are susceptible to operational risk.
OFG faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products and services. Coupled with external influences such as the risk of natural disasters, market conditions, security risks, and legal risks, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, OFG has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these policies and procedures is to provide reasonable assurance that OFG’s business operations are functioning within established limits. OFG also maintains a cybersecurity risk management framework in place to assess, identify and manage risks from cybersecurity threats. Refer to “Item 1C. Cybersecurity” in our 2024 Form 10-K for further discussion on OFG’s cybersecurity risk management framework.
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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

Our 2024 Form 10-K describes market, credit, geopolitical, and business operations risk factors that could affect our businesses, results of operations or financial condition. On April 2, 2025, the U.S. government announced a significant shift in trade policy that include imposing 10% universal tariffs on imported products from all countries and higher country-specific tariffs on nations with significant trade deficits. In addition, any proposed federal spending cuts by the U.S. government could pose a material risk to the local economy given Puerto Rico government’s reliance on federal funding for several agencies or programs. As these conditions and circumstances have evolved subsequent to our 2024 Form 10-K filing, the following supplements the risk factors described in our 2024 Form 10-K.

Adverse developments in federal trade policy and the phasing-out of federal emergency and stimulus funds may impact OFG’s business and stock price.

Recent shifts in trade policy may have a significant negative impact on the local, U.S. and global economies, including supply chain disruption and price inflation. Periods of increased global economic and geopolitical uncertainties caused by changes in U.S. trade policy have resulted in considerable volatility in the trading markets and may increase the risk of a recession. In addition, proposed significant reductions in federal spending, including cuts to programs and funding streams, could impact the federal emergency and stimulus funds that are vital to Puerto Rico’s economy. Many of Puerto Rico’s government programs and services are supported by these funds and their phase-out could adversely impact Puerto Rico’s economy. As a financial institution with its main operations in Puerto Rico, OFG is exposed to the potential negative effects of the phase-out of these federal funds and the uncertainty it creates in the local economy These uncertainties may also lead to heightened credit risks, reduced economic activity, and limited growth opportunities, thereby potentially adversely impacting our financial performance. Furthermore, these developments have adversely impacted, and could continue to adversely impact, the market price of OFG’s common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2024, the Board of Directors approved a new $50.0 million stock repurchase program, in addition to the $50 million stock repurchase program approved in January 2024. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended March 31, 2025, OFG repurchased 582,399 shares for a total of $23.4 million at an average price of $40.17 per share.
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended March 31, 2025, excluding the month of February during which no shares were repurchased as part of the stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
1/1/2025 - 1/31/2025	47,156	$43.02	47,156	$27,648
3/1/2025 - 3/31/2025	535,243	39.91	535,243	6,284
Total	582,399	$40.17	582,399	$6,284
The estimated remaining number of shares that may be purchased under the $50.0 million programs is 157,017 and was calculated by dividing the remaining balance of $6.3 million by $40.02 (closing price of OFG’s common stock at March 31, 2025). OFG did not repurchase any shares of its common stock during the quarter ended March 31, 2025 other than through its publicly announced stock repurchase programs.
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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: May 8, 2025
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: May 8, 2025
Maritza Arizmendi Díaz Chief Financial Officer