Form 10-Q
period 2025-06-30
OFG BANCORP
filed 2025-08-07
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
44,519,175 common shares ($1.00 par value per share) outstanding as of July 31, 2025

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
•determinations in the court-supervised debt-restructuring process for the Puerto Rico Electric Power Authority (“PREPA”) under Title III of PROMESA, as well as the ability to successfully implement any court-approved plan of adjustment for PREPA or any other Puerto Rico government instrumentality or public corporation;
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

•the impact of changes in federal economic policies, including the spending and tax cuts arising under the recently enacted One Big Beautiful Bill Act, as well as their effect on the U.S. and Puerto Rico economies;
•changes in federal bank regulatory and supervisory policies, including with respect to required levels of capital;
•the relative strength or weakness of the commercial and consumer credit sectors and the real estate market in Puerto Rico;
•the performance of the stock and bond markets;
•competition in the financial services industry; and
•possible additional legislative, tax or regulatory changes.

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision for credit losses expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products or services in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; risk of impairment of investment securities, goodwill, other intangible assets or deferred tax assets; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; OFG’s ability to grow its core businesses; decisions to downsize, sell or close units or otherwise change OFG’s business mix; and management’s ability to identify and manage these and other risks.
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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30,	December 31,
	2025	2024
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$844,492	$584,467
Money market investments	7,306	6,670
Total cash and cash equivalents	851,798	591,137
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2024 - $163)	18	18
Investment securities available-for-sale, at fair value, with amortized cost of $2,465,673 (December 31, 2024 - $2,444,135); no allowance for credit losses	2,408,874	2,338,205
Investment securities held-to-maturity, at amortized cost, with fair value of $264,729 (December 31, 2024 - $267,174); no allowance for credit losses	316,186	327,158
Equity securities	59,556	54,896
Total investments	2,784,634	2,720,277
Loans:
Loans held-for-sale, at lower of cost or fair value	18,952	17,732
Loans held-for-investment, net of allowance for credit losses of $189,944 (December 31, 2024 - $175,863)	7,990,647	7,616,099
Total loans	8,009,599	7,633,831
Other assets:
Foreclosed real estate	2,603	4,002
Accrued interest receivable	73,782	71,667
Deferred tax assets, net	7,048	6,248
Premises and equipment, net	102,095	104,512
Customers' liability on acceptances	27,572	31,526
Servicing assets	68,588	70,435
Goodwill	84,241	84,241
Other intangible assets	12,318	14,782
Operating lease right-of-use assets	17,284	19,197
Other assets	189,948	148,879
Total assets	$12,231,510	$11,500,734
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2025 AND DECEMBER 31, 2024 (CONTINUED)

	June 30,	December 31,
	2025	2024
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,801,400	$5,627,406
Savings accounts	2,131,076	2,064,916
Time deposits	2,211,689	1,912,464
Total deposits	10,144,165	9,604,786
Borrowings:
Securities sold under agreements to repurchase	27,463	75,222
Advances from the FHLB	456,530	325,952
Total borrowings	483,993	401,174
Other liabilities:
Acceptances executed and outstanding	27,572	31,526
Operating lease liabilities	19,354	21,388
Deferred tax liabilities, net	48,374	40,718
Accrued expenses and other liabilities	173,599	146,771
Total liabilities	10,897,057	10,246,363
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 44,741,933 shares outstanding (December 31, 2024 - 59,885,234 shares issued; 45,440,269 shares outstanding)	59,885	59,885
Additional paid-in capital	639,901	639,786
Legal surplus	178,834	169,537
Retained earnings	833,187	771,993
Treasury stock, at cost, 15,143,301 shares (December 31, 2024 - 14,444,965 shares)	(328,572)	(296,991)
Accumulated other comprehensive loss, net of tax of $8,017 (December 31, 2024 - $16,091)	(48,782)	(89,839)
Total stockholders’ equity	1,334,453	1,254,371
Total liabilities and stockholders’ equity	$12,231,510	$11,500,734
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2025 AND 2024

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Interest income:
Loans	$156,987	$154,257	$310,395	$303,851
Mortgage-backed securities	28,222	20,893	56,679	40,687
Investment securities and other	9,138	12,508	16,495	26,546
Total interest income	194,347	187,658	383,569	371,084
Interest expense:
Deposits	37,879	37,812	74,171	74,604
Securities sold under agreements to repurchase	120	—	830	—
Advances from FHLB and other borrowings	4,420	2,521	7,569	5,053
Total interest expense	42,419	40,333	82,570	79,657
Net interest income	151,928	147,325	300,999	291,427
Provision for credit losses	21,678	15,581	47,366	30,702
Net interest income after provision for credit losses	130,250	131,744	253,633	260,725
Non-interest income:
Banking service revenue	15,982	18,781	31,963	36,040
Wealth management revenue	8,918	8,440	17,373	16,547
Mortgage banking activities	5,347	4,864	10,123	9,557
Total banking and financial service revenues	30,247	32,085	59,459	62,144
Net loss on sale of securities	—	—	—	(7)
Other non-interest income	184	391	489	687
Total non-interest income	30,431	32,476	59,948	62,824
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2025 AND 2024 (CONTINUED)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	39,565	38,467	79,497	78,283
Occupancy, equipment and infrastructure costs	14,629	14,393	29,449	28,715
Electronic banking charges	12,276	11,687	21,946	22,053
Information technology expenses	6,678	6,565	12,966	13,168
Professional and service fees	4,813	5,117	9,931	9,121
Taxes, other than payroll and income taxes	3,743	3,224	7,469	6,467
Insurance	3,025	3,117	5,791	5,793
Loan servicing and clearing expenses	2,172	1,890	4,406	4,000
Advertising, business promotion, and strategic initiatives	2,544	2,445	5,161	4,824
Communication	1,221	1,219	2,340	2,300
Printing, postage, stationery and supplies	983	939	2,129	1,898
Foreclosed real estate and other repossessed assets expenses (income), net	310	(731)	1,338	(63)
Other	2,843	4,628	5,831	7,813
Total non-interest expense	94,802	92,960	188,254	184,372
Income before income taxes	65,879	71,260	125,327	139,177
Income tax expense	14,078	20,129	27,954	38,354
Net income available to common shareholders	$51,801	$51,131	$97,373	$100,823
Earnings per common share:
Basic	$1.15	$1.09	$2.16	$2.14
Diluted	$1.15	$1.08	$2.15	$2.13
Average common shares outstanding and equivalents	45,033	47,131	45,265	47,244
Cash dividends per share of common stock	$0.30	$0.25	$0.60	$0.50
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2025 AND 2024

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$51,801	$51,131	$97,373	$100,823
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	11,018	(5,763)	49,131	(23,320)
Realized loss on sale of securities available-for-sale	—	—	—	7
Other comprehensive income (loss) before taxes	11,018	(5,763)	49,131	(23,313)
Income tax effect	(1,799)	1,000	(8,074)	3,832
Other comprehensive income (loss) after taxes	9,219	(4,763)	41,057	(19,481)
Comprehensive income	$61,020	$46,368	$138,430	$81,342
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2025 AND 2024

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Common stock:
Balance at the beginning and end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	638,475	636,208	639,786	638,667
Stock-based compensation expense	1,534	1,966	3,150	3,130
Lapsed restricted stock units	(108)	(279)	(3,035)	(3,902)
Balance at end of period	639,901	637,895	639,901	637,895
Legal surplus:
Balance at beginning of period	173,905	155,732	169,537	150,967
Transfer from retained earnings	4,929	4,828	9,297	9,593
Balance at end of period	178,834	160,560	178,834	160,560
Retained earnings:
Balance at beginning of period	802,024	672,455	771,993	639,324
Net income	51,801	51,131	97,373	100,823
Cash dividends declared on common stock[1]	(15,709)	(11,951)	(26,882)	(23,747)
Transfer to legal surplus	(4,929)	(4,828)	(9,297)	(9,593)
Balance at end of period	833,187	706,807	833,187	706,807
Treasury stock:
Balance at beginning of period	(320,927)	(226,896)	(296,991)	(228,350)
Stocks repurchased	(7,695)	(24,282)	(31,087)	(24,282)
Lapsed restricted stock units and options, net of employee award repurchased	50	227	(494)	1,681
Balance at end of period	(328,572)	(250,951)	(328,572)	(250,951)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(58,001)	(81,731)	(89,839)	(67,013)
Other comprehensive gain (loss), net of tax	9,219	(4,763)	41,057	(19,481)
Balance at end of period	(48,782)	(86,494)	(48,782)	(86,494)
Total stockholders’ equity	$1,334,453	$1,227,702	$1,334,453	$1,227,702
[1] Dividends declared per common share during the quarters ended June 30, 2025 - $0.30 (June 30, 2024 - $0.25). Dividends declared per common share during the six-month period ended June 30, 2025 - $0.60 (June 30, 2024 - $0.50).
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2025 AND 2024

	Six-Month Period Ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$97,373	$100,823
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, net of accretion of fair value (discounts), on loans and amortization of deferred loan origination costs, net of (fees)	588	855
Accretion of investment securities discounts, net of amortization of premiums	(259)	(5,359)
Amortization of other intangible assets	2,464	2,956
Net change in operating leases	(121)	3
Depreciation and amortization of premises and equipment	10,170	10,600
Deferred income tax (benefit) expense, net	(1,218)	16,090
Provision for credit losses	47,366	30,702
Stock-based compensation	3,150	3,130
(Gain) loss on:
Sale of securities	—	7
Sale of loans	(1,078)	(660)
Foreclosed real estate and other repossessed assets	(374)	(1,867)
Sale of other assets	—	(1)
Originations and purchases of loans held-for-sale	(66,993)	(60,378)
Proceeds from sale of loans held-for-sale	25,494	56,045
Net (increase) decrease in:
Accrued interest receivable	(2,106)	(1,576)
Servicing assets	1,847	(269)
Other assets	(42,158)	(34,323)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	1,619	(1,226)
Accrued expenses and other liabilities	43,239	40,525
Net cash provided by operating activities	119,003	156,077

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2025 AND 2024 (CONTINUED)

	Six-Month Period Ended June 30,
	2025	2024
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(150,100)	(545,356)
FHLB stock	(30,367)	(28,016)
Equity securities	(1,519)	(1,813)
Maturities and redemptions of:
Investment securities available-for-sale	169,900	418,623
Investment securities held-to-maturity	10,708	210,817
FHLB stock	27,226	27,224
Proceeds from sales of:
Investment securities available-for-sale	—	149,406
Foreclosed real estate and other repossessed assets, including write-offs	27,578	27,159
Premises and equipment	—	1
Origination and purchase of loans, excluding loans held-for-sale	(1,813,510)	(1,435,894)
Principal repayment of loans	1,362,408	1,246,285
Additions to premises and equipment	(8,499)	(10,903)
Net cash (used in) provided by investing activities	$(406,175)	$57,533
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	525,130	(172,551)
Securities sold under agreements to repurchase	(47,657)	—
FHLB advances and other borrowings	130,000	(2)
Exercise of stock options and restricted units lapsed, net of employee award repurchased	(3,529)	(2,221)
Purchase of treasury stock	(31,087)	(24,282)
Dividends paid on common stock	(25,024)	(22,298)
Net cash provided by (used in) financing activities	$547,833	$(221,354)
Net change in cash and cash equivalents	260,661	(7,744)
Cash and cash equivalents at beginning of period	591,137	748,173
Cash and cash equivalents at end of period	$851,798	$740,429
See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2025 AND 2024 (CONTINUED)

	June 30,
	2025	2024
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$844,492	$735,346
Money market investments	7,306	5,083
Total cash and cash equivalents at end of period	$851,798	$740,429

	Six-Month Period Ended June 30,
	2025	2024
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$79,065	$78,619
Income taxes paid	$41,857	$11,822
Operating lease liabilities paid	$4,584	$4,911
Mortgage loans held-for-sale securitized into mortgage-backed securities	$40,815	$38,089
Transfer from loans to foreclosed real estate and other repossessed assets	$24,279	$23,429
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$—	$26,840
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$—	$1,084
Financed sales of foreclosed real estate	$309	$710
Delinquent loans booked under the GNMA buy-back option	$43,282	$19,008
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). Operating results for the six-month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. OFG evaluated subsequent events through the filing date of this report with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses.
New Accounting Updates Not Yet Adopted
Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense line items an entity presents on the face of the income statement, rather, it requires disaggregation of certain expense line items into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We will adopt this guidance when it becomes effective in the 2027 annual period on a prospective basis. We are currently estimating the impact on our financial statements and disclosures.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Income Taxes—Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to enhance income tax disclosures and requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The ASU’s two primary enhancements will require further disaggregation for existing disclosures for the effective tax rate reconciliation and income taxes paid. More specifically, the amendments will require entities to disclose: a tabular effective tax rate reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and jurisdiction; and income taxes paid (net of refunds received), broken out between federal, state and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total. The amendments in this update are effective for annual periods beginning after December 15, 2024. Entities are permitted to early adopt these amendments. The amendments should be applied prospectively, but retrospective application is permitted. We will adopt this guidance when it becomes effective in the 2025 annual period on a prospective basis, and the impact on our financial statements and disclosures is not expected to be material.
New Accounting Updates Adopted in the Six-Month Period Ended June 30, 2025
Codification Improvements—Amendments to Remove References to the Concepts Statements. In March 2024, the FASB issued ASU 2024-02, which removes various references to concept statements from the FASB Accounting Standards Codification. The ASU intends to simplify the FASB Accounting Standards Codification and distinguish between non-authoritative and authoritative guidance. For publicly listed business entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The amendments were applied in the first quarter of 2025 on a prospective basis, and the impact on our financial statements and disclosures was not material.
Compensation—Stock Compensation. In March 2024, the FASB issued ASU 2024-01 to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718. The ASU 2024-01 is intended to reduce complexity and diversity in practice. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. We adopted this guidance in the first quarter of 2025 on a prospective basis and the impact on our financial statements and disclosures was not material.
NOTE 2 – CASH RESTRICTIONS
The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered June 30, 2025, was $467.4 million (December 31, 2024 - $472.0 million). At June 30, 2025 and December 31, 2024, the Bank complied with this requirement. Cash and due from banks, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2025 and December 31, 2024, money market instruments included as part of cash and cash equivalents amounted to $7.3 million and $6.7 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$1,978,009	$18,115	$45,911	$1,950,213	4.53%
GNMA certificates
Due from 5 to 10 years	4,012	—	91	3,921	1.76%
Due after 10 years	477,736	6,533	35,373	448,896	3.71%
Total GNMA certificates	481,748	6,533	35,464	452,817	3.69%
CMOs issued by US government-sponsored agencies
Due after 10 years	3,998	—	72	3,926	2.36%
Total mortgage-backed securities	2,463,755	24,648	81,447	2,406,956	4.36%
Investment securities
US Treasury securities
Due less than 1 year	1,399	—	—	1,399	4.20%
Other debt securities
Due from 1 to 5 years	500	—	—	500	2.35%
Due after 10 years	19	—	—	19	2.97%
Total other debt securities	519	—	—	519	2.37%
Total investment securities	1,918	—	—	1,918	3.71%
Total securities available for sale	$2,465,673	$24,648	$81,447	$2,408,874	4.36%

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$281,186	$—	$51,470	$229,716	1.73%
Other debt securities
Due from 1 to 5 years	35,000	13	—	35,013	5.32%
Total securities held to maturity	$316,186	$13	$51,470	$264,729	2.13%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
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
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$292,158	$—	$60,006	$232,152	1.73%
Total FNMA and FHLMC certificates	292,158	—	60,006	232,152	1.73%
Investment securities
Other debt securities
Due from 1 to 5 years	35,000	22	—	35,022	5.53%
Total securities held to maturity	$327,158	$22	$60,006	$267,174	2.13%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of June 30, 2025 and December 31, 2024, accrued interest receivable excluded in amortized cost of investment securities totaled $11.2 million and $10.8 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 9 – Accrued Interest Receivable and Other Assets.
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
At June 30, 2025 and December 31, 2024, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption and, therefore, have no ACL.
Investment securities as of June 30, 2025, include $1.680 billion pledged to secure government deposits, regulatory collateral, and borrowings, of which $1.609 billion serve as collateral for public funds. Investment securities as of December 31, 2024, include $1.564 billion pledged to secure government deposits, regulatory collateral, and borrowings, of which $1.440 billion serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge the collateral.
At June 30, 2025, the Bank’s IBEs, OIB and Oriental Overseas, each held short-term US Treasury securities in the amount of $775 thousand and $525 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. At December 31, 2024, the Bank’s IBEs held short-term US Treasury securities in the amount of $525 thousand as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions.
During the six-month periods ended June 30, 2025 and 2024, OFG retained securitized Government National Mortgage Association (“GNMA”) pools totaling $42.0 million and $38.1 million, respectively, at a yield of 4.74% and 5.09%, respectively, from its own originations.
During the six-month period ended June 30, 2024, OFG sold $149.4 million of US Treasury securities available for sale and recognized a $7 thousand loss on the sale, included in the consolidated statements of operations. There were no sales of investment securities during the six-month period ended June 30, 2025.

	Six-Month Period Ended June 30, 2024
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of investment securities available-for-sale
Investment securities
US Treasury securities	$149,406	$149,413	$—	$7

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale at June 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$362,460	$3,107	$555,655	$42,804	$918,115	$45,911
GNMA certificates	73,352	1,337	196,593	34,127	269,945	35,464
CMOs issued by US Government-sponsored agencies	—	—	3,926	72	3,926	72
	$435,812	$4,444	$756,174	$77,003	$1,191,986	$81,447

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$791,987	$12,989	$579,727	$61,462	$1,371,714	$74,451
GNMA certificates	83,773	2,019	201,320	38,945	285,093	40,964
CMOs issued by US Government-sponsored agencies	—	—	5,639	129	5,639	129
	$875,760	$15,008	$786,686	$100,536	$1,662,446	$115,544

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
The composition of the amortized cost basis of OFG’s loan portfolio at June 30, 2025 and December 31, 2024, segregated between non-purchased credit deteriorated loans (“non-PCD”) and purchased credit deteriorated (“PCD”) loans, was as follows:

	June 30, 2025			December 31, 2024
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,262,620	$74,956	$1,337,576	$1,222,395	$77,196	$1,299,591
Other commercial and industrial	1,248,875	11,729	1,260,604	1,087,886	11,533	1,099,419
	2,511,495	86,685	2,598,180	2,310,281	88,729	2,399,010
Commercial US	825,254	—	825,254	704,081	—	704,081
Total commercial loans	3,336,749	86,685	3,423,434	3,014,362	88,729	3,103,091
Mortgage loans	618,704	795,863	1,414,567	628,853	841,964	1,470,817
Consumer loans:
Personal loans	635,084	243	635,327	620,430	245	620,675
Credit lines	9,540	332	9,872	10,126	353	10,479
Credit cards	34,928	—	34,928	36,956	—	36,956
Overdraft	508	—	508	451	—	451
	680,060	575	680,635	667,963	598	668,561
Auto loans	2,661,795	160	2,661,955	2,549,033	460	2,549,493
	7,297,308	883,283	8,180,591	6,860,211	931,751	7,791,962
Allowance for credit losses	(182,765)	(7,179)	(189,944)	(170,709)	(5,154)	(175,863)
Total loans held for investment, net	7,114,543	876,104	7,990,647	6,689,502	926,597	7,616,099
Mortgage loans held-for-sale	14,590	—	14,590	13,286	—	13,286
Other loans held-for-sale	4,362	—	4,362	4,446	—	4,446
Total loans held-for-sale	18,952	—	18,952	17,732	—	17,732
Total loans, net	$7,133,495	$876,104	$8,009,599	$6,707,234	$926,597	$7,633,831
During the six-month period ended June 30, 2024, OFG sold $40.9 million of commercial loans held-for-sale and recognized a $53 thousand gain included in other non-interest income in the consolidated statements of operations. During the six-month period ended June 30, 2025, there were no sales of commercial loans held-for-sale. At both June 30, 2025 and December 31, 2024, OFG had $4.4 million in commercial loans held-for-sale.

At June 30, 2025 and December 31, 2024, OFG had carrying balances of $87.4 million and $66.4 million, respectively, in loans held-for-investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and are in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.
The tables below present the aging of the amortized cost of loans held for investment at June 30, 2025 and December 31, 2024, by class of loans. Mortgage loans past due include $43.3 million and $48.6 million of delinquent loans in the GNMA buy-back option program at June 30, 2025 and December 31, 2024, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$485	$839	$7,235	$8,559	$1,254,061	$1,262,620	$—
Other commercial and industrial	1,555	242	3,926	5,723	1,243,152	1,248,875	—
	2,040	1,081	11,161	14,282	2,497,213	2,511,495	—
Commercial US	—	—	—	—	825,254	825,254	—
Total commercial loans	2,040	1,081	11,161	14,282	3,322,467	3,336,749	—
Mortgage loans	4,367	5,946	52,914	63,227	555,477	618,704	1,921
Consumer loans:
Personal loans	7,641	4,482	3,136	15,259	619,825	635,084	—
Credit lines	68	60	89	217	9,323	9,540	—
Credit cards	510	255	521	1,286	33,642	34,928	—
Overdraft	77	—	—	77	431	508	—
	8,296	4,797	3,746	16,839	663,221	680,060	—
Auto loans	114,062	38,670	14,921	167,653	2,494,142	2,661,795	—
Total loans	$128,765	$50,494	$82,742	$262,001	$7,035,307	$7,297,308	$1,921

	December 31, 2024
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$879	$215	$9,780	$10,874	$1,211,521	$1,222,395	$—
Other commercial and industrial	597	629	3,588	4,814	1,083,072	1,087,886	—
	1,476	844	13,368	15,688	2,294,593	2,310,281	—
Commercial US	—	4,505	—	4,505	699,576	704,081	—
Total commercial loans	1,476	5,349	13,368	20,193	2,994,169	3,014,362	—
Mortgage loans	5,362	6,069	59,995	71,426	557,427	628,853	2,047
Consumer loans:
Personal loans	8,522	4,655	3,494	16,671	603,759	620,430	—
Credit lines	53	38	125	216	9,910	10,126	—
Credit cards	670	255	571	1,496	35,460	36,956	—
Overdraft	88	—	—	88	363	451	—
	9,333	4,948	4,190	18,471	649,492	667,963	—
Auto loans	119,805	50,208	20,055	190,068	2,358,965	2,549,033	—
Total loans	$135,976	$66,574	$97,608	$300,158	$6,560,053	$6,860,211	$2,047

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
There were no past due commercial loans held-for-sale as of June 30, 2025 and December 31, 2024.

Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.

Non-accrual Loans
The following table presents the amortized cost basis of loans held for investment on non-accrual status as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)
Non-PCD:
Commercial PR:
Commercial secured by real estate	$3,645	$5,836	$9,481	$4,610	$6,248	$10,858
Other commercial and industrial	2,638	2,569	5,207	1,855	1,996	3,851
	6,283	8,405	14,688	6,465	8,244	14,709
Commercial US	39,315	—	39,315	21,317	2,887	24,204
Total commercial loans	45,598	8,405	54,003	27,782	11,131	38,913
Mortgage loans	9,214	2,086	11,300	8,770	3,153	11,923
Consumer loans:
Personal loans	3,179	—	3,179	3,468	44	3,512
Credit lines	89	—	89	125	—	125
Credit cards	522	—	522	570	—	570
	3,790	—	3,790	4,163	44	4,207
Auto loans	14,968	—	14,968	20,049	6	20,055
Total	$73,570	$10,491	$84,061	$60,764	$14,334	$75,098

PCD:
Commercial PR:
Commercial secured by real estate	$6,061	$1,903	$7,964	$—	$1,946	$1,946
Other commercial and industrial	639	—	639	695	—	695
Total commercial loans	6,700	1,903	8,603	695	1,946	2,641
Mortgage loans	233	—	233	239	—	239
Total	$6,933	$1,903	$8,836	$934	$1,946	$2,880
Total non-accrual loans	$80,503	$12,394	$92,897	$61,698	$16,280	$77,978
The determination of non-accrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
There were no commercial non-accrual loans held-for-sale at June 30, 2025 and December 31, 2024.
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
At June 30, 2025 and 2024, the amortized cost of modified loans excludes $14 thousand and $1 thousand, respectively in accrued interest receivable. Accrued interest receivable on loans is included in the “accrued interest receivable” line in OFG’s consolidated statements of financial condition. The amortized cost of modified loans during the six-month periods ended June 30, 2025 and 2024, includes $1.5 million and $229 thousand, respectively, of government-guaranteed loans (e.g., FHA/VA).
The following tables present the amortized cost basis as of June 30, 2025 and 2024 of loans held for investment that were modified during the quarters and six-month periods ended June 30, 2025 and 2024, disaggregated by class of financing receivable and type of concession granted.

	Quarter Ended June 30, 2025
	Interest Rate Reduction		Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness / Forbearance		Combination of Interest Rate Reduction, Term Extension and Principal Forgiveness / Forbearance
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$206	0.02%	$—	—%	$—	—%	$467	0.03%	$—	—%	$—	—%
Other commercial and industrial	83	0.01%	716	0.06%	—	—%	—	—%	—	—%	—	—%
	289	0.01%	716	0.03%	—	—%	467	0.02%	—	—%	—	—%
Commercial US	—	—%	—	—%	10,170	1.23%	—	—%	—	—%	4,009	0.49%
Total commercial loans	289	0.01%	716	0.02%	10,170	0.30%	467	0.01%	—	—%	4,009	0.12%
Mortgage loans	—	—%	648	0.05%	—	—%	55	—%	122	0.01%	137	0.01%
Auto loans	—	—%	101	—%	—	—%	54	—%	—	—%	—	—%
Total	$289		$1,465		$10,170		$576		$122		$4,146

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2025
	Interest Rate Reduction		Term Extension		Principal Forbearance / Forgiveness		Combination of Term Extension and Interest Rate Reduction		Combination of Term Extension and Principal Forgiveness / Forbearance		Combination of Interest Rate Reduction, Term Extension and Principal Forgiveness / Forbearance
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$206	0.02%	$—	—%	$—	—%	$467	0.03%	$—	—%	$—	—%
Other commercial and industrial	83	0.01%	716	0.06%	—	—%	—	—%	$—	—%	$—	—%
	289	0.01%	716	0.03%	—	—%	467	0.02%	$—	—%	$—	—%
Commercial US	—	—%	—	—%	10,170	1.23%	—	—%	3,310	0.40%	7,323	0.89%
Total commercial loans	289	0.01%	716	0.02%	10,170	0.30%	467	0.01%	3,310	0.10%	7,323	0.21%
Mortgage loans	—	—%	1,231	0.09%	—	—%	55	—%	122	0.01%	137	0.01%
Auto loans	—	—%	101	—%	—	—%	54	—%	—	—%	—	—%
Total	$289		$2,048		$10,170		$576		$3,432		$7,460

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Quarter Ended June 30, 2024
	Interest Rate Reduction		Term Extension		Combination of Term Extension and Interest Rate Reduction
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Mortgage loans	—	—%	595	0.04%	92	0.01%
Auto loans	32	—%	—	—%	—	—%
Total	$32		$595		$92

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2024
	Interest Rate Reduction		Term Extension		Combination of Term Extension and Interest Rate Reduction
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Mortgage loans	$—	—%	$687	0.05%	$92	0.01%
Consumer:
Personal loans	26	—%	7	—%	—	—%
Auto loans	32	—%	—	—%	—	—%
Total	$58		$694		$92

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.
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
The following tables present the financial effect of the modifications granted to borrowers experiencing financial difficulty during the quarters and six-month periods ended June 30, 2025 and 2024. The financial effect of the combined modifications is presented separately by type of modification.

	Quarter Ended June 30, 2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	2.99%	24	$—
Other commercial and industrial	5.00%	36	—
Commercial US	4.11%	14	2,391
Mortgage loans	0.35%	120	35
Auto loans	3.00%	34	—

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	2.99%	24	$—
Other commercial and industrial	5.00%	36	—
Commercial US	2.15%	16	5,309
Mortgage loans	0.35%	123	35
Auto loans	3.00%	34	—

	Quarter Ended June 30, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Mortgage loans	0.38%	178	$—
Auto loans	3.00%	0	—

	Six-Month Period Ended June 30, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Mortgage loans	0.38%	176	$—
Consumer loans:
Personal loans	5.00%	18	—
Auto loans	3.00%	0	—
The following table presents the amortized cost basis as of June 30, 2024, of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the prior twelve months.

	Twelve-Months Ended June 30, 2024
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage loans	$—	$108	$—	$—	$108
As of June 30, 2025, no loans held for investment had entered payment default following a modification granted to borrowers experiencing financial difficulty within the preceding twelve months.
A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower missed three consecutive monthly payments since modification. Payment defaults is one of the factors considered when projecting future cash flows in the calculation of the ACL of loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status of loans that have been modified in the twelve-month periods ended June 30, 2025 and 2024 that were granted to borrowers experiencing financial difficulty.

	June 30, 2025
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$673	$673
Other commercial and industrial	—	—	—	—	799	799
	—	—	—	—	1,472	1,472
Commercial US	—	—	—	—	35,326	35,326
Total commercial loans	—	—	—	—	36,798	36,798
Mortgage loans	146	76	—	222	1,986	2,208
Auto loans	—	—	—	—	296	296
Total	$146	$76	$—	$222	$39,080	$39,302

	June 30, 2024
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$136	$136
Other commercial and industrial	—	—	—	—	626	626
	—	—	—	—	762	762
Commercial US	—	—	—	—	2,711	2,711
Total commercial loans	—	—	—	—	3,473	3,473
Mortgage loans	315	29	108	452	1,983	2,435
Consumer loans:
Personal loans	—	—	—	—	70	70
Auto loans	—	—	—	—	138	138
Total	$315	$29	$108	$452	$5,664	$6,116
There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $28.8 million and $25.0 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through their respective courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held for investment at June 30, 2025 and December 31, 2024, by class of loans.

	June 30,	December 31,
	2025	2024
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$6,435	$6,877

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of June 30, 2025, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans, and current year-to-date period gross charge-offs by year of origination is as follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$212,414	$169,080	$202,010	$203,521	$160,122	$209,547	$39,636	$1,196,330
Special Mention	—	—	13,876	7,110	26,966	5,302	1,693	54,947
Substandard	—	—	—	1,173	2,207	7,002	961	11,343
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	212,414	169,080	215,886	211,804	189,295	221,851	42,290	1,262,620
Commercial secured by real estate:
YTD gross charge-offs	—	—	—	—	26	2	—	28
Other commercial and industrial:
Loan grade:
Pass	75,846	144,729	247,670	43,634	46,123	31,821	585,547	1,175,370
Special Mention	—	155	2,147	7,057	—	57	11,753	21,169
Substandard	24	10	737	154	45,556	1,489	4,366	52,336
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	75,870	144,894	250,554	50,845	91,679	33,367	601,666	1,248,875
Other commercial and industrial:
YTD gross charge-offs	11	8	—	11	—	327	—	357
Commercial US:
Loan grade:
Pass	99,023	50,631	97,756	20,957	56,406	34,515	334,486	693,774
Special Mention	—	2,479	9,669	—	—	—	49,572	61,720
Substandard	6,625	9,003	15,825	15,979	—	—	20,763	68,195
Doubtful	—	1,565	—	—	—	—	—	1,565
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	105,648	63,678	123,250	36,936	56,406	34,515	404,821	825,254
Commercial US:
YTD gross charge-offs	—	—	—	2,918	—	—	—	2,918
Total commercial loans	$393,932	$377,652	$589,690	$299,585	$337,380	$289,733	$1,048,777	$3,336,749
Total YTD gross charge-offs	$11	$8	$—	$2,929	$26	$329	$—	$3,303

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
At June 30, 2025 and December 31, 2024, the balance of revolving commercial loans converted to term loans was $155.8 million and $191.9 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the ACL. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan and payment activity. The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment performance as of June 30, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Mortgage loans:
Performing	$23,784	$39,682	$18,144	$20,474	$27,486	$473,330	$—	$602,900
Nonperforming	—	1,008	650	207	279	13,660	—	15,804
Total mortgage loans:	23,784	40,690	18,794	20,681	27,765	486,990	—	618,704
Mortgage loans:
YTD gross charge-offs	—	—	23	—	—	11	—	34
Consumer loans:
Personal loans:
Performing	135,340	219,826	140,447	90,162	31,730	14,400	—	631,905
Nonperforming	44	788	1,141	829	295	82	—	3,179
Total personal loans	135,384	220,614	141,588	90,991	32,025	14,482	—	635,084
Personal loans:
YTD gross charge-offs	21	3,589	4,849	3,855	965	362	—	13,641
Credit lines:
Performing	—	—	—	—	—	—	9,451	9,451
Nonperforming	—	—	—	—	—	—	89	89
Total credit lines	—	—	—	—	—	—	9,540	9,540
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	165	165
Credit cards:
Performing	—	—	—	—	—	—	34,406	34,406
Nonperforming	—	—	—	—	—	—	522	522
Total credit cards	—	—	—	—	—	—	34,928	34,928
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	1,070	1,070
Overdrafts:
Performing	—	—	—	—	—	—	508	508
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	508	508
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	346	346
Total consumer loans	135,384	220,614	141,588	90,991	32,025	14,482	44,976	680,060
Total consumer loans YTD gross charge-offs	21	3,589	4,849	3,855	965	362	1,581	15,222
Total mortgage and consumer loans	$159,168	$261,304	$160,382	$111,672	$59,790	$501,472	$44,976	$1,298,764
Total mortgage and consumer loans YTD gross charge-offs	$21	$3,589	$4,872	$3,855	$965	$373	$1,581	$15,256

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
At June 30, 2025 and December 31, 2024, the balance of mortgage and consumer revolving loans that were converted to term loans was $2.7 million and $2.2 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans based on Fair Isaac Corporation (“FICO”) score. The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of June 30, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$56,940	$188,013	$185,240	$148,800	$81,622	$55,588	$716,203
661-699	85,167	141,673	90,804	57,344	28,416	18,151	421,555
700+	290,563	483,197	343,668	201,307	105,237	75,136	1,499,108
No FICO	735	8,534	6,155	5,117	2,698	1,690	24,929
Total auto loans	$433,405	$821,417	$625,867	$412,568	$217,973	$150,565	$2,661,795
Auto loans:
YTD gross charge-offs	$107	$8,113	$10,849	$8,079	$3,182	$2,732	$33,062
The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$157,865	$191,510	$163,990	$93,675	$41,016	$38,369	$686,425
661-699	172,579	116,145	69,573	36,607	15,583	13,720	424,207
700+	521,507	397,649	243,449	130,613	66,571	54,947	1,414,736
No FICO	5,266	6,630	5,616	3,255	1,265	1,633	23,665
Total auto loans	$857,217	$711,934	$482,628	$264,150	$124,435	$108,669	$2,549,033
Auto loans:
YTD gross charge-offs	$4,068	$21,603	$18,912	$8,552	$3,799	$4,717	$61,651
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding tables.
As of June 30, 2025 and December 31, 2024, accrued interest receivable on loans totaled $62.6 million and $60.9 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 9 – Accrued Interest Receivable and Other Assets for more information on accrued interest receivable on loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
OFG measures its ACL based on management’s best estimate of lifetime expected credit losses inherent in OFG’s relevant financial assets. The ACL is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weight given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. For more information on OFG’s credit loss accounting policies, including the ACL, see Note 1 – Summary of Significant Accounting Policies included in the 2024 Form 10-K.
At June 30, 2025, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the commercial US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at June 30, 2025 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as auto loan portfolio credit trends and the evolution of risk ratings applied to the commercial loans and collateral changes in real estate portfolios. There are still many unknown variables, including the results of the local and U.S. mainland governments’ fiscal and monetary actions resulting from the effect of inflation, geopolitical tension, and new trade and tax policies.

As of June 30, 2025, the ACL increased by $14.1 million compared to December 31, 2024. The provision for credit losses for the six-month period ended June 30, 2025, reflected adjustments of $34.6 million related to loan volume, $8.5 million in specific reserves and $6.0 million due to alignment of model assumptions and risk weighting factors mainly in Puerto Rico.

The net charge-offs for the six-month period ended June 30, 2025, amounted to $33.2 million, a decrease of $1.7 million when compared to the same period of 2024. The decrease corresponds to $3.8 million from commercial loans and $1.0 million from consumer loans, partially offset by an increase of $3.0 million from auto loans, mainly as a result of higher loan volume. Net charge-offs for the six-month period ended June 30, 2025 include a $2.9 million partial charge-off of a previously reserved commercial US loan. Net charge-offs for the six-month period ended June 30, 2024 include $3.5 million from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the activity in OFG’s ACL by segment for the quarters and six-month periods ended June 30, 2025 and 2024:

	Quarter Ended June 30, 2025
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$45,452	$5,922	$32,236	$91,142	$174,752
Provision for (recapture of) credit losses	6,319	(972)	6,708	8,831	20,886
Charge-offs	(273)	(11)	(6,970)	(14,870)	(22,124)
Recoveries	88	745	848	7,570	9,251
Balance at end of period	$51,586	$5,684	$32,822	$92,673	$182,765
PCD:
Balance at beginning of period	$2,338	$4,068	$11	$5	$6,422
Provision for (recapture of) credit losses	1,112	(417)	(11)	(16)	668
Charge-offs	(31)	(59)	(1)	(13)	(104)
Recoveries	63	91	11	28	193
Balance at end of period	$3,482	$3,683	$10	$4	$7,179
Total allowance for credit losses at end of period	$55,068	$9,367	$32,832	$92,677	$189,944

	Six-Month Period Ended June 30, 2025
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$44,814	$6,395	$31,818	$87,682	$170,709
Provision for (recapture of) credit losses	9,835	(1,608)	14,653	22,809	45,689
Charge-offs	(3,303)	(34)	(15,222)	(33,062)	(51,621)
Recoveries	240	931	1,573	15,244	17,988
Balance at end of period	$51,586	$5,684	$32,822	$92,673	$182,765
PCD:
Balance at beginning of period	$622	$4,514	$11	$7	$5,154
Provision for (recapture of) credit losses	2,803	(1,204)	(17)	(36)	1,546
Charge-offs	(31)	(59)	(1)	(14)	(105)
Recoveries	88	432	17	47	584
Balance at end of period	$3,482	$3,683	$10	$4	$7,179
Total allowance for credit losses at end of period	$55,068	$9,367	$32,832	$92,677	$189,944

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2024
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$37,371	$7,627	$27,453	$76,316	$148,767
Recapture of (provision for) credit losses	(1,984)	(1,280)	9,308	11,039	17,083
Charge-offs	(1,734)	(1)	(8,180)	(12,559)	(22,474)
Recoveries	156	540	851	5,926	7,473
Balance at end of period	$33,809	$6,886	$29,432	$80,722	$150,849
PCD:
Balance at beginning of period	$1,133	$6,638	$7	$18	$7,796
Recapture of credit losses	(237)	(1,060)	(6)	(29)	(1,332)
Charge-offs	(265)	(29)	—	(6)	(300)
Recoveries	158	93	7	30	288
Balance at end of period	$789	$5,642	$8	$13	$6,452
Total allowance for credit losses at end of period	$34,598	$12,528	$29,440	$80,735	$157,301

	Six-Month Period Ended June 30, 2024
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$44,041	$7,998	$27,086	$73,485	$152,610
Recapture of (provision for) credit losses	(3,390)	(1,854)	16,963	22,117	33,836
Charge-offs	(7,050)	(65)	(16,161)	(26,777)	(50,053)
Recoveries	208	807	1,544	11,897	14,456
Balance at end of period	$33,809	$6,886	$29,432	$80,722	$150,849
PCD:
Balance at beginning of period	$1,113	$7,351	$7	$25	$8,496
Recapture of credit losses	(374)	(2,328)	(29)	(85)	(2,816)
Charge-offs	(265)	(112)	—	(15)	(392)
Recoveries	315	731	30	88	1,164
Balance at end of period	$789	$5,642	$8	$13	$6,452
Total allowance for credit losses at end of period	$34,598	$12,528	$29,440	$80,735	$157,301

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for the quarters and six-month periods ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$4,271	$10,850	$4,002	$10,780
Additions	—	706	557	2,051
Sales	(1,730)	(5,104)	(2,425)	(6,930)
Decline in value	(101)	(131)	(223)	(301)
Other adjustments	163	205	692	926
Balance at end of period	$2,603	$6,526	$2,603	$6,526

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
At June 30, 2025, the fair value of mortgage servicing rights was $68.6 million ($70.4 million — December 31, 2024).
The following table presents the changes in servicing rights measured using the fair value method for the quarters and six-month periods ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Fair value at beginning of period	$69,238	$49,553	$70,435	$49,520
Servicing from mortgage securitization or asset transfers	751	303	1,410	830
Changes due to payments on loans	(1,346)	(732)	(2,608)	(1,652)
Changes in fair value due to changes in valuation model inputs or assumptions	(55)	665	(649)	1,091
Fair value at end of period	$68,588	$49,789	$68,588	$49,789
On August 30, 2024, OFG acquired the servicing rights to a $1.7 billion mortgage loan portfolio that was being subserviced by the Bank. At the time of acquisition, the value of the servicing rights acquired amounted to $21.4 million.
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of June 30, 2025 and 2024:

	Six-Month Period Ended June 30,
	2025	2024
Constant prepayment rate	1.00% - 18.42%	1.49% - 11.45%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	June 30,	December 31,
	2025	2024
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$68,588	70,435
Weighted average life (in years)	8.0	7.9
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,233)	$(1,276)
Decrease in fair value due to 20% adverse change	$(2,422)	$(2,505)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,993)	$(3,103)
Decrease in fair value due to 20% adverse change	$(5,756)	$(5,966)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance. Ancillary fees include various service charges such as late payment fees and fees for additional services. These fees are recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing and ancillary fees on mortgage loans for the quarters ended June 30, 2025 and 2024 totaled $5.6 million and $4.5 million, respectively. Servicing and ancillary fees on mortgage loans for the six-month periods ended June 30, 2025 and 2024 totaled $11.1 million and $8.9 million, respectively.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to Note 23 – Business Segments for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2024	$84,063	$178	$—	$84,241
June 30, 2025	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill during the quarters and six-month periods ended June 30, 2025 and 2024. There were no accumulated impairment losses at June 30, 2025 and December 31, 2024.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG performed its annual impairment review of goodwill during the fourth quarter of 2024 using October 31, 2024 as the annual evaluation date and concluded that there was no impairment at December 31, 2024. During the six-month period ended June 30, 2025, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at June 30, 2025.
The following table reflects the components of other intangible assets subject to amortization at June 30, 2025 and December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
June 30, 2025
Core deposit intangibles	$41,507	$32,073	$9,434
Customer relationship intangibles	12,693	9,808	2,884
Total other intangible assets	$54,200	$41,881	$12,318
December 31, 2024
Core deposit intangibles	$41,507	$30,187	$11,320
Customer relationship intangibles	12,693	9,231	3,462
Total other intangible assets	$54,200	$39,418	$14,782

In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with its acquisitions of insurance agencies. During the six-month period ended June 30, 2025, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at June 30, 2025.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended June 30, 2025 and 2024, was $1.2 million and $1.5 million, respectively. Amortization of other intangible assets for the six-month periods ended June 30, 2025 and 2024, was $2.5 million and $3.0 million, respectively.
The following table presents the estimated remaining amortization of other intangible assets as of June 30, 2025:

As of June 30, 2025	(In thousands)
2025	$2,464
2026	3,942
2027	2,956
2028	1,971
2029	985
$12,318
NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at June 30, 2025 and December 31, 2024 consists of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Loans	$62,623	$60,864
Investments	11,159	10,803
	$73,782	$71,667

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $17.4 million at June 30, 2025, of which $17.1 million corresponded to loans in current status, and $18.1 million at December 31, 2024, of which $16.3 million corresponded to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At June 30, 2025 and December 31, 2024, the ACL for accrued interest receivable for loans that participated in moratorium programs amounted to $59 thousand and $68 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$119,772	$72,093
Other repossessed assets	4,760	6,595
Accounts receivable and other assets	65,416	70,191
	$189,948	$148,879
Prepaid expenses amounting to $119.8 million at June 30, 2025, include prepaid municipal, property and income taxes aggregating to $107.3 million. At December 31, 2024 prepaid expenses amounted to $72.1 million, including prepaid municipal, property and income taxes aggregating to $62.2 million.
Other repossessed assets totaled $4.8 million and $6.6 million at June 30, 2025 and December 31, 2024, respectively, and consist of repossessed automobiles, which are recorded at their net realizable value.
NOTE 10 — DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Non-interest-bearing demand deposits	$2,586,734	$2,493,860
Interest-bearing savings and demand deposits	5,345,742	5,198,462
Retail certificates of deposit	1,182,213	1,170,560
Institutional certificates of deposit	781,123	585,829
Total core deposits	9,895,812	9,448,711
Brokered deposits	248,353	156,075
Total deposits	$10,144,165	$9,604,786
At June 30, 2025 and December 31, 2024, the aggregate amount of uninsured deposits was $5.351 billion (52.75% of total deposits) and $4.915 billion (51.17% of total deposits), respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The weighted average interest rate of OFG’s deposits was 1.51% and 1.56%, respectively, at June 30, 2025 and December 31, 2024.
Interest expense for the quarters and six-month periods ended June 30, 2025 and 2024 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Demand and savings deposits	$21,567	$26,682	$42,434	$52,748
Certificates of deposit	16,312	11,130	31,737	21,856
	$37,879	$37,812	$74,171	$74,604
At June 30, 2025 and December 31, 2024, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $1.268 billion and $1.049 billion, respectively.
At June 30, 2025 and December 31, 2024, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.622 billion and $1.445 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.697 billion and $1.507 billion at June 30, 2025 and December 31, 2024, respectively.
Excluding accrued interest of approximately $4.2 million and $3.1 million, the scheduled maturities of certificates of deposit at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025		December 31, 2024
	Period-end amount	Uninsured amount	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$719,944	$431,322	$645,919	$336,912
Over 3 months through 6 months	303,478	151,582	293,693	99,596
Over 6 months through 1 year	687,601	288,499	492,799	201,877
	1,711,023	871,403	1,432,411	638,385
Over 1 through 2 years	360,444	58,910	340,176	95,690
Over 2 through 3 years	73,091	9,915	63,044	9,017
Over 3 through 4 years	32,738	3,783	39,462	4,176
Over 4 through 5 years	29,857	4,727	33,549	4,084
Over 5 years	293	—	722	115
	$2,207,446	$948,738	$1,909,364	$751,467
The tables of scheduled maturities of certificates of deposit above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $666 thousand and $3.2 million, as of June 30, 2025 and December 31, 2024, respectively. December 31, 2024 included $2.5 million overdrafts from two commercial clients that were repaid during the six-month period ended June 30, 2025.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11— BORROWINGS AND RELATED INTEREST
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain as collateral an amount of qualifying collateral which has a fair market value that is least equal to the FHLB-NY collateral maintenance level. At both June 30, 2025 and December 31, 2024, these advances were secured by mortgage and commercial loans amounting to $1.1 billion. Further, at June 30, 2025 and December 31, 2024, OFG had an additional borrowing capacity with the FHLB of $257.1 million and $383.1 million, respectively. At June 30, 2025 and December 31, 2024, the weighted average remaining maturity of FHLB advances was 1.7 years and 4 months, respectively.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $1.5 million and $952 thousand at June 30, 2025 and December 31, 2024, respectively:

	June 30,	December 31,
	2025	2024
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.56%	$—	$270,000
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.09% (December 31, 2024 - 3.79%)	455,000	55,000
	$455,000	$325,000
Advances from FHLB mature as follows:

	June 30,	December 31,
	2025	2024
	(In thousands)
Over 90 days to one year	$—	$270,000
Over one to three years	455,000	55,000
	$455,000	$325,000
Securities Sold under Agreements to Repurchase
At June 30, 2025 and December 31, 2024, securities underlying agreements to repurchase were delivered to, and held by, the counterparties with whom the repurchase agreements were transacted. The counterparties agreed to resell to OFG the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for OFG’s securities portfolio.
The following table shows OFG’s repurchase agreements, excluding accrued interest in the amount of $119 thousand and $222 thousand at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(In thousands)
Short-term fixed-rate repurchase agreements, with a weighted average interest rate of 4.50% (December 31, 2024 - 4.63%)	$27,344	$75,000
Repurchase agreements’ maturities at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024
	(In thousands)
Under 90 days	$27,344	$75,000

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following securities were sold under agreements to repurchase at June 30, 2025 and December 31, 2024:

	June 30, 2025
Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(In thousands)
FNMA and FHLMC Certificates	$28,726	$27,344	$28,946	5.50%

	December 31, 2024
Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(In thousands)
FNMA and FHLMC Certificates	$81,409	$75,000	$80,968	5.25%
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
The following table presents the potential effect of rights of set-off associated with OFG’s recognized financial assets and liabilities at June 30, 2025 and December 31, 2024:

June 30, 2025
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Liabilities Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Provided	Net Amount
	(In thousands)
Securities sold under agreements to repurchase	$27,344	$—	$27,344	$28,946	$—	$(1,602)

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
As of June 30, 2025, OFG’s net deferred tax assets, net of a valuation allowance of $4.1 million, amounted to $7.0 million, and the net deferred tax liability, net of valuation allowance of $561 thousand, amounted to $48.4 million, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. As of December 31, 2024, OFG’s deferred tax asset, net of a valuation allowance of $4.7 million, amounted to $6.2 million, and net deferred tax liability, net of a valuation allowance of $694 thousand, amounted to $40.7 million, reflecting aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. The decrease in valuation allowance of $789 thousand was related to OFG’s operations at the holding company level and USVI operations. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at June 30, 2025. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate lower than the statutory rate for the six-month periods ended June 30, 2025 and 2024 of 22.3% and 27.6%, respectively, the decrease is mainly related to investment subject to preferential tax treatment under the PR Code, a discrete tax windfall on stock options, the release of unrecognized tax benefits recognized during the first quarter of 2025 and a discrete benefit related to the purchase of tax credits at discount. The expected effective tax rate (“ETR”) for 2025, excluding discrete items, is 24.9%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At June 30, 2025, the amount of unrecognized tax benefits was zero (December 31, 2024 - $1.0 million). The amount of unrecognized tax benefits was reversed as a result of the expiration of the statue of limitations during the first quarter of 2025.
Income tax expense for the quarters ended June 30, 2025 and 2024 was $14.1 million and $20.1 million, respectively. Income tax expense for the six-month periods ended June 30, 2025 and 2024 was $28.0 million and $38.4 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 14 — REGULATORY CAPITAL REQUIREMENTS
Regulatory Capital Requirements
OFG (on a consolidated basis) and the Bank are subject to various risk-based capital standards (“Basel III capital rules”) administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on OFG’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, OFG and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. OFG and the Bank have elected to exclude accumulated comprehensive loss related to available for sale securities valuation from Common Equity Tier 1 Capital.
As of June 30, 2025 and December 31, 2024, OFG and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2025 and December 31, 2024, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of June 30, 2025 and December 31, 2024 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of June 30, 2025
Total capital to risk-weighted assets	$1,409,447	15.25%	$970,738	10.50%	$924,513	10.00%
Tier 1 capital to risk-weighted assets	$1,293,041	13.99%	$785,836	8.50%	$739,610	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,293,041	13.99%	$647,159	7.00%	$600,933	6.50%
Tier 1 capital to average total assets	$1,293,041	10.83%	$477,663	4.00%	$597,078	5.00%
As of December 31, 2024
Total capital to risk-weighted assets	$1,367,692	15.52%	$925,305	10.50%	$881,242	10.00%
Tier 1 capital to risk-weighted assets	$1,256,906	14.26%	$749,056	8.50%	$704,994	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,256,906	14.26%	$616,870	7.00%	$572,807	6.50%
Tier 1 capital to average total assets	$1,256,906	10.93%	$460,138	4.00%	$575,172	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2025
Total capital to risk-weighted assets	$1,304,814	14.21%	$963,900	10.50%	$918,000	10.00%
Tier 1 capital to risk-weighted assets	$1,189,212	12.95%	$780,300	8.50%	$734,400	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,189,212	12.95%	$642,600	7.00%	$596,700	6.50%
Tier 1 capital to average total assets	$1,189,212	10.07%	$472,586	4.00%	$590,732	5.00%
As of December 31, 2024
Total capital to risk-weighted assets	$1,301,684	14.86%	$919,781	10.50%	$875,982	10.00%
Tier 1 capital to risk-weighted assets	$1,191,547	13.60%	$744,585	8.50%	$700,786	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,191,547	13.60%	$613,187	7.00%	$569,388	6.50%
Tier 1 capital to average total assets	$1,191,547	10.45%	$456,144	4.00%	$570,179	5.00%
NOTE 15 – STOCKHOLDERS’ EQUITY
Common Stock
At both June 30, 2025 and December 31, 2024, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both June 30, 2025 and December 31, 2024, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At June 30, 2025 and December 31, 2024, the Bank’s legal surplus amounted to $178.8 million and $169.5 million, respectively. During the quarter and six-month period ended June 30, 2025, OFG transferred $4.9 million and $9.3 million, respectively, to the legal surplus account. During the quarter and six-month period ended June 30, 2024, OFG transferred $4.8 million and $9.6 million, respectively, to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In April 2025, the Board of Directors approved a new $100 million stock repurchase program in addition to the $50 million stock repurchase program approved in October 2024 (collectively, “the repurchase programs”). The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Under the repurchase programs, OFG repurchased 768,423 shares and for a total of $31.1 million at an average price of $40.46 per share during the six-month period ended June 30, 2025. During the six-month period ended June 30, 2024, OFG repurchased 669,200 shares for a total of $24.3 million at an average price of $36.28 per share. These repurchases were part of the stock repurchase program approved for such periods.
At June 30, 2025, the estimated remaining number of shares that may be purchased under the new repurchase program is 2,303,476 and was calculated by dividing the remaining balance of $98.6 million by $42.80 (closing price of OFG’s common stock at June 30, 2025).
OFG did not repurchase any shares of its common stock during the six-month periods ended June 30, 2025 and 2024 other than through its publicly announced stock repurchase programs.
The activity in connection with common shares held in treasury by OFG for the quarters and six-month periods ended June 30, 2025 and 2024 is set forth below:

	Quarter Ended June 30,
	2025		2024
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	14,960,888	$320,927	12,668,663	$226,896
Common shares used upon lapse of restricted stock units and options	(3,611)	(50)	(14,161)	(227)
Common shares repurchased as part of the stock repurchase programs	186,024	7,695	669,200	24,282
End of period	15,143,301	$328,572	13,323,702	$250,951

	Six-Month Period Ended June 30,
	2025		2024
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	14,444,965	$296,991	12,820,078	$228,350
Common shares used upon lapse of restricted stock units and options	(126,579)	(2,152)	(165,576)	(1,681)
Common shares repurchased from employee awards	56,492	2,646	—	—
Common shares repurchased as part of the stock repurchase programs	768,423	31,087	669,200	24,282
End of period	15,143,301	$328,572	13,323,702	$250,951

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of June 30, 2025 and December 31, 2024 consisted of:

	June 30,	December 31,
	2025	2024
	(In thousands)
Unrealized loss on securities available-for-sale	$(56,799)	$(105,930)
Income tax effect of unrealized loss on securities available-for-sale	8,017	16,091
Net unrealized loss on securities available-for-sale	(48,782)	(89,839)
Accumulated other comprehensive loss, net of income taxes	$(48,782)	$(89,839)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for the quarters and six-month periods ended June 30, 2025 and 2024:

	Net unrealized loss on securities available-for-sale
	Quarter Ended June 30, 2025	Six-Month Period Ended June 30, 2025
	(In thousands)
Beginning balance	$(58,001)	$(89,839)
Other comprehensive income before reclassifications	9,217	41,053
Amounts reclassified out of accumulated other comprehensive loss	2	4
Other comprehensive income	9,219	41,057
Ending balance	$(48,782)	$(48,782)

	Net unrealized loss on securities available-for-sale
	Quarter Ended June 30, 2024	Six-Month Period Ended June 30, 2024
	(In thousands)
Beginning balance	$(81,731)	$(67,013)
Other comprehensive loss before reclassifications	(4,765)	(19,474)
Amounts reclassified out of accumulated other comprehensive loss	2	(7)
Other comprehensive loss	(4,763)	(19,481)
Ending balance	$(86,494)	$(86,494)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2025 and 2024:

	Amount reclassified out of accumulated other comprehensive loss
	Quarter Ended June 30,		Six-Month Period Ended June 30,		Affected Line Item in Consolidated Statement of Operations
	2025	2024	2025	2024
	(In thousands)
Available-for-sale securities:
Loss on sale of investments	$—	$—	$—	$(7)	Net loss on sale of securities
Tax effect from changes in tax rates	2	2	4	—	Income tax expense
	$2	$2	$4	$(7)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 17 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2025 and 2024 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Income available to common shareholders	$51,801	$51,131	$97,373	$100,823

Average common shares outstanding	44,854	46,952	45,074	47,024
Effect of dilutive securities:
Average potential common shares-options	179	179	191	220
Total weighted average common shares outstanding and equivalents	45,033	47,131	45,265	47,244
Earnings per common share - basic	$1.15	$1.09	$2.16	$2.14
Earnings per common share - diluted	$1.15	$1.08	$2.15	$2.13
For both quarters ended June 30, 2025 and 2024, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to zero. For the six-month periods ended June 30, 2025 and 2024, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to 99 and zero, respectively.
During the first quarter of 2025, OFG increased its quarterly common stock cash dividend to $0.30 per share from $0.25 per share at December 31, 2024. During the first quarter of 2024, OFG increased its quarterly common stock cash dividend to $0.25 per share from $0.22 per share at December 31, 2023.
NOTE 18 – GUARANTEES
At June 30, 2025 and December 31, 2024, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $26.3 million and $25.3 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to FHLMC’s, GNMA’s, and FNMA’s residential mortgage loan sales and securitization programs. At June 30, 2025 and December 31, 2024, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under the residential mortgage loan sales programs was $86.7 million and $90.5 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At June 30, 2025, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $91 thousand (December 31, 2024– $155 thousand).
The following table shows the changes in OFG’s liability for estimated losses from credit recourse agreements included in the consolidated statements of financial condition during the quarters and six-month periods ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$220	$73	$155	$102
Net recoveries (charge-offs/terminations)	(129)	(14)	(64)	(43)
Balance at end of period	$91	$59	$91	$59
The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default (“PD”) and loss severity. The PD represents the probability that a loan in good standing would become 120 days delinquent, in which case OFG is obligated to repurchase the loan.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended June 30, 2025 and 2024, OFG repurchased $69 thousand and $106 thousand, respectively, in such mortgage loans. During the six-month periods ended June 30, 2025 and 2024, OFG repurchased $69 thousand and $240 thousand, respectively, of unpaid principal balance in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools that are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA, FHLMC or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended June 30, 2025, OFG repurchased $1.3 million (June 30, 2024- $915 thousand) of unpaid principal balance in mortgage loans, excluding mortgage loans sold subject to such credit recourse provision. During the six-month periods ended June 30, 2025, OFG repurchased $2.3 million (June 30, 2024- $1.9 million) of unpaid principal balance in mortgage loans, excluding mortgage loans sold subject to such credit recourse provision. At June 30, 2025 and December 31, 2024, OFG had a $287 thousand and $562 thousand liability, respectively, for the estimated credit losses related to these loans.
During the quarters ended June 30, 2025 and 2024, OFG recognized $130 thousand and $14 thousand in gains, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $75 thousand and $21 thousand in gains, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the six-month periods ended June 30, 2025 and 2024, OFG recognized $64 thousand and $43 thousand in gains, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $90 thousand in gains and $77 thousand in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At June 30, 2025, OFG serviced $5.6 billion (December 31, 2024 - $5.6 billion) in mortgage loans for third parties, including subserviced mortgage loans. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold and serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA or VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At June 30, 2025, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $4.9 million (December 31, 2024 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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
OFG’s exposure to credit losses in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit, including commitments under credit card arrangements and commercial letters of credit, is represented by the contractual notional amounts of those instruments, which do not necessarily represent the amounts potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. OFG uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Credit-related financial instruments at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024
	(In thousands)
Commitments to extend credit	$1,318,822	$1,360,351
Commercial letters of credit	230	1,096
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
At June 30, 2025 and December 31, 2024, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2025 and December 31, 2024, is as follows:

	June 30,	December 31,
	2025	2024
	(In thousands)
Standby letters of credit and financial guarantees	$26,321	$25,321
Loans sold with recourse	86,747	90,464
Standby letters of credit and financial guarantees are written conditional commitments issued by OFG to guarantee the payment and/or performance of a customer to a third party (“beneficiary”). If the customer fails to comply with the agreement, the beneficiary may draw on the standby letter of credit or financial guarantee as a remedy. The amount of credit risk involved in issuing letters of credit in the event of non-performance is the face amount of the letter of credit or financial guarantee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financings, and similar transactions. The amount of collateral obtained, if it is deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At June 30, 2025 and December 31, 2024, the ACL for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $1.0 million and $878 thousand, respectively, and is included in other liabilities in the statement of financial condition.
At June 30, 2025 and December 31, 2024, OFG maintained other non-credit commitments amounting to $13.2 million and $14.6 million, respectively, primarily for the acquisition of equity securities. In addition, as OFG continues to transform with a focus on simplification and building a culture of excellence and customer service, OFG continues to invest in technology that drives its strategy, namely digital, data analytics, cloud migration, cyber security, and sales and service capabilities. At June 30, 2025 and December 31, 2024, OFG had commitments for capital expenditures in technology amounting to $2.9 million and $953 thousand, respectively.

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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At June 30, 2025 and December 31, 2024, accrued liability for legal contingencies amounted to $600 thousand and $407 thousand, respectively. OFG continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. OFG also has an accrued liability for potential losses, operational errors, loss on theft not covered by insurance premiums, and uncollectible receivables, among other transactions, amounting to $62 thousand and $64 thousand at June 30, 2025 and December 31, 2024, respectively.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Operating Lease Cost

	Quarter Ended June 30,		Six-Month Period Ended June 30,		Statement of Operations
	2025	2024	2025	2024	Classification
	(In thousands)
Lease costs	$2,238	$2,261	$4,478	$4,914	Occupancy and equipment
Variable lease costs	414	370	796	781	Occupancy and equipment
Short-term lease costs	101	91	201	141	Occupancy and equipment
Lease income	(8)	(29)	(21)	(51)	Occupancy and equipment
Total lease costs	$2,745	$2,693	$5,454	$5,785
Operating Lease Assets and Liabilities

	June 30,	December 31,	Statement of Financial Condition
	2025	2024	Classification
	(In thousands)
Right-of-use assets	$17,284	$19,197	Operating lease right-of-use assets
Lease Liabilities	$19,354	$21,388	Operating leases liabilities

	June 30,	December 31,
	2025	2024
	(In thousands)
Weighted-average remaining lease term	4.6 years	4.8 years
Weighted-average discount rate	7.6%	7.6%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2025 were as follows:

Minimum Rent
As of June 30, 2025	(In thousands)
2025	$3,505
2026	5,872
2027	4,807
2028	3,457
2029	1,872
Thereafter	3,534
Total lease payments	$23,047
Less imputed interest	3,693
Present value of lease liabilities	$19,354
OFG, as lessor, leases and subleases real property to tenants under operating leases. As of June 30, 2025, no material lease concessions have been granted to tenants. As of June 30, 2025, OFG, as lessee, has not requested any lease concessions.

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
Investment securities
The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (“ICE”). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2, depending on the basis for determining fair value. At June 30, 2025, there was one security held-to-maturity, carried at amortized cost with no ACL established, classified as Level 3.
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
Collateral-dependent loans
OFG records nonrecurring fair value adjustments to collateral dependent loans to reflect (1) partial write-downs that are based on the fair value of the collateral in accordance with GAAP or (2) the full charge-off of the loan carrying value. The impairment is measured based on the fair value of the collateral less estimated costs to sell. The fair value of the collateral is derived from appraisals, market quotes, and customized discounting. Currently, the loans are classified as Level 3.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	June 30, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,399	$2,407,475	$—	$2,408,874
Trading securities	—	18	—	18
Money market investments	7,306	—	—	7,306
Servicing assets	—	—	68,588	68,588
	$8,705	$2,407,493	$68,588	$2,484,786

Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$6,435	$6,435
Foreclosed real estate	—	—	2,603	2,603
Other repossessed assets	—	—	4,760	4,760
Mortgage loans held for sale	—	—	14,590	14,590
Other loans held for sale	—	—	4,362	4,362
	$—	$—	$32,750	$32,750

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,150	$2,337,055	$—	$2,338,205
Trading securities	—	18	—	18
Money market investments	6,670	—	—	6,670
Servicing assets	—	—	70,435	70,435
	$7,820	$2,337,073	$70,435	$2,415,328

Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$6,877	$6,877
Foreclosed real estate	—	—	4,002	4,002
Other repossessed assets	—	—	6,595	6,595
Mortgage loans held for sale	—	—	13,286	13,286
Other loans held for sale	$—	$—	$4,446	4,446
	$—	$—	$35,206	$35,206
The fair value information included in the tables above for non-recurring fair value measurements is not as of period-end. Instead, it is as of the date that the fair value measurement was recorded closest to June 30, 2025 and December 31, 2024, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
At June 30, 2025, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances amounting to $6.4 million and an allowance of $300 thousand reflecting a fair value of $6.1 million. At December 31, 2024, collateral dependent loans valued using Level 3 inputs comprised loans with principal balances amounting to $6.9 million and an allowance of $115 thousand reflecting a fair value of $6.8 million.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2025 and 2024:
Level 3 Instruments Only

	Quarter Ended June 30,
	2025	2024
	Servicing Assets
	(In thousands)
Balance at beginning period	$69,238	$49,553
New instruments acquired	751	303
Principal repayments and amortization	(1,346)	(732)
(Losses) gains included in earnings	(55)	665
Balance at end of period	$68,588	$49,789

	Six-Month Period Ended June 30,
	2025	2024
	Servicing Assets
	(In thousands)
Balance at beginning of period	$70,435	$49,520
New instruments acquired	1,410	830
Principal repayments and amortization	(2,608)	(1,652)
(Losses) gains included in earnings	(649)	1,091
Balance at end of period	$68,588	$49,789
Servicing assets (losses) gains included in earnings during the quarters and six-month periods ended June 30, 2025 and 2024 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 7– Servicing Assets.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
There were no liabilities measured at fair value on a recurring basis and non-recurring basis at June 30, 2025 and December 31, 2024. The table below presents quantitative information for all assets measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)
Servicing assets	$68,588	Cash flow valuation	Constant prepayment rate	1.00% - 18.42%	5.65%
			Discount rate	10.00% - 15.50%	11.61%

Collateral dependent loans	$6,435	Fair value of property or collateral	Appraised value less disposition costs	9.20% - 33.20%	20.33%

Foreclosed real estate	$2,603	Fair value of property or collateral	Appraised value less disposition costs	9.20% - 33.20%	13.21%

Other repossessed assets	$4,760	Fair value of property or collateral	Estimated net realizable value less disposition costs	33.00% - 63.00%	51.02%

Mortgage loans held for sale	$14,590	Market prices	Pricing and execution whole loan	92.70% - 100.62%	97.66%

Other loans held for sale	$4,362	Bids or sales contract prices	Estimated market value	103.16% - 103.16%	103.16%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$70,435	Cash flow valuation	Constant prepayment rate	1.09% - 15.28%	5.83%
			Discount rate	10.00% - 15.50%	11.61%

Collateral dependent loans	$6,877	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	18.14%

Foreclosed real estate	$4,002	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	13.16%

Other repossessed assets	$6,595	Fair value of property or collateral	Estimated net realizable value less disposition costs	37.00% - 69.00%	54.73%

Mortgage loans held for sale	$13,286	Fair value of property	Estimated net realizable value	89.38% - 101.38%	95.01%

Other loans held for sale	$4,446	Bids or sales contract prices	Estimated market value	101.21% - 101.21%	101.21%
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
The estimated fair value is subjective in nature, involves uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect these fair value estimates. The fair value estimates do not take into consideration the value of future business and the value of assets and liabilities that are not financial instruments. Other significant tangible and intangible assets that are not considered financial instruments include the value of long-term retail deposits customer relationships and premises and equipment.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair value and carrying value of OFG’s financial instruments at June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$851,798	$851,798	$591,137	$591,137
Investment securities available-for-sale	$1,399	$1,399	$1,150	$1,150
Level 2
Financial Assets:
Trading securities	$18	$18	$18	$18
Investment securities available-for-sale	$2,407,475	$2,407,475	$2,337,055	$2,337,055
Investment securities held-to-maturity	$229,716	$281,186	$232,152	$292,158
Federal Home Loan Bank (FHLB) stock	$27,421	$27,421	$24,280	$24,280
Equity securities	$32,135	$32,135	$30,616	$30,616
Level 3
Financial Assets:
Investment securities held-to-maturity	$35,013	$35,000	$35,022	$35,000
Total loans, net (including loans held-for-sale)	$7,946,890	$8,009,599	$7,567,075	$7,633,831
Accrued interest receivable	$73,782	$73,782	$71,667	$71,667
Servicing assets	$68,588	$68,588	$70,435	$70,435
Accounts receivable and other assets	$65,416	$65,416	$70,191	$70,191
Financial Liabilities:
Deposits	$10,172,396	$10,144,165	$9,625,803	$9,604,786
Securities sold under agreements to repurchase	$27,354	$27,463	$75,226	$75,222
Advances from FHLB	$456,276	$456,530	$324,510	$325,952
Accrued expenses and other liabilities	$173,599	$173,599	$146,771	$146,771

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2025 and December 31, 2024:
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
•The fair value of servicing assets is estimated by using a cash flow valuation model, which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
•The fair value of the loan portfolio (including loans held-for-sale and non-performing loans) is based on the exit market price, which is estimated by segregating the portfolio by loan type, such as mortgage, commercial, consumer and auto. The fair value is calculated by discounting contractual cash flows. The discount rate used in such calculation considers a capital adjustment as well as other premiums for systemic risk, servicing costs, modeling and uncertainty risk, and impairment uncertainty.

•The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

•The fair value of borrowings, which include securities sold under agreements to repurchase and advances from FHLB are based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters and six-month periods ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Banking service revenues:
Electronic banking fees	$12,461	$14,718	$24,845	$28,408
Checking accounts fees	2,016	1,894	4,181	4,061
Savings accounts fees	315	307	612	615
Credit life commissions	53	73	77	77
Branch service commissions	267	275	594	621
Servicing and other loan fees	617	1,325	1,179	1,893
International fees	236	184	450	356
Miscellaneous income	17	5	25	9
Total banking service revenues	$15,982	$18,781	$31,963	$36,040

Wealth management revenue:
Insurance income	$4,418	$4,214	$8,325	$7,988
Broker fees	2,334	2,009	4,749	4,100
Trust fees	2,166	2,217	4,299	4,459
Total wealth management revenue	$8,918	$8,440	$17,373	$16,547

Mortgage banking activities:
Net servicing fees	$4,157	$4,101	$7,906	$8,052
Net gains on sale of mortgage loans and valuation	975	719	2,045	1,372
Net gain on repurchased loans and other	215	44	172	133
Total mortgage banking activities	$5,347	$4,864	$10,123	$9,557
Total banking and financial service revenues	$30,247	$32,085	$59,459	$62,144
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Mortgage Banking Activities
Mortgage banking activities such as servicing fees and valuation of servicing asset, gain on sale of mortgage loans, and gain on repurchased loans and other are out of the scope of ASC 606.

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

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, and OFG Reinsurance. The core operations of this segment are financial planning, securities brokerage services, investment advisory services, insurance, reinsurance, and corporate trust and retirement services.

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2025 and 2024:

	Quarter Ended June 30, 2025
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$158,778	$6	$36,975	$195,759	$(1,412)	$194,347
Interest expense	(35,426)	—	(8,405)	(43,831)	1,412	(42,419)
Net interest income	123,352	6	28,570	151,928	—	151,928
(Provision for) recapture of credit losses	(21,678)	—	—	(21,678)	—	(21,678)
Non-interest income, net	21,300	9,129	2	30,431	—	30,431
Non-interest expenses [1]:
Compensation and employee benefits	(36,962)	(2,320)	(283)	(39,565)	—	(39,565)
Occupancy, equipment and infrastructure costs	(9,335)	(191)	(18)	(9,544)	—	(9,544)
Depreciation and amortization of premises and equipment	(5,068)	(12)	(5)	(5,085)	—	(5,085)
Electronic banking charges	(12,276)	—	—	(12,276)	—	(12,276)
Information technology expenses	(6,636)	(42)	—	(6,678)	—	(6,678)
Professional and service fees	(3,935)	(825)	(53)	(4,813)	—	(4,813)
Loan servicing and clearing expenses	(1,705)	(337)	(130)	(2,172)	—	(2,172)
Amortization of other intangible assets	(289)	—	—	(289)	—	(289)
Intersegment expenses	975	(570)	(405)	—	—	—
Other [2]	(13,866)	(390)	(124)	(14,380)	—	(14,380)
Total non-interest expense	(89,097)	(4,687)	(1,018)	(94,802)	—	(94,802)
Income before income taxes	$33,877	$4,448	$27,554	$65,879	$—	$65,879
Income tax expense	(14,037)	—	(41)	(14,078)	—	(14,078)
Net income	$19,840	$4,448	$27,513	$51,801	$—	$51,801
Total assets	$10,007,703	$40,323	$3,469,640	$13,517,666	$(1,286,156)	$12,231,510
Expenditures for long-lived assets	$4,149	$—	$—	$4,149	$—	$4,149

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2025
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$313,805	$11	$72,408	$386,224	$(2,655)	$383,569
Interest expense	(69,956)	—	(15,269)	(85,225)	2,655	(82,570)
Net interest income	243,849	11	57,139	300,999	—	300,999
Provision for loan and lease losses, net	(47,368)	—	2	(47,366)	—	(47,366)
Non-interest income, net	42,000	17,946	2	59,948	—	59,948
Non-interest expenses [1]
Compensation and employee benefits	(73,748)	(5,191)	(558)	(79,497)	—	(79,497)
Occupancy, equipment and infrastructure costs	(18,875)	(369)	(34)	(19,278)	—	(19,278)
Depreciation and amortization of premises and equipment	(10,136)	(25)	(10)	(10,171)	—	(10,171)
Electronic banking charges	(21,946)	—	—	(21,946)	—	(21,946)
Information technology expenses	(12,875)	(97)	6	(12,966)	—	(12,966)
Professional and service fees	(8,358)	(1,467)	(106)	(9,931)	—	(9,931)
Loan servicing and clearing expenses	(3,281)	(927)	(198)	(4,406)	—	(4,406)
Amortization of other intangible assets	(577)	—	—	(577)	—	(577)
Intersegment expenses	1,805	(1,090)	(715)	—	—	—
Other [2]	(28,465)	(763)	(254)	(29,482)	—	(29,482)
Total non-interest expense	(176,456)	(9,929)	(1,869)	(188,254)	—	(188,254)
Income before income taxes	$62,025	$8,028	$55,274	$125,327	$—	$125,327
Income tax expense	(27,845)	(17)	(92)	(27,954)	—	(27,954)
Net income	$34,180	$8,011	$55,182	$97,373	$—	$97,373
Total assets	$10,007,703	$40,323	$3,469,640	$13,517,666	$(1,286,156)	$12,231,510
Expenditures for long-lived assets	$8,498	$1	$—	$8,499	$—	$8,499

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
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $281.0 million and $302.4 million at June 30, 2025 and 2024, respectively, to fund Oriental Overseas operations is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year periods was mainly as a result of higher interest rate.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2024
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$155,681	$4	$32,929	$188,614	$(956)	$187,658
Interest expense	(37,654)	—	(3,635)	(41,289)	956	(40,333)
Net interest income	118,027	4	29,294	147,325	—	147,325
(Provision for) recapture of credit losses, net	(15,589)	—	8	(15,581)	—	(15,581)
Non-interest income, net	24,723	7,654	99	32,476	—	32,476
Non-interest expenses [1]:
Compensation and employee benefits	(35,903)	(2,320)	(244)	(38,467)	—	(38,467)
Occupancy, equipment and infrastructure costs	(8,865)	(182)	(32)	(9,079)	—	(9,079)
Depreciation and amortization of premises and equipment	(5,304)	(5)	(5)	(5,314)	—	(5,314)
Electronic banking charges	(11,687)	—	—	(11,687)	—	(11,687)
Information technology expenses	(6,543)	(22)	—	(6,565)	—	(6,565)
Professional and service fees	(4,174)	(899)	(44)	(5,117)	—	(5,117)
Loan servicing and clearing expenses	(1,504)	(277)	(109)	(1,890)	—	(1,890)
Amortization of other intangibles assets	(346)	—	—	(346)	—	(346)
Intersegment expenses	415	(243)	(172)	—	—	—
Other [2]	(13,185)	(913)	(397)	(14,495)	—	(14,495)
Total non-interest expense	(87,096)	(4,861)	(1,003)	(92,960)	—	(92,960)
Income before income taxes	$40,065	$2,797	$28,398	$71,260	$—	$71,260
Income tax expense	(20,096)	5	(38)	(20,129)	—	(20,129)
Net income	$19,969	$2,802	$28,360	$51,131	$—	$51,131
Total assets	$9,360,801	$36,217	$3,055,720	$12,452,738	$(1,193,653)	$11,259,085
Expenditures for long-lived assets	$4,717	$—	$—	$4,717	$—	$4,717

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2024
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$306,676	$13	$66,426	$373,115	$(2,031)	$371,084
Interest expense	(73,503)	—	(8,185)	(81,688)	2,031	(79,657)
Net interest income	233,173	13	58,241	291,427	—	291,427
(Provision for) recapture of credit losses, net	(30,814)	—	112	(30,702)	—	(30,702)
Non-interest income, net	47,788	15,029	7	62,824	—	62,824
Non-interest expenses [1]
Compensation and employee benefits	(73,188)	(4,590)	(505)	(78,283)	—	(78,283)
Occupancy, equipment and infrastructure costs	(17,700)	(350)	(65)	(18,115)	—	(18,115)
Depreciation and amortization of premises and equipment	(10,580)	(10)	(10)	(10,600)	—	(10,600)
Electronic banking charges	(22,053)	—	—	(22,053)	—	(22,053)
Information technology expenses	(13,099)	(69)	—	(13,168)	—	(13,168)
Professional and service fees	(7,434)	(1,578)	(109)	(9,121)	—	(9,121)
Loan servicing and clearing expenses	(2,947)	(804)	(249)	(4,000)	—	(4,000)
Amortization of other intangible assets	(692)	—	—	(692)	—	(692)
Intersegment expenses	839	(510)	(329)	—	—	—
Other [2]	(25,808)	(1,739)	(793)	(28,340)	—	(28,340)
Total non-interest expense	(172,662)	(9,650)	(2,060)	(184,372)	—	(184,372)
Income before income taxes	$77,485	$5,392	$56,300	$139,177	$—	$139,177
Income tax expense	(38,262)	(8)	(84)	(38,354)	—	(38,354)
Net income	$39,223	$5,384	$56,216	$100,823	$—	$100,823
Total assets	$9,360,801	$36,217	$3,055,720	$12,452,738	$(1,193,653)	$11,259,085
Expenditures for long-lived assets	$10,903	$—	$—	$10,903	$—	$10,903

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item I, “Financial Statements” of this quarterly report on Form 10-Q. This discussion and analysis section contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this quarterly report on Form 10-Q for the quarter ended June 30, 2025 and set forth in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), as supplemented and amended by any subsequent quarterly reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

During the six-month period ended June 30, 2025, OFG repurchased 768,423 shares for a total of $31.1 million at an average price of $40.46 per share under its current open-ended stock repurchase programs. At June 30, 2025, the estimated remaining number of shares that may be purchased under the new $100.0 million repurchase program is 2,303,476 and was calculated by dividing the remaining balance of $98.6 million by $42.80 (closing price of OFG’s common stock at June 30, 2025).
Economic Conditions
We believe that Puerto Rico’s economy continues to have a positive outlook. The Puerto Rico Economic Activity Index, published by the Economic Development Bank for Puerto Rico, stood at 127.6 points in March 2025, reflecting a 0.2% increase on a month-to-month basis and a 1.0% decrease compared to the same period in the prior year. However, we believe that the recovery in economic activity has demonstrated a consistent upward trend over recent fiscal and calendar years. Data from the Economic Development Bank for Puerto Rico indicates that both wages and labor participation rates are rising. Total non-farm payroll employment averaged 963,200 jobs in February 2025, representing a month-over-month increase of 0.2% and an annual growth of 1.2%. The local business environment remains positive, with ongoing progress in public and private sector investments. Nonetheless, OFG remains vigilant to increased global economic and geopolitical volatility and its potential effects on Puerto Rico’s economy, which could affect our business and operational results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2024 Form 10-K.

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. As part of OFG’s continuous enhancement to the allowance for credit losses methodology, during the six-month period ended June 30, 2025, an assessment of the weight of probability scenarios for the Puerto Rico loan segment was performed and updated to use a higher probability level in the moderate recessionary scenario. This change in the allowance for credit losses is considered a change in accounting estimate as per the provisions of ASC 250-10, where adjustments should be made prospectively. Apart from the foregoing change, there have been no material changes in the methods that we used to formulate these critical accounting estimates from those discussed in our 2024 Form 10-K.
FINANCIAL HIGHLIGHTS

We believe that the quarter ended June 30, 2025 reflected strong operating performance at all levels. Earnings per share diluted increased 6.5% year-over-year on a 1.5% increase in total core revenues. Highlights included steady core deposit flows and strong loan origination, as well as solid overall financial metrics, driven by return on average assets and equity. We believe that credit reflected Puerto Rico’s stable economy, with both individuals and businesses holding high levels of liquidity.
We believe that the growth of OFG’s omnichannel digital strategy demonstrates strong momentum, and we continue to invest in and deploy new tools to improve our customer experience to deepen relationships and drive efficiencies. In the quarter ended June 30, 2025, we launched Oriental Marketplace, a branded digital platform accessible via the Bank’s self-service portal, offering curated discounts and benefits on shopping, travel, entertainment , and more. We also introduced the DGI money market fund. Separately, we repurchased 186,024 shares through our share repurchase programs.

OFG ended the quarter ended June 30, 2025 with record assets of $12.2 billion, core deposits of $9.9 billion, and loans held for investment of $8.2 billion.

Second Quarter of 2025:
Earnings per share diluted was $1.15 compared to $1.00 in the first quarter of 2025 and $1.08 in the second quarter of 2024. Net income of $51.8 million compared to $45.6 million in the first quarter of 2025 and $51.1 million in the second quarter of 2024.

Performance metrics: Net interest margin of 5.31%, return on average assets of 1.73%, return on average tangible common stockholders’ equity of 16.96%, and efficiency ratio of 52.04%.

Total Interest Income of $194.3 million compared to $189.2 million in the first quarter of 2025 and $187.7 million in the second quarter of 2024. Compared to the first quarter of 2025, total interest income in the second quarter of 2025 increased $5.1 million, reflecting higher average balances of loans and cash and $1.5 million from one additional business day.
Total Interest Expense of $42.4 million compared to $40.2 million in the first quarter of 2025 and $40.3 million in the second quarter of 2024. Compared to the first quarter of 2025, the total interest expense in the second quarter of 2025 increased by $2.3 million, reflecting higher average balances of wholesale funding and deposits and $0.4 million from one additional business day.
Total Banking and Financial Service Revenues of $30.2 million compared to $29.2 million in the first quarter of 2025 and $32.1 million in the second quarter of 2024. Compared to the first quarter of 2025, the total banking and financial service revenue in the second quarter of 2025 primarily reflected increases in mortgage banking activities and wealth management.
Pre-Provision Net Revenues of $87.6 million compared to $85.1 million in the first quarter of 2025 and $86.8 million in the second quarter of 2024.
Total Provision for Credit Losses of $21.7 million compared to $25.7 million in the first quarter of 2025 and $15.6 million in the second quarter of 2024. The total provision for credit losses in the second quarter of 2025 primarily reflected $17.2 million for increased loan volume, $3.7 million in specific reserves on four commercial loans, and $0.7 million due to alignment of model assumptions and risk weighting factors mainly in Puerto Rico.
Credit Quality: Net charge-offs (“NCOs”) of $12.8 million (0.64% of average loans) compared to $20.4 million (1.05%) in the first quarter of 2025 and $15.0 million (0.79%) in the second quarter of 2024. The early and total delinquency rates in the second quarter of 2025 were 2.46% and 3.59%, respectively, and the nonperforming loan rate was 1.19%.
Total Non-Interest Expense of $94.8 million compared to $93.5 million in the first quarter of 2025 and $93.0 million in the second quarter of 2024. Compared to the first quarter of 2025, the total non-interest expense in the second quarter of 2025 reflected $1.4 million lower payroll taxes and foreclosed real estate costs compared to the first quarter of 2025, which also benefited from a $3.1 million volume incentive payment from a business partner.
Income Tax Expense of $14.1 million compared to $13.9 million in the first quarter of 2025 and $20.1 million in the second quarter of 2024. The effective tax rate in the second quarter of 2025 was 21.37%, reflecting an anticipated rate of 24.90% for the year, and the benefit of $1.7 million in discrete items.
Loans Held for Investment of $8.18 billion compared to $7.85 billion in the first quarter of 2025 and $7.64 billion in the second quarter of 2024. Loans held for investment in the second quarter of 2025 increased by 4.2% sequentially and by 7.08% year-over-year, primarily reflecting OFG’s strategy to increase commercial lending.
New Loan Production of $783.7 million compared to $558.9 million in the first quarter of 2025 and $589.0 million in the second quarter of 2024. Compared to the first quarter of 2025, new loan production in the second quarter of 2025 reflected production increases in all lending channels in both Puerto Rico and the U.S.
Total Investments of $2.78 billion compared to $2.79 billion in the first quarter of 2025 and $2.48 billion in the second quarter of 2024. The total investments in the second quarter of 2025 reflected repayments mostly offset by purchases of $50 million of mortgage-backed securities yielding 5.55% and the securitization of our conforming mortgage lending production.
Customer Deposits of $9.90 billion increased $138.7 million from $9.76 billion in the first quarter of 2025 and $291.0 million from $9.60 billion in the second quarter of 2024. Compared to the first quarter of 2025, the second quarter of 2025 reflected higher time and savings deposit balances, partially offset by lower demand deposit balances. Deposits also reflected higher commercial and government balances, partially offset by lower retail balances.

Total Borrowings and Brokered Deposits of $732.3 million compared to $421.5 million in the first quarter of 2025 and $201.2 million in the second quarter of 2024. Total borrowings and brokered deposits in the second quarter of 2025 primarily reflected $200 million in a new two-year FHLB advance at 4.13% and $82.5 million in additional brokered deposits to increase liquidity and fund strategic growth in commercial loans.
Cash and Cash Equivalents of $851.8 million compared to $710.6 million in the first quarter of 2025 and $740.4 million in the second quarter of 2024. Cash and cash equivalents in the second quarter of 2025 include cash from the above-mentioned wholesale funding source.
Capital: CET1 ratio was 13.99% compared to 14.27% in the first quarter of 2025 and 14.29% in the second quarter of 2024. Tangible Common Equity ratio was 10.20% compared to 10.30% in the first quarter of 2025 and 10.09% in the second quarter of 2024. Tangible Book Value per share was $27.67 compared to $26.66 in the first quarter of 2025 and $24.18 in the second quarter of 2024.
Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2025	2024	Variance %	2025	2024	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$194,347	$187,658	3.6%	$383,569	$371,084	3.4%
Interest expense	42,419	40,333	5.2%	82,570	79,657	3.7%
Net interest income	151,928	147,325	3.1%	300,999	291,427	3.3%
Provision for credit losses	21,678	15,581	39.1%	47,366	30,702	54.3%
Net interest income after provision for credit losses	130,250	131,744	(1.1)%	253,633	260,725	(2.7)%
Non-interest income	30,431	32,476	(6.3)%	59,948	62,824	(4.6)%
Non-interest expenses	94,802	92,960	2.0%	188,254	184,372	2.1%
Income before taxes	65,879	71,260	(7.6)%	125,327	139,177	(10.0)%
Income tax expense	14,078	20,129	(30.1)%	27,954	38,354	(27.1)%
Net income available to common shareholders	$51,801	$51,131	1.3%	$97,373	$100,823	(3.4)%
PER SHARE DATA:
EPS Basic	$1.15	$1.09	5.5%	$2.16	$2.14	0.9%
EPS Diluted	$1.15	$1.08	6.5%	$2.15	$2.13	0.9%
Average common shares outstanding	44,854	46,952	(4.5)%	45,074	47,024	(4.1)%
Average common shares outstanding and equivalents	45,033	47,131	(4.5)%	45,265	47,244	(4.2)%
Cash dividends declared per common share	$0.30	0.25	20.0%	$0.60	0.50	20.0%
Cash dividends declared on common shares	$15,709	11,951	31.4%	$26,882	23,747	13.2%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.73%	1.82%	(4.9)%	1.65%	1.80%	(8.3)%
Return on average tangible common stockholders’ equity (non-GAAP, see Table 17)	16.96%	18.24%	(7.0)%	16.13%	18.08%	(10.8)%
Return on average common equity (ROE)	15.71%	16.71%	(6.0)%	14.92%	16.55%	(9.8)%
Efficiency ratio	52.04%	51.81%	0.4%	52.23%	52.15%	0.2%
Interest rate spread	5.17%	5.36%	(3.5)%	5.22%	5.31%	(1.7)%
Interest rate margin	5.31%	5.51%	(3.6)%	5.37%	5.45%	(1.5)%

	June 30,	December 31,
	2025	2024
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,784,634	$2,720,277
Loans, net	8,009,599	7,633,831
Total investments and loans	$10,794,233	$10,354,108
Deposits and borrowings
Deposits	$10,144,165	$9,604,786
Securities sold under agreements to repurchase	27,463	75,222
Advances from FHLB and other borrowings	456,530	325,952
Total deposits and borrowings	$10,628,158	$10,005,960
Stockholders’ equity
Common stock	59,885	59,885
Additional paid-in capital	639,901	639,786
Legal surplus	178,834	169,537
Retained earnings	833,187	771,993
Treasury stock, at cost	(328,572)	(296,991)
Accumulated other comprehensive loss	(48,782)	(89,839)
Total stockholders’ equity	$1,334,453	$1,254,371
Per share data
Book value per common share	$29.83	$27.60
Tangible book value per common share (non-GAAP, see Table 17)	$27.67	$25.43
Market price	$42.80	$42.32
Capital ratios
Leverage capital	10.83%	10.93%
Common equity Tier 1 capital	13.99%	14.26%
Tier 1 risk-based capital	13.99%	14.26%
Total risk-based capital	15.25%	15.52%
Financial assets managed
Trust assets managed	$2,371,430	$2,262,446
Broker-dealer assets managed	2,454,101	2,246,884
Total assets managed	$4,825,531	$4,509,330

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2025 and 2024.
TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE FOR THE QUARTERS ENDED JUNE 30, 2025 AND 2024

	Interest		Average rate		Average balance
	June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
A - TAX-EQUIVALENT SPREAD (Non-GAAP)
Interest-earning assets	$194,347	$187,658	6.80%	7.02%	$11,466,602	$10,758,623
Tax-equivalent adjustment	3,808	3,566	0.13%	0.13%	—	—
Interest-earning assets - tax- equivalent (1)	198,155	191,224	6.93%	7.15%	11,466,602	10,758,623
Interest-bearing liabilities	42,419	40,333	1.63%	1.65%	10,408,780	9,821,311
Tax-equivalent net interest income / spread	155,736	150,891	5.30%	5.50%	1,057,822	937,312
Tax-equivalent interest rate margin			5.43%	5.63%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	29,282	24,666	4.25%	3.96%	2,756,356	2,489,488
Interest bearing cash and money market investments	8,078	8,735	4.34%	5.35%	746,356	656,728
Total investments	37,360	33,401	4.28%	4.27%	3,502,712	3,146,216
Non-PCD loans
Mortgage	8,132	8,214	5.67%	5.62%	573,824	584,420
Commercial	57,157	59,658	7.27%	8.16%	3,160,081	2,941,010
Consumer	20,158	19,016	11.58%	11.54%	697,938	662,680
Auto	56,350	50,853	8.58%	8.56%	2,635,524	2,388,524
Total Non-PCD loans	141,797	137,741	8.05%	8.42%	7,067,367	6,576,634
PCD loans
Mortgage	12,270	14,059	6.09%	6.28%	806,162	895,163
Commercial	2,899	2,406	12.95%	6.93%	89,565	138,910
Consumer	14	17	8.79%	10.94%	643	635
Auto	7	34	18.57%	12.76%	153	1,065
Total PCD loans	15,190	16,516	6.78%	6.38%	896,523	1,035,773
Total loans (2)	156,987	154,257	7.91%	8.15%	7,963,890	7,612,407
Total interest-earning assets	194,347	187,658	6.80%	7.02%	11,466,602	10,758,623

	Interest		Average rate		Average balance
	June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Interest-bearing liabilities:
Deposits:
NOW Accounts	15,451	20,964	1.93%	2.45%	3,211,382	3,448,144
Savings and money market	5,175	4,587	0.98%	0.91%	2,119,036	2,020,653
Time deposits	13,960	11,109	3.07%	2.88%	1,824,006	1,552,829
	34,586	36,660	1.94%	2.10%	7,154,424	7,021,626
Brokered deposits	2,350	21	4.14%	5.28%	227,659	1,566
	36,936	36,681	2.01%	2.10%	7,382,083	7,023,192
Non-interest bearing deposits	—	—	—	—	2,581,877	2,578,216
Fair value premium and core deposit intangible amortizations	943	1,131	—%	—%	—	—
Total deposits	37,879	37,812	1.52%	1.58%	9,963,960	9,601,408
Borrowings:
Securities sold under agreements to repurchase	120	—	4.56%	—%	10,517	—
Advances from FHLB and other borrowings	4,420	2,521	4.08%	4.61%	434,303	219,903
Total borrowings	4,540	2,521	4.09%	4.61%	444,820	219,903
Total interest-bearing liabilities	42,419	40,333	1.63%	1.65%	10,408,780	9,821,311
Net interest income / spread	$151,928	$147,325	5.17%	5.36%
Interest rate margin			5.31%	5.51%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,057,822	$937,312
Average interest-earning assets to average interest-bearing liabilities ratio					110.16%	109.54%
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

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$2,817	$1,799	$4,616
Interest bearing cash and money market investments	1,098	(1,755)	(657)
Loans	8,009	(5,279)	2,730
Total interest income	11,924	(5,235)	6,689
Interest Expense:
NOW Accounts	(1,365)	(4,148)	(5,513)
Savings and money market	230	358	588
Time deposits	2,403	448	2,851
Brokered deposits	2,335	(6)	2,329
Fair value premium and core deposit intangible amortizations	—	(188)	(188)
Securities sold under agreements to repurchase	60	60	120
Advances from FHLB and other borrowings	2,211	(312)	1,899
Total interest expense	5,874	(3,788)	2,086
Net Interest Income	$6,050	$(1,447)	$4,603
TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2025 AND 2024

	Interest		Average rate		Average balance
	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD (Non-GAAP)
Interest-earning assets	$383,569	371,084	6.84%	6.94%	$11,310,263	$10,749,306
Tax equivalent adjustment	7,395	7,756	0.13%	0.14%	—	—
Interest-earning assets - tax- equivalent (1)	390,964	378,840	6.97%	7.08%	11,310,263	10,749,306
Interest-bearing liabilities	82,570	79,657	1.62%	1.63%	10,275,464	9,816,806
Tax equivalent net interest income / spread	308,394	299,183	5.35%	5.45%	1,034,799	932,500
Tax equivalent interest rate margin			5.48%	5.59%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	58,781	50,502	4.25%	3.97%	2,765,180	2,543,515
Interest bearing cash and money market investments	14,393	16,731	4.33%	5.35%	670,264	628,709
Total investments	73,174	67,233	4.30%	4.24%	3,435,444	3,172,224
Non-PCD loans
Mortgage loans	16,255	16,443	5.66%	5.59%	574,685	588,021
Commercial loans	112,384	116,893	7.35%	7.99%	3,091,238	2,933,046
Consumer loans	39,943	37,639	11.58%	11.51%	695,428	657,451
Auto loans	110,905	99,738	8.59%	8.54%	2,604,984	2,347,823
Total Non-PCD loans	279,487	270,713	8.09%	8.34%	6,966,335	6,526,341

	Interest		Average rate		Average balance
	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
PCD loans
Mortgage loans	25,209	28,485	6.17%	6.28%	817,719	907,411
Commercial loans	5,644	4,526	12.56%	6.40%	89,889	141,399
Consumer loans	37	35	11.13%	11.23%	658	629
Auto loans	18	92	16.36%	14.22%	218	1,302
Total PCD loans	30,908	33,138	6.80%	6.31%	908,484	1,050,741
Total loans (2)	310,395	303,851	7.95%	8.06%	7,874,819	7,577,082
Total interest-earning assets	$383,569	$371,084	6.84%	6.94%	$11,310,263	$10,749,306

Interest-bearing liabilities:
Deposits:
NOW Accounts	30,347	41,479	1.91%	2.41%	3,202,286	3,460,498
Savings accounts	10,202	9,004	0.98%	0.89%	2,106,304	2,031,759
Time deposits	27,738	21,032	3.09%	2.79%	1,809,840	1,516,791
Total core deposits	68,287	71,515	1.94%	2.05%	7,118,430	7,009,048
Brokered deposits	3,997	824	4.17%	5.50%	193,132	30,152
	72,284	72,339	1.99%	2.06%	7,311,562	7,039,200
Non-interest bearing deposits	—	—	—%	—%	2,561,921	2,557,268
Fair value premium and core deposit intangible amortizations	1,887	2,265	—%	—%	—	—
Total deposits	74,171	74,604	1.51%	1.56%	9,873,483	9,596,468
Borrowings:
Securities sold under agreements to repurchase	830	—	4.54%	—%	36,878	—
Advances from FHLB and other borrowings	7,569	5,053	4.18%	4.61%	365,103	220,338
Total borrowings	8,399	5,053	4.21%	4.61%	401,981	220,338
Total interest-bearing liabilities	82,570	79,657	1.62%	1.63%	10,275,464	9,816,806
Net interest income / spread	$300,999	$291,427	5.22%	5.31%
Interest rate margin			5.37%	5.45%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,034,799	$932,500
Average interest-earning assets to average interest-bearing liabilities ratio					110.07%	109.50%
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

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$4,501	$3,778	$8,279
Interest-bearing cash and money market investments	1,044	(3,382)	(2,338)
Loans	13,512	(6,968)	6,544
Total interest income	19,057	(6,572)	12,485
Interest Expense:
NOW accounts	(2,192)	(8,940)	(11,132)
Savings accounts	247	951	1,198
Time deposits	5,127	1,579	6,706
Brokered deposits	3,418	(245)	3,173
Fair value premium and core deposit intangible amortizations	—	(378)	(378)
Securities sold under agreements to repurchase	830	—	830
Advances from FHLB and other borrowings	3,038	(522)	2,516
Total interest expense	10,468	(7,555)	2,913
Net Interest Income	$8,589	$983	$9,572
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
Comparison of quarters ended June 30, 2025 and 2024
Net interest income of $151.9 million increased $4.6 million from $147.3 million. Tax equivalent basis net interest income of $155.7 million increased $4.8 million, or 3.2%, from $150.9 million.
Interest rate spread decreased 19 basis points to 5.17% from 5.36% and net interest margin decreased 20 basis points to 5.31% from 5.51%. This reflects a decrease of 22 basis point in the total average yield of interest-earning assets.
Net interest income was positively impacted by:
•A $4.6 million increase in interest income from investments securities, primarily due to the acquisition of higher-yield investment securities. It reflects higher yield by 29 basis points, which contributed to an increase in interest income of approximately $1.8 million and higher average volume of $266.9 million, resulting in an increase in interest income of approximately $2.8 million; and
•A $2.7 million increase in interest income from loans, primarily driven by: (i) higher interest income of $5.5 million from auto loans, mainly due to an increase in the average balance of this portfolio by $246.1 million from newly originated loans; and (ii) higher interest income of $1.1 million from consumer loans, mainly due to an increase in the average balance of this portfolio by $35.3 million. These increases were partially offset by lower interest income of: (i) $2.0 million from commercial loans, reflecting the repricing of variable rate loans at lower market rates; and (ii) $1.9 million from residential mortgage loans, reflecting a decrease in the average balance of this portfolio by $99.6 million, mainly from the securitization and sale of conforming loans and regular paydowns.
These increases were offset by higher interest expense of $2.1 million from interest paid on borrowings of $2.0 million reflecting FHLB advances and securities under agreements to repurchase taken during 2025 and 2024, and lower interest income on interest bearing cash and money market investments of $0.7 million, reflecting the impact of lower market rates.

Comparison of the six-month periods ended June 30, 2025 and 2024
Net interest income of $301.0 million increased by $9.6 million from $291.4 million. Tax equivalent basis net interest income of $308.4 million increased by $9.2 million, or 3.1%, from $299.2 million.
Interest rate spread decreased by 9 basis points to 5.22% from 5.31% and net interest margin decreased by 8 basis points to 5.37% from 5.45%. This reflects a decrease of 10 basis points in the total average yield of interest-earning assets.
Net interest income was positively impacted by:
•A $8.3 million increase in interest income from investment securities, primarily due to the acquisition of higher-yield investment securities in 2024 and 2025. Purchases contributed to higher average volume of $221.7 million, which resulted in an increase in interest income of $4.5 million, and higher yield by 28 basis points, which contributed to the increase in net interest income of $3.8 million; and
•A $6.5 million increase in interest income from loans driven by higher interest income from: (i) auto loans of $11.1 million reflecting higher originations in 2025; and (ii) consumer loans of $2.3 million mainly due to an increase of $38.0 million in the average balance of this portfolio. These increases were partially offset by lower interest income of: (i) $3.5 million from mortgage loans due to a reduction of $103.0 million in the average balance of this portfolio, mainly from the securitization and sale of conforming loans and regular paydowns; and (ii) commercial loans of $3.4 million, reflecting the repricing of variable rate loans at lower market rates.
These increases were partially offset by higher interest expense of $2.9 million from interest paid on borrowings of $3.3 million from FHLB advances and securities under agreements to repurchase in 2024 and 2025, and lower interest income on interest bearing cash and money market investments of $2.3 million, reflecting the impact of lower market rates.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2025	2024	Variance %	2025	2024	Variance %
	(In thousands)			(In thousands)
Banking service revenue	$15,982	$18,781	(14.9)%	$31,963	$36,040	(11.3)%
Wealth management revenue	8,918	8,440	5.7%	17,373	16,547	5.0%
Mortgage banking activities	5,347	4,864	9.9%	10,123	9,557	5.9%
Total banking and financial service revenue	30,247	32,085	(5.7)%	59,459	62,144	(4.3)%
Net loss on sale of securities	—	—	—%	—	(7)	(100.0)%
Other non-interest income	184	391	(52.9)%	489	687	(28.8)%
Total non-interest income	$30,431	$32,476	(6.3)%	$59,948	$62,824	(4.6)%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains or losses on sales of assets.
Comparison of quarters ended June 30, 2025 and 2024

OFG recorded non-interest income in the amount of $30.4 million, compared to $32.5 million, a decrease of 6.3% or $2.0 million. The decrease in non-interest income was mainly due to a $2.8 million decrease in banking service revenues as a result of reduced interchange fees from the implementation of Durbin Amendment which took effect for the Bank on July 1, 2024.
This decrease was partially offset by:
•A $478 thousand increase in wealth management revenues, mainly due to higher revenues from: (i) insurance income by $203 thousand, reflecting increases in annuities and insurance policies, and (ii) higher broker-dealer fees by $297 thousand from investment advisory service fees and mutual funds retailer fees; and
•A $483 thousand increase in mortgage banking activities, mainly due to higher: (i) servicing fees of $1.1 million driven by the purchase of a servicing portfolio in late 2024; (ii) gain on sale of loans and securitizations of $256 thousand, and (iii) higher gain in repurchased loans of $170 thousand, mainly related to FNMA. These increases were partially offset by a $1.0 million unfavorable variance in the valuation of mortgage servicing rights.
Comparison of the six-month periods ended June 30, 2025 and 2024
OFG’s non-interest income of $59.9 million decreased by $2.9 million from $62.8 million. The decrease in non-interest income was mainly due to a $4.1 million decrease in banking service revenues as a result of: (i) reduced interchange fees of $4.9 million reflecting the implementation of Durbin Amendment; and (ii) lower prepayment fees of $715 thousand, mainly from commercial loans, partially offset by an increase of $965 thousand in higher merchant business activity.
Decrease was offset by:
•An $826 thousand increase in wealth management revenue primarily reflecting higher revenues from: (i) broker-dealer fees of $594 thousand related to investment advisory service fees and mutual funds retailer fees, and (ii) insurance income by $337 thousand, reflecting increases in annuities and insurance policies.
•An $566 thousand increase in mortgage banking activities, mainly due to higher: (i) servicing fees of $2.1 million driven by the purchase of a servicing portfolio in late 2024, and (ii) gain on sale of loans and securitization of $674 thousand, which includes $368 thousand favorable market valuation for held-for-sale loans and $306 thousand higher gain on securitization and sales. These increases were partially offset by a $2.2 million unfavorable variance in the valuation of mortgage servicing rights.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2025	2024	Variance %	2025	2024	Variance %
	(In thousands)			(In thousands)
Compensation and employee benefits	$39,565	$38,467	2.9%	$79,497	$78,283	1.6%
Occupancy, equipment and infrastructure costs	14,629	14,393	1.6%	29,449	28,715	2.6%
Electronic banking charges	12,276	11,687	5.0%	21,946	22,053	(0.5)%
Information technology expenses	6,678	6,565	1.7%	12,966	13,168	(1.5)%
Professional and service fees	4,813	5,117	(5.9)%	9,931	9,121	8.9%
Taxes, other than payroll and income taxes	3,743	3,224	16.1%	7,469	6,467	15.5%
Insurance	3,025	3,117	(3.0)%	5,791	5,793	—%
Loan servicing and clearing expenses	2,172	1,890	14.9%	4,406	4,000	10.2%
Advertising, business promotion, and strategic initiatives	2,544	2,445	4.1%	5,161	4,824	7.0%
Communication	1,221	1,219	0.2%	2,340	2,300	1.7%
Printing, postage, stationery and supplies	983	939	4.7%	2,129	1,898	12.2%
Foreclosed real estate and other repossessed assets expenses (income), net	310	(731)	(142.4)%	1,338	(63)	2,223.8%
Other	2,843	4,628	(38.6)%	5,831	7,813	(25.4)%
Total non-interest expenses	$94,802	$92,960	2.0%	$188,254	$184,372	2.1%
Relevant ratios and data:
Efficiency ratio	52.04%	51.81%		52.23%	52.15%
Compensation and benefits to non-interest expense	41.73%	41.38%		42.23%	42.46%
Compensation to average total assets owned	1.32%	1.37%		1.35%	1.40%
Number of employees end of period	2,222	2,239		2,222	2,239
Average number of employees	2,213	2,226		2,222	2,229
Average compensation per employee (in thousands)	$71.52	$69.11		$71.55	$70.24
Average loans per average employee	$3,599	$3,419		$3,544	$3,399
Non-Interest Expense
Comparison of quarters ended June 30, 2025 and 2024
Non-interest expense was $94.8 million, representing an increase of 2.0% or $1.8 million, compared to $93.0 million. The increase in non-interest expense was mainly due to:
•Increase of $1.1 million in compensation and employee benefits, as a result of higher salaries and benefits, including payroll taxes;
•Increase of $1.0 million in foreclosed real estate and other repossessed assets expenses (income), net, due to lower gains on sale of foreclosed real estate of $1.8 million from lower volume of properties sold, partially offset by a $1.0 million increase in gains from the sale of other repossessed assets;
•Increase of $589 thousand in electronic banking charges, mainly due to increased transaction volumes; and
•Increase of $519 thousand in taxes, other than payroll and income taxes, mainly related to higher municipal taxes recorded during the quarter.

The increase in non-interest expense was partially offset by a $1.8 million reduction in other expenses, mainly due to lower: (i) accrual recorded for potential losses, operational errors, loss on theft not covered by insurance premiums, uncollectible receivables, among other transactions of $596 thousand; (ii) charitable contributions by $557 thousand; and (iii) travel, meals and trainings expenses of $303 thousand.
The efficiency ratio was 52.04% compared to 51.81%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that were excluded from the adjusted efficiency ratio computation for the quarters ended June 30, 2025 and 2024 amounted to $184 thousand and $391 thousand, respectively.
Comparison of the six-month periods ended June 30, 2025 and 2024
Non-interest expense was $188.3 million, representing an increase of 2.1% or $3.9 million, compared to $184.4 million. The increase in non-interest expense was mainly due to:
•Increase in foreclosed real estate and other repossessed assets expenses, net of income, of $1.4 million primarily reflecting $2.2 million in lower gains on sale of foreclosed real estate due to lower volume of properties sold, partially offset by a $938 thousand increase in gains from the sale of other repossessed assets.
•Increase in compensation and employee benefits of $1.2 million as a result of higher salaries and benefits, including payroll taxes;
•Increase in taxes, other than payroll and income taxes, of $1.0 million related to higher municipal taxes recorded during the period;
•Increase in professional and service fees of $810 thousand mainly due to higher compliance-related expenses.
The increase in non-interest expense was partially offset by a $2.0 million reduction in other expenses, mainly due to lower: (i) accrual recorded for potential losses, operational errors, loss on theft not covered by insurance premiums, uncollectible receivables, among other transactions of $1.4 million, and (ii) charitable contributions of $615 thousand.
The efficiency ratio was 52.23%, an increase from 52.15%. Amounts presented as part of non-interest income that were excluded from the efficiency ratio computation for six-month periods ended June 30, 2025 and 2024 amounted to $489 thousand and $680 thousand, respectively.
Provision for Credit Losses
Comparison of quarters ended June 30, 2025 and 2024
Provision for credit losses increased by $6.1 million to $21.7 million from $15.6 million. The provision for credit losses for the second quarter of 2025, reflected adjustments of $17.2 million for increased loan volume, $3.7 million in specific reserves, and $0.7 million due to alignment of model assumptions and risk weighting factors mainly in Puerto Rico.
The provision for credit losses for the second quarter of 2024 reflected a provision of $11.3 million related to the growth in loan balances, $2.8 million related to commercial-specific loan reserves, mainly in the US commercial loan portfolio, $2.1 million associated with qualitative adjustment, mainly in auto loans, and $1.5 million in loss rate models. These increases were partially offset by $2.0 million in changes the economic model.
Comparison of the six-month periods ended June 30, 2025 and 2024
Provision for credit losses increased $16.7 million to $47.4 million from $30.7 million. The provision for credit losses for the six-month period ended June 30, 2025, reflected adjustments of $34.6 million related to loan volume, $8.5 million in specific reserves and $6.0 million due to alignment of model assumptions and risk weighting factors mainly in Puerto Rico.

The provision for credit losses for the six-month period ended June 30, 2024, reflected adjustments of $26.4 million related to the growth in loan balances, $4.5 million from loss rate model and $2.9 million related to commercial-specific loan reserves, mainly in the US commercial loan portfolio, offset by a $4.9 million release from economic model.

Income Tax Expense
Comparison of quarters ended June 30, 2025 and 2024
Income tax expense for the quarter ended June 30, 2025 decreased by $6.1 million to $14.1 million from $20.1 million. OFG maintained an effective tax rate lower than the statutory rate for the quarters ended June 30, 2025 and 2024 of 21.4% and 28.2%, respectively. The decrease was mainly related to investment subject to preferential tax treatment under the PR Code, a discrete tax windfall on stock options, and discrete benefit related to the purchase of tax credits at discount. The expected ETR for 2025, excluding discrete items, is 24.90%.
Comparison of the six-month periods ended June 30, 2025 and 2024
Income tax expense decreased by $10.4 million to $28.0 million from $38.4 million. OFG’s ETR was 22.3% in 2025 compared to 27.6% in 2024. The decrease was mainly related to investment subject to preferential tax treatment under the PR Code, a discrete tax windfall on stock options, release of unrecognized tax benefits recognized during the first quarter of 2025 and discrete benefit related to the purchase of tax credits at discount.

Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on net income. OFG’s methodology for allocating expenses for corporate services among segments is based on several factors such as revenue, employee headcount, occupied space, and dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2025 and 2024.

TABLE 4 - BUSINESS SEGMENTS
	Quarter Ended June 30, 2025
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$158,778	$6	$36,975	$195,759	$(1,412)	$194,347
Interest expense	(35,426)	—	(8,405)	(43,831)	1,412	(42,419)
Net interest income	123,352	6	28,570	151,928	—	151,928
(Provision for) recapture of credit losses	(21,678)	—	—	(21,678)	—	(21,678)
Non-interest income, net	21,300	9,129	2	30,431	—	30,431
Non-interest expenses:
Compensation and employee benefits	(36,962)	(2,320)	(283)	(39,565)	—	(39,565)
Occupancy, equipment and infrastructure costs	(9,335)	(191)	(18)	(9,544)	—	(9,544)
Depreciation and amortization of premises and equipment	(5,068)	(12)	(5)	(5,085)	—	(5,085)
Electronic banking charges	(12,276)	—	—	(12,276)	—	(12,276)
Information technology expenses	(6,636)	(42)	—	(6,678)	—	(6,678)
Professional and service fees	(3,935)	(825)	(53)	(4,813)	—	(4,813)
Loan servicing and clearing expenses	(1,705)	(337)	(130)	(2,172)	—	(2,172)
Amortization of other intangible assets	(289)	—	—	(289)	—	(289)
Intersegment expenses	975	(570)	(405)	—	—	—
Other	(13,866)	(390)	(124)	(14,380)	—	(14,380)
Total non-interest expense	(89,097)	(4,687)	(1,018)	(94,802)	—	(94,802)
Income before income taxes	$33,877	$4,448	$27,554	$65,879	$—	$65,879
Income tax expense	(14,037)	—	(41)	(14,078)	—	(14,078)
Net income	$19,840	$4,448	$27,513	$51,801	$—	$51,801
Total assets	$10,007,703	$40,323	$3,469,640	$13,517,666	$(1,286,156)	$12,231,510

	Six-Month Period Ended June 30, 2025
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$313,805	$11	$72,408	$386,224	$(2,655)	$383,569
Interest expense	(69,956)	—	(15,269)	(85,225)	2,655	(82,570)
Net interest income	243,849	11	57,139	300,999	—	300,999
Provision for loan and lease losses, net	(47,368)	—	2	(47,366)	—	(47,366)
Non-interest income, net	42,000	17,946	2	59,948	—	59,948
Non-interest expense:
Compensation and employee benefits	(73,748)	(5,191)	(558)	(79,497)	—	(79,497)
Occupancy, equipment and infrastructure costs	(18,875)	(369)	(34)	(19,278)	—	(19,278)
Depreciation and amortization of premises and equipment	(10,136)	(25)	(10)	(10,171)	—	(10,171)
Electronic banking charges	(21,946)	—	—	(21,946)	—	(21,946)
Information technology expenses	(12,875)	(97)	6	(12,966)	—	(12,966)
Professional and service fees	(8,358)	(1,467)	(106)	(9,931)	—	(9,931)
Loan servicing and clearing expenses	(3,281)	(927)	(198)	(4,406)	—	(4,406)
Amortization of other intangible assets	(577)	—	—	(577)	—	(577)
Intersegment expenses	1,805	(1,090)	(715)	—	—	—
Other	(28,465)	(763)	(254)	(29,482)	—	(29,482)
Total non-interest expense	(176,456)	(9,929)	(1,869)	(188,254)	—	(188,254)
Income before income taxes	$62,025	$8,028	$55,274	$125,327	$—	$125,327
Income tax expense	(27,845)	(17)	(92)	(27,954)	—	(27,954)
Net income	$34,180	$8,011	$55,182	$97,373	$—	$97,373
Total assets	$10,007,703	$40,323	$3,469,640	$13,517,666	$(1,286,156)	$12,231,510

	Quarter Ended June 30, 2024
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$155,681	$4	$32,929	$188,614	$(956)	$187,658
Interest expense	(37,654)	—	(3,635)	(41,289)	956	(40,333)
Net interest income	118,027	4	29,294	147,325	—	147,325
(Provision for) recapture of credit losses, net	(15,589)	—	8	(15,581)	—	(15,581)
Non-interest income, net	24,723	7,654	99	32,476	—	32,476
Non-interest expenses:
Compensation and employee benefits	(35,903)	(2,320)	(244)	(38,467)	—	(38,467)
Occupancy, equipment and infrastructure costs	(8,865)	(182)	(32)	(9,079)	—	(9,079)
Depreciation and amortization of premises and equipment	(5,304)	(5)	(5)	(5,314)	—	(5,314)
Electronic banking charges	(11,687)	—	—	(11,687)	—	(11,687)
Information technology expenses	(6,543)	(22)	—	(6,565)	—	(6,565)
Professional and service fees	(4,174)	(899)	(44)	(5,117)	—	(5,117)
Loan servicing and clearing expenses	(1,504)	(277)	(109)	(1,890)	—	(1,890)
Amortization of other intangibles assets	(346)	—	—	(346)	—	(346)
Intersegment expenses	415	(243)	(172)	—	—	—
Other	(13,185)	(913)	(397)	(14,495)	—	(14,495)
Total non-interest expense	(87,096)	(4,861)	(1,003)	(92,960)	—	(92,960)
Income before income taxes	$40,065	$2,797	$28,398	$71,260	$—	$71,260
Income tax expense	(20,096)	5	(38)	(20,129)	—	(20,129)
Net income	$19,969	$2,802	$28,360	$51,131	$—	$51,131
Total assets	$9,360,801	$36,217	$3,055,720	$12,452,738	$(1,193,653)	$11,259,085

	Six-Month Period Ended June 30, 2024
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$306,676	$13	$66,426	$373,115	$(2,031)	$371,084
Interest expense	(73,503)	—	(8,185)	(81,688)	2,031	(79,657)
Net interest income	233,173	13	58,241	291,427	—	291,427
(Provision for) recapture of credit losses, net	(30,814)	—	112	(30,702)	—	(30,702)
Non-interest income, net	47,788	15,029	7	62,824	—	62,824
Non-interest expenses
Compensation and employee benefits	(73,188)	(4,590)	(505)	(78,283)	—	(78,283)
Occupancy, equipment and infrastructure costs	(17,700)	(350)	(65)	(18,115)	—	(18,115)
Depreciation and amortization of premises and equipment	(10,580)	(10)	(10)	(10,600)	—	(10,600)
Electronic banking charges	(22,053)	—	—	(22,053)	—	(22,053)
Information technology expenses	(13,099)	(69)	—	(13,168)	—	(13,168)
Professional and service fees	(7,434)	(1,578)	(109)	(9,121)	—	(9,121)
Loan servicing and clearing expenses	(2,947)	(804)	(249)	(4,000)	—	(4,000)
Amortization of other intangible assets	(692)	—	—	(692)	—	(692)
Intersegment expenses	839	(510)	(329)	—	—	—
Other	(25,808)	(1,739)	(793)	(28,340)	—	(28,340)
Total non-interest expense	(172,662)	(9,650)	(2,060)	(184,372)	—	(184,372)
Income before income taxes	$77,485	$5,392	$56,300	$139,177	$—	$139,177
Income tax expense	(38,262)	(8)	(84)	(38,354)	—	(38,354)
Net income	$39,223	$5,384	$56,216	$100,823	$—	$100,823
Total assets	$9,360,801	$36,217	$3,055,720	$12,452,738	$(1,193,653)	$11,259,085

Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $281.0 million and $302.4 million at June 30, 2025 and 2024, respectively, to fund Oriental Overseas operations is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year periods was mainly as a result of higher interest rate.

Comparison of quarters ended June 30, 2025 and 2024
Banking
OFG’s banking segment net income before taxes decreased by $6.2 million from $40.1 million to $33.9 million, mainly due to:
•Increase of $6.1 million in provision for credit losses, mainly due to a $4.9 million allowance release driven by improved economic model in the prior year quarter and growth in loan balances;
•Decrease of $3.4 million in non-interest income primarily related to reduced interchange fees due to the implementation of Durbin Amendment which took effect for the Bank on July 1, 2024; and
•Increase of $2.0 million in non-interest expenses, mainly due to: (i) a $1.1 million increase in compensation and employee benefits due to higher salaries and benefits, including payroll taxes; and (ii) a $1.0 million increase in foreclosed real estate and other repossessed assets expenses, net, due to lower gains on sale of foreclosed real estate of $1.8 million from lower volume of properties sold, partially offset by a $1.0 million increase in gains from the sale of other repossessed assets.
The decrease in the banking segment’s net income before taxes was partially offset by:
•Increase of $3.1 million in interest income from loans, driven by higher balances; and
•Decrease of $2.2 million in interest expense primarily related to a decrease of 12 basis points in the average cost of core deposits.
Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage and investment advisory services, and insurance and reinsurance activities. Net income before taxes from this segment increased from $2.8 million to $4.4 million, mainly from higher non-interest income of $1.5 million, mainly related to higher broker-dealer fees from investment advisory service fees and mutual funds retailer fees and higher insurance income from annuities.
Treasury
Treasury segment net income before taxes decreased by $844 thousand. This reduction is mainly due to higher interest expense of $4.8 million, which includes $2.0 million from interest paid on borrowings and $2.3 million from brokered deposits, primarily reflecting $200 million in a new two-year FHLB advance and $247.9 million in additional brokered deposits to increase liquidity and fund strategic growth in commercial loans. This reduction was partially offset by an increase in interest income of $4.0 million from the purchases of higher-yield investment securities.

Comparison of six-month periods ended June 30, 2025 and 2024
Banking
OFG’s banking segment net income before taxes decreased by $15.5 million from $77.5 million to $62.0 million, mainly due to:
•Increase of $16.6 million in provision for credit losses, mainly due to growth in loan balances and a $4.9 million allowance release driven by improved economic model results in the prior year period;
•Decrease of $5.8 million in non-interest income, related to reduced interchange fees due to the implementation of Durbin Amendment that took effect for the Bank in July 1, 2024; and
•Increase of $3.8 million in non-interest expenses, mainly due to: (i) $1.4 million increase in foreclosed real estate and other repossessed assets expenses, net, primarily reflecting $2.2 million in lower gains on sale of foreclosed real estate due to lower volume of properties sold, partially offset by a $938 thousand increase in gains from the sale of other repossessed assets; and (ii) $1.2 million increase in occupancy, equipment and infrastructure costs due to higher internet services, software maintenance costs and licensing fees.

The decrease in the banking segment’s net income was partially offset by:
•Increase of $6.5 million in interest income from loans, driven by higher loan balances; and
•Decrease of $3.5 million in interest expense primarily related to a decrease of 8 basis points in the average cost of core deposits.
Wealth Management
Net income before taxes from this segment increased from $5.4 million to $8.0 million, mainly from higher non interest income of $2.9 million, mostly related to higher broker-dealer fees from investment advisory service fees and mutual funds retailer fees, higher insurance income from annuities, and an increase in trustee-only fees, partially offset by higher salaries and employee benefits of $0.6 million.
Treasury
Treasury segment net income before taxes decreased by $1.0 million. This reduction in mainly due to higher interest expense of $7.1 million, reflecting $3.3 million from interest paid on borrowings and $3.2 million from brokered deposits, primarily reflecting $200 million a in new two-year FHLB advance and $247.9 million in additional brokered deposits to increase liquidity and fund strategic growth in commercial loans. This reduction was partially offset by an increase in interest income of $6.0 million from the purchases of higher-yield investment securities.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At June 30, 2025, OFG’s total assets amounted to $12.232 billion, an increase of $730.8 million, when compared to $11.501 billion at December 31, 2024.
Cash and due from banks increased by $260.0 million to $844.5 million, reflecting new wholesale borrowings taken during the second quarter of 2025.
The investment portfolio increased by $64.4 million or 2.4% primarily driven by $150 million new available-for-sale mortgage-backed securities, $40.8 million in mortgage loan securitization and $49.1 million in favorable market value adjustments. These increases were offset by principal paydowns. OFG’s investment strategy focuses on liquidity and highly liquid securities, considering their investment and the current market environment.
OFG’s loan portfolio is comprised of Puerto Rico residential mortgage loans, consumer loans, auto loans, commercial loans secured by real estate, other commercial and industrial loans, and commercial US loans. At June 30, 2025, OFG’s net loan portfolio increased by $375.8 million or 4.9% reflecting increases in US and Puerto Rico commercial, auto and consumer loans, partially offset by portfolio run-off.
Financial Assets Managed
At June 30, 2025, OFG’s financial assets include those managed by OFG’s trust division and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts and manages retirement plans and custodian and corporate trust accounts. At June 30, 2025 and December 31, 2024, the total assets managed by OFG’s trust division amounted to $2.371 billion and $2.262 billion, respectively. The increase of $125.2 million reflects changes in current market conditions. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2025, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.454 billion, compared to $2.247 billion at December 31, 2024. The increase of $118.9 million in broker-dealer related assets is mainly due to new customers accounts opened during the period.
Goodwill
OFG’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG completes its annual goodwill impairment test as of October 31 of each year. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. During the quarter ended June 30, 2025, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at June 30, 2025.
As of both June 30, 2025 and December 31, 2024, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $100 thousand to the wealth management segment. Please refer to “Note 8 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance %
	2025	2024
	(In thousands)
Investments:
FNMA and FHLMC certificates	$2,231,399	$2,205,039	1.2%
US Treasury securities	1,399	1,150	21.7%
GNMA certificates	452,817	417,985	8.3%
Equity securities	59,556	54,896	8.5%
CMOs issued by US government-sponsored agencies	3,926	5,639	(30.4)%
Other debt securities	35,519	35,550	(0.1)%
Trading securities	18	18	0.0%
Total investments	2,784,634	2,720,277	2.4%
Loans, net	8,009,599	7,633,831	4.9%
Total investments and loans	10,794,233	10,354,108	4.3%
Other assets:
Cash and due from banks	844,492	584,467	44.5%
Money market investments	7,306	6,670	9.5%
Foreclosed real estate	2,603	4,002	(35.0)%
Accrued interest receivable	73,782	71,667	3.0%
Deferred tax asset, net	7,048	6,248	12.8%
Premises and equipment, net	102,095	104,512	(2.3)%
Servicing assets	68,588	70,435	(2.6)%
Goodwill	84,241	84,241	0.0%
Other intangible assets	12,318	14,782	(16.7)%
Operating lease right-of-use assets	17,284	19,197	(10.0)%
Customers' liability on acceptances	27,572	31,526	(12.5)%
Other assets	189,948	148,879	27.6%
Total other assets	1,437,277	1,146,626	25.3%
Total assets	$12,231,510	$11,500,734	6.4%
Investment portfolio composition:
FNMA and FHLMC certificates	80.1%	81.1%
US Treasury securities	0.1%	0.0%
GNMA certificates	16.3%	15.4%
Equity securities	2.1%	2.0%
CMOs issued by US government-sponsored agencies	0.1%	0.2%
Other debt securities and trading securities	1.3%	1.3%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	June 30,	December 31,	Variance %
	2025	2024
	(In thousands)
Loans held for investment:
Commercial loans	$3,423,434	$3,103,091	10.3%
Mortgage loans	1,414,567	1,470,817	(3.8)%
Consumer loans	680,635	668,561	1.8%
Auto loans	2,661,955	2,549,493	4.4%
	8,180,591	7,791,962	5.0%
Allowance for credit losses	(189,944)	(175,863)	8.0%
Total loans held for investment, net	7,990,647	7,616,099	4.9%
Mortgage loans held for sale	14,590	13,286	9.8%
Other loans held for sale	4,362	4,446	(1.9)%
Total loans held for sale	18,952	17,732	6.9%
Total loans, net	$8,009,599	$7,633,831	4.9%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $8.010 billion at June 30, 2025, a 4.9% increase when compared to $7.634 billion at December 31, 2024. The composition and trends of OFG’s loans held-for-investment portfolio were as follows:
•Commercial loan portfolio amounted to $3.423 billion (41.8% of the gross loan portfolio) compared to $3.103 billion (39.8% of the gross loan portfolio) at December 31, 2024, a 10.3% increase as a result of originations and credit lines usage in the six-month period ended June 30, 2025. Commercial loans secured by non-owner occupied commercial real estate amounted to $842.2 million and $796.9 million at June 30, 2025 and December 31, 2024, respectively, which represented 10.3% and 10.2% of our total gross loan portfolio held for investment. Commercial US loans amounted to $825.3 million and $704.1 million at June 30, 2025 and December 31, 2024, respectively, which represented 10.1% and 9.0% of our total gross loan portfolio held for investment.
Commercial loan production increased by 82.7% or $181.5 million to $401.1 million in the quarter ended June 30, 2025 from $219.5 million in the prior year quarter and increased by 47.1% or $199.2 million to $622.2 million in the six-month period ended June 30, 2025 from $423.0 million for the same period of 2024, mainly in the commercial US loan portfolio. Commercial US loans activities include the purchase of middle market senior secured cash flow loan participations and the purchase of participations of loans to small and medium sized businesses.
Commercial US loan production increased by 437.2% or $119.8 million to $147.2 million in the quarter ended June 30, 2025 from $27.4 million in the prior year quarter and increased by 360.9% or $160.6 million to $205.1 million in the six-month period ended June 30, 2025 from $44.5 million for the same period in of 2024.
Commercial PR loan production increased by 32.1% or $61.8 million to $253.9 million in the quarter ended June 30, 2025 from $192.1 million in the prior year quarter and increased by 10.2% or $38.6 million to $417.1 million in the six-month period ended June 30, 2025 from $378.5 million for the same period in of 2024.
•Mortgage loan portfolio amounted to $1.415 billion (17.3% of the gross loan portfolio) compared to $1.471 billion (18.9% of the gross originated loan portfolio) at December 31, 2024, a 3.8% decrease resulting from securitization of conforming loans into mortgage-backed securities and regular paydowns. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $43.3 million and $48.6 million at June 30, 2025 and December 31, 2024, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
Mortgage loan production totaled $55.6 million and $92.6 million in the quarter and six-month period ended June 30, 2025, respectively, which represents an increase of 44.3% and 31.0%, respectively, from $38.5 million and $70.7 million for the same periods in 2024.

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
•Consumer loan portfolio amounted to $680.6 million (8.3% of the gross loan portfolio) compared to $668.6 million (8.6% of the gross loan portfolio) at December 31, 2024, a 1.8% increase as a result of originations. Consumer loan production decreased by 4.5% to $76.8 million in the second quarter of 2025 from $80.3 million in the prior year quarter, and decreased by 2.9% or $4.3 million to $144.6 million in the six-month period ended June 30, 2025 from $148.9 million in the same period in 2024.
•Auto loans portfolio amounted to $2.662 billion (32.6% of the gross loan portfolio) compared to $2.549 billion (32.7% of the gross originated loan portfolio) at December 31, 2024, a 4.4% increase as a result of originations. Auto loans production decreased by 0.1% to $250.3 million in the second quarter of 2025 compared to $250.6 million in the prior year quarter, and increased by 0.04% or $0.2 million to $483.2 million in the six-month period ended June 30, 2025 from $483.0 million in the same period of 2024.
TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS

June 30, 2025
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$87,400	$975	$11,254	$75,171
At June 30, 2025, OFG has $87.4 million of direct credit exposure to the Puerto Rico government, a $21.0 million increase from $66.4 million at December 31, 2024. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.
Allowance for Credit Losses
OFG measures its ACL based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets. Tables 8 through 11 set forth an analysis of activity in the ACL and present selected credit loss statistics for the quarters and six-month periods ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024. In addition, Table 6 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report on Form 10-Q and “Note 5 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and ACL.
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 12 and 14). At June 30, 2025, OFG had $92.9 million of non-accrual loans held for investment, including $8.8 million PCD loans, compared to $78.0 million at December 31, 2024, reflecting an increase of $21.1 million in commercial loan portfolio and a decrease of $5.1 million, $629 thousand and $417 thousand in auto, mortgage and consumer loan portfolios, respectively (see Table 13). There were no past due or non-accrual commercial loans held-for-sale as of June 30, 2025 and December 31, 2024.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of June 30, 2025 and December 31, 2024, the outstanding balance of these residential mortgage loans was $4.5 million and $5.0 million, respectively.
At June 30, 2025, OFG’s non-performing assets increased by 12.0% to $104.8 million (0.86% total assets) from $93.6 million (0.81% of total assets) at December 31, 2024, mainly from non-performing loans.
Foreclosed real estate decreased from $4.0 million at December 31, 2024 to $2.6 million at June 30, 2025 and other repossessed assets decreased from $6.6 million at December 31, 2024 to $4.8 million at June 30, 2025, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At June 30, 2025, the allowance coverage ratio to non-performing loans was 195.0% (211.9% at December 31, 2024).
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, the determination of non-accrual or accrual status for PCD loans is made at the pool level, not the individual loan level. The ACL was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the non-credit premium or discount which is amortized as interest income over the remaining life of the pool. On a quarterly basis, management monitors the composition and behavior of the pools to assess the ability for cash flow estimation and timing. If based on the analysis performed the pool is classified as non-accrual, the accretion/amortization of the non-credit (discount) premium ceases.
The following items comprise non-performing loans held for investment, including non-PCD and PCDs:
Commercial loans - At June 30, 2025, OFG’s non-performing commercial loans amounted to $62.6 million (64.3% of OFG’s non-performing loans), a 50.7% increase from $41.6 million at December 31, 2024 (50.1% of OFG’s non-performing loans), mostly related to $17.0 million Non-PCD commercial US loans and a $6.1 million PCD commercial loan. Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At June 30, 2025, OFG’s non-performing mortgage loans totaled $16.0 million (16.5% of OFG’s non-performing loans), a 6.6% decrease from $17.2 million (20.7% of OFG’s non-performing loans) at December 31, 2024. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At June 30, 2025, OFG’s non-performing consumer loans amounted to $3.8 million (3.9% of OFG’s non-performing loans), a 9.9% decrease from $4.2 million at December 31, 2024 (5.1% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans - At June 30, 2025, OFG’s non-performing auto loans amounted to $15.0 million (15.3% of OFG’s total non-performing loans), a 25.4% decrease from $20.1 million at December 31, 2024 (24.1% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days and fully written-off when payments are delinquent 180 days.
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

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	June 30,	December 31,	Variance %
	2025	2024
	(In thousands)
ACL:
Non-PCD
Commercial loans	$51,586	$44,814	15.1%
Mortgage loans	5,684	6,395	(11.1)%
Consumer loans	32,822	31,818	3.2%
Auto loans	92,673	87,682	5.7%
Total ACL	$182,765	$170,709	7.1%

PCD
Commercial loans	$3,482	$622	459.8%
Mortgage loans	3,683	4,514	(18.4)%
Consumer loans	10	11	-9.1%
Auto loans	4	7	(42.9)%
Total ACL	$7,179	$5,154	39.3%

ACL summary
Commercial loans	$55,068	$45,436	21.2%
Mortgage loans	9,367	$10,909	(14.1)%
Consumer loans	32,832	$31,829	3.2%
Auto loans	92,677	$87,689	5.7%
Total ACL	$189,944	$175,863	8.0%

ACL composition:
Commercial loans	29.0%	25.8%
Mortgage loans	4.9%	6.2%
Consumer loans	17.3%	18.1%
Auto loans	48.8%	49.9%
	100.0%	100.0%

ACL coverage ratio at end of period:
Commercial loans	1.61%	1.46%	10.3%
Mortgage loans	0.66%	0.74%	(10.8)%
Consumer loans	4.82%	4.76%	1.3%
Auto loans	3.48%	3.44%	1.2%
	2.32%	2.26%	2.7%

ACL coverage ratio to non-performing loans:
Commercial loans	88.0%	109.3%	(19.5)%
Mortgage loans	58.4%	63.5%	(8.0)%
Consumer loans	866.3%	756.6%	14.5%
Auto loans	619.2%	437.2%	41.6%
	195.0%	211.9%	(8.0)%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	June 30,		December 31,
	2025		2024
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
	(In thousands)		(In thousands)
Commercial loans	$55,068	41.8%	$45,436	39.8%
Mortgage loans	9,367	17.3%	10,909	18.9%
Consumer loans	32,832	8.3%	31,829	8.6%
Auto loans	92,677	32.6%	87,689	32.7%
Total	$189,944	100.0%	$175,863	100.0%
[1] Total loans in this table refers to total loans held for investment.
TABLE 10 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2025	2024	Variance %	2025	2024	Variance %
	(In thousands)			(In thousands)
Balance at beginning of period	$181,174	$156,563	15.7%	$175,863	$161,106	9.2%
Provision for credit losses	21,554	15,751	36.8%	47,235	31,020	52.3%
Charge-offs	(22,228)	(22,774)	(2.4)%	(51,726)	(50,445)	2.5%
Recoveries	9,444	7,761	21.7%	18,572	15,620	18.9%
Balance at end of period	$189,944	$157,301	20.8%	$189,944	$157,301	20.8%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2025	2024	Variance %	2025	2024	Variance %
	(In thousands)			(In thousands)
Non-PCD:
Mortgage loans
Charge-offs	$(11)	$(1)	1000.0%	$(34)	$(65)	(47.7)%
Recoveries	745	540	38.0%	931	807	15.4%
Total	734	539	36.2%	897	742	20.9%
Commercial PR
Charge-offs	$(273)	(160)	70.6%	(385)	(3,727)	(89.7)%
Recoveries	88	111	(20.7)%	240	163	47.2%
Total	(185)	(49)	277.6%	(145)	(3,564)	(95.9)%
Commercial US
Charge-offs	$—	(1,574)	(100.0)%	(2,918)	(3,323)	(12.2)%
Recoveries	—	45	(100)%	—	45	(100.0)%
Total	—	(1,529)	(100.0)%	(2,918)	(3,278)	(11.0)%
Consumer loans
Charge-offs	(6,970)	(8,180)	(14.8)%	(15,222)	(16,161)	(5.8)%
Recoveries	848	851	(0.4)%	1,573	1,544	1.9%
Total	(6,122)	(7,329)	(16.5)%	(13,649)	(14,617)	(6.6)%
Auto loans
Charge-offs	(14,870)	(12,559)	18.4%	(33,062)	(26,777)	23.5%
Recoveries	7,570	5,926	27.7%	15,244	11,897	28.1%
Total	(7,300)	(6,633)	10.1%	(17,818)	(14,880)	19.7%
PCD:
Mortgage loans
Charge-offs	$(59)	$(29)	103.4%	$(59)	$(112)	(47.3)%
Recoveries	91	93	(2.2)%	432	731	(40.9)%
Total	32	64	(50.0)%	373	619	(39.7)%
Commercial PR
Charge-offs	(31)	(265)	(88)%	(31)	(265)	(88.3)%
Recoveries	63	158	(60.1)%	88	315	(72.1)%
Total	32	(107)	(129.9)%	57	50	14.0%
Consumer loans
Charge-offs	(1)	—	100.0%	(1)	—	100.0%
Recoveries	11	7	57.1%	17	30	(43.3)%
Total	10	7	42.9%	16	30	(46.7)%
Auto loans
Charge-offs	(13)	(6)	116.7%	(14)	(15)	(6.7)%
Recoveries	28	30	(6.7)%	47	88	(46.6)%
Total	15	24	(37.5)%	33	73	(54.8)%

Total charge-offs	(22,228)	(22,774)	(2.4)%	(51,726)	(50,445)	2.5%
Total recoveries	9,444	7,761	21.7%	18,572	15,620	18.9%
Net credit losses	$(12,784)	$(15,013)	(14.8)%	$(33,154)	$(34,825)	(4.8)%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2025	2024	Variance %	2025	2024	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Net credit losses (recoveries) to average loans outstanding:
Mortgage loans	(0.22)%	(0.16)%	37.5%	(0.18)%	(0.18)%	—%
Commercial PR	0.02%	0.03%	(33.3)%	0.01%	0.30%	(96.7)%
Commercial US	—%	0.85%	(100.0)%	0.77%	0.89%	(13.5)%
Consumer loans	3.50%	4.42%	(20.8)%	3.92%	4.43%	(11.5)%
Auto loans	1.11%	1.11%	—%	1.37%	1.26%	8.7%
Total	0.64%	0.79%	(19.0)%	0.84%	0.92%	(8.7)%
Recoveries to charge-offs	42.49%	34.08%	24.7%	35.90%	30.96%	16.0%
Average Loans Held for Investment
Mortgage loans	$1,379,986	$1,479,583	(6.7)%	$1,392,404	$1,495,432	(6.9)%
Commercial PR	2,463,009	2,363,831	4.2%	2,427,705	2,338,196	3.8%
Commercial US	786,637	716,089	9.9%	753,422	736,249	2.3%
Consumer loans	698,581	663,315	5.3%	696,086	658,080	5.8%
Auto loans	2,635,677	2,389,589	10.3%	2,605,202	2,349,125	10.9%
Total	$7,963,890	$7,612,407	4.6%	$7,874,819	$7,577,082	3.9%
Net charge-offs for the second quarter of 2025 amounted to $12.8 million (0.64% of average loans), decreasing by $2.2 million, when compared to $15.0 million (0.79% of average loans) in the prior year quarter. Net charge-offs for the six-month period ended June 30, 2025 amounted to $33.2 million (0.84% of average loans), decreasing by $1.7 million, when compared to $34.8 million (0.92% of average loans) in the prior year period.
Net charge-offs variances were as follows:
•Residential mortgage loans net recoveries in the second quarter of 2025 amounted to $766 thousand, increasing by $163 thousand when compared to net recoveries of $603 thousand in the second quarter of 2024. Residential mortgage loans net recoveries for the six-month period ended June 30, 2025 amounted to $1.3 million, decreasing by $91 thousand when compared to net recoveries of $1.4 million for the prior year period.
•Commercial loans net charge-offs in the second quarter of 2025 amounted to $153 thousand, decreasing by $1.5 million, when compared to $1.7 million in the second quarter of 2024. Net charge-offs for the six-month period ended June 30, 2025 amounted $3.0 million, decreasing by $3.8 million, when compared to $6.8 million in the prior year period. The charge-offs for the six-month period ended June 30, 2025 include a $2.9 million partial charge-off from a previously reserved commercial US loan. The charge-offs for the six-month period ended June 30, 2024 include $3.5 million from retail commercial loans, mainly from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans and a $1.7 million charge-off from a commercial US loan sold during the period.
•Consumer loans net charge-offs in the second quarter of 2025 amounted $6.1 million decreasing by $1.2 million when compared to $7.3 million in the second quarter of 2024. Net charge-offs for the six-month period ended June 30, 2025 amounted $13.6 million, decreasing by $954 thousand, when compared to net charge-offs of $14.6 million in the prior year period.

•Auto loans net charge-offs in the second quarter of 2025 amounted to $7.3 million, increasing by $676 thousand, when compared to $6.6 million in the second quarter of 2024. Net charge-offs for the six-month period ended June 30, 2025 amounted $17.8 million, increasing by $3.0 million, when compared to net charge-offs of $14.8 million in the prior year period.

TABLE 12 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance %
	2025	2024
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$84,061	$75,098	11.9%
Accruing loans	4,504	5,005	(10.0)%
Total	$88,565	$80,103	10.6%
PCD	8,836	2,880	206.8%
Total non-performing loans	$97,401	$82,983	17.4%
Foreclosed real estate	2,603	4,002	(35.0)%
Other repossessed assets	4,760	6,595	(27.8)%
	$104,764	$93,580	12.0%
Non-performing assets to total assets	0.86%	0.81%	5.3%
Non-performing assets to total capital	7.85%	7.46%	5.2%
TABLE 13 — NON-ACCRUAL LOANS

	June 30,	December 31,	Variance %
	2025	2024
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial loans	$54,003	$38,913	38.8%
Mortgage loans	11,300	11,923	(5.2)%
Consumer loans	3,790	4,207	(9.9)%
Auto loans	14,968	20,055	(25.4)%
Total	$84,061	$75,098	11.9%
PCD
Commercial loans	$8,603	$2,641	225.7%
Mortgage loans	233	239	(2.5)%
Total	$8,836	$2,880	206.8%
Total non-accrual loans	$92,897	$77,978	19.1%
Non-accruals loans composition percentages:
Commercial loans	67.4%	53.3%
Mortgage loans	12.4%	15.6%
Consumer loans	4.1%	5.4%
Auto loans	16.1%	25.7%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.14%	1.00%	14.0%
Allowance for credit losses to non-accrual loans	204.47%	225.53%	(9.3)%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$450	$397	$723	$603

TABLE 14 - NON-PERFORMING LOANS

	June 30,	December 31,	Variance %
	2025	2024
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial loans	$54,003	$38,913	38.8%
Mortgage loans	15,804	16,928	(6.6)%
Consumer loans	3,790	4,207	(9.9)%
Auto loans	14,968	20,055	(25.4)%
Total	$88,565	$80,103	10.6%
PCD
Commercial loans	$8,603	$2,641	225.7%
Mortgage loans	233	239	(2.5)%
Total	$8,836	$2,880	206.8%
Total non-performing loans	$97,401	$82,983	17.4%
Non-performing loans composition percentages:
Commercial loans	64.3%	50.1%
Mortgage loans	16.5%	20.7%
Consumer loans	3.9%	5.1%
Auto loans	15.3%	24.1%
	100.0%	100.0%
Non-performing loans to:
Total loans held for investment gross	1.19%	1.06%	12.3%
Total assets	0.80%	0.72%	11.1%
Total capital	7.30%	6.62%	10.3%
Non-performing loans with partial charge-offs to:
Total loans held for investment gross	0.19%	0.20%	(5.0)%
Non-performing loans	15.66%	18.41%	(14.9)%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	109.48%	109.79%	(0.3)%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	231.22%	259.75%	(11.0)%

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance %
	2025	2024
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,586,734	$2,493,859	3.7%
NOW accounts	3,214,593	3,133,467	2.6%
Savings accounts	2,131,061	2,064,909	3.2%
Time deposits	2,207,448	1,909,324	15.6%
Total deposits	10,139,836	9,601,559	5.6%
Accrued interest payable	4,329	3,227	34.1%
Total deposits and accrued interest payable	10,144,165	9,604,786	5.6%
Borrowings:
Securities sold under agreements to repurchase	27,463	75,222	100.0%
Advances from FHLB	456,530	325,952	40.1%
Total borrowings	483,993	401,174	20.60%
Total deposits and borrowings	10,628,158	10,005,960	6.2%
Other liabilities:
Acceptances executed and outstanding	27,572	31,526	(12.5)%
Operating lease liabilities	19,354	21,388	(9.5)%
Deferred tax liabilities, net	48,374	40,718	18.8%
Accrued expenses and other liabilities	173,599	146,771	18.3%
Total liabilities	$10,897,057	$10,246,363	6.4%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	25.5%	26.0%
NOW accounts	31.7%	32.6%
Savings accounts	21.0%	21.5%
Time deposits	21.8%	19.9%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	5.7%	18.8%
Advances from FHLB	94.3%	81.2%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$27,344	$75,000
Daily average outstanding balance	$36,878	$75,000
Maximum outstanding balance at any month-end	$75,371	$75,000

Liabilities and Funding Sources
As shown in Table 15 above, at June 30, 2025, OFG’s total liabilities were $10.897 billion, 6.4% higher than the $10.246 billion reported at December 31, 2024. Deposits and borrowings, OFG’s funding sources, amounted to $10.628 billion at June 30, 2025 compared to $10.006 billion at December 31, 2024. Deposits, excluding accrued interest payable, increased by $538.3 million or 5.6% reflecting increases in demand deposits of $174.0 million, time deposits of $298.1 million and savings and money market accounts of $66.2 million.
At June 30, 2025 and December 31, 2024, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.622 billion and $1.445 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.697 billion and $1.507 billion at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, borrowings amounted $456.5 million, consisting of long-term FHLB advances and short-term repurchase agreements. Borrowings increased by $82.8 million or 20.6% from December 31, 2024, driven by new two-year $200.0 million FHLB advance at 4.13% taken during the six-month period ended June 30, 2025 to increase liquidity and fund strategic growth in commercial loans, partially offset by a $70.0 million FHLB advance maturity. Separately, a two-year $200.0 million FHLB advance with an interest rate of 4.56% was renewed at 4.14%.
Stockholders’ Equity
At June 30, 2025, OFG’s total stockholders’ equity was $1.334 billion, a 6.4% increase when compared to $1.254 billion at December 31, 2024. This reflects an increase in retained earnings of $61.2 million and legal surplus of $9.3 million, mainly due to $97.4 million in net income, partially offset by $26.9 million in dividends declared on common stock, and lower accumulated other comprehensive loss, net of tax, of $41.1 million from favorable market value adjustments in available-for-sale investment securities. These variances were partially offset by $31.6 million from higher treasury stock as a result of repurchases of common stock in the aggregate amount of $31.1 million during the six-month period ended June 30, 2025 in connection with the stock repurchase programs approved for such period.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”). The current risk-based capital standards applicable to OFG and the Bank are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2025, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
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
The risk-based capital ratios presented in Table 16 include CET1, tier 1 capital, total capital and leverage capital as of June 30, 2025 and December 31, 2024, and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets. The following are OFG’s consolidated capital, dividends, and stock data, including capital ratios under the Basel III capital rules at June 30, 2025 and December 31, 2024:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	June 30,	December 31,	Variance
	2025	2024	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,334,453	$1,254,371	6.4%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	13.99%	14.26%	(1.9)%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	—%
Actual common equity tier 1 capital	$1,293,041	1,256,906	2.9%
Minimum common equity tier 1 capital required	$416,031	396,559	4.9%
Minimum capital conservation buffer required (2.5%)	$231,128	220,311	4.9%
Excess over regulatory requirement	$645,882	640,036	0.9%
Risk-weighted assets	$9,245,125	8,812,422	4.9%
Tier 1 risk-based capital ratio	13.99%	14.26%	(1.9)%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	—%
Actual tier 1 risk-based capital	$1,293,041	$1,256,906	2.9%
Minimum tier 1 risk-based capital required	$554,708	$528,745	4.9%
Minimum capital conservation buffer required (2.5%)	$231,128	220,311	4.9%
Excess over regulatory requirement	$507,205	$507,850	(0.1)%
Risk-weighted assets	$9,245,125	$8,812,422	4.9%
Total risk-based capital ratio	15.25%	15.52%	(1.7)%
Minimum total risk-based capital ratio required	8.00%	8.00%	—%
Actual total risk-based capital	$1,409,447	$1,367,692	3.1%
Minimum total risk-based capital required	$739,610	$704,994	4.9%
Minimum capital conservation buffer required (2.5%)	$231,128	220,311	4.9%
Excess over regulatory requirement	$438,709	$442,387	(0.8)%
Risk-weighted assets	$9,245,125	$8,812,422	4.9%
Leverage capital ratio	10.83%	10.93%	(0.9)%
Minimum leverage capital ratio required	4.00%	4.00%	—%
Actual tier 1 capital	$1,293,041	$1,256,906	2.9%
Minimum tier 1 capital required	$477,663	$460,138	3.8%
Excess over regulatory requirement	$815,378	$796,768	2.3%
Tangible common equity to total assets	10.12%	10.05%	0.7%
Tangible common equity to risk-weighted assets	13.39%	13.11%	2.1%
Total equity to total assets	10.91%	10.91%	—%
Total equity to risk-weighted assets	14.43%	14.23%	1.4%
Stock data:
Outstanding common shares	44,741,933	45,440,269	(1.5)%
Book value per common share	$29.83	$27.60	8.1%
Tangible book value per common share	$27.67	$25.43	8.8%
Market price at end of period	$42.80	$42.32	1.1%
Market capitalization at end of period	$1,914,955	$1,923,032	(0.4)%

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	June 30,	December 31,	Variance
	2025	2024	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,293,041	$1,256,906	2.9%
Tier 1 capital	1,293,041	1,256,906	2.9%
Additional Tier 2 capital	116,406	110,786	5.1%
Total risk-based capital	$1,409,447	$1,367,692	3.1%
Risk-weighted assets:
Balance sheet items	$8,652,614	$8,215,743	5.3%
Off-balance sheet items	592,511	596,679	(0.7)%
Total risk-weighted assets	$9,245,125	$8,812,422	4.9%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	13.99%	14.26%	(1.9)%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	13.99%	14.26%	(1.9)%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.25%	15.52%	(1.7)%
Leverage ratio (minimum required - 4%)	10.83%	10.93%	(0.9)%
From December 31, 2024 to June 30, 2025, the leverage capital ratio decreased from 10.93% to 10.83%, the tier 1 risk-based and common equity tier 1 capital ratios decreased from 14.26% to 13.99%, and the total risk-based capital ratio decreased from 15.52% to 15.25%. The decreases in regulatory capital ratios reflected an increase in risk-weighted assets of $432.7 million, partially offset by an increase in regulatory capital of $41.8 million. Regulatory capital increased mainly due to net income, net of dividends, offset by the elimination of the CECL transition deduction and by treasury stock repurchases. Risk-weighted assets increased mainly due to an increase in loans and other assets.

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2025 and December 31, 2024:

	June 30,	December 31,	Variance
	2025	2024	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.95%	13.60%	(4.8)%
Actual common equity tier 1 capital	$1,189,212	$1,191,547	(0.2)%
Minimum capital requirement (4.5%)	$413,100	$394,192	4.8%
Minimum capital conservation buffer requirement (2.5%)	$229,500	$218,995	4.8%
Minimum to be well capitalized (6.5%)	$596,700	$569,388	4.8%
Tier 1 Capital to Risk-Weighted Assets	12.95%	13.60%	(4.8)%
Actual tier 1 risk-based capital	$1,189,212	$1,191,547	(0.2)%
Minimum capital requirement (6%)	$550,800	$525,589	4.8%
Minimum capital conservation buffer requirement (2.5%)	$229,500	$218,995	4.8%
Minimum to be well capitalized (8%)	$734,400	$700,786	4.8%
Total Capital to Risk-Weighted Assets	14.21%	14.86%	(4.4)%
Actual total risk-based capital	$1,304,814	$1,301,684	0.2%
Minimum capital requirement (8%)	$734,400	$700,786	4.8%
Minimum capital conservation buffer requirement (2.5%)	$229,500	$218,995	4.8%
Minimum to be well capitalized (10%)	$918,000	$875,982	4.8%
Total Tier 1 Capital to Average Total Assets	10.07%	10.45%	(3.6)%
Actual tier 1 capital	$1,189,212	$1,191,547	(0.2)%
Minimum capital requirement (4%)	$472,586	$456,144	3.6%
Minimum to be well capitalized (5%)	$590,732	$570,179	3.6%

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

TABLE 17 — RECONCILIATION OF TANGIBLE COMMON EQUITY AND TANGIBLE ASSETS
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,334,453	$1,254,371
Goodwill	(84,241)	(84,241)
Other intangible assets	(12,318)	(14,782)
Total tangible common equity (non-GAAP)	$1,237,894	$1,155,348
Total assets	$12,231,510	11,500,734
Goodwill	(84,241)	(84,241)
Core deposit intangible	(9,433)	(11,320)
Customer relationship intangible	(2,885)	(3,462)
Total tangible assets (non-GAAP)	$12,134,951	$11,401,711
Tangible common equity to tangible assets (non-GAAP)	10.20%	10.13%
Common shares outstanding at end of period	44,741,933	45,440,269
Tangible book value per common share (non-GAAP)	$27.67	$25.43

	June 30,	December 31,
	2025	2024
	(In thousands)
Average stockholders’ equity	$1,304,964	$1,255,872
Average intangible assets	(97,603)	(101,764)
Average tangible common equity (non-GAAP)	$1,207,361	$1,154,108
Average return on tangible common equity (Non-GAAP)	16.13%	17.17%
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
Tangible common equity to tangible total assets increased from 10.13% to 10.20%, reflecting an increase in retained earnings from net income, net of dividends and stock repurchases.

OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. At June 30, 2025 and December 31, 2024, OFG’s market capitalization for its outstanding common stock was $1.915 billion ($42.80 per share) and $1.923 billion ($42.32 per share), respectively. The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2025
June 30, 2025	$43.28	$34.78	$0.30
March 31, 2025	$44.74	$38.85	$0.30
2024
December 31, 2024	$46.72	$38.97	$0.25
September 30, 2024	$46.84	$36.77	$0.25
June 30, 2024	$38.16	$33.37	$0.25
March 31, 2024	$38.51	$34.78	$0.25
2023
December 31, 2023	$38.29	$28.67	$0.22
September 30, 2023	$33.82	$26.14	$0.22
June 30, 2023	$27.80	$22.80	$0.22
March 31, 2023	$30.42	$24.37	$0.22
In April 2025, the Board of Directors approved a new $100 million stock repurchase program in addition to the $50 million stock repurchase program approved in October 2024 (collectively, “the repurchase programs”). The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
OFG did not repurchase any shares of its common stock during the June 30, 2025 and 2024 other than through its publicly announced stock repurchase programs.
At June 30, 2025, the estimated remaining number of shares that may be purchased under the new repurchase program is 2,303,476 and was calculated by dividing the remaining balance of $98.6 million by $42.80 (closing price of OFG’s common stock at June 30, 2025).
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

We believe that our market risk management practices have allowed us to effectively manage the market volatility over time and that our clients are confident in the resiliency and strong position of the Bank. We also believe that OFG has strong capital and liquidity levels that facilitate holding investment securities until the recovery of their amortized cost basis.

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
OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. The following table presents the results of the simulations for the most likely scenarios at June 30, 2025. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$9,224	1.45%	$3,901	0.61%
+ 100 Basis points	$18,500	2.91%	$7,904	1.24%
+ 200 Basis points	$37,022	5.82%	$15,916	2.50%
- 50 Basis points	$(10,587)	(1.66)%	$(4,274)	(0.67)%
'-100 Basis points	$(20,172)	(3.17)%	$(8,539)	(1.34)%
'-200 Basis points	$(40,859)	(6.43)%	$(17,877)	(2.81)%
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

Credit Risk
Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for OFG is its lending activities. In Puerto Rico, OFG’s principal market, we believe that recent macroeconomic conditions continue to be generally positive. However, as demonstrated by hurricanes and earthquakes in the past, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. The effects of climate change may further increase the risk of natural disasters in the future and the correlative risk that the physical impact of such events could adversely affect our customers, operations, and business. Moreover, the Puerto Rico government’s fiscal challenges and Puerto Rico’s unique relationship with the United States, coupled with recent changes in the U.S. trade policy and proposed significant reduction in federal spending, also affect the local economy and complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing OFG’s loans may suffer significant damages.
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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an isolated inflow of liquidity resulting in a total of $1.622 billion and $1.445 billion deposits from the Puerto Rico government and its instrumentalities as of June 30, 2025 and December 31, 2024, respectively. OFG is not relying on these deposits as part its long-term funding management strategies, even though these funds could remain in the Bank for a longer period. Deposit volumes as well as the customer deposit base, including Puerto Rico government deposits, have increased. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources, such as repurchase agreements and brokered deposits. At June 30, 2025, OFG had $248.4 million brokered deposits and $27.3 million repurchase agreements. At December 31, 2024, OFG had $156.1 million brokered deposits and $75.0 million repurchase agreements.
In the ordinary course of OFG’s operations, it has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels.
Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, decreased to $1.319 billion at June 30, 2025 ($212.2 million with maturity of one year or less and $1.107 billion with maturity over one year) compared to $1.360 billion at December 31, 2024 ($157.3 million with maturity of one year or less and $1.203 billion with maturity over one year) as a result of consumption of commercial lines of credit. Standby letters of credit provided to customers amounted to $26.3 million and $25.3 million, respectively, at June 30, 2025 and December 31, 2024. Loans sold with recourse at June 30, 2025 and December 31, 2024 amounted to $86.7 million and $90.5 million, respectively.
In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government-sponsored entity (FNMA). At June 30, 2025, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $4.9 million (December 31, 2024 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds.
At June 30, 2025 and December 31, 2024, OFG maintained other non-credit commitments amounting to $13.2 million and $14.6 million, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are integrated at our long-term financial plan and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At June 30, 2025 and December 31, 2024, OFG had commitments for capital expenditures in technology amounting to $2.9 million and $1.0 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.

OFG expects to maintain adequate cash levels through continued deposit gathering activities, profitability, and loan and securities repayment and maturity activity. Our liquidity risk management practices have allowed us to effectively manage the market volatility in the past, as with the Covid-19 pandemic and the disruption in the banking industry caused by certain high-profile bank failures in 2023. Liquidity has grown from the federal stimulus programs Puerto Rico has received following Hurricane Maria in 2017, the January 2020 earthquakes, the Covid-19 pandemic, and Hurricane Fiona in 2022. However, liquidity can be further affected by a number of factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. Given the current climate of economic uncertainty resulting from inflation, geopolitical events, and new U.S. mainland economic and trading policies, we continuously monitor our liquidity position, specifically cash on hand, with the goal to ensure that we meet customer demands.
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
As of June 30, 2025, OFG had approximately $851.8 million in unrestricted cash and cash equivalents, $1.045 billion in investment securities that are not pledged as collateral, $257.1 million in borrowing capacity at the FHLB and a secured line of credit through the FRB discount window with $2.884 billion in loans pledged (borrowing capacity $2.162 billion).

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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K, except as set forth in our subsequent quarterly reports on Form 10-Q. In addition to other information set forth in this quarterly report, you should carefully consider the risk factors included in our 2024 Form 10-K, as updated by this report or other filings we make with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to OFG at this time or OFG currently deems immaterial may also adversely affect OFG’s business, financial condition or results of operations

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2025, the Board of Directors approved a new $100 million stock repurchase program in addition to the $50 million stock repurchase program approved in October 2024 (collectively, “the repurchase programs”). The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
Under the repurchase programs, OFG repurchased 768,423 shares and for a total of $31.1 million at an average price of $40.46 per share during the six-month period ended June 30, 2025.
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended June 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
4/1/2025 - 4/30/2025	11,100	$38.94	11,100	$105,852
5/1/2025 - 5/31/2025	122,215	41.75	122,215	100,750
6/1/2025 - 6/30/2025	52,709	41.00	52,709	98,589
Total	186,024	$41.37	186,024	$98,589
At June 30, 2025, the estimated remaining number of shares that may be purchased under the new repurchase program is 2,303,476 and was calculated by dividing the remaining balance of $98.6 million by $42.80 (closing price of OFG’s common stock at June 30, 2025).
OFG did not repurchase any shares of its common stock during the six-month periods ended June 30, 2025 and 2024 other than through its publicly announced stock repurchase programs.
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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: August 7, 2025
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: August 7, 2025
Maritza Arizmendi Díaz Chief Financial Officer