Form 10-Q
period 2025-09-30
OFG BANCORP
filed 2025-11-07
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
43,955,219 common shares ($1.00 par value per share) outstanding as of October 31, 2025

FORWARD-LOOKING STATEMENTS
The information included in this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of OFG Bancorp (“we,” “our,” “us,” the “Company,” or “OFG”), including, but not limited to, statements with respect to the adequacy of the allowance for credit losses (“ACL”), delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on OFG’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
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
•the potential impact of a federal government shutdown, including delays in federal spending, disruptions to economic activity, and uncertainty in financial markets;

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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30,	December 31,
	2025	2024
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$737,084	$584,467
Money market investments	3,265	6,670
Total cash and cash equivalents	740,349	591,137
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2024 - $163)	21	18
Investment securities available-for-sale, at fair value, with amortized cost of $2,597,789 (December 31, 2024 - $2,444,135); no allowance for credit losses	2,566,969	2,338,205
Investment securities held-to-maturity, at amortized cost, with fair value of $262,865 (December 31, 2024 - $267,174); no allowance for credit losses	310,116	327,158
Equity securities	61,906	54,896
Total investments	2,939,012	2,720,277
Loans:
Loans held-for-sale, at lower of cost or fair value	15,928	17,732
Loans held-for-investment, net of allowance for credit losses of $197,782 (December 31, 2024 - $175,863)	7,919,485	7,616,099
Total loans	7,935,413	7,633,831
Other assets:
Foreclosed real estate	3,160	4,002
Accrued interest receivable	71,591	71,667
Deferred tax assets, net	7,468	6,248
Premises and equipment, net	100,760	104,512
Customers' liability on acceptances	29,975	31,526
Servicing assets	67,437	70,435
Goodwill	84,241	84,241
Other intangible assets	11,086	14,782
Operating lease right-of-use assets	22,694	19,197
Other assets	216,626	148,879
Total assets	$12,229,812	$11,500,734
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024 (CONTINUED)

	September 30,	December 31,
	2025	2024
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,791,959	$5,627,406
Savings accounts	2,208,212	2,064,916
Time deposits	2,008,462	1,912,464
Total deposits	10,008,633	9,604,786
Borrowings:
Securities sold under agreements to repurchase	100,791	75,222
Advances from the FHLB	456,530	325,952
Total borrowings	557,321	401,174
Other liabilities:
Acceptances executed and outstanding	29,975	31,526
Operating lease liabilities	24,681	21,388
Deferred tax liabilities, net	50,298	40,718
Accrued expenses and other liabilities	183,487	146,771
Total liabilities	10,854,395	10,246,363
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 44,264,922 shares outstanding (December 31, 2024 - 59,885,234 shares issued; 45,440,269 shares outstanding)	59,885	59,885
Additional paid-in capital	641,350	639,786
Legal surplus	183,614	169,537
Retained earnings	866,826	771,993
Treasury stock, at cost, 15,620,312 shares (December 31, 2024 - 14,444,965 shares)	(348,957)	(296,991)
Accumulated other comprehensive loss, net of tax of $3,519 (December 31, 2024 - $16,091)	(27,301)	(89,839)
Total stockholders’ equity	1,375,417	1,254,371
Total liabilities and stockholders’ equity	$12,229,812	$11,500,734
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

	Quarters Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Interest income:
Loans	$161,334	$154,410	$471,729	$458,261
Mortgage-backed securities	29,244	23,935	85,923	64,622
Investment securities and other	9,567	10,685	26,062	37,231
Total interest income	200,145	189,030	583,714	560,114
Interest expense:
Deposits	39,742	38,344	113,913	112,948
Securities sold under agreements to repurchase	986	—	1,816	—
Advances from FHLB and other borrowings	4,693	2,811	12,262	7,864
Total interest expense	45,421	41,155	127,991	120,812
Net interest income	154,724	147,875	455,723	439,302
Provision for credit losses	28,258	21,359	75,624	52,061
Net interest income after provision for credit losses	126,466	126,516	380,099	387,241
Non-interest income:
Banking service revenue	15,930	15,554	47,893	51,594
Wealth management revenue	9,014	8,449	26,387	24,996
Mortgage banking activities	4,312	2,268	14,434	11,825
Total banking and financial service revenues	29,256	26,271	88,714	88,415
Other non-interest income	2,197	597	2,686	1,277
Total non-interest income	31,453	26,868	91,400	89,692
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024 (CONTINUED)

	Quarters Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	39,836	38,468	119,333	116,751
Occupancy, equipment and infrastructure costs	14,994	15,124	44,443	43,839
Electronic banking charges	12,657	9,237	34,602	31,289
Information technology expenses	6,805	6,899	19,771	20,067
Professional and service fees	5,336	4,976	15,267	14,097
Taxes, other than payroll and income taxes	4,153	3,742	11,622	10,209
Insurance	2,721	2,821	8,511	8,615
Advertising, business promotion, and strategic initiatives	2,875	2,469	8,036	7,293
Loan servicing and clearing expenses	2,288	1,806	6,694	5,805
Communication	1,080	1,068	3,421	3,368
Printing, postage, stationery and supplies	1,022	1,046	3,151	2,944
Director and investor relations	296	257	1,013	917
Foreclosed real estate and other repossessed assets (income) expenses, net	(521)	1,272	817	1,209
Other	3,006	2,415	8,121	9,569
Total non-interest expense	96,548	91,600	284,802	275,972
Income before income taxes	61,371	61,784	186,697	200,961
Income tax expense	9,533	14,784	37,487	53,138
Net income available to common shareholders	$51,838	$47,000	$149,210	$147,823
Earnings per common share:
Basic	$1.17	$1.01	$3.33	$3.15
Diluted	$1.16	$1.00	$3.31	$3.14
Average common shares outstanding and equivalents	44,658	46,846	45,056	47,111
Cash dividends per share of common stock	$0.30	$0.25	$0.90	$0.75
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

	Quarters Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$51,838	$47,000	$149,210	$147,823
Other comprehensive income before tax:
Unrealized gain on securities available-for-sale	25,979	64,330	75,110	41,010
Realized loss on sale of securities available-for-sale	—	—	—	7
Other comprehensive income before taxes	25,979	64,330	75,110	41,017
Income tax effect	(4,498)	(10,826)	(12,572)	(6,994)
Other comprehensive income after taxes	21,481	53,504	62,538	34,023
Comprehensive income	$73,319	$100,504	$211,748	$181,846
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

	Quarters Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Common stock:
Balance at the beginning and end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	639,901	637,895	639,786	638,667
Stock-based compensation expense	1,462	1,592	4,612	4,722
Lapsed restricted stock units	(13)	—	(3,048)	(3,902)
Balance at end of period	641,350	639,487	641,350	639,487
Legal surplus:
Balance at beginning of period	178,834	160,560	169,537	150,967
Transfer from retained earnings	4,780	4,430	14,077	14,023
Balance at end of period	183,614	164,990	183,614	164,990
Retained earnings:
Balance at beginning of period	833,187	706,807	771,993	639,324
Net income	51,838	47,000	149,210	147,823
Cash dividends declared on common stock[1]	(13,419)	(11,562)	(40,300)	(35,309)
Transfer to legal surplus	(4,780)	(4,430)	(14,077)	(14,023)
Balance at end of period	866,826	737,815	866,826	737,815
Treasury stock:
Balance at beginning of period	(328,572)	(250,951)	(296,991)	(228,350)
Stocks repurchased	(20,398)	(104)	(51,486)	(24,386)
Lapsed restricted stock units and options, net of employee award repurchased	13	—	(480)	1,681
Balance at end of period	(348,957)	(251,055)	(348,957)	(251,055)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(48,782)	(86,494)	(89,839)	(67,013)
Other comprehensive gain, net of tax	21,481	53,504	62,538	34,023
Balance at end of period	(27,301)	(32,990)	(27,301)	(32,990)
Total stockholders’ equity	$1,375,417	$1,318,132	$1,375,417	$1,318,132
[1] Dividends declared per common share during the quarter ended September 30, 2025 - $0.30 (September 30, 2024 - $0.25). Dividends declared per common share during the nine-month period ended September 30, 2025 - $0.90 (September 30, 2024 - $0.75).
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024

	Nine-Month Periods Ended September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$149,210	$147,823
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, net of accretion of fair value discounts, on loans and amortization of deferred loan origination costs, net of fees	904	2,348
Accretion of investment securities discounts, net of amortization of premiums	(536)	(6,593)
Amortization of other intangible assets	3,696	4,434
Net change in operating leases	(204)	(55)
Depreciation and amortization of premises and equipment	15,448	16,028
Deferred income tax (benefit) expense, net	(4,212)	28,858
Provision for credit losses	75,624	52,061
Stock-based compensation	4,612	4,722
(Gain) loss on:
Sale of securities	—	7
Sale of loans	(1,546)	(1,293)
Foreclosed real estate and other repossessed assets	(1,826)	(1,243)
Sale of other assets	—	(1)
Originations and purchases of loans held-for-sale	(97,063)	(88,089)
Proceeds from sale of loans held-for-sale	34,054	79,283
Net (increase) decrease in:
Accrued interest receivable	112	1,015
Servicing assets	2,998	2,434
Other assets	(68,691)	(50,014)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	2,237	(908)
Accrued expenses and other liabilities	43,688	23,405
Net cash provided by operating activities	158,505	214,222

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024 (CONTINUED)

	Nine-Month Periods Ended September 30,
	2025	2024
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(352,634)	(1,070,454)
Mortgage servicing rights	—	(17,162)
FHLB stock	(30,367)	(52,766)
Equity securities	(3,869)	(3,281)
Maturities and redemptions of:
Investment securities available-for-sale	262,070	893,202
Investment securities held-to-maturity	16,634	216,616
FHLB stock	27,226	48,824
Proceeds from sales of:
Investment securities available-for-sale	—	149,406
Foreclosed real estate and other repossessed assets, including write-offs	40,225	39,860
Premises and equipment	—	1
Origination and purchase of loans, excluding loans held-for-sale	(2,546,785)	(2,226,978)
Principal repayment of loans	2,133,731	1,910,835
Additions to premises and equipment	(12,485)	(17,280)
Net cash used in investing activities	$(466,254)	$(129,177)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	395,492	(161,998)
Securities sold under agreements to repurchase	25,000	—
FHLB advances and other borrowings	130,000	69,998
Exercise of stock options and restricted units lapsed, net of employee award repurchased	(3,528)	(2,221)
Purchase of treasury stock	(51,486)	(24,386)
Dividends paid on common stock	(38,517)	(34,024)
Net cash provided by (used in) financing activities	$456,961	$(152,631)
Net change in cash and cash equivalents	149,212	(67,586)
Cash and cash equivalents at beginning of period	591,137	748,173
Cash and cash equivalents at end of period	$740,349	$680,587
See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024 (CONTINUED)

	September 30,
	2025	2024
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$737,084	$674,702
Money market investments	3,265	5,885
Total cash and cash equivalents at end of period	$740,349	$680,587

	Nine-Month Periods Ended September 30,
	2025	2024
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$122,924	$118,324
Income taxes paid	$76,354	$33,803
Operating lease liabilities paid	$6,950	$7,293
Mortgage loans held-for-sale securitized into mortgage-backed securities	$62,146	$55,694
Transfer from loans to foreclosed real estate and other repossessed assets	$36,275	$36,466
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$1,983	$34,684
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$5,320	$1,483
Financed sales of foreclosed real estate	$448	$1,273
Delinquent loans booked under the GNMA buy-back option	$46,716	$41,800
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
The Bank has a wholly-owned operating subsidiary, OFG USA LLC (“OFG USA”), which is a commercial lender organized in Delaware. In addition, Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are international banking entities licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to assets/liabilities located outside of Puerto Rico. The Bank also has a wholly-owned subsidiary, OBPEF LLC (“OBPEF”), which is a private equity fund under the Puerto Rico Incentives Code, as amended, whose objective is to provide financing to eligible borrowers, whether in the form of senior or subordinated debt, to support the economic development of Puerto Rico.
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). Operating results for the nine-month period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. OFG evaluated subsequent events through the filing date of this report with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses.
New Accounting Updates Not Yet Adopted
Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-07, which refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. ASU 2025-07 is effective for all entities for interim and annual reporting periods beginning after December 15, 2026, and may be applied either on a prospective or modified retrospective basis. Early adoption is permitted. At September 30, 2025, we do not have derivative instruments. If we enter into derivative instruments in the future, we will adopt this guidance.
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, which amends the accounting and disclosure rules for internal use software costs under GAAP (specifically ASC 350-40). The ASU eliminates stage‑based guidance for

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
internal‑use software development and introduces a principles‑based approach for capitalization. Under the new model, capitalization begins when management authorizes and commits funding for a project and it is probable the software will be completed and perform its intended function. The ASU also relocates website development guidance to Subtopic 350‑40 and requires enhanced disclosures about the nature of internal‑use software projects, amounts capitalized and expensed, amortization methods, and significant judgments. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We will adopt this guidance when it becomes effective in the 2028 annual period. We are currently evaluating the impact on our financial statements and disclosures.
Disaggregation of Income Statement Expenses. In November 2024, FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense line items an entity presents on the face of the income statement, rather, it requires disaggregation of certain expense line items into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We will adopt this guidance when it becomes effective in the 2027 annual period on a prospective basis. We are currently evaluating the impact on our financial statements and disclosures.
Income Taxes—Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to enhance income tax disclosures and requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The ASU’s two primary enhancements will require further disaggregation for existing disclosures for the effective tax rate reconciliation and income taxes paid. More specifically, the amendments will require entities to disclose: a tabular effective tax rate reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and jurisdiction; and income taxes paid (net of refunds received), broken out between federal, state and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total. The amendments in this update are effective for annual periods beginning after December 15, 2024. Entities are permitted to early adopt these amendments. The amendments should be applied prospectively, but retrospective application is permitted. We will adopt this guidance when it becomes effective in the 2025 annual period and the impact on our financial statements and disclosures is not expected to be material.
New Accounting Updates Adopted in the quarter ended September 30, 2025
Financial Instruments—Credit Losses (Topic 326): Measurement Of Credit Losses For Accounts Receivable And Contract Assets. In July 2025, the FASB issued ASU 2025-05 which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The ASU is designed to reduce the cost and complexity of applying Topic 326 (credit losses) to current accounts receivable and current contracts assets arising from transactions accounted for under Topic 606 (revenue from contracts with customers). ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. We adopted this guidance in the third quarter of 2025 on a prospective basis and the impact on our financial statements and disclosures was not material.
NOTE 2 – CASH RESTRICTIONS
OFG has no restricted cash as of September 30, 2025 and December 31, 2024. The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered September 30, 2025, was $477.5 million (December 31, 2024 - $472.0 million). At September 30, 2025 and December 31, 2024, the Bank complied with this requirement. Cash and due from banks, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
OFG considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2025 and December 31, 2024, money market instruments included as part of cash and cash equivalents amounted to $3.3 million and $6.7 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$2,096,291	$27,145	$37,277	$2,086,159	4.60%
GNMA certificates
Due from 5 to 10 years	3,155	—	59	3,096	1.78%
Due after 10 years	492,997	11,321	31,908	472,410	3.77%
Total GNMA certificates	496,152	11,321	31,967	475,506	3.76%
CMOs issued by US government-sponsored agencies
Due after 10 years	3,209	—	43	3,166	2.49%
Total mortgage-backed securities	2,595,652	38,466	69,287	2,564,831	4.44%
Investment securities
US Treasury securities
Due less than 1 year	1,634	1	—	1,635	4.13%
Other debt securities
Due from 1 to 5 years	500	—	—	500	2.35%
Due after 10 years	3	—	—	3	2.97%
Total other debt securities	503	—	—	503	2.35%
Total investment securities	2,137	1	—	2,138	3.71%
Total securities available for sale	$2,597,789	$38,467	$69,287	$2,566,969	4.44%

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$275,116	$—	$47,252	$227,864	1.73%
Other debt securities
Due from 1 to 5 years	35,000	1	—	35,001	5.27%
Total securities held to maturity	$310,116	$1	$47,252	$262,865	2.13%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of September 30, 2025 and December 31, 2024, the amortized cost of investment securities excludes accrued interest receivable, included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 9 – Accrued Interest Receivable and Other Assets.
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
At September 30, 2025 and December 31, 2024, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption and, therefore, have no ACL.
Investment securities as of September 30, 2025, include $1.715 billion pledged to secure government deposits, regulatory collateral, and borrowings, of which $1.606 billion serve as collateral for public funds. Investment securities as of December 31, 2024, include $1.564 billion pledged to secure government deposits, regulatory collateral, and borrowings, of which $1.440 billion serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge the collateral.
The Bank’s IBEs, OIB and Oriental Overseas, both held short-term US Treasury securities in the amount of $775 thousand and $525 thousand at September 30, 2025 and December 31, 2024, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions.
During the nine-month periods ended September 30, 2025 and 2024, OFG retained securitized Government National Mortgage Association (“GNMA”) pools totaling $64.0 million and $55.7 million, respectively, at a yield of 4.84% and 5.08%, respectively, from its own originations.
During the nine-month period ended September 30, 2024, OFG sold $149.4 million of US Treasury securities available for sale and recognized a $7 thousand loss on the sale, included in the consolidated statements of operations. There were no sales of investment securities during the nine-month period ended September 30, 2025.

	Nine-Month Period Ended September 30, 2024
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of investment securities available-for-sale
Investment securities
US Treasury securities	$149,406	$149,413	$—	$7

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale at September 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$99,560	$412	$553,694	$36,865	$653,254	$37,277
GNMA certificates	10,010	301	225,797	31,666	235,807	31,967
CMOs issued by US government-sponsored agencies	—	—	3,166	43	3,166	43
	$109,570	$713	$782,657	$68,574	$892,227	$69,287

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$791,987	$12,989	$579,727	$61,462	$1,371,714	$74,451
GNMA certificates	83,773	2,019	201,320	38,945	285,093	40,964
CMOs issued by US government-sponsored agencies	—	—	5,639	129	5,639	129
	$875,760	$15,008	$786,686	$100,536	$1,662,446	$115,544

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
The composition of the amortized cost basis of OFG’s loan portfolio at September 30, 2025 and December 31, 2024, segregated between non-purchased credit deteriorated loans (“non-PCD”) and purchased credit deteriorated (“PCD”) loans, was as follows:

	September 30, 2025			December 31, 2024
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,263,842	$73,615	$1,337,457	$1,222,395	$77,196	$1,299,591
Other commercial and industrial	1,206,083	9,133	1,215,216	1,087,886	11,533	1,099,419
	2,469,925	82,748	2,552,673	2,310,281	88,729	2,399,010
Commercial US	831,731	—	831,731	704,081	—	704,081
Total commercial loans	3,301,656	82,748	3,384,404	3,014,362	88,729	3,103,091
Mortgage loans	627,048	772,808	1,399,856	628,853	841,964	1,470,817
Consumer loans:
Personal loans	641,051	—	641,051	620,430	245	620,675
Credit lines	9,333	337	9,670	10,126	353	10,479
Credit cards	34,843	—	34,843	36,956	—	36,956
Overdraft	513	—	513	451	—	451
	685,740	337	686,077	667,963	598	668,561
Auto loans	2,646,811	119	2,646,930	2,549,033	460	2,549,493
	7,261,255	856,012	8,117,267	6,860,211	931,751	7,791,962
Allowance for credit losses	(189,701)	(8,081)	(197,782)	(170,709)	(5,154)	(175,863)
Total loans held for investment, net	7,071,554	847,931	7,919,485	6,689,502	926,597	7,616,099
Mortgage loans held-for-sale	9,680	—	9,680	13,286	—	13,286
Other loans held-for-sale	6,248	—	6,248	4,446	—	4,446
Total loans held-for-sale	15,928	—	15,928	17,732	—	17,732
Total loans, net	$7,087,482	$847,931	$7,935,413	$6,707,234	$926,597	$7,633,831
During the nine-month period ended September 30, 2024, OFG sold $56.3 million of commercial loans held-for-sale and recognized a $454 thousand gain, included in other non-interest income in the consolidated statements of operations. During the nine-month period ended September 30, 2025, there were no sales of commercial loans held-for-sale. At September 30, 2025 and December 31, 2024, OFG had $6.2 million and $4.4 million, respectively, in commercial loans held-for-sale.

At September 30, 2025 and December 31, 2024, OFG had carrying balances of $77.2 million and $66.4 million, respectively, in loans held-for-investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and are in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.
The tables below present the aging of the amortized cost of loans held for investment at September 30, 2025 and December 31, 2024, by class of loans. Mortgage loans past due include $46.7 million and $48.6 million of delinquent loans in the GNMA buy-back option program at September 30, 2025 and December 31, 2024, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,088	$65	$7,560	$8,713	$1,255,129	$1,263,842	$—
Other commercial and industrial	1,585	876	3,609	6,070	1,200,013	1,206,083	—
	2,673	941	11,169	14,783	2,455,142	2,469,925	—
Commercial US	—	5,809	—	5,809	825,922	831,731	—
Total commercial loans	2,673	6,750	11,169	20,592	3,281,064	3,301,656	—
Mortgage loans	5,261	6,213	57,899	69,373	557,675	627,048	2,187
Consumer loans:
Personal loans	8,778	5,020	3,321	17,119	623,932	641,051	—
Credit lines	95	70	45	210	9,123	9,333	—
Credit cards	643	320	576	1,539	33,304	34,843	—
Overdraft	74	—	—	74	439	513	—
	9,590	5,410	3,942	18,942	666,798	685,740	—
Auto loans	125,255	44,820	15,889	185,964	2,460,847	2,646,811	—
Total loans	$142,779	$63,193	$88,899	$294,871	$6,966,384	$7,261,255	$2,187

	December 31, 2024
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$879	$215	$9,780	$10,874	$1,211,521	$1,222,395	$—
Other commercial and industrial	597	629	3,588	4,814	1,083,072	1,087,886	—
	1,476	844	13,368	15,688	2,294,593	2,310,281	—
Commercial US	—	4,505	—	4,505	699,576	704,081	—
Total commercial loans	1,476	5,349	13,368	20,193	2,994,169	3,014,362	—
Mortgage loans	5,362	6,069	59,995	71,426	557,427	628,853	2,047
Consumer loans:
Personal loans	8,522	4,655	3,494	16,671	603,759	620,430	—
Credit lines	53	38	125	216	9,910	10,126	—
Credit cards	670	255	571	1,496	35,460	36,956	—
Overdraft	88	—	—	88	363	451	—
	9,333	4,948	4,190	18,471	649,492	667,963	—
Auto loans	119,805	50,208	20,055	190,068	2,358,965	2,549,033	—
Total loans	$135,976	$66,574	$97,608	$300,158	$6,560,053	$6,860,211	$2,047

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
There were no past due loans held-for-sale as of September 30, 2025 and December 31, 2024.
Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.

Non-accrual Loans
The following table presents the amortized cost basis of loans held for investment on non-accrual status as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)
Non-PCD:
Commercial PR:
Commercial secured by real estate	$3,879	$4,975	$8,854	$4,610	$6,248	$10,858
Other commercial and industrial	3,398	2,820	6,218	1,855	1,996	3,851
	7,277	7,795	15,072	6,465	8,244	14,709
Commercial US	38,356	—	38,356	21,317	2,887	24,204
Total commercial loans	45,633	7,795	53,428	27,782	11,131	38,913
Mortgage loans	9,753	2,280	12,033	8,770	3,153	11,923
Consumer loans:
Personal loans	3,560	13	3,573	3,468	44	3,512
Credit lines	45	—	45	125	—	125
Credit cards	576	—	576	570	—	570
	4,181	13	4,194	4,163	44	4,207
Auto loans	15,961	1	15,962	20,049	6	20,055
Total	$75,528	$10,089	$85,617	$60,764	$14,334	$75,098

PCD:
Commercial PR:
Commercial secured by real estate	$5,972	$1,831	$7,803	$—	$1,946	$1,946
Other commercial and industrial	—	—	—	695	—	695
Total commercial loans	5,972	1,831	7,803	695	1,946	2,641
Mortgage loans	230	—	230	239	—	239
Total	$6,202	$1,831	$8,033	$934	$1,946	$2,880
Total non-accrual loans	$81,730	$11,920	$93,650	$61,698	$16,280	$77,978
The determination of non-accrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
As of September 30, 2025, total commercial non-accrual loans exclude $2.0 million of non-accrual commercial loans held-for-sale. There were no commercial non-accrual loans held-for-sale at December 31, 2024.
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
As of September 30, 2025 and September 30, 2024, the amortized cost of modified loans excludes $29 thousand and $33 thousand, respectively, of accrued interest receivable. Accrued interest receivable on loans is included in the “accrued interest receivable” line in OFG’s consolidated statements of financial condition. The amortized cost of modified loans during the nine-month periods ended September 30, 2025 and 2024, includes $796 thousand and $621 thousand, respectively, of government-guaranteed loans (e.g., FHA/VA).
The following tables present the amortized cost basis as of September 30, 2025 and 2024, of loans held for investment that were modified during the quarters and nine-month periods ended September 30, 2025 and 2024, disaggregated by class of financing receivable and type of concession granted.

	Interest Rate Reduction
	Quarters Ended September 30,				Nine-Month Periods Ended September 30,
	2025		2024		2025		2024
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$—	—%	$—	—%	$194	0.01%	$—	—%
Other commercial and industrial	—	—%	—	—%	78	0.01%	—	—%
	—	—%	—	—%	272	0.01%	—	—%
Commercial US	—	—%	9,824	1.44%	—	—%	9,824	1.44%
Total commercial loans	—	—%	9,824	1.44%	272	0.01%	9,824	1.44%
Mortgage loans	—	—%	—	—%	—	—%	—	—%
Consumer:
Personal loans	—	—%	—	—%	—	—%	26	—%
Auto loans	—	—%	—	—%	—	—%	31	—%
Total	$—		$9,824		$272		$9,881

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Extension
	Quarters Ended September 30,				Nine-Month Periods Ended September 30,
	2025		2024		2025		2024
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial PR:
Other commercial and industrial	$—	—%	$—	—%	$697	0.06%	$—	—%
Mortgage loans	842	0.06%	415	0.03%	2,113	0.15%	1,084	0.07%
Consumer:
Personal loans	—	—%	—	—%	—	—%	7	—%
Auto loans	52	—%	—	—%	144	0.01%	—	—%
Total	$894		$415		$2,954		$1,091

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Principal Forbearance/Forgiveness
	Quarters Ended September 30,				Nine-Month Periods Ended September 30,
	2025		2024		2025		2024
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$—	—%	$—	—%	$9,821	1.18%	$—	—%

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Term Extension and Interest Rate Reduction
	Quarters Ended September 30,				Nine-Month Periods Ended September 30,
	2025		2024		2025		2024
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$—	—%	$—	—%	$454	0.03%	$—	—%
Other commercial and industrial	1,177	0.10%	—	—%	1,177	0.10%	—	—%
	1,177	0.05%	—	—%	1,631	0.06%	—	—%
Mortgage loans	84	0.01%	—	—%	127	0.01%	89	0.01%
Consumer:
Personal loans	95	0.01%	—	—%	95	0.01%	—	—%
Auto loans	80	—%	—	—%	133	0.01%	—	—%
Total	$1,436		$—		$1,986		$89

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Combination of Term Extension and Principal Forgiveness/Forbearance
	Quarters Ended September 30,				Nine-Month Periods Ended September 30,
	2025		2024		2025		2024
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$—	—%	$—	—%	$3,258	0.39%	$—	—%
Mortgage loans	—	—%	123	0.01%	98	—%	123	0.01%
Total	$—		$123		$3,356		$123

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Interest Rate Reduction and Principal Forgiveness/Forbearance
	Quarters Ended September 30,				Nine-Month Periods Ended September 30,
	2025		2024		2025		2024
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Mortgage loans	$94	0.01%	$—	—%	$94	0.01%	$—	—%

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Interest Rate Reduction, Term Extension and Principal Forgiveness/Forbearance
	Quarters Ended September 30,				Nine-Month Periods Ended September 30,
	2025		2024		2025		2024
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$—	—%	$—	—%	$7,125	0.86%	$—	—%
Mortgage loans	—	—%	—	—%	137	0.01%	—	—%
Total	$—		$—		$7,262		$—

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the financial effect of the modifications granted to borrowers experiencing financial difficulty during the quarters and nine-month periods ended September 30, 2025 and 2024. The financial effect of the combined modifications is presented separately by type of modification.

	Quarter Ended September 30, 2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Other commercial and industrial	1.99%	29	$—
Mortgage loans	1.21%	158	$27
Consumer loans:
Personal loans	4.18%	40	$—
Auto loans	1.38%	37	$—

	Nine-Month Period Ended September 30, 2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	2.99%	24	$—
Other commercial and industrial	2.19%	32	$—
Commercial US	2.15%	16	$5,309
Mortgage loans	0.75%	135	$33
Consumer loans:
Personal loans	4.18%	40	$—
Auto loans	2.01%	35	$—

	Quarter Ended September 30, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial US	0.73%	0	$—
Mortgage loans	—%	193	$10,993

	Nine-Month Period Ended September 30, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial US	0.73%	0	$—
Mortgage loans	0.38%	185	$10,993
Consumer loans:
Personal loans	5.00%	18	$—
Auto loans	3.00%	0	$—

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the amortized cost basis as of September 30, 2025 and 2024, of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the prior twelve months.

	Twelve-Month Period Ended September 30, 2025
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage loans	$—	$158	$—	$—	$158

	Twelve-Month Period Ended September 30, 2024
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
Mortgage loans	$—	$107	$—	$—	$107
A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower missed three consecutive monthly payments since modification. Payment defaults is one of the factors considered when projecting future cash flows in the calculation of the ACL of loans.

OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status of loans that have been modified in the twelve-month periods ended September 30, 2025 and 2024 that were granted to borrowers experiencing financial difficulty.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2025
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$648	$648
Other commercial and industrial	—	—	—	—	1,952	1,952
	—	—	—	—	2,600	2,600
Commercial US	—	5,809	—	5,809	20,203	26,012
Total commercial loans	—	5,809	—	5,809	22,803	28,612
Mortgage loans	958	—	158	1,116	2,065	3,181
Consumer loans:
Personal loans	—	—	—	—	95	95
Credit lines	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdraft	—	—	—	—	—	—
	—	—	—	—	95	95
Auto loans	—	—	—	—	347	347
Total	$958	$5,809	$158	$6,925	$25,310	$32,235

	September 30, 2024
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$—	$—
Other commercial and industrial	—	—	—	—	598	598
Commercial US	—	—	—	—	9,824	9,824
Total commercial loans	—	—	—	—	10,422	10,422
Mortgage loans	—	38	107	145	1,937	2,082
Consumer loans:
Personal loans	26	—	—	26	7	33
Auto loans	—	—	—	—	80	80
Total	$26	$38	$107	$171	$12,446	$12,617
There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $26.3 million and $25.0 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through their respective courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held for investment at September 30, 2025 and December 31, 2024, by class of loans.

	September 30,	December 31,
	2025	2024
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$6,327	$6,877

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of September 30, 2025, and based on the most recent analysis performed, the risk category of loans held for investment subject to risk rating by class of loans, and current year-to-date period gross charge-offs by year of origination is as follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$235,552	$169,936	$200,253	$201,255	$153,801	$199,616	$45,116	$1,205,529
Special Mention	—	263	13,348	3,632	20,964	4,269	2,323	44,799
Substandard	—	—	103	1,155	2,247	9,058	951	13,514
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	235,552	170,199	213,704	206,042	177,012	212,943	48,390	1,263,842
Commercial secured by real estate:
YTD gross charge-offs	—	—	13	—	34	2	—	49
Other commercial and industrial:
Loan grade:
Pass	151,100	135,180	216,787	41,670	32,678	26,696	528,742	1,132,853
Special Mention	—	141	1,339	5,872	798	88	10,721	18,959
Substandard	638	52	2,083	915	45,091	1,521	3,971	54,271
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	151,738	135,373	220,209	48,457	78,567	28,305	543,434	1,206,083
Other commercial and industrial:
YTD gross charge-offs	16	43	40	1,091	19	573	—	1,782
Commercial US:
Loan grade:
Pass	133,127	46,744	87,452	20,604	30,035	33,555	356,309	707,826
Special Mention	—	2,475	9,654	—	—	—	43,223	55,352
Substandard	6,520	8,721	15,607	15,631	—	—	20,551	67,030
Doubtful	—	1,523	—	—	—	—	—	1,523
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	139,647	59,463	112,713	36,235	30,035	33,555	420,083	831,731
Commercial US:
YTD gross charge-offs	—	—	—	2,918	3,647	—	—	6,565
Total commercial loans	$526,937	$365,035	$546,626	$290,734	$285,614	$274,803	$1,011,907	$3,301,656
Total YTD gross charge-offs	$16	$43	$53	$4,009	$3,700	$575	$—	$8,396

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
At September 30, 2025 and December 31, 2024, the balance of revolving commercial loans converted to term loans was $164.0 million and $191.9 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the ACL. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan and payment activity. The following table presents the amortized cost in mortgage and consumer loans held for investment based on payment performance as of September 30, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Mortgage loans:
Performing	$41,528	$39,267	$17,642	$20,978	$27,937	$462,270	$—	$609,622
Nonperforming	84	1,001	1,094	410	637	14,200	—	17,426
Total mortgage loans:	41,612	40,268	18,736	21,388	28,574	476,470	—	627,048
Mortgage loans:
YTD gross charge-offs	—	—	23	—	—	11	—	34
Consumer loans:
Personal loans:
Performing	199,082	193,383	125,158	79,338	28,250	12,267	—	637,478
Nonperforming	380	1,076	1,019	788	243	67	—	3,573
Total personal loans	199,462	194,459	126,177	80,126	28,493	12,334	—	641,051
Personal loans:
YTD gross charge-offs	121	6,111	7,090	5,442	1,294	503	—	20,561
Credit lines:
Performing	—	—	—	—	—	—	9,288	9,288
Nonperforming	—	—	—	—	—	—	45	45
Total credit lines	—	—	—	—	—	—	9,333	9,333
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	186	186
Credit cards:
Performing	—	—	—	—	—	—	34,267	34,267
Nonperforming	—	—	—	—	—	—	576	576
Total credit cards	—	—	—	—	—	—	34,843	34,843
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	1,643	1,643
Overdrafts:
Performing	—	—	—	—	—	—	513	513
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	513	513
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	536	536
Total consumer loans	199,462	194,459	126,177	80,126	28,493	12,334	44,689	685,740
Total consumer loans YTD gross charge-offs	121	6,111	7,090	5,442	1,294	503	2,365	22,926
Total mortgage and consumer loans	$241,074	$234,727	$144,913	$101,514	$57,067	$488,804	$44,689	$1,312,788
Total mortgage and consumer loans YTD gross charge-offs	$121	$6,111	$7,113	$5,442	$1,294	$514	$2,365	$22,960

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
At September 30, 2025 and December 31, 2024, the balance of mortgage and consumer revolving loans that were converted to term loans was $2.6 million and $2.2 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans based on Fair Isaac Corporation (“FICO”) score. The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of September 30, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$93,655	$193,035	$179,129	$141,067	$74,810	$45,263	$726,959
661-699	114,779	122,877	80,212	50,664	25,073	14,909	408,514
700+	378,002	454,340	318,408	184,030	94,096	57,686	1,486,562
No FICO	3,302	7,898	5,557	4,526	2,364	1,129	24,776
Total auto loans	$589,738	$778,150	$583,306	$380,287	$196,343	$118,987	$2,646,811
Auto loans:
YTD gross charge-offs	$1,084	$13,071	$16,043	$10,971	$4,706	$3,930	$49,805
The following table presents the amortized cost in auto loans held for investment based on their most recent FICO score as of December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$157,865	$191,510	$163,990	$93,675	$41,016	$38,369	$686,425
661-699	172,579	116,145	69,573	36,607	15,583	13,720	424,207
700+	521,507	397,649	243,449	130,613	66,571	54,947	1,414,736
No FICO	5,266	6,630	5,616	3,255	1,265	1,633	23,665
Total auto loans	$857,217	$711,934	$482,628	$264,150	$124,435	$108,669	$2,549,033
Auto loans:
YTD gross charge-offs	$4,068	$21,603	$18,912	$8,552	$3,799	$4,717	$61,651
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding tables.
As of September 30, 2025 and December 31, 2024, accrued interest receivable on loans totaled $59.7 million and $60.9 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 9 – Accrued Interest Receivable and Other Assets for more information on accrued interest receivable on loans.

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
At September 30, 2025, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the commercial US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at September 30, 2025 continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as auto loan portfolio credit trends and the evolution of risk ratings applied to the commercial loans and collateral changes in real estate portfolios. There are still many unknown variables, including the results of the local and U.S. mainland governments’ fiscal and monetary actions resulting from the effect of inflation, geopolitical tension, and new trade and tax policies.

As of September 30, 2025, the ACL increased by $21.9 million compared to December 31, 2024. The provision for credit losses for the nine-month period ended September 30, 2025, reflected adjustments of $48.1 million related to loan volume, $14.2 million in specific reserves and $13.6 million due to alignment of economic and loss rate model assumptions.

The net charge-offs for the nine-month period ended September 30, 2025, amounted to $53.4 million, an increase of $1.4 million when compared to the same period of 2024. The increase corresponds to $1.2 million from commercial loans and $2.5 million from auto loans, mainly as a result of higher loan volume, partially offset by a decrease of $2.2 million from consumer loans. Net charge-offs for the nine-month period ended September 30, 2025, include $6.5 million from commercial US loans. Net charge-offs for the nine-month period ended September 30, 2024, include $3.3 million from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the activity in OFG’s ACL by segment for the quarters and nine-month periods ended September 30, 2025 and 2024:

	Quarter Ended September 30, 2025
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$51,586	$5,684	$32,822	$92,673	$182,765
Provision for credit losses	12,181	638	7,757	6,803	27,379
Charge-offs	(5,093)	—	(7,704)	(16,743)	(29,540)
Recoveries	922	171	896	7,108	9,097
Balance at end of period	$59,596	$6,493	$33,771	$89,841	$189,701
PCD:
Balance at beginning of period	$3,482	$3,683	$10	$4	$7,179
Provision for (recapture of) credit losses	259	453	(11)	(34)	667
Charge-offs	(205)	—	—	(2)	(207)
Recoveries	118	281	10	33	442
Balance at end of period	$3,654	$4,417	$9	$1	$8,081
Total allowance for credit losses at end of period	$63,250	$10,910	$33,780	$89,842	$197,782

	Nine-Month Period Ended September 30, 2025
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$44,814	$6,395	$31,818	$87,682	$170,709
Provision for (recapture of) credit losses	22,016	(970)	22,410	29,612	73,068
Charge-offs	(8,396)	(34)	(22,926)	(49,805)	(81,161)
Recoveries	1,162	1,102	2,469	22,352	27,085
Balance at end of period	$59,596	$6,493	$33,771	$89,841	$189,701
PCD:
Balance at beginning of period	$622	$4,514	$11	$7	$5,154
Provision for (recapture of) credit losses	3,062	(751)	(28)	(70)	2,213
Charge-offs	(236)	(59)	(1)	(16)	(312)
Recoveries	206	713	27	80	1,026
Balance at end of period	$3,654	$4,417	$9	$1	$8,081
Total allowance for credit losses at end of period	$63,250	$10,910	$33,780	$89,842	$197,782

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2024
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$33,809	$6,886	$29,432	$80,722	$150,849
Provision for (recapture of) credit losses	928	(31)	9,904	10,212	21,013
Charge-offs	(139)	(37)	(8,863)	(16,371)	(25,410)
Recoveries	1,479	72	830	6,300	8,681
Balance at end of period	$36,077	$6,890	$31,303	$80,863	$155,133
PCD:
Balance at beginning of period	$789	$5,642	$8	$13	$6,452
Provision for (recapture of) credit losses	751	(424)	(16)	(22)	289
Charge-offs	(663)	(66)	—	(9)	(738)
Recoveries	70	250	19	25	364
Balance at end of period	$947	$5,402	$11	$7	$6,367
Total allowance for credit losses at end of period	$37,024	$12,292	$31,314	$80,870	$161,500

	Nine-Month Period Ended September 30, 2024
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$44,041	$7,998	$27,086	$73,485	$152,610
Recapture of (provision for) credit losses	(2,462)	(1,885)	26,867	32,329	54,849
Charge-offs	(7,189)	(102)	(25,024)	(43,148)	(75,463)
Recoveries	1,687	879	2,374	18,197	23,137
Balance at end of period	$36,077	$6,890	$31,303	$80,863	$155,133
PCD:
Balance at beginning of period	$1,113	$7,351	$7	$25	$8,496
Provision for (recapture of) credit losses	377	(2,752)	(45)	(107)	(2,527)
Charge-offs	(928)	(178)	—	(24)	(1,130)
Recoveries	385	981	49	113	1,528
Balance at end of period	$947	$5,402	$11	$7	$6,367
Total allowance for credit losses at end of period	$37,024	$12,292	$31,314	$80,870	$161,500

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for the quarters and nine-month periods ended September 30, 2025 and 2024:

	Quarters Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$2,603	$6,526	$4,002	$10,780
Additions	631	638	1,188	2,689
Sales	(459)	(3,035)	(2,884)	(9,965)
Decline in value	(23)	(299)	(246)	(600)
Other adjustments	408	589	1,100	1,515
Balance at end of period	$3,160	$4,419	$3,160	$4,419

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
At September 30, 2025, the fair value of mortgage servicing rights was $67.4 million ($70.4 million — December 31, 2024).
The following table presents the changes in servicing rights measured using the fair value method for the quarters and nine-month periods ended September 30, 2025 and 2024:

	Quarters Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Fair value at beginning of period	$68,588	$49,789	$70,435	$49,520
Acquired servicing rights	—	21,427	—	21,427
Servicing from mortgage securitization or asset transfers	723	496	2,133	1,326
Changes due to payments on loans	(1,407)	(1,108)	(4,015)	(2,759)
Changes in fair value due to changes in valuation model inputs or assumptions	(467)	(2,092)	(1,116)	(1,002)
Fair value at end of period	$67,437	$68,512	$67,437	$68,512
On August 30, 2024, OFG acquired the servicing rights to a $1.7 billion mortgage loan portfolio that was being subserviced by the Bank. At the time of acquisition, the value of the servicing rights acquired amounted to $21.4 million.
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of September 30, 2025 and 2024:

	Nine-Month Periods Ended September 30,
	2025	2024
Constant prepayment rate	2.52% - 19.69%	0.85% - 13.30%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	September 30,	December 31,
	2025	2024
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$67,437	70,435
Weighted average life (in years)	8.0	7.9
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,203)	$(1,276)
Decrease in fair value due to 20% adverse change	$(2,364)	$(2,505)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,953)	$(3,103)
Decrease in fair value due to 20% adverse change	$(5,677)	$(5,966)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance. Ancillary fees include various service charges such as late payment fees and fees for additional services. These fees are recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing and ancillary fees on mortgage loans for the quarters ended September 30, 2025 and 2024 totaled $5.6 million and $5.0 million, respectively. Servicing and ancillary fees on mortgage loans for the nine-month periods ended September 30, 2025 and 2024 totaled $16.7 million and $14.0 million, respectively.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to Note 23 – Business Segments for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2024	$84,063	$178	$—	$84,241
September 30, 2025	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill during the quarters and nine-month periods ended September 30, 2025 and 2024. There were no accumulated impairment losses at September 30, 2025 and December 31, 2024.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG performed its annual impairment review of goodwill during the fourth quarter of 2024 using October 31, 2024 as the annual evaluation date and concluded that there was no impairment at December 31, 2024. During the nine-month period ended September 30, 2025, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at September 30, 2025.
The following table reflects the components of other intangible assets subject to amortization at September 30, 2025 and December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
September 30, 2025
Core deposit intangibles	$41,507	$33,016	$8,491
Customer relationship intangibles	12,693	10,097	2,595
Total other intangible assets	$54,200	$43,113	$11,086
December 31, 2024
Core deposit intangibles	$41,507	$30,187	$11,320
Customer relationship intangibles	12,693	9,231	3,462
Total other intangible assets	$54,200	$39,418	$14,782

In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with its acquisitions of insurance agencies. During the nine-month period ended September 30, 2025, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at September 30, 2025.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended September 30, 2025 and 2024, was $1.2 million and $1.5 million, respectively. Amortization of other intangible assets for the nine-month periods ended September 30, 2025 and 2024, was $3.7 million and $4.4 million, respectively.
The following table presents the estimated remaining amortization of other intangible assets as of September 30, 2025:

As of September 30, 2025	(In thousands)
2025	$1,232
2026	3,942
2027	2,956
2028	1,971
2029	985
$11,086
NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at September 30, 2025 and December 31, 2024 consists of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Loans	$59,677	$60,864
Investment securities and other	11,914	10,803
	$71,591	$71,667

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $17.1 million at September 30, 2025, of which $16.7 million corresponded to loans in current status, and $18.1 million at December 31, 2024, of which $16.3 million corresponded to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in these moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At September 30, 2025 and December 31, 2024, the ACL for accrued interest receivable for loans that participated in moratorium programs amounted to $32 thousand and $68 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$150,539	$72,093
Other repossessed assets	4,865	6,595
Accounts receivable and other assets	61,222	70,191
	$216,626	$148,879
Prepaid expenses amounting to $150.5 million at September 30, 2025, include prepaid municipal, property and income taxes aggregating to $138.9 million. At December 31, 2024 prepaid expenses amounted to $72.1 million, including prepaid municipal, property and income taxes aggregating to $62.2 million.
Other repossessed assets totaled $4.9 million and $6.6 million at September 30, 2025 and December 31, 2024, respectively, and mainly consist of repossessed automobiles, which are recorded at their net realizable value.
NOTE 10 — DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Non-interest-bearing demand deposits	$2,584,718	$2,493,860
Interest-bearing savings and demand deposits	5,415,453	5,198,462
Retail certificates of deposit	1,216,768	1,170,560
Institutional certificates of deposit	602,629	585,829
Total core deposits	9,819,568	9,448,711
Brokered deposits	189,065	156,075
Total deposits	$10,008,633	$9,604,786
At September 30, 2025 and December 31, 2024, the aggregate amount of uninsured deposits was $5.321 billion (53.16% of total deposits) and $4.915 billion (51.17% of total deposits), respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The weighted average interest rate of OFG’s deposits was 1.53% and 1.56%, respectively, at September 30, 2025 and December 31, 2024.
Interest expense for the quarters and nine-month periods ended September 30, 2025 and 2024 was as follows:

	Quarters Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Demand and savings deposits	$23,097	$25,921	$65,532	$78,668
Certificates of deposit	16,645	12,423	48,381	34,280
	$39,742	$38,344	$113,913	$112,948
At September 30, 2025 and December 31, 2024, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $1.128 billion and $1.049 billion, respectively.
At September 30, 2025 and December 31, 2024, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.649 billion and $1.445 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.683 billion and $1.507 billion at September 30, 2025 and December 31, 2024, respectively.
Excluding accrued interest of approximately $4.2 million and $3.1 million, the scheduled maturities of certificates of deposit at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025		December 31, 2024
	Period-end amount	Uninsured amount	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$430,860	$220,143	$645,919	$336,912
Over 3 months through 6 months	425,766	250,982	293,693	99,596
Over 6 months through 1 year	756,832	265,447	492,799	201,877
	1,613,458	736,572	1,432,411	638,385
Over 1 through 2 years	258,977	53,408	340,176	95,690
Over 2 through 3 years	69,228	4,666	63,044	9,017
Over 3 through 4 years	30,728	4,237	39,462	4,176
Over 4 through 5 years	31,697	4,360	33,549	4,084
Over 5 years	189	—	722	115
	$2,004,277	$803,243	$1,909,364	$751,467
The tables of scheduled maturities of certificates of deposit above includes brokered-deposits and individual retirement accounts.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $894 thousand and $3.2 million, as of September 30, 2025 and December 31, 2024, respectively. December 31, 2024 included $2.5 million overdrafts from two commercial clients that were repaid subsequently.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 11— BORROWINGS AND RELATED INTEREST
Securities Sold under Agreements to Repurchase
At September 30, 2025 and December 31, 2024, securities underlying agreements to repurchase were delivered to, and held by, the counterparties with whom the repurchase agreements were transacted. The counterparties agreed to resell to OFG the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for OFG’s securities portfolio.
The following table shows OFG’s repurchase agreements, excluding accrued interest in the amount of $791 thousand and $222 thousand at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(In thousands)
Short-term fixed-rate repurchase agreements, with a weighted average interest rate of 4.07% (December 31, 2024 - 4.63%)	$100,000	$75,000
Repurchase agreements’ maturities at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024
	(In thousands)
Under 90 days	$—	$75,000
Over 90 days to one year	100,000	—
Total	$100,000	$75,000

The following securities were sold under agreements to repurchase at September 30, 2025 and December 31, 2024:

	September 30, 2025
Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(In thousands)
FNMA and FHLMC Certificates	$103,977	$100,000	$106,444	5.20%

	December 31, 2024
Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(In thousands)
FNMA and FHLMC Certificates	$81,409	$75,000	$80,968	5.25%
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain as collateral an amount of qualifying collateral which has a fair market value that is least equal to the FHLB-NY collateral maintenance level. At September 30, 2025 and December 31, 2024, these advances were secured by mortgage and commercial loans amounting to $1.2 billion and $1.1 billion, respectively. Further, at September 30, 2025 and December 31, 2024, OFG had an additional borrowing capacity with the FHLB of $301.7 million and $383.1 million, respectively. At September 30, 2025 and December 31, 2024, the weighted average remaining maturity of FHLB advances was 1.4 years and 4 months, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $1.5 million and $952 thousand at September 30, 2025 and December 31, 2024, respectively:

	September 30,	December 31,
	2025	2024
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.56%	$55,000	$270,000
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.09% (December 31, 2024 - 3.79%)	400,000	55,000
	$455,000	$325,000
Advances from FHLB mature as follows:

	September 30,	December 31,
	2025	2024
	(In thousands)
Over 90 days to one year	$55,000	$270,000
Over one to three years	400,000	55,000
	$455,000	$325,000
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
The following table presents the potential effect of rights of set-off associated with OFG’s recognized financial assets and liabilities at September 30, 2025 and December 31, 2024:

September 30, 2025
				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Liabilities Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Provided	Net Amount
	(In thousands)
Securities sold under agreements to repurchase	$100,000	$—	$100,000	$106,444	$—	$(6,444)

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
As of September 30, 2025, OFG’s net deferred tax assets, net of a valuation allowance of $3.9 million, amounted to $7.5 million, and the net deferred tax liability, net of valuation allowance of $617 thousand, amounted to $50.3 million, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. As of December 31, 2024, OFG’s deferred tax asset, net of a valuation allowance of $4.7 million, amounted to $6.2 million, and net deferred tax liability, net of a valuation allowance of $694 thousand, amounted to $40.7 million, reflecting aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. The decrease in valuation allowance of $933 thousand was related to OFG’s operations at the holding company level and USVI operations. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at September 30, 2025. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate lower than the statutory rate for the nine-month periods ended September 30, 2025 and 2024 of 20.1% and 26.4%, respectively, the decrease is mainly related to investment subject to preferential tax treatment under the PR Code, a discrete tax windfall on stock options, the release of unrecognized tax benefits recognized during the first quarter of 2025 and a discrete benefit related to the purchase of tax credits at discount. The expected effective tax rate (“ETR”) for 2025, excluding discrete items, is 23.1%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At September 30, 2025, the amount of unrecognized tax benefits was zero (December 31, 2024 - $1.0 million). The amount of unrecognized tax benefits was reversed as a result of the expiration of the statue of limitations during the first quarter of 2025.
Income tax expense for the quarters ended September 30, 2025 and 2024 was $9.5 million and $14.8 million, respectively. Income tax expense for the nine-month periods ended September 30, 2025 and 2024 was $37.5 million and $53.1 million, respectively.

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
As of September 30, 2025 and December 31, 2024, OFG and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2025 and December 31, 2024, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of September 30, 2025 and December 31, 2024 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of September 30, 2025
Total capital to risk-weighted assets	$1,430,713	15.39%	$976,348	10.50%	$929,856	10.00%
Tier 1 capital to risk-weighted assets	$1,313,558	14.13%	$790,377	8.50%	$743,884	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,313,558	14.13%	$650,899	7.00%	$604,406	6.50%
Tier 1 capital to average total assets	$1,313,558	10.75%	$488,574	4.00%	$610,717	5.00%
As of December 31, 2024
Total capital to risk-weighted assets	$1,367,692	15.52%	$925,305	10.50%	$881,242	10.00%
Tier 1 capital to risk-weighted assets	$1,256,906	14.26%	$749,056	8.50%	$704,994	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,256,906	14.26%	$616,870	7.00%	$572,807	6.50%
Tier 1 capital to average total assets	$1,256,906	10.93%	$460,138	4.00%	$575,172	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2025
Total capital to risk-weighted assets	$1,355,778	14.67%	$970,533	10.50%	$924,317	10.00%
Tier 1 capital to risk-weighted assets	$1,239,307	13.41%	$785,669	8.50%	$739,453	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,239,307	13.41%	$647,022	7.00%	$600,806	6.50%
Tier 1 capital to average total assets	$1,239,307	10.23%	$484,509	4.00%	$605,636	5.00%
As of December 31, 2024
Total capital to risk-weighted assets	$1,301,684	14.86%	$919,781	10.50%	$875,982	10.00%
Tier 1 capital to risk-weighted assets	$1,191,547	13.60%	$744,585	8.50%	$700,786	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,191,547	13.60%	$613,187	7.00%	$569,388	6.50%
Tier 1 capital to average total assets	$1,191,547	10.45%	$456,144	4.00%	$570,179	5.00%
NOTE 15 – STOCKHOLDERS’ EQUITY
Common Stock
At both September 30, 2025 and December 31, 2024, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both September 30, 2025 and December 31, 2024, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At September 30, 2025 and December 31, 2024, the Bank’s legal surplus amounted to $183.6 million and $169.5 million, respectively. During the quarter and nine-month period ended September 30, 2025, OFG transferred $4.8 million and $14.1 million, respectively, to the legal surplus account. During the quarter and nine-month period ended September 30, 2024, OFG transferred $4.4 million and $14.0 million, respectively, to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In April 2025, the Board of Directors approved a new $100 million stock repurchase program in addition to the $50 million stock repurchase program approved in October 2024 (collectively, the “repurchase programs”). The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Under the Repurchase Programs, OFG repurchased 1,246,064 shares for a total of $51.5 million at an average price of $41.32 per share during the nine-month period ended September 30, 2025. During the nine-month period ended September 30, 2024, OFG repurchased 671,800 shares for a total of $24.4 million at an average price of $36.30 per share under the approved stock repurchase program for such periods.
At September 30, 2025, the estimated remaining number of shares that may be purchased under the new Repurchase Program is 1,797,899 and was calculated by dividing the remaining balance of $78.2 million by $43.49 (closing price of OFG’s common stock at September 30, 2025).
OFG did not repurchase any shares of its common stock during the nine-month periods ended September 30, 2025 and 2024, other than through its publicly announced stock repurchase programs.
The activity in connection with common shares held in treasury by OFG for the quarters and nine-month periods ended September 30, 2025 and 2024, is set forth below:

	Quarters Ended September 30,
	2025		2024
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	15,143,301	$328,572	13,323,702	$250,951
Common shares used upon lapse of restricted stock units and options	(630)	(13)	—	—
Common shares repurchased as part of the stock repurchase programs	477,641	20,398	2,600	104
End of period	15,620,312	$348,957	13,326,302	$251,055

	Nine-Month Periods Ended September 30,
	2025		2024
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	14,444,965	$296,991	12,820,078	$228,350
Common shares used upon lapse of restricted stock units and options	(127,209)	(2,166)	(165,576)	(1,681)
Common shares repurchased from employee awards	56,492	2,646	—	—
Common shares repurchased as part of the stock repurchase programs	1,246,064	51,486	671,800	24,386
End of period	15,620,312	$348,957	13,326,302	$251,055

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of September 30, 2025 and December 31, 2024, consisted of:

	September 30,	December 31,
	2025	2024
	(In thousands)
Unrealized loss on securities available-for-sale	$(30,820)	$(105,930)
Income tax effect of unrealized loss on securities available-for-sale	3,519	16,091
Net unrealized loss on securities available-for-sale	(27,301)	(89,839)
Accumulated other comprehensive loss, net of income taxes	$(27,301)	$(89,839)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for the quarters and nine-month periods ended September 30, 2025 and 2024:

	Net unrealized loss on securities available-for-sale
	Quarter Ended September 30, 2025	Nine-Month Period Ended September 30, 2025
	(In thousands)
Beginning balance	$(48,782)	$(89,839)
Other comprehensive income before reclassifications	21,479	62,532
Amounts reclassified out of accumulated other comprehensive loss	2	6
Other comprehensive income	21,481	62,538
Ending balance	$(27,301)	$(27,301)

	Net unrealized loss on securities available-for-sale
	Quarter Ended September 30, 2024	Nine-Month Period Ended September 30, 2024
	(In thousands)
Beginning balance	$(86,494)	$(67,013)
Other comprehensive loss before reclassifications	53,502	34,024
Amounts reclassified out of accumulated other comprehensive loss	2	(1)
Other comprehensive loss	53,504	34,023
Ending balance	$(32,990)	$(32,990)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and nine-month periods ended September 30, 2025 and 2024:

	Amount reclassified out of accumulated other comprehensive loss
	Quarters Ended September 30,		Nine-Month Periods Ended September 30,		Affected Line Item in Consolidated Statement of Operations
	2025	2024	2025	2024
	(In thousands)
Available-for-sale securities:
Loss on sale of investments	$—	$—	$—	$(7)	Other non-interest income
Tax effect from changes in tax rates	2	2	6	6	Income tax expense
	$2	$2	$6	$(1)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 17 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2025 and 2024 is as follows:

	Quarters Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Income available to common shareholders	$51,838	$47,000	$149,210	$147,823

Average common shares outstanding	44,430	46,560	44,857	46,868
Effect of dilutive securities:
Average potential common shares-options	228	286	199	243
Total weighted average common shares outstanding and equivalents	44,658	46,846	45,056	47,111
Earnings per common share - basic	$1.17	$1.01	$3.33	$3.15
Earnings per common share - diluted	$1.16	$1.00	$3.31	$3.14
For both quarters ended September 30, 2025 and 2024, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to zero. For the nine-month periods ended September 30, 2025 and 2024, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to 445 and 507, respectively.
During the first quarter of 2025, OFG increased its quarterly common stock cash dividend to $0.30 per share from $0.25 per share at December 31, 2024. During the first quarter of 2024, OFG increased its quarterly common stock cash dividend to $0.25 per share from $0.22 per share at December 31, 2023.
NOTE 18 – GUARANTEES
At September 30, 2025 and December 31, 2024, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $29.9 million and $25.3 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse pursuant to FHLMC’s, GNMA’s, and FNMA’s residential mortgage loan sales and securitization programs. At September 30, 2025 and December 31, 2024, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under the residential mortgage loan sale programs was $84.8 million and $90.5 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At September 30, 2025, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $125 thousand (December 31, 2024– $155 thousand).
The following table shows the changes in OFG’s liability for estimated losses from credit recourse agreements included in the consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2025 and 2024:

	Quarters Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$91	$59	$155	$102
Net recoveries (charge-offs/terminations)	34	(18)	(30)	(61)
Balance at end of period	$125	$41	$125	$41
The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default (“PD”) and loss severity. The PD represents the probability that a loan in good standing would become 120 days delinquent, in which case OFG is obligated to repurchase the loan.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended September 30, 2025 and 2024, OFG repurchased $224 thousand and $14 thousand, respectively, in such mortgage loans. During the nine-month periods ended September 30, 2025 and 2024, OFG repurchased $294 thousand and $254 thousand, respectively, of unpaid principal balance in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups conforming mortgage loans into pools that are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA, FHLMC or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended September 30, 2025, OFG repurchased $1.7 million (September 30, 2024 - $1.4 million) of unpaid principal balance in mortgage loans, excluding mortgage loans sold subject to such credit recourse provision. During the nine-month periods ended September 30, 2025, OFG repurchased $4.0 million (September 30, 2024 - $3.3 million) of unpaid principal balance in mortgage loans, excluding mortgage loans sold subject to such credit recourse provision. At September 30, 2025 and December 31, 2024, OFG had a $387 thousand and $562 thousand liability, respectively, for the estimated credit losses related to these loans.
During the quarters ended September 30, 2025 and 2024, OFG recognized $35 thousand in losses and $18 thousand in gains, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $266 thousand in losses and $222 thousand in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the nine-month periods ended September 30, 2025 and 2024, OFG recognized $30 thousand and $60 thousand in gains, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $176 thousand and $145 thousand in losses, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At September 30, 2025, OFG serviced $5.6 billion (December 31, 2024 - $5.6 billion) in mortgage loans for third parties, including subserviced mortgage loans. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold and serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA or VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At September 30, 2025, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $4.8 million (December 31, 2024 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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
Credit-related financial instruments at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024
	(In thousands)
Commitments to extend credit	$1,426,416	$1,360,351
Commercial letters of credit	104	1,096
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
At September 30, 2025 and December 31, 2024, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2025 and December 31, 2024, is as follows:

	September 30,	December 31,
	2025	2024
	(In thousands)
Standby letters of credit and financial guarantees	$29,881	$25,321
Loans sold with recourse	84,811	90,464
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At September 30, 2025 and December 31, 2024, the ACL for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $1.3 million and $878 thousand, respectively, and is included in other liabilities in the statement of financial condition.
At September 30, 2025 and December 31, 2024, OFG maintained other non-credit commitments amounting to $19.1 million and $14.6 million, respectively, primarily for the acquisition of equity securities. In addition, as OFG continues to transform with a focus on simplification and building a culture of excellence and customer service, OFG continues to invest in technology that drives its strategy, namely digital, data analytics, cloud migration, cyber security, and sales and service capabilities. At September 30, 2025 and December 31, 2024, OFG had commitments for capital expenditures in technology amounting to $1.1 million and $953 thousand, respectively.

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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At September 30, 2025 and December 31, 2024, accrued liability for legal contingencies amounted to $732 thousand and $407 thousand, respectively. OFG continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. OFG also has an accrued liability for potential losses, operational errors, loss on theft not covered by insurance premiums, and uncollectible receivables, among other transactions, amounting to $221 thousand and $64 thousand at September 30, 2025 and December 31, 2024, respectively.
Subject to the accounting and disclosure framework under the provisions of ASC 450, it is the opinion of OFG’s management, based on its current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters would not be likely to have a material adverse effect on OFG's consolidated statements of financial condition. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on OFG’s consolidated results of operations or cash flows in particular quarterly or annual periods. OFG has evaluated all arbitration, litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. OFG has determined that the estimate of the reasonably possible loss is not significant.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Operating Lease Cost

	Quarters Ended September 30,		Nine-Month Periods Ended September 30,		Statement of Operations
	2025	2024	2025	2024	Classification
	(In thousands)
Lease costs	$2,284	$2,324	$6,746	$7,238	Occupancy and equipment
Variable lease costs	381	465	1,185	1,246	Occupancy and equipment
Short-term lease costs	104	123	371	264	Occupancy and equipment
Lease income	(13)	(13)	(38)	(64)	Occupancy and equipment
Total lease costs	$2,756	$2,899	$8,264	$8,684
Operating Lease Assets and Liabilities

	September 30,	December 31,	Statement of Financial Condition
	2025	2024	Classification
	(In thousands)
Right-of-use assets	$22,694	$19,197	Operating lease right-of-use assets
Lease Liabilities	$24,681	$21,388	Operating leases liabilities

	September 30,	December 31,
	2025	2024
	(In thousands)
Weighted-average remaining lease term	4.6 years	4.8 years
Weighted-average discount rate	7.4%	7.6%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2025, were as follows:

Minimum Rent
As of September 30, 2025	(In thousands)
2025	$2,115
2026	7,539
2027	6,467
2028	5,117
2029	3,527
Thereafter	4,373
Total lease payments	$29,138
Less imputed interest	4,457
Present value of lease liabilities	$24,681
OFG, as lessor, leases or subleases real property to tenants under operating leases. As of September 30, 2025, no material lease concessions have been granted to tenants. As of September 30, 2025, OFG, as lessee, has not requested any lease concessions.

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
Investment securities
The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (“ICE”). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2, depending on the basis for determining fair value. At September 30, 2025, there was one security held-to-maturity, carried at amortized cost with no ACL established, classified as Level 3.
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
Collateral-dependent loans
OFG records nonrecurring fair value adjustments to collateral dependent loans to reflect partial write-downs that are based on the fair value of the collateral in accordance with GAAP or the full charge-off of the loan carrying value. The impairment is measured based on the fair value of the collateral less estimated costs to sell. The fair value of the collateral is derived from appraisals, market quotes, and customized discounting. Currently, the loans are classified as Level 3.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	September 30, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,635	$2,565,334	$—	$2,566,969
Trading securities	—	21	—	21
Money market investments	3,265	—	—	3,265
Servicing assets	—	—	67,437	67,437
	$4,900	$2,565,355	$67,437	$2,637,692

Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$6,327	$6,327
Foreclosed real estate	—	—	3,160	3,160
Other repossessed assets	—	—	4,865	4,865
Mortgage loans held for sale	—	—	9,680	9,680
Other loans held for sale	—	—	6,248	6,248
	$—	$—	$30,280	$30,280

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,150	$2,337,055	$—	$2,338,205
Trading securities	—	18	—	18
Money market investments	6,670	—	—	6,670
Servicing assets	—	—	70,435	70,435
	$7,820	$2,337,073	$70,435	$2,415,328

Non-recurring fair value measurements:
Collateral dependent loans	$—	$—	$6,877	$6,877
Foreclosed real estate	—	—	4,002	4,002
Other repossessed assets	—	—	6,595	6,595
Mortgage loans held for sale	—	—	13,286	13,286
Other loans held for sale	$—	$—	$4,446	4,446
	$—	$—	$35,206	$35,206
The fair value information included in the tables above for non-recurring fair value measurements is not as of period-end. Instead, it is as of the date that the fair value measurement was recorded closest to September 30, 2025 and December 31, 2024, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
At September 30, 2025, collateral-dependent loans valued using Level 3 inputs comprised loans with principal balances amounting to $6.3 million and an allowance of $387 thousand reflecting a fair value of $5.9 million. At December 31, 2024, collateral-dependent loans valued using Level 3 inputs comprised loans with principal balances amounting to $6.9 million and an allowance of $115 thousand reflecting a fair value of $6.8 million.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2025 and 2024:
Level 3 Instruments Only

	Servicing Assets
	Quarters Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning period	$68,588	$49,789	$70,435	$49,520
New instruments acquired	723	21,923	2,133	22,753
Principal repayments and amortization	(1,407)	(1,108)	(4,015)	(2,759)
Losses included in earnings	(467)	(2,092)	(1,116)	(1,002)
Balance at end of period	$67,437	$68,512	$67,437	$68,512
Servicing assets losses included in earnings during the quarters and nine-month periods ended September 30, 2025 and 2024 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 7– Servicing Assets.
There were no liabilities measured at fair value on a recurring basis and non-recurring basis at September 30, 2025 and December 31, 2024. The table below presents quantitative information for all assets measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)
Servicing assets	$67,437	Cash flow valuation	Constant prepayment rate	2.52% - 19.69%	5.57%
			Discount rate	10.00% - 15.50%	11.62%

Collateral dependent loans	$6,327	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 33.20%	26.35%

Foreclosed real estate	$3,160	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 33.20%	11.94%

Other repossessed assets	$4,865	Fair value of property or collateral	Estimated net realizable value less disposition costs	30.00% - 62.00%	50.41%

Mortgage loans held for sale	$9,680	Market prices	Pricing and execution whole loan	93.96% - 101.66%	97.61%

Other loans held for sale	$6,248	Bids or sales contract prices	Estimated market value	100.00% - 105.50%	103.82%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$70,435	Cash flow valuation	Constant prepayment rate	1.09% - 15.28%	5.83%
			Discount rate	10.00% - 15.50%	11.61%

Collateral dependent loans	$6,877	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	18.14%

Foreclosed real estate	$4,002	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	13.16%

Other repossessed assets	$6,595	Fair value of property or collateral	Estimated net realizable value less disposition costs	37.00% - 69.00%	54.73%

Mortgage loans held for sale	$13,286	Fair value of property	Estimated net realizable value	89.38% - 101.38%	95.01%

Other loans held for sale	$4,446	Bids or sales contract prices	Estimated market value	101.21% - 101.21%	101.21%
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair value and carrying value of OFG’s financial instruments at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$740,349	$740,349	$591,137	$591,137
Investment securities available-for-sale	$1,635	$1,635	$1,150	$1,150
Level 2
Financial Assets:
Trading securities	$21	$21	$18	$18
Investment securities available-for-sale	$2,565,334	$2,565,334	$2,337,055	$2,337,055
Investment securities held-to-maturity	$227,864	$275,116	$232,152	$292,158
Federal Home Loan Bank (FHLB) stock	$27,421	$27,421	$24,280	$24,280
Equity securities	$34,485	$34,485	$30,616	$30,616
Level 3
Financial Assets:
Investment securities held-to-maturity	$35,001	$35,000	$35,022	$35,000
Total loans, net (including loans held-for-sale)	$7,876,724	$7,935,413	$7,567,075	$7,633,831
Accrued interest receivable	$71,591	$71,591	$71,667	$71,667
Servicing assets	$67,437	$67,437	$70,435	$70,435
Accounts receivable and other assets	$61,222	$61,222	$70,191	$70,191
Financial Liabilities:
Deposits	$10,035,679	$10,008,633	$9,625,803	$9,604,786
Securities sold under agreements to repurchase	$100,239	$100,791	$75,226	$75,222
Advances from FHLB	$457,208	$456,530	$324,510	$325,952
Accrued expenses and other liabilities	$183,487	$183,487	$146,771	$146,771

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2025 and December 31, 2024:
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters and nine-month periods ended September 30, 2025 and 2024:

	Quarters Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Banking service revenues:
Electronic banking fees	$12,516	$12,062	$37,361	$40,469
Checking accounts fees	2,078	1,983	6,259	6,043
Savings accounts fees	322	317	934	932
Credit life commissions	35	93	112	170
Branch service commissions	280	281	874	903
Servicing and other loan fees	463	619	1,642	2,512
International fees	224	194	674	549
Miscellaneous income	12	5	37	16
Total banking service revenues	$15,930	$15,554	$47,893	$51,594

Wealth management revenue:
Insurance income	$4,289	$3,979	$12,614	$11,968
Broker fees	2,484	2,289	7,233	6,388
Trust fees	2,241	2,181	6,540	6,640
Total wealth management revenue	$9,014	$8,449	$26,387	$24,996

Mortgage banking activities:
Net servicing fees	$3,721	$1,852	$11,627	$9,904
Net gains on sale of mortgage loans and valuation	884	611	2,929	1,983
Net gain on repurchased loans and other	(293)	(195)	(122)	(62)
Total mortgage banking activities	$4,312	$2,268	$14,434	$11,825
Total banking and financial service revenues	$29,256	$26,271	$88,714	$88,415
OFG recognizes the revenue from banking services, wealth management and mortgage banking based on the nature and timing of revenue streams from contracts with customers:
Banking Service Revenues
Electronic banking fees are credit and debit card processing services, fees for using the Bank’s ATMs by non-customers, debit card interchange income, and service charges on deposit accounts. Revenue is recorded once the contracted service has been provided. On July 1, 2024, the Durbin Amendment became applicable to the Bank as a result of crossing the $10 billion asset threshold on December 31, 2023, which imposes limits on what banks may charge for debit card interchange fees.
Service charges on checking and saving accounts are recognized as consumer periodic maintenance revenue once the service is rendered, while overdraft and late charges revenues are recorded after the contracted service has been provided.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2025 and 2024:

	Quarter Ended September 30, 2025
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$163,168	$5	$38,422	$201,595	$(1,450)	$200,145
Interest expense	(37,346)	—	(9,525)	(46,871)	1,450	(45,421)
Net interest income	125,822	5	28,897	154,724	—	154,724
Provision for credit losses	(28,216)	—	(42)	(28,258)	—	(28,258)
Non-interest income, net	20,232	9,276	1,945	31,453	—	31,453
Non-interest expenses [1]:
Compensation and employee benefits	(37,048)	(2,520)	(268)	(39,836)	—	(39,836)
Occupancy, equipment and infrastructure costs	(9,518)	(179)	(19)	(9,716)	—	(9,716)
Depreciation and amortization of premises and equipment	(5,260)	(13)	(5)	(5,278)	—	(5,278)
Electronic banking charges	(12,657)	—	—	(12,657)	—	(12,657)
Information technology expenses	(6,749)	(50)	(6)	(6,805)	—	(6,805)
Professional and service fees	(4,677)	(690)	31	(5,336)	—	(5,336)
Loan servicing and clearing expenses	(1,750)	(412)	(126)	(2,288)	—	(2,288)
Amortization of other intangible assets	(288)	—	—	(288)	—	(288)
Intersegment expenses	1,183	(614)	(569)	—	—	—
Other [2]	(13,638)	(582)	(124)	(14,344)	—	(14,344)
Total non-interest expense	(90,402)	(5,060)	(1,086)	(96,548)	—	(96,548)
Income before income taxes	$27,436	$4,221	$29,714	$61,371	$—	$61,371
Income tax expense	(9,481)	—	(52)	(9,533)	—	(9,533)
Net income	$17,955	$4,221	$29,662	$51,838	$—	$51,838
Total assets	$9,992,368	$30,113	$3,556,709	$13,579,190	$(1,349,378)	$12,229,812
Expenditures for long-lived assets	$3,984	$2	$—	$3,986	$—	$3,986

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

[2] Other non-interest expenses include:
Banking: taxes, other than payroll and income taxes; insurance; advertising; data communication and systems; printing, postage, stationery and supplies; communication; travels, meals and training; credit related expenses; director and investor relations; loss on sale of foreclosed real estate and other repossessed properties; and losses and operational errors, among other business expenses.

Wealth Management: reinsurance incurred net losses; taxes, other than payroll and income taxes; advertising; insurance; and data communication and systems, among other business expenses.
Treasury: Data communication and systems; taxes, other than payroll and income taxes; insurance, among other business expenses.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2025
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$476,973	$16	$110,830	$587,819	$(4,105)	$583,714
Interest expense	(107,302)	—	(24,794)	(132,096)	4,105	(127,991)
Net interest income	369,671	16	86,036	455,723	—	455,723
Provision for credit losses	(75,584)	—	(40)	(75,624)	—	(75,624)
Non-interest income, net	62,231	27,222	1,947	91,400	—	91,400
Non-interest expenses [1]
Compensation and employee benefits	(110,796)	(7,711)	(826)	(119,333)	—	(119,333)
Occupancy, equipment and infrastructure costs	(28,393)	(548)	(53)	(28,994)	—	(28,994)
Depreciation and amortization of premises and equipment	(15,396)	(38)	(15)	(15,449)	—	(15,449)
Electronic banking charges	(34,602)	—	—	(34,602)	—	(34,602)
Information technology expenses	(19,624)	(147)	—	(19,771)	—	(19,771)
Professional and service fees	(13,035)	(2,157)	(75)	(15,267)	—	(15,267)
Loan servicing and clearing expenses	(5,031)	(1,339)	(324)	(6,694)	—	(6,694)
Amortization of other intangible assets	(865)	—	—	(865)	—	(865)
Intersegment expenses	2,988	(1,704)	(1,284)	—	—	—
Other [2]	(42,104)	(1,345)	(378)	(43,827)	—	(43,827)
Total non-interest expense	(266,858)	(14,989)	(2,955)	(284,802)	—	(284,802)
Income before income taxes	$89,460	$12,249	$84,988	$186,697	$—	$186,697
Income tax expense	(37,326)	(17)	(144)	(37,487)	—	(37,487)
Net income	$52,134	$12,232	$84,844	$149,210	$—	$149,210
Total assets	$9,992,368	$30,113	$3,556,709	$13,579,190	$(1,349,378)	$12,229,812
Expenditures for long-lived assets	$12,482	$3	$—	$12,485	$—	$12,485

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

[2] Other non-interest expenses include:
Banking: taxes, other than payroll and income taxes; insurance; advertising; communication; printing, postage, stationery and supplies; travels, meals and training; credit related expenses; director and investor relations; loss on sale of foreclosed real estate and other repossessed properties; and losses and operational errors, among other business expenses.

Wealth Management: reinsurance incurred net losses; taxes, other than payroll and income taxes; advertising; insurance; and data communication and systems, among other business expenses.
Treasury: data communication and systems; taxes, other than payroll and income taxes; and insurance, among other business expenses.
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $282.5 million and $277.4 million at September 30, 2025 and 2024, respectively, to fund Oriental Overseas operations is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year periods was mainly as a result of higher interest rate.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2024
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$155,922	$6	$34,145	$190,073	$(1,043)	$189,030
Interest expense	(37,990)	—	(4,208)	(42,198)	1,043	(41,155)
Net interest income	117,932	6	29,937	147,875	—	147,875
(Provision for) recapture of credit losses	(21,427)	—	68	(21,359)	—	(21,359)
Non-interest income, net	19,117	7,750	1	26,868	—	26,868
Non-interest expenses [1]:
Compensation and employee benefits	(36,366)	(1,864)	(238)	(38,468)	—	(38,468)
Occupancy, equipment and infrastructure costs	(9,475)	(188)	(33)	(9,696)	—	(9,696)
Depreciation and amortization of premises and equipment	(5,418)	(5)	(5)	(5,428)	—	(5,428)
Electronic banking charges	(9,237)	—	—	(9,237)	—	(9,237)
Information technology expenses	(6,830)	(68)	(1)	(6,899)	—	(6,899)
Professional and service fees	(4,280)	(650)	(46)	(4,976)	—	(4,976)
Loan servicing and clearing expenses	(1,407)	(324)	(75)	(1,806)	—	(1,806)
Amortization of other intangibles assets	(347)	—	—	(347)	—	(347)
Intersegment expenses	—	—	—	—	—	—
Other [2]	(13,388)	(922)	(433)	(14,743)	—	(14,743)
Total non-interest expense	(86,748)	(4,021)	(831)	(91,600)	—	(91,600)
Income before income taxes	$28,874	$3,735	$29,175	$61,784	$—	$61,784
Income tax expense	(14,742)	(2)	(40)	(14,784)	—	(14,784)
Net income	$14,132	$3,733	$29,135	$47,000	$—	$47,000
Total assets	$9,549,261	$36,779	$3,151,462	$12,737,502	$(1,276,120)	$11,461,382
Expenditures for long-lived assets	$6,377	$—	$—	$6,377	$—	$6,377

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

[2] Other non-interest expenses include:
Banking: taxes, other than payroll and income taxes; insurance; advertising; data communication and systems; printing, postage, stationery and supplies; travels, meals and training; credit related expenses; director and investor relations; loss on sale of foreclosed real estate and other repossessed properties; and losses and operational errors, among other business expenses.

Wealth Management: reinsurance incurred net losses; taxes, other than payroll and income taxes; advertising; insurance; and data communication and systems, among other business expenses.
Treasury: data communication and systems; taxes, other than payroll and income taxes; and insurance, among other business expenses.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2024
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$462,598	$19	$100,571	$563,188	$(3,074)	$560,114
Interest expense	(111,493)	—	(12,393)	(123,886)	3,074	(120,812)
Net interest income	351,105	19	88,178	439,302	—	439,302
(Provision for) recapture of credit losses	(52,241)	—	180	(52,061)	—	(52,061)
Non-interest income, net	66,905	22,779	8	89,692	—	89,692
Non-interest expenses [1]
Compensation and employee benefits	(109,554)	(6,454)	(743)	(116,751)	—	(116,751)
Occupancy, equipment and infrastructure costs	(27,175)	(538)	(98)	(27,811)	—	(27,811)
Depreciation and amortization of premises and equipment	(15,998)	(15)	(15)	(16,028)	—	(16,028)
Electronic banking charges	(31,289)	—	—	(31,289)	—	(31,289)
Information technology expenses	(19,929)	(137)	(1)	(20,067)	—	(20,067)
Professional and service fees	(11,714)	(2,228)	(155)	(14,097)	—	(14,097)
Loan servicing and clearing expenses	(4,353)	(1,128)	(324)	(5,805)	—	(5,805)
Amortization of other intangible assets	(1,039)	—	—	(1,039)	—	(1,039)
Intersegment expenses	839	(510)	(329)	—	—	—
Other [2]	(39,198)	(2,661)	(1,226)	(43,085)	—	(43,085)
Total non-interest expense	(259,410)	(13,671)	(2,891)	(275,972)	—	(275,972)
Income before income taxes	$106,359	$9,127	$85,475	$200,961	$—	$200,961
Income tax expense	(53,004)	(10)	(124)	(53,138)	—	(53,138)
Net income	$53,355	$9,117	$85,351	$147,823	$—	$147,823
Total assets	$9,549,261	$36,779	$3,151,462	$12,737,502	$(1,276,120)	$11,461,382
Expenditures for long-lived assets	$17,280	$—	$—	$17,280	$—	$17,280

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

[2] Other non-interest expenses include:
Banking: taxes, other than payroll and income taxes; insurance; advertising; communication; printing, postage, stationery and supplies; travels, meals and training; credit related expenses; director and investor relations; loss on sale of foreclosed real estate and other repossessed properties; and losses and operational errors, among other business expenses.
Wealth Management: reinsurance incurred net losses; taxes, other than payroll and income taxes; advertising; insurance; and data communication and systems, among other business expenses.
Treasury: data communication and systems; taxes, other than payroll and income taxes; and insurance, among other business expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item I, “Financial Statements” of this quarterly report on Form 10-Q. This discussion and analysis section contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this quarterly report on Form 10-Q for the quarter ended September 30, 2025, and set forth in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), as supplemented and amended by any subsequent quarterly reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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
Under the Repurchase Programs, OFG repurchased 1,246,064 shares for a total of $51.5 million at an average price of $41.32 per share during the nine-month period ended September 30, 2025. At September 30, 2025, the estimated remaining amount that may be purchased under the Repurchase Programs is $78.2 million.

Economic Conditions

We maintain a positive outlook on Puerto Rico's economy. According to the Economic Development Bank for Puerto Rico, the Puerto Rico Economic Activity Index stood at 127.1 points in June 2025, showing a slight 0.2% decrease from the previous month and a 0.9% decrease compared to June 2024. However, the recovery in economic activity has shown a consistent upward month-to-month trend in recent fiscal and calendar years. Employment data from the Economic Development Bank for Puerto Rico highlights job gains across various industries, with wages and labor participation remaining high. In June 2025, total non-farm payroll employment averaged 962,500 jobs, reflecting an annual increase of 0.9%. The business environment in Puerto Rico continues to be favorable, with ongoing progress in both public and private sector investments. Nonetheless, OFG remains vigilant to increased global economic and geopolitical volatility and its potential impact on Puerto Rico's economy, which could influence our business and operational results.
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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. As part of OFG’s continuous enhancement to the allowance for credit losses methodology, during the nine-month period ended September 30, 2025, an assessment of the weight of probability scenarios for the Puerto Rico loan segment was performed and updated to use a higher probability level in the moderate recessionary scenario. This change in the allowance for credit losses is considered a change in accounting estimate as per the provisions of ASC 250-10, where adjustments should be made prospectively. Apart from the foregoing change, there have been no material changes in the methods that we used to formulate these critical accounting estimates from those discussed in our 2024 Form 10-K.
FINANCIAL HIGHLIGHTS

The quarter ended September 30, 2025 earnings per share increased 16.0% year-over-year on a 5.6% increase in total core revenues. Loan and core deposit balances increased year-over-year with important growth in commercial loans as we began to see the long-anticipated moderation in auto loan originations. Performance and credit metrics remained strong, and OFG repurchased $20.4 million of common shares.

We believe that our Digital First strategy is making significant strides, expanding our positioning as leaders in banking innovation in Puerto Rico. The broad acceptance of OFG’s flagship mass-market Libre and mass affluent Elite accounts have driven customer acquisition and retention. Building on this success, OFG is enhancing its efforts with artificial intelligence (“AI”)-driven predictive customer insights. Customers now receive tailored insights based on cash flows and payment habits, helping them monitor their budgets and access value-added tools to improve their finances directly from their mobile phones or online.

We believe that Puerto Rico’s economy continued to perform well during the third quarter ended September 30, 2025, with a summer tourism surge, solid consumer and business liquidity, and new multi-million dollar on-shoring investments, confirming the Island’s position as a world leader of manufacturing medical devices and pharmaceutical products. These developments reinforce our confidence in the Island’s future.

Third Quarter of 2025:
Earnings per share diluted was $1.16 compared to $1.15 in the second quarter of 2025 and $1.00 in the third quarter of 2024. Net income of $51.8 million compared to $51.8 million in the second quarter of 2025 and $47.0 million in the third quarter of 2024.

Performance metrics: Net interest margin of 5.24%, return on average assets of 1.69%, return on average tangible common stockholders’ equity of 16.39%, and efficiency ratio of 52.48%.

Total Interest Income of $200.1 million compared to $194.3 million in the second quarter of 2025 and $189.0 million in the third quarter of 2024. Compared to the second quarter of 2025, total interest income in the third quarter of 2025 increased $5.8 million, reflecting higher average balances of loans and investments and $1.6 million from one additional business day.
Total Interest Expense of $45.4 million compared to $42.4 million in the second quarter of 2025 and $41.2 million in the third quarter of 2024. Compared to the second quarter of 2025, the total interest expense in the third quarter of 2025 increased by $3.0 million, reflecting higher average balances of core deposits and wholesale funding, higher cost of deposits, and $0.5 million from one additional business day.
Total Banking and Financial Service Revenues of $29.3 million compared to $30.2 million in the second quarter of 2025 and $26.3 million in the third quarter of 2024. Compared to the second quarter of 2025, the total banking and financial service revenue in the third quarter of 2025 reflected a sequential decline in mortgage banking revenues due to a change in mortgage servicing rights valuation.
Pre-Provision Net Revenues of $89.6 million compared to $87.6 million in the second quarter of 2025 and $83.1 million in the third quarter of 2024.
Other Income of $2.2 million included gains from investments held by OFG Ventures in fintech-focused funds.
Total Provision for Credit Losses of $28.3 million compared to $21.7 million in the second quarter of 2025 and $21.4 million in the third quarter of 2024. The total provision for credit losses in the third quarter of 2025 primarily reflected $13.5 million for increased loan volume, $5.6 million in specific reserves on two commercial loans, $4.3 million for updated prepayment assumptions in commercial loan and residential mortgage portfolios, $2.9 million for macroeconomic factors, and $1.3 million due to qualitative adjustment.
Credit Quality: Net charge-offs (“NCOs”) of $20.2 million (1.00% of average loans) compared to $12.8 million (0.64%) in the second quarter of 2025 and $17.1 million (0.90%) in the third quarter of 2024. The early and total delinquency rates in the third quarter of 2025 were 2.84% and 4.06%, respectively, in line with ranges seen over the past year. The nonperforming loan rate was 1.22% compared to 1.19% in in the second quarter of 2025 and 1.03% in the third quarter of 2024.
Total Non-Interest Expense of $96.5 million compared to $94.8 million in the second quarter of 2025 and $91.6 million in the third quarter of 2024. Compared to the second quarter of 2025, the total non-interest expense in the third quarter of 2025 reflected strategic investments of $1.1 million in technology, people and process improvement, $1.1 million due to higher business activity and marketing, and a $0.8 million reduction in foreclosed real estate costs.
Income Tax Expense of $9.5 million compared to $14.1 million in the second quarter of 2025 and $14.8 million in the third quarter of 2024. The effective tax rate in the third quarter of 2025 was 15.53%, reflecting a benefit of $2.3 million in discrete items during the quarter ended September 30, 2025 and an anticipated rate of 23.06% for the year.
Loans Held for Investment of $8.12 billion compared to $8.18 billion in the second quarter of 2025 and $7.75 billion in the third quarter of 2024. Loans held for investment in the third quarter of 2025 decreased 0.8% sequentially primarily due to repayment of commercial lines of credit funded in the second quarter of 2025. Loans increased 4.73% year-over-year, reflecting increases in Puerto Rico and U.S. commercial, consumer, and auto loans, partially offset by a decrease in residential mortgage loans.
New Loan Production of $623.9 million compared to $783.7 million in the second quarter of 2025 and $572.2 million in the third quarter of 2024. Compared to the second quarter of 2025, new loan production in the third quarter of 2025 reflected in part the moderation in auto loan production. Year-over-year new loan production was up by 9.0%.

Total Investments of $2.94 billion compared to $2.78 billion in the second quarter of 2025 and $2.61 billion in the third quarter of 2024. The total investments in the third quarter of 2025 primarily reflected purchases of $200 million of mortgage-backed securities yielding 5.32%, partially offset by repayments.
Customer Deposits of $9.82 billion decreased $76.2 million from $9.90 billion in the second quarter of 2025 and increased $286.5 million from $9.53 billion in the third quarter of 2024. Compared to the second quarter of 2025, the third quarter of 2025 reflected lower demand and time deposit balances, partially offset by higher savings deposit balances.
Total Borrowings and Brokered Deposits of $746.4 million compared to $732.3 million in the second quarter of 2025 and $346.5 million in the third quarter of 2024. Compared to the second quarter of 2025, the third quarter of 2025 reflected increased borrowings and decreased brokered deposits.
Cash and Cash Equivalents of $740.3 million compared to $851.8 million in the second quarter of 2025 and $680.6 million in the third quarter of 2024. During the third quarter of 2025, cash was used to purchase the above-mentioned mortgage-backed securities.
Capital: CET1 ratio was 14.13% compared to 13.99% in the second quarter of 2025 and 14.37% in the third quarter of 2024. Tangible Common Equity ratio was 10.55% compared to 10.20% in the second quarter of 2025 and 10.72% in the third quarter of 2024. Tangible Book Value per share was $28.92 compared to $27.67 in the second quarter of 2025 and $26.15 in the third quarter of 2024. The third quarter of 2025 included repurchases of 477,600 common shares for $20.4 million.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarters Ended September 30,			Nine-Month Periods Ended September 30,
	2025	2024	Variance %	2025	2024	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$200,145	$189,030	5.9%	$583,714	$560,114	4.2%
Interest expense	45,421	41,155	10.4%	127,991	120,812	5.9%
Net interest income	154,724	147,875	4.6%	455,723	439,302	3.7%
Provision for credit losses	28,258	21,359	32.3%	75,624	52,061	45.3%
Net interest income after provision for credit losses	126,466	126,516	—%	380,099	387,241	(1.8)%
Non-interest income	31,453	26,868	17.1%	91,400	89,692	1.9%
Non-interest expenses	96,548	91,600	5.4%	284,802	275,972	3.2%
Income before taxes	61,371	61,784	(0.7)%	186,697	200,961	(7.1)%
Income tax expense	9,533	14,784	(35.5)%	37,487	53,138	(29.5)%
Net income available to common shareholders	$51,838	$47,000	10.3%	$149,210	$147,823	0.9%
PER SHARE DATA:
EPS Basic	$1.17	$1.01	15.8%	$3.33	$3.15	5.7%
EPS Diluted	$1.16	$1.00	16.0%	$3.31	$3.14	5.4%
Average common shares outstanding	44,430	46,560	(4.6)%	44,857	46,868	(4.3)%
Average common shares outstanding and equivalents	44,658	46,846	(4.7)%	45,056	47,111	(4.4)%
Cash dividends declared per common share	$0.30	0.25	20.0%	$0.90	0.75	20.0%
Cash dividends declared on common shares	$13,419	11,562	16.1%	$40,300	35,309	14.1%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.69%	1.66%	1.8%	1.66%	1.75%	(5.1)%
Return on average tangible common stockholders’ equity (non-GAAP, see Table 17)	16.39%	15.94%	2.8%	16.22%	17.34%	(6.5)%
Return on average common equity (ROE)	15.23%	14.68%	3.7%	15.03%	15.90%	(5.5)%
Efficiency ratio	52.48%	52.60%	(0.2)%	52.31%	52.30%	—%
Interest rate spread	5.09%	5.28%	(3.6)%	5.17%	5.30%	(2.5)%
Interest rate margin	5.24%	5.43%	(3.5)%	5.32%	5.44%	(2.2)%

	September 30,	December 31,
	2025	2024
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,939,012	$2,720,277
Loans, net	7,935,413	7,633,831
Total investments and loans	$10,874,425	$10,354,108
Deposits and borrowings
Deposits	$10,008,633	$9,604,786
Securities sold under agreements to repurchase	100,791	75,222
Advances from FHLB and other borrowings	456,530	325,952
Total deposits and borrowings	$10,565,954	$10,005,960
Stockholders’ equity
Common stock	59,885	59,885
Additional paid-in capital	641,350	639,786
Legal surplus	183,614	169,537
Retained earnings	866,826	771,993
Treasury stock, at cost	(348,957)	(296,991)
Accumulated other comprehensive loss	(27,301)	(89,839)
Total stockholders’ equity	$1,375,417	$1,254,371
Per share data
Book value per common share	$31.07	$27.60
Tangible book value per common share (non-GAAP, see Table 17)	$28.92	$25.43
Market price	$43.49	$42.32
Capital ratios
Leverage capital	10.75%	10.93%
Common equity Tier 1 capital	14.13%	14.26%
Tier 1 risk-based capital	14.13%	14.26%
Total risk-based capital	15.39%	15.52%
Financial assets managed
Trust assets managed	$2,475,105	$2,262,446
Broker-dealer assets managed	2,663,870	2,246,884
Total assets managed	$5,138,975	$4,509,330

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2025 and 2024.
TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE FOR THE QUARTERS ENDED SEPTEMBER 30, 2025 AND 2024

	Interest		Average rate		Average balance
	September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
A - TAX-EQUIVALENT SPREAD (Non-GAAP)
Interest-earning assets	$200,145	$189,030	6.78%	6.94%	$11,715,599	$10,837,380
Tax-equivalent adjustment	4,045	5,276	0.14%	0.19%	—	—
Interest-earning assets - tax- equivalent (1)	204,190	194,306	6.92%	7.13%	11,715,599	10,837,380
Interest-bearing liabilities	45,421	41,155	1.69%	1.66%	10,635,563	9,850,882
Tax-equivalent net interest income / spread	158,769	153,151	5.23%	5.47%	1,080,036	986,498
Tax-equivalent interest rate margin			5.37%	5.66%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	30,256	26,258	4.27%	4.08%	2,832,563	2,572,033
Interest bearing cash and money market investments	8,555	8,362	4.32%	5.27%	784,978	630,836
Total investments	38,811	34,620	4.26%	4.30%	3,617,541	3,202,869
Non-PCD loans
Mortgage	8,146	8,032	5.63%	5.60%	579,185	573,973
Commercial	60,839	58,933	7.34%	8.01%	3,287,304	2,926,605
Consumer	20,551	19,799	11.56%	11.57%	705,515	680,734
Auto	57,129	52,594	8.53%	8.53%	2,656,916	2,452,731
Total Non-PCD loans	146,665	139,358	8.05%	8.36%	7,228,920	6,634,043
PCD loans
Mortgage	12,856	13,397	6.57%	6.14%	782,580	872,882
Commercial	1,746	1,605	8.12%	5.09%	86,052	126,194
Consumer	48	18	44.65%	11.21%	430	657
Auto	19	32	98.70%	17.23%	76	735
Total PCD loans	14,669	15,052	6.75%	6.02%	869,138	1,000,468
Total loans (2)	161,334	154,410	7.90%	8.05%	8,098,058	7,634,511
Total interest-earning assets	200,145	189,030	6.78%	6.94%	11,715,599	10,837,380

	Interest		Average rate		Average balance
	September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	15,941	20,013	1.97%	2.34%	3,208,598	3,395,425
Savings and money market	6,212	4,777	1.11%	0.95%	2,215,538	2,009,028
Time deposits	14,362	12,202	3.07%	3.00%	1,854,320	1,616,946
	36,515	36,992	1.99%	2.10%	7,278,456	7,021,399
Brokered deposits	2,284	221	4.11%	4.17%	220,362	21,068
	38,799	37,213	2.05%	2.10%	7,498,818	7,042,467
Non-interest bearing deposits	—	—	—	—	2,587,913	2,567,353
Fair value premium and core deposit intangible amortizations	943	1,131	—%	—%	—	—
Total deposits	39,742	38,344	1.56%	1.59%	10,086,731	9,609,820
Borrowings:
Securities sold under agreements to repurchase	986	—	4.21%	—%	93,028	—
Advances from FHLB and other borrowings	4,693	2,811	4.08%	4.64%	455,804	241,062
Total borrowings	5,679	2,811	4.10%	4.64%	548,832	241,062
Total interest-bearing liabilities	45,421	41,155	1.69%	1.66%	10,635,563	9,850,882
Net interest income / spread	$154,724	$147,875	5.09%	5.28%
Interest rate margin			5.24%	5.43%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,080,036	$986,498
Average interest-earning assets to average interest-bearing liabilities ratio					110.15%	110.01%
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

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$2,770	$1,228	$3,998
Interest bearing cash and money market investments	1,833	(1,640)	193
Loans	8,878	(1,954)	6,924
Total interest income	13,481	(2,366)	11,115
Interest Expense:
NOW Accounts	(309)	(3,763)	(4,072)
Savings and money market	715	720	1,435
Time deposits	2,151	9	2,160
Brokered deposits	2,065	(2)	2,063
Fair value premium and core deposit intangible amortizations	—	(188)	(188)
Securities sold under agreements to repurchase	493	493	986
Advances from FHLB and other borrowings	2,245	(363)	1,882
Total interest expense	7,360	(3,094)	4,266
Net Interest Income	$6,121	$728	$6,849
TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2025 AND 2024

	Interest		Average rate		Average balance
	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD (Non-GAAP)
Interest-earning assets	$583,714	560,114	6.82%	6.94%	$11,446,863	$10,778,878
Tax equivalent adjustment	11,440	13,032	0.13%	0.16%	—	—
Interest-earning assets - tax- equivalent (1)	595,154	573,146	6.95%	7.10%	11,446,863	10,778,878
Interest-bearing liabilities	127,991	120,812	1.65%	1.64%	10,396,817	9,828,248
Tax equivalent net interest income / spread	467,163	452,334	5.30%	5.46%	1,050,046	950,630
Tax equivalent interest rate margin			5.43%	5.62%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	89,036	76,760	4.26%	4.01%	2,787,888	2,553,090
Interest bearing cash and money market investments	22,949	25,093	4.33%	5.33%	708,922	629,423
Total investments	111,985	101,853	4.28%	4.27%	3,496,810	3,182,513
Non-PCD loans
Mortgage loans	24,401	24,475	5.65%	5.59%	576,202	583,304
Commercial loans	173,222	175,826	7.34%	7.99%	3,157,315	2,930,884
Consumer loans	60,495	57,439	11.57%	11.53%	698,827	665,268
Auto loans	168,034	152,331	8.57%	8.54%	2,622,485	2,383,048
Total Non-PCD loans	426,152	410,071	8.08%	8.35%	7,054,829	6,562,504

	Interest		Average rate		Average balance
	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
PCD loans
Mortgage loans	38,065	41,881	6.30%	6.23%	805,877	895,818
Commercial loans	7,390	6,131	11.12%	6.00%	88,596	136,293
Consumer loans	85	54	19.41%	11.22%	581	639
Auto loans	37	124	28.67%	14.90%	170	1,111
Total PCD loans	45,577	48,190	6.79%	6.21%	895,224	1,033,861
Total loans (2)	471,729	458,261	7.93%	8.06%	7,950,053	7,596,365
Total interest-earning assets	$583,714	$560,114	6.82%	6.94%	$11,446,863	$10,778,878

Interest-bearing liabilities:
Deposits:
NOW Accounts	46,288	61,490	1.93%	2.39%	3,204,413	3,438,649
Savings accounts	16,415	13,782	1.02%	0.91%	2,143,116	2,024,127
Time deposits	42,099	33,235	3.08%	2.86%	1,824,830	1,550,420
Total core deposits	104,802	108,507	1.95%	2.07%	7,172,359	7,013,196
Brokered deposits	6,281	1,045	4.15%	5.15%	202,309	27,102
	111,083	109,552	2.01%	2.08%	7,374,668	7,040,298
Non-interest bearing deposits	—	—	—%	—%	2,570,680	2,560,654
Fair value premium and core deposit intangible amortizations	2,830	3,396	—%	—%	—	—
Total deposits	113,913	112,948	1.53%	1.57%	9,945,348	9,600,952
Borrowings:
Securities sold under agreements to repurchase	1,816	—	4.35%	—%	55,800	—
Advances from FHLB and other borrowings	12,262	7,864	4.14%	4.62%	395,669	227,296
Total borrowings	14,078	7,864	4.17%	4.62%	451,469	227,296
Total interest-bearing liabilities	127,991	120,812	1.65%	1.64%	10,396,817	9,828,248
Net interest income / spread	$455,723	$439,302	5.17%	5.30%
Interest rate margin			5.32%	5.44%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,050,046	$950,630
Average interest-earning assets to average interest-bearing liabilities ratio					110.10%	109.67%
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

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$7,373	$4,903	$12,276
Interest-bearing cash and money market investments	2,917	(5,061)	(2,144)
Loans	22,527	(9,059)	13,468
Total interest income	32,817	(9,217)	23,600
Interest Expense:
NOW accounts	(2,495)	(12,707)	(15,202)
Savings accounts	935	1,698	2,633
Time deposits	7,292	1,572	8,864
Brokered deposits	5,477	(241)	5,236
Fair value premium and core deposit intangible amortizations	—	(566)	(566)
Securities sold under agreements to repurchase	1,816	—	1,816
Advances from FHLB and other borrowings	5,288	(890)	4,398
Total interest expense	18,313	(11,134)	7,179
Net Interest Income	$14,504	$1,917	$16,421
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
Comparison of quarters ended September 30, 2025 and 2024
Net interest income of $154.7 million increased $6.8 million from $147.9 million, reflecting higher loans and investment securities income, partially offset by increase in borrowings expense.
Tax equivalent basis net interest income of $158.8 million increased $5.6 million, or 3.7%, from $153.2 million.
Interest rate spread decreased 19 basis points to 5.09% from 5.28% and net interest margin decreased 19 basis points to 5.24% from 5.43%. This reflects a decrease of 16 basis point in the total average yield of interest-earning assets.
Net interest income was positively impacted by:
•A $6.9 million increase in interest income from loans, driven by growth in average balances across multiple portfolios, including: (i) $4.5 million from auto loans, mainly due to a $203.5 million increase in the average balance, (ii) $2.0 million from commercial loans, mainly due to an increase of $320.6 million in average balances reflecting OFG’s strategy to grow commercial lending in Puerto Rico and the U.S.; and (iii) $0.8 million from consumer loans, mainly due to $24.6 million increase in the average balance. These increases were partially offset by $0.4 million lower interest income from residential mortgage loans, reflecting an $85.1 million decrease in average balances mainly from the securitization and sale of conforming loans and regular paydowns; and
•A $4.0 million increase in interest income from investments securities, primarily due to the acquisition of higher-yield investment securities. It reflects higher yield by 19 basis points, which contributed to an increase in interest income of approximately $1.2 million and higher average volume of $260.5 million, resulting in an increase in interest income of approximately $2.8 million.
These increases were offset by higher interest expense of $4.2 million from interest paid on borrowings of $2.9 million reflecting FHLB advances and securities under agreements to repurchase taken during 2025 and 2024, and from interest paid on deposits of $1.4 million reflecting higher deposit average balances.

Comparison of the nine-month periods ended September 30, 2025 and 2024
Net interest income of $455.7 million increased by $16.4 million from $439.3 million reflecting higher loans and investment securities income. This increase was partially offset by an increase in borrowings expense and the impact of one fewer day than prior year, which reduced net interest income by $1.1 million.
Tax equivalent basis net interest income of $467.2 million increased by $14.9 million, or 3.3%, from $452.3 million.
Interest rate spread decreased by 13 basis points to 5.17% from 5.30% and net interest margin decreased by 12 basis points to 5.32% from 5.44%. This reflects a decrease of 12 basis points in the total average yield of interest-earning assets.
Net interest income was positively impacted by:
•A $13.5 million increase in interest income from loans mainly driven by growth in average balances across multiple portfolios, including: (i) $15.6 million from auto loans mainly due to an increase of $238.5 million in the average balance; and (ii) $3.1 million from consumer loans mainly due to an increase of $33.5 million in the average balance. These increases were partially offset by lower interest income of: (i) $3.9 million from mortgage loans due to a reduction of $97.0 million in the average balance of this portfolio, mainly from the securitization and sale of conforming loans and regular paydowns, including the extinguishment of the PCD portfolio; and (ii) commercial loans of $1.3 million, reflecting the repricing of variable rate loans at lower market rates; and
•A $12.3 million increase in interest income from investment securities, primarily due to the acquisition of higher-yield investment securities in 2024 and 2025. These purchases contributed to higher average volume of $234.8 million, contributing $7.4 million to interest income, and higher yield by 25 basis points, which contributed to an increase in interest income of approximately $4.9 million.
These increases were partially offset by higher interest expense of $7.2 million, mainly from interest paid on borrowings of $6.2 million from FHLB advances and securities under agreements to repurchase taken in 2024 and 2025, and lower interest income on interest bearing cash and money market investments of $2.1 million, reflecting the impact of lower market rates.
TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarters Ended September 30,			Nine-Month Periods Ended September 30,
	2025	2024	Variance %	2025	2024	Variance %
	(Dollars in thousands)
Banking service revenue	$15,930	$15,554	2.4%	$47,893	$51,594	(7.2)%
Wealth management revenue	9,014	8,449	6.7%	26,387	24,996	5.6%
Mortgage banking activities	4,312	2,268	90.1%	14,434	11,825	22.1%
Total banking and financial service revenue	29,256	26,271	11.4%	88,714	88,415	0.3%
Other non-interest income	2,197	597	268.0%	2,686	1,277	110.3%
Total non-interest income	$31,453	$26,868	17.1%	$91,400	$89,692	1.9%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains or losses on sales of assets.

Comparison of quarters ended September 30, 2025 and 2024

OFG recorded non-interest income in the amount of $31.5 million, compared to $26.9 million, a increase of 17.1% or $4.6 million. The increase in non-interest income was due to:
•Increase of $2.0 million in mortgage banking activities, mainly due to: (i) favorable variance in the valuation of mortgage servicing rights of $1.3 million, (ii) higher servicing fees of $537 thousand driven by the purchase of a servicing portfolio in August 2024 and (iii) higher gain on sale of loans and securitizations of $273 thousand;
•Increase of $1.6 million in other non-interest income reflecting $1.9 million gains from investments of OFG Ventures in fintech-focused funds.
•Increase of $565 thousand in wealth management revenues, mainly due to higher revenues from: (i) insurance income by $310 thousand, reflecting increases in annuities, and (ii) higher broker-dealer fees by $195 thousand from investment advisory service fees; and
•A $376 thousand increase in banking service revenue, due to higher fees of: (i) $454 thousand in electronic banking, mainly from higher merchant business activity and (ii) $143 thousand in account analysis fees, partially offset by lower servicing and other loan fees of $156 thousand, mainly from auto care commissions and administration fees.
Comparison of the nine-month periods ended September 30, 2025 and 2024
OFG’s non-interest income of $91.4 million increased by $1.7 million from $89.7 million. The increase in non-interest income was mainly due to:
•A $2.6 million increase in mortgage banking activities, mainly due to higher: (i) servicing fees of $2.6 million driven by the purchase of a servicing portfolio in August 2024, and (ii) gain on sale of loans and securitization of $946 thousand, which includes $360 thousand favorable market valuation for held-for-sale loans and $396 thousand higher gain on securitization and sales. These increases were partially offset by a $911 thousand unfavorable variance in the valuation of mortgage servicing rights;
•A $1.4 million increase in wealth management revenue primarily reflecting higher revenues from: (i) broker-dealer fees of $845 thousand related to investment advisory service fees and mutual funds retailer fees, and (ii) insurance income by $646 thousand reflecting increases in annuities; and
•A $1.4 million increase in other non-interest income reflecting $1.9 million gains from investments of OFG Ventures in fintech-focused funds.
Increase was offset by a $3.7 million decrease in banking service revenues as a result of: (i) reduced interchange fees of $5.0 million reflecting the application of the Durbin Amendment to OFG in July 2024; and (ii) lower servicing and other loan fees of $870 thousand, mainly from commercial loans, partially offset by an increase of $1.7 million in higher merchant business activity.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarters Ended September 30,			Nine-Month Periods Ended September 30,
	2025	2024	Variance %	2025	2024	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$39,836	$38,468	3.6%	$119,333	$116,751	2.2%
Occupancy, equipment and infrastructure costs	14,994	15,124	(0.9)%	44,443	43,839	1.4%
Electronic banking charges	12,657	9,237	37.0%	34,602	31,289	10.6%
Information technology expenses	6,805	6,899	(1.4)%	19,771	20,067	(1.5)%
Professional and service fees	5,336	4,976	7.2%	15,267	14,097	8.3%
Taxes, other than payroll and income taxes	4,153	3,742	11.0%	11,622	10,209	13.8%
Insurance	2,721	2,821	(3.5)%	8,511	8,615	(1.2)%
Advertising, business promotion, and strategic initiatives	2,875	2,469	16.4%	8,036	7,293	10.2%
Loan servicing and clearing expenses	2,288	1,806	26.7%	6,694	5,805	15.3%
Communication	1,080	1,068	1.1%	3,421	3,368	1.6%
Printing, postage, stationery and supplies	1,022	1,046	(2.3)%	3,151	2,944	7.0%
Director and investor relations	296	257	15.2%	1,013	917	10.5%
Foreclosed real estate and other repossessed assets expenses (income), net	(521)	1,272	(141.0)%	817	1,209	32.4%
Other	3,006	2,415	24.5%	8,121	9,569	(15.1)%
Total non-interest expenses	$96,548	$91,600	5.4%	$284,802	$275,972	3.2%
Relevant ratios and data:
Efficiency ratio	52.48%	52.60%		52.31%	52.30%
Compensation and benefits to non-interest expense	41.26%	42.00%		41.90%	42.31%
Compensation to average total assets owned	1.30%	1.36%		1.33%	1.38%
Number of employees end of period	2,217	2,236		2,217	2,236
Average number of employees	2,214	2,240		2,219	2,233
Average compensation per employee (in thousands)	$71.97	$68.69		$71.69	$69.72
Average loans per average employee	$3,658	$3,408		$3,582	$3,402

Non-Interest Expense
Comparison of quarters ended September 30, 2025 and 2024
Non-interest expense was $96.5 million, representing an increase of 5.4% or $4.9 million, compared to $91.6 million. The increase in non-interest expense was mainly due to:
•Increase of $3.4 million in electronic banking charges mainly due to the recognition of a $2.3 million rebate recorded during the prior year quarter and an increase of $457 thousand in point-of-sale and merchant-related fees due to higher transaction volumes;
•Increase of $1.4 million in compensation and employee benefits, as a result of higher salaries and benefits, including payroll taxes;
•Increase of $591 thousand in other expenses, mainly due to higher: (i) charitable contributions by $562 thousand; and (ii) claims and settlements accruals by $177 thousand, partially offset by lower travel, meals and trainings expenses of $149 thousand; and
•Increase of $411 thousand in taxes, other than payroll and income taxes, mainly related to higher municipal and property taxes recorded during the quarter.
The increase in non-interest expense was partially offset by, a decrease of $1.8 million in foreclosed real estate and other repossessed assets expenses due to a $1.6 million increase in gains from the sale of other repossessed assets from higher volume of autos sold.
The efficiency ratio was 52.48% compared to 52.60%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that were excluded from the adjusted efficiency ratio computation for the quarters ended September 30, 2025 and 2024, amounted to $2.2 million and $597 thousand, respectively.
Comparison of the nine-month periods ended September 30, 2025 and 2024
Non-interest expense was $284.8 million, representing an increase of 3.2% or $8.8 million, compared to $276.0 million. The increase in non-interest expense was mainly due to:
•Increase of $3.3 million in electronic banking charges mainly due to the recognition of a $2.3 million rebate recorded during prior year and increased transaction volumes;
•Increase of $2.6 million in compensation and employee benefits as a result of higher salaries and benefits, including payroll taxes;
•Increase of $1.4 million in taxes, other than payroll and income taxes related to higher municipal taxes recorded during the period; and
•Increase of $1.2 million in professional and service fees mainly due to higher compliance-related expenses.
The increase in non-interest expense was partially offset by a $1.4 million reduction in other expenses, mainly due to lower accruals recorded for potential losses, operational errors, loss on theft not covered by insurance premiums, uncollectible receivables, among other transactions.
The efficiency ratio was 52.31% compared to 52.30%. Amounts presented as part of non-interest income that were excluded from the efficiency ratio computation for nine-month periods ended September 30, 2025 and 2024 amounted to $2.7 million and $1.3 million, respectively.

Provision for Credit Losses
Comparison of quarters ended September 30, 2025 and 2024
Provision for credit losses increased by $6.9 million to $28.3 million from $21.4 million. The provision for credit losses for the third quarter of 2025, reflected $13.5 million for increased loan volume, $5.6 million in specific reserves on two commercial loans, $4.3 million for updated prepayment assumptions in commercial loans and residential mortgage loans, $2.9 million for macroeconomic factors, and $1.3 million due to qualitative adjustment.
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
Comparison of the nine-month periods ended September 30, 2025 and 2024
Provision for credit losses increased by $23.5 million to $75.6 million from $52.1 million. The provision for credit losses for the nine-month period ended September 30, 2025, reflected adjustments of $48.1 million related to loan volume, $14.2 million in specific reserves and $13.6 million due to alignment of economic and loss rate model assumptions.

The provision for credit losses for the nine-month period ended September 30, 2024, reflected adjustments of $45.2 million related to loan volume, $14.7 million from loss rate model and $4.2 million in specific reserves, offset by a $7.5 million release from the economic model.
Income Tax Expense
Comparison of quarters ended September 30, 2025 and 2024
Income tax expense for the quarter ended September 30, 2025 decreased by $5.3 million to $9.5 million from $14.8 million. OFG maintained an effective tax rate (“ETR”) of 15.5% and 23.9% for the quarters ended September 30, 2025 and 2024, respectively, which is lower than the statutory rate. The decrease was mainly related to investments subject to preferential tax treatment under the PR Code, and discrete benefits related to the purchase of tax credits at discount. The expected ETR for 2025, excluding discrete items, is 23.1%.
Comparison of the nine-month periods ended September 30, 2025 and 2024
Income tax expense decreased by $15.7 million to $37.5 million from $53.1 million. OFG’s ETR was 20.1% in 2025 compared to 26.4% in 2024. The decrease is mainly related to investments subject to preferential tax treatment under the PR Code, a discrete tax windfall on stock options, a discrete benefit related to the purchase of tax credits at discount, and the release of unrecognized tax benefits recognized during the first quarter of 2025. The expected ETR for 2025, excluding discrete items, is 23.1%.

Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on net income. OFG’s methodology for allocating expenses for corporate services among segments is based on several factors such as revenue, employee headcount, occupied space, and dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2025 and 2024.

TABLE 4 - BUSINESS SEGMENTS
	Quarter Ended September 30, 2025
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$163,168	$5	$38,422	$201,595	$(1,450)	$200,145
Interest expense	(37,346)	—	(9,525)	(46,871)	1,450	(45,421)
Net interest income	125,822	5	28,897	154,724	—	154,724
Provision for credit losses	(28,216)	—	(42)	(28,258)	—	(28,258)
Non-interest income, net	20,232	9,276	1,945	31,453	—	31,453
Non-interest expenses:
Compensation and employee benefits	(37,048)	(2,520)	(268)	(39,836)	—	(39,836)
Occupancy, equipment and infrastructure costs	(9,518)	(179)	(19)	(9,716)	—	(9,716)
Depreciation and amortization of premises and equipment	(5,260)	(13)	(5)	(5,278)	—	(5,278)
Electronic banking charges	(12,657)	—	—	(12,657)	—	(12,657)
Information technology expenses	(6,749)	(50)	(6)	(6,805)	—	(6,805)
Professional and service fees	(4,677)	(690)	31	(5,336)	—	(5,336)
Loan servicing and clearing expenses	(1,750)	(412)	(126)	(2,288)	—	(2,288)
Amortization of other intangible assets	(288)	—	—	(288)	—	(288)
Intersegment expenses	1,183	(614)	(569)	—	—	—
Other	(13,638)	(582)	(124)	(14,344)	—	(14,344)
Total non-interest expense	(90,402)	(5,060)	(1,086)	(96,548)	—	(96,548)
Income before income taxes	$27,436	$4,221	$29,714	$61,371	$—	$61,371
Income tax expense	(9,481)	—	(52)	(9,533)	—	(9,533)
Net income	$17,955	$4,221	$29,662	$51,838	$—	$51,838
Total assets	$9,992,368	$30,113	$3,556,709	$13,579,190	$(1,349,378)	$12,229,812

	Nine-Month Period Ended September 30, 2025
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$476,973	$16	$110,830	$587,819	$(4,105)	$583,714
Interest expense	(107,302)	—	(24,794)	(132,096)	4,105	(127,991)
Net interest income	369,671	16	86,036	455,723	—	455,723
Provision for credit losses	(75,584)	—	(40)	(75,624)	—	(75,624)
Non-interest income, net	62,231	27,222	1,947	91,400	—	91,400
Non-interest expense:
Compensation and employee benefits	(110,796)	(7,711)	(826)	(119,333)	—	(119,333)
Occupancy, equipment and infrastructure costs	(28,393)	(548)	(53)	(28,994)	—	(28,994)
Depreciation and amortization of premises and equipment	(15,396)	(38)	(15)	(15,449)	—	(15,449)
Electronic banking charges	(34,602)	—	—	(34,602)	—	(34,602)
Information technology expenses	(19,624)	(147)	—	(19,771)	—	(19,771)
Professional and service fees	(13,035)	(2,157)	(75)	(15,267)	—	(15,267)
Loan servicing and clearing expenses	(5,031)	(1,339)	(324)	(6,694)	—	(6,694)
Amortization of other intangible assets	(865)	—	—	(865)	—	(865)
Intersegment expenses	2,988	(1,704)	(1,284)	—	—	—
Other	(42,104)	(1,345)	(378)	(43,827)	—	(43,827)
Total non-interest expense	(266,858)	(14,989)	(2,955)	(284,802)	—	(284,802)
Income before income taxes	$89,460	$12,249	$84,988	$186,697	$—	$186,697
Income tax expense	(37,326)	(17)	(144)	(37,487)	—	(37,487)
Net income	$52,134	$12,232	$84,844	$149,210	$—	$149,210
Total assets	$9,992,368	$30,113	$3,556,709	$13,579,190	$(1,349,378)	$12,229,812

Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $282.5 million and $277.4 million at September 30, 2025 and 2024, respectively, to fund Oriental Overseas operations is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year periods was mainly as a result of higher interest rate.

	Quarter Ended September 30, 2024
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$155,922	$6	$34,145	$190,073	$(1,043)	$189,030
Interest expense	(37,990)	—	(4,208)	(42,198)	1,043	(41,155)
Net interest income	117,932	6	29,937	147,875	—	147,875
(Provision for) recapture of credit losses	(21,427)	—	68	(21,359)	—	(21,359)
Non-interest income, net	19,117	7,750	1	26,868	—	26,868
Non-interest expenses:
Compensation and employee benefits	(36,366)	(1,864)	(238)	(38,468)	—	(38,468)
Occupancy, equipment and infrastructure costs	(9,475)	(188)	(33)	(9,696)	—	(9,696)
Depreciation and amortization of premises and equipment	(5,418)	(5)	(5)	(5,428)	—	(5,428)
Electronic banking charges	(9,237)	—	—	(9,237)	—	(9,237)
Information technology expenses	(6,830)	(68)	(1)	(6,899)	—	(6,899)
Professional and service fees	(4,280)	(650)	(46)	(4,976)	—	(4,976)
Loan servicing and clearing expenses	(1,407)	(324)	(75)	(1,806)	—	(1,806)
Amortization of other intangibles assets	(347)	—	—	(347)	—	(347)
Intersegment expenses	—	—	—	—	—	—
Other	(13,388)	(922)	(433)	(14,743)	—	(14,743)
Total non-interest expense	(86,748)	(4,021)	(831)	(91,600)	—	(91,600)
Income before income taxes	$28,874	$3,735	$29,175	$61,784	$—	$61,784
Income tax expense	(14,742)	(2)	(40)	(14,784)	—	(14,784)
Net income	$14,132	$3,733	$29,135	$47,000	$—	$47,000
Total assets	$9,549,261	$36,779	$3,151,462	$12,737,502	$(1,276,120)	$11,461,382

	Nine-Month Period Ended September 30, 2024
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$462,598	$19	$100,571	$563,188	$(3,074)	$560,114
Interest expense	(111,493)	—	(12,393)	(123,886)	3,074	(120,812)
Net interest income	351,105	19	88,178	439,302	—	439,302
(Provision for) recapture of credit losses	(52,241)	—	180	(52,061)	—	(52,061)
Non-interest income, net	66,905	22,779	8	89,692	—	89,692
Non-interest expenses
Compensation and employee benefits	(109,554)	(6,454)	(743)	(116,751)	—	(116,751)
Occupancy, equipment and infrastructure costs	(27,175)	(538)	(98)	(27,811)	—	(27,811)
Depreciation and amortization of premises and equipment	(15,998)	(15)	(15)	(16,028)	—	(16,028)
Electronic banking charges	(31,289)	—	—	(31,289)	—	(31,289)
Information technology expenses	(19,929)	(137)	(1)	(20,067)	—	(20,067)
Professional and service fees	(11,714)	(2,228)	(155)	(14,097)	—	(14,097)
Loan servicing and clearing expenses	(4,353)	(1,128)	(324)	(5,805)	—	(5,805)
Amortization of other intangible assets	(1,039)	—	—	(1,039)	—	(1,039)
Intersegment expenses	839	(510)	(329)	—	—	—
Other	(39,198)	(2,661)	(1,226)	(43,085)	—	(43,085)
Total non-interest expense	(259,410)	(13,671)	(2,891)	(275,972)	—	(275,972)
Income before income taxes	$106,359	$9,127	$85,475	$200,961	$—	$200,961
Income tax expense	(53,004)	(10)	(124)	(53,138)	—	(53,138)
Net income	$53,355	$9,117	$85,351	$147,823	$—	$147,823
Total assets	$9,549,261	$36,779	$3,151,462	$12,737,502	$(1,276,120)	$11,461,382

Comparison of quarters ended September 30, 2025 and 2024
Banking
OFG’s banking segment net income before taxes decreased by $1.4 million from $28.9 million to $27.4 million, mainly due to:
•Increase of $6.8 million in provision for credit losses, mainly due to growth in loan balances, updated prepayment assumptions in commercial loans and residential mortgage loans, and macroeconomic adjustments; and
•Increase of $3.7 million in non-interest expenses, mainly due to increase of $3.4 million in electronic banking charges due the recognition of a $2.3 million rebate recorded during prior year quarter and increased transaction volumes.
The decrease in the banking segment’s net income before taxes was partially offset by:
•Increase of $7.2 million in interest income from loans, driven by higher balances.

Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage and investment advisory services, and insurance and reinsurance activities. Net income before taxes from this segment increased from $3.7 million to $4.2 million, mainly from higher non-interest income of $1.5 million related to higher broker-dealer fees from investment advisory service fees and mutual funds retailer fees and higher insurance income from annuities.
Treasury
Treasury segment net income before taxes increased by $0.5 million from $29.2 million to $29.7 million. This increase is mainly due to higher: (i) interest income of $4.3 million from the purchases of higher-yield investment securities; and (ii) non-interest income of $1.9 million reflecting gains from investments of OFG Ventures in fintech-focused funds. This increase was offset by higher interest expense of $5.3 million, which includes $2.9 million from interest paid on borrowings and $2.1 million from brokered deposits, primarily reflecting $200.0 million in a new two-year FHLB advance and $113.4 million in additional brokered deposits to increase liquidity and fund strategic growth in commercial loans.
Comparison of nine-month periods ended September 30, 2025 and 2024
Banking
OFG’s banking segment net income before taxes decreased by $16.9 million from $106.4 million to $89.5 million, mainly due to:
•Increase of $23.3 million in provision for credit losses, mainly due to growth in loan balances, specific reserves and alignment of economic and loss rate model assumptions;
•Decrease of $4.7 million in non-interest income, related to reduced interchange fees due to the implementation of Durbin Amendment that took effect for the Bank in July 1, 2024; and
•Increase of $7.4 million in non-interest expenses, mainly due to increases of: (i) $3.3 million in electronic banking charges due to increased transaction volumes, (ii) $1.3 million in professional and service fees due to higher compliance-related expenses, (iii) $1.2 million in occupancy, equipment and infrastructure costs due to higher internet services, software maintenance costs and licensing fees; and (iv) $1.2 million as a result of higher salaries and benefits, including payroll taxes.
The decrease in the banking segment’s net income was partially offset by:
•Increase of $13.5 million in interest income from loans, driven by higher loan balances; and
•Decrease of $4.2 million in interest expense primarily related to a decrease of 4 basis points in the average cost of core deposits.
Wealth Management
Net income before taxes from this segment increased from $9.1 million to $12.2 million, mainly from higher non interest income of $4.4 million, mostly related to higher broker-dealer fees from investment advisory service fees and mutual funds retailer fees, higher insurance income from annuities, and an increase in trustee-only fees, partially offset by higher salaries and employee benefits of $1.3 million.
Treasury
Treasury segment net income before taxes decreased by $0.5 million from $85.5 million to $85.0 million. This reduction is mainly due to higher interest expense of $12.4 million, reflecting $6.2 million from interest paid on borrowings and $5.2 million from brokered deposits, primarily reflecting $200 million in a new two-year FHLB advance and $113.4 million in additional brokered deposits to increase liquidity and fund strategic growth in commercial loans. This reduction was partially offset by higher: (i) interest income of $10.3 million from the purchases of higher-yield investment securities; and (ii) non-interest income of $1.9 million reflecting gains from investments of OFG Ventures in fintech-focused funds.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At September 30, 2025, OFG’s total assets amounted to $12.230 billion, an increase of $729.1 million, when compared to $11.501 billion at December 31, 2024.
Cash and due from banks increased by $152.6 million to $737.1 million, reflecting new wholesale borrowings and higher deposits during 2025.
The investment portfolio increased by $218.7 million or 8.0% primarily driven by $353 million new available-for-sale mortgage-backed securities, $62.1 million in mortgage loan securitization and $75.1 million in favorable market value adjustments. These increases were offset by principal paydowns. OFG’s investment strategy focuses on liquidity and highly liquid securities, considering their investment and the current market environment.
OFG’s loan portfolio is comprised of Puerto Rico residential mortgage loans, consumer loans, auto loans, commercial loans secured by real estate, other commercial and industrial loans, and commercial US loans. At September 30, 2025, OFG’s net loan portfolio increased by $301.6 million or 4.0% reflecting increases in US and Puerto Rico commercial, auto and consumer loans, partially offset by portfolio run-off.
Financial Assets Managed
At September 30, 2025, OFG’s financial assets include those managed by OFG’s trust division and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of individual retirement accounts and manages retirement plans and custodian and corporate trust accounts. At September 30, 2025 and December 31, 2024, the total assets managed by OFG’s trust division amounted to $2.475 billion and $2.262 billion, respectively. The increase of $103.7 million reflects changes in current market conditions. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2025, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.664 billion, compared to $2.247 billion at December 31, 2024. The increase of $209.8 million in broker-dealer related assets is mainly due to new customers accounts opened during the period and changes in current market conditions.
Goodwill
OFG’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG completes its annual goodwill impairment test as of October 31 of each year. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. During the quarter ended September 30, 2025, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at September 30, 2025.
As of both September 30, 2025 and December 31, 2024, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $100 thousand to the wealth management segment. Please refer to “Note 8 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	September 30,	December 31,	Variance %
	2025	2024
	(In thousands)
Investments:
FNMA and FHLMC certificates	$2,361,275	$2,205,039	7.1%
GNMA certificates	475,506	417,985	13.8%
US Treasury securities	1,635	1,150	42.2%
Equity securities	61,906	54,896	12.8%
CMOs issued by US government-sponsored agencies	3,166	5,639	(43.9)%
Other debt securities	35,503	35,550	(0.1)%
Trading securities	21	18	16.7%
Total investments	2,939,012	2,720,277	8.0%
Loans, net	7,935,413	7,633,831	4.0%
Total investments and loans	10,874,425	10,354,108	5.0%
Other assets:
Cash and due from banks	737,084	584,467	26.1%
Money market investments	3,265	6,670	(51.0)%
Foreclosed real estate	3,160	4,002	(21.0)%
Accrued interest receivable	71,591	71,667	(0.1)%
Deferred tax asset, net	7,468	6,248	19.5%
Premises and equipment, net	100,760	104,512	(3.6)%
Customers' liability on acceptances	29,975	31,526	(4.9)%
Servicing assets	67,437	70,435	(4.3)%
Goodwill	84,241	84,241	0.0%
Other intangible assets	11,086	14,782	(25.0)%
Operating lease right-of-use assets	22,694	19,197	18.2%
Other assets	216,626	148,879	45.5%
Total other assets	1,355,387	1,146,626	18.2%
Total assets	$12,229,812	$11,500,734	6.3%
Investment portfolio composition:
FNMA and FHLMC certificates	80.3%	81.1%
GNMA certificates	16.2%	15.4%
US Treasury securities	0.1%	0.0%
Equity securities	2.1%	2.0%
CMOs issued by US government-sponsored agencies	0.1%	0.2%
Other debt securities and trading securities	1.2%	1.3%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	September 30,	December 31,	Variance %
	2025	2024
	(In thousands)
Loans held for investment:
Commercial loans	$3,384,404	$3,103,091	9.1%
Mortgage loans	1,399,856	1,470,817	(4.8)%
Consumer loans	686,077	668,561	2.6%
Auto loans	2,646,930	2,549,493	3.8%
	8,117,267	7,791,962	4.2%
Allowance for credit losses	(197,782)	(175,863)	12.5%
Total loans held for investment, net	7,919,485	7,616,099	4.0%
Mortgage loans held for sale	9,680	13,286	(27.1)%
Other loans held for sale	6,248	4,446	40.5%
Total loans held for sale	15,928	17,732	(10.2)%
Total loans, net	$7,935,413	$7,633,831	4.0%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $7.935 billion at September 30, 2025, a 4.0% increase when compared to $7.634 billion at December 31, 2024. The composition and trends of OFG’s loans held-for-investment portfolio were as follows:
•Commercial loan portfolio amounted to $3.384 billion (41.7% of the gross loan portfolio) compared to $3.103 billion (39.8% of the gross loan portfolio) at December 31, 2024, a 9.1% increase as a result of originations and credit lines usage in the nine-month period ended September 30, 2025. Commercial loans secured by non-owner occupied commercial real estate amounted to $826.7 million and $796.9 million at September 30, 2025 and December 31, 2024, respectively, which represented 10.2% of our total gross loan portfolio held for investment in both periods. Commercial US loans amounted to $831.7 million and $704.1 million at September 30, 2025 and December 31, 2024, respectively, which represented 10.2% and 9.0% of our total gross loan portfolio held for investment.
Commercial loan production increased by 53.4% or $115.9 million to $332.9 million in the quarter ended September 30, 2025 from $217.0 million in the prior year quarter and increased by 49.2% or $315.1 million to $955.2 million in the nine-month period ended September 30, 2025 from $640.0 million for the same period of 2024, mainly in the commercial US loan portfolio. Commercial US loans activities include the purchase of middle market senior secured cash flow loan participations and the purchase of participations of loans to small and medium sized businesses.
Commercial US loan production increased by 73.3% or $49.2 million to $116.4 million in the quarter ended September 30, 2025 from $67.1 million in the prior year quarter and increased by 188.0% or $209.9 million to $321.5 million in the nine-month period ended September 30, 2025 from $111.6 million for the same period in 2024.
Commercial PR loan production increased by 44.5% or $66.7 million to $216.6 million in the quarter ended September 30, 2025 from $149.9 million in the prior year quarter and increased by 19.9% or $105.3 million to $633.7 million in the nine-month period ended September 30, 2025 from $528.4 million for the same period in 2024.

•Mortgage loan portfolio amounted to $1.400 billion (17.2% of the gross loan portfolio) compared to $1.471 billion (18.9% of the gross originated loan portfolio) at December 31, 2024, a 4.8% decrease resulting from securitization of conforming loans into mortgage-backed securities and regular paydowns. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $46.7 million and $48.6 million at September 30, 2025 and December 31, 2024, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
Mortgage loan production totaled $42.4 million and $135.0 million in the quarter and nine-month period ended September 30, 2025, respectively, which represents an increase of 14.3% and 25.2%, respectively, from $37.1 million and $107.8 million for the same periods in 2024.
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
•Consumer loan portfolio amounted to $686.1 million (8.5% of the gross loan portfolio) compared to $668.6 million (8.6% of the gross loan portfolio) at December 31, 2024, a 2.6% increase as a result of originations. Consumer loan production decreased by 12.2% to $76.0 million in the third quarter of 2025 from $86.6 million in the prior year quarter, and decreased by 6.3% or $14.9 million to $220.6 million in the nine-month period ended September 30, 2025 from $235.5 million in the same period in 2024.
•Auto loans portfolio amounted to $2.647 billion (32.6% of the gross loan portfolio) compared to $2.549 billion (32.7% of the gross originated loan portfolio) at December 31, 2024, a 3.8% increase as a result of originations. Auto loans production moderated, especially following a previous surge in activity driven by tariff-related acceleration ahead of their implementation. This front-loading effect led to an anticipated subsequent reduction. It decreased by 25.5% to $172.6 million in the third quarter of 2025 compared to $231.6 million in the prior year quarter, and decreased by 8.23% or $58.8 million to $655.7 million in the nine-month period ended September 30, 2025 from $714.5 million in the same period of 2024.
TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS

September 30, 2025
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$77,151	$—	$12,293	$64,858
At September 30, 2025, OFG has $77.2 million of direct credit exposure to the Puerto Rico government, a $10.7 million increase from $66.4 million at December 31, 2024. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

Allowance for Credit Losses
OFG measures its ACL based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets. Tables 8 through 11 set forth an analysis of activity in the ACL and present selected credit loss statistics for the quarters and nine-month periods ended September 30, 2025 and 2024 and as of September 30, 2025 and December 31, 2024. In addition, Table 6 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report on Form 10-Q and “Note 5 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and ACL.
Non-performing Assets
OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 12 and 14). At September 30, 2025, OFG had $93.7 million of non-accrual loans held for investment, including $8.0 million PCD loans, compared to $78.0 million at December 31, 2024, reflecting an increase of $19.7 million and $101 thousand in commercial and mortgage loan portfolio, respectively and a decrease of $4.1 million and $13 thousand in auto and consumer loan portfolios, respectively (see Table 13). As of September 30, 2025, OFG had $6.2 million in commercial loans held-for-sale consisting of two loans: a $4.2 million commercial loan secured by real estate past due in non-accrual and a $2.0 million commercial US loan that was current but in non-accrual status. There were no past due or non-accrual commercial loans held-for-sale as of December 31, 2024.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of September 30, 2025 and December 31, 2024, the outstanding balance of these residential mortgage loans was $5.4 million and $5.0 million, respectively.
At September 30, 2025, OFG’s non-performing assets increased by 14.4% to $107.1 million (0.88% total assets) from $93.6 million (0.81% of total assets) at December 31, 2024, related to non-performing loans.
Foreclosed real estate decreased from $4.0 million at December 31, 2024 to $3.2 million at September 30, 2025 and other repossessed assets decreased from $6.6 million at December 31, 2024 to $4.9 million at September 30, 2025, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At September 30, 2025, the allowance coverage ratio to non-performing loans was 199.7% (211.9% at December 31, 2024).
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
The following items comprise non-performing loans held for investment, including non-PCD and PCDs:
Commercial loans - At September 30, 2025, OFG’s non-performing commercial loans amounted to $61.2 million (61.8% of OFG’s non-performing loans), a 47.4% increase from $41.6 million at December 31, 2024 (50.1% of OFG’s non-performing loans). The increase was primarily driven by $14.2 million in Non-PCD commercial US loans and a $6.0 million PCD commercial loan. Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At September 30, 2025, OFG’s non-performing mortgage loans totaled $17.7 million (17.8% of OFG’s non-performing loans), a 2.8% increase from $17.2 million (20.7% of OFG’s non-performing loans) at December 31, 2024. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.

Consumer loans - At September 30, 2025, OFG’s non-performing consumer loans amounted to $4.2 million (4.2% of OFG’s non-performing loans), remaining constant from $4.2 million at December 31, 2024 (5.1% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans - At September 30, 2025, OFG’s non-performing auto loans amounted to $16.0 million (16.2% of OFG’s total non-performing loans), a 20.4% decrease from $20.1 million at December 31, 2024 (24.1% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days and fully written-off when payments are delinquent 180 days.
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

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	September 30,	December 31,	Variance %
	2025	2024
	(In thousands)
ACL:
Non-PCD
Commercial loans	$59,596	$44,814	33.0%
Mortgage loans	6,493	6,395	1.5%
Consumer loans	33,771	31,818	6.1%
Auto loans	89,841	87,682	2.5%
Total ACL	$189,701	$170,709	11.1%

PCD
Commercial loans	$3,654	$622	487.5%
Mortgage loans	4,417	4,514	(2.1)%
Consumer loans	9	11	(18.2)%
Auto loans	1	7	(85.7)%
Total ACL	$8,081	$5,154	56.8%

ACL summary
Commercial loans	$63,250	$45,436	39.2%
Mortgage loans	10,910	$10,909	0.0%
Consumer loans	33,780	$31,829	6.1%
Auto loans	89,842	$87,689	2.5%
Total ACL	$197,782	$175,863	12.5%

ACL composition:
Commercial loans	32.0%	25.8%
Mortgage loans	5.5%	6.2%
Consumer loans	17.1%	18.1%
Auto loans	45.4%	49.9%
	100.0%	100.0%

ACL coverage ratio at end of period:
Commercial loans	1.87%	1.46%	28.1%
Mortgage loans	0.78%	0.74%	5.4%
Consumer loans	4.92%	4.76%	3.4%
Auto loans	3.39%	3.44%	(1.5)%
	2.44%	2.26%	8.0%

ACL coverage ratio to non-performing loans:
Commercial loans	103.3%	109.3%	(5.5)%
Mortgage loans	61.8%	63.5%	(2.7)%
Consumer loans	805.4%	756.6%	6.4%
Auto loans	562.8%	437.2%	28.7%
	199.7%	211.9%	(5.8)%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	September 30,		December 31,
	2025		2024
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
	(In thousands)		(In thousands)
Commercial loans	$63,250	41.7%	$45,436	39.8%
Mortgage loans	10,910	17.2%	10,909	18.9%
Consumer loans	33,780	8.5%	31,829	8.6%
Auto loans	89,842	32.6%	87,689	32.7%
Total	$197,782	100.0%	$175,863	100.0%
[1] Total loans in this table refers to total loans held for investment.
TABLE 10 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarters Ended September 30,			Nine-Month Periods Ended September 30,
	2025	2024	Variance %	2025	2024	Variance %
	(In thousands)			(In thousands)
Balance at beginning of period	$189,944	$157,301	20.8%	$175,863	$161,106	9.2%
Provision for credit losses	28,046	21,302	31.7%	75,281	52,322	43.9%
Charge-offs	(29,747)	(26,148)	13.8%	(81,473)	(76,593)	6.4%
Recoveries	9,539	9,045	5.5%	28,111	24,665	14.0%
Balance at end of period	$197,782	$161,500	22.5%	$197,782	$161,500	22.5%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS

	Quarters Ended September 30,			Nine-Month Periods Ended September 30,
	2025	2024	Variance %	2025	2024	Variance %
	(In thousands)			(In thousands)
Non-PCD:
Mortgage loans
Charge-offs	$—	$(37)	(100.0)%	$(34)	$(102)	(66.7)%
Recoveries	171	72	137.5%	1,102	879	25.4%
Total	171	35	388.6%	1,068	777	37.5%
Commercial PR
Charge-offs	$(1,446)	(139)	940.3%	(1,831)	(3,866)	(52.6)%
Recoveries	922	1,455	(36.6)%	1,162	1,618	(28.2)%
Total	(524)	1,316	(139.8)%	(669)	(2,248)	(70.2)%
Commercial US
Charge-offs	$(3,647)	—	100.0%	(6,565)	(3,323)	97.6%
Recoveries	—	24	(100.0)%	—	69	(100.0)%
Total	(3,647)	24	(15,295.8)%	(6,565)	(3,254)	101.8%
Consumer loans
Charge-offs	(7,704)	(8,863)	(13.1)%	(22,926)	(25,024)	(8.4)%
Recoveries	896	830	8.0%	2,469	2,374	4.0%
Total	(6,808)	(8,033)	(15.2)%	(20,457)	(22,650)	(9.7)%
Auto loans
Charge-offs	(16,743)	(16,371)	2.3%	(49,805)	(43,148)	15.4%
Recoveries	7,108	6,300	12.8%	22,352	18,197	22.8%
Total	(9,635)	(10,071)	(4.3)%	(27,453)	(24,951)	10.0%
PCD:
Mortgage loans
Charge-offs	$—	$(66)	(100.0)%	$(59)	$(178)	(66.9)%
Recoveries	281	250	12.4%	713	981	(27.3)%
Total	281	184	52.7%	654	803	(18.6)%
Commercial PR
Charge-offs	(205)	(663)	(69)%	(236)	(928)	(74.6)%
Recoveries	118	70	68.6%	206	385	(46.5)%
Total	(87)	(593)	(85.3)%	(30)	(543)	(94.5)%
Consumer loans
Charge-offs	—	—	—%	(1)	—	100.0%
Recoveries	10	19	(47.4)%	27	49	(44.9)%
Total	10	19	(47.4)%	26	49	(46.9)%
Auto loans
Charge-offs	(2)	(9)	(77.8)%	(16)	(24)	(33.3)%
Recoveries	33	25	32.0%	80	113	(29.2)%
Total	31	16	93.8%	64	89	(28.1)%

Total charge-offs	(29,747)	(26,148)	13.8%	(81,473)	(76,593)	6.4%
Total recoveries	9,539	9,045	5.5%	28,111	24,665	14.0%
Net credit losses	$(20,208)	$(17,103)	18.2%	$(53,362)	$(51,928)	2.8%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Quarters Ended September 30,			Nine-Month Periods Ended September 30,
	2025	2024	Variance %	2025	2024	Variance %
	(Dollars in thousands)
Net credit losses (recoveries) to average loans outstanding:
Mortgage loans	(0.13)%	(0.06)%	116.7%	(0.17)%	(0.14)%	21.4%
Commercial PR	0.10%	(0.12)%	(183.3)%	0.04%	0.16%	(75.0)%
Commercial US	1.74%	(0.01)%	(17,500.0)%	1.12%	0.61%	83.6%
Consumer loans	3.85%	4.70%	(18.1)%	3.89%	4.53%	(14.1)%
Auto loans	1.45%	1.64%	(11.6)%	1.39%	1.39%	—%
Total	1.00%	0.90%	11.1%	0.89%	0.91%	(2.2)%
Recoveries to charge-offs	32.07%	34.59%	(7.3)%	34.50%	32.20%	7.1%
Average Loans Held for Investment
Mortgage loans	$1,361,765	$1,446,855	(5.9)%	$1,382,079	$1,479,122	(6.6)%
Commercial PR	2,536,829	2,393,891	6.0%	2,464,483	2,356,897	4.6%
Commercial US	836,527	658,908	27.0%	781,428	710,280	10.0%
Consumer loans	705,945	681,391	3.6%	699,408	665,907	5.0%
Auto loans	2,656,992	2,453,466	8.3%	2,622,655	2,384,159	10.0%
Total	$8,098,058	$7,634,511	6.1%	$7,950,053	$7,596,365	4.7%
Net charge-offs for the third quarter of 2025 amounted to $20.2 million (1.00% of average loans), increasing by $3.1 million, when compared to $17.1 million (0.90% of average loans) in the prior year quarter. Net charge-offs for the nine-month period ended September 30, 2025 amounted to $53.4 million (0.89% of average loans), increasing by $1.4 million, when compared to $51.9 million (0.91% of average loans) in the prior year period.
Net charge-offs variances were as follows:
•Residential mortgage loans net recoveries in the third quarter of 2025 amounted to $452 thousand, increasing by $233 thousand when compared to net recoveries of $219 thousand in the third quarter of 2024. Residential mortgage loans net recoveries for the nine-month period ended September 30, 2025 amounted to $1.7 million, increasing by $142 thousand when compared to net recoveries of $1.6 million for the prior year period.
•Commercial loans net charge-offs in the third quarter of 2025 amounted to $4.3 million, increasing by $5.0 million, when compared to net recoveries of $747 thousand in the third quarter of 2024. Net charge-offs for the nine-month period ended September 30, 2025 amounted to $7.3 million, increasing by $1.2 million, when compared to $6.0 million in the prior year period. Net charge-offs for the nine-month period ended September 30, 2025 include $6.5 million from commercial US loans. Net charge-offs for the nine-month period ended September 30, 2024 include $3.3 million from retail commercial loans, mainly from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans.
•Consumer loans net charge-offs in the third quarter of 2025 amounted $6.8 million decreasing by $1.2 million when compared to $8.0 million in the third quarter of 2024. Net charge-offs for the nine-month period ended September 30, 2025 amounted $20.4 million, decreasing by $2.2 million, when compared to net charge-offs of $22.6 million in the prior year period.

•Auto loans net charge-offs in the third quarter of 2025 amounted to $9.6 million, decreasing by $451 thousand, when compared to $10.1 million in the third quarter of 2024. Net charge-offs for the nine-month period ended September 30, 2025 amounted $27.4 million, increasing by $2.5 million, when compared to net charge-offs of $24.9 million in the prior year period.

TABLE 12 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance %
	2025	2024
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$85,617	$75,098	14.0%
Accruing loans	5,393	5,005	7.8%
Total	$91,010	$80,103	13.6%
PCD	8,033	2,880	178.9%
Total non-performing loans	$99,043	$82,983	19.4%
Foreclosed real estate	3,160	4,002	(21.0)%
Other repossessed assets	4,865	6,595	(26.2)%
	$107,068	$93,580	14.4%
Non-performing assets to total assets	0.88%	0.81%	8.6%
Non-performing assets to total capital	7.78%	7.46%	4.3%

TABLE 13 — NON-ACCRUAL LOANS

	September 30,	December 31,	Variance %
	2025	2024
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial loans	$53,428	$38,913	37.3%
Mortgage loans	12,033	11,923	0.9%
Consumer loans	4,194	4,207	(0.3)%
Auto loans	15,962	20,055	(20.4)%
Total	$85,617	$75,098	14.0%
PCD
Commercial loans	$7,803	$2,641	195.5%
Mortgage loans	230	239	(3.8)%
Total	$8,033	$2,880	178.9%
Total non-accrual loans	$93,650	$77,978	20.1%
Non-accruals loans composition percentages:
Commercial loans	65.4%	53.3%
Mortgage loans	13.1%	15.6%
Consumer loans	4.5%	5.4%
Auto loans	17.0%	25.7%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.15%	1.00%	15.0%
Allowance for credit losses to non-accrual loans	211.19%	225.53%	(6.4)%

	Quarters Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$464	$548	$962	$947

TABLE 14 - NON-PERFORMING LOANS

	September 30,	December 31,	Variance %
	2025	2024
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial loans	$53,428	$38,913	37.3%
Mortgage loans	17,426	16,928	2.9%
Consumer loans	4,194	4,207	(0.3)%
Auto loans	15,962	20,055	(20.4)%
Total	$91,010	$80,103	13.6%
PCD
Commercial loans	$7,803	$2,641	195.5%
Mortgage loans	230	239	(3.8)%
Total	$8,033	$2,880	178.9%
Total non-performing loans	$99,043	$82,983	19.4%
Non-performing loans composition percentages:
Commercial loans	61.8%	50.1%
Mortgage loans	17.8%	20.7%
Consumer loans	4.2%	5.1%
Auto loans	16.2%	24.1%
	100.0%	100.0%
Non-performing loans to:
Total loans held for investment gross	1.22%	1.06%	15.1%
Total assets	0.81%	0.72%	12.5%
Total capital	7.20%	6.62%	8.8%
Non-performing loans with partial charge-offs to:
Total loans held for investment gross	0.18%	0.20%	(10.0)%
Non-performing loans	14.42%	18.41%	(21.7)%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	118.64%	109.79%	8.1%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	233.34%	259.75%	(10.2)%

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	September 30,	December 31,	Variance %
	2025	2024
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,584,718	$2,493,859	3.6%
NOW accounts	3,207,170	3,133,467	2.4%
Savings accounts	2,208,191	2,064,909	6.9%
Time deposits	2,004,277	1,909,324	5.0%
Total deposits	10,004,356	9,601,559	4.2%
Accrued interest payable	4,277	3,227	32.5%
Total deposits and accrued interest payable	10,008,633	9,604,786	4.2%
Borrowings:
Securities sold under agreements to repurchase	100,791	75,222	34.0%
Advances from FHLB	456,530	325,952	40.1%
Total borrowings	557,321	401,174	38.90%
Total deposits and borrowings	10,565,954	10,005,960	5.6%
Other liabilities:
Acceptances executed and outstanding	29,975	31,526	(4.9)%
Operating lease liabilities	24,681	21,388	15.4%
Deferred tax liabilities, net	50,298	40,718	23.5%
Accrued expenses and other liabilities	183,487	146,771	25.0%
Total liabilities	$10,854,395	$10,246,363	5.9%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	25.8%	26.0%
NOW accounts	32.1%	32.6%
Savings accounts	22.1%	21.5%
Time deposits	20.0%	19.9%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	18.1%	18.8%
Advances from FHLB	81.9%	81.2%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$100,000	$75,000
Daily average outstanding balance	$55,800	$75,000
Maximum outstanding balance at any month-end	$127,344	$75,000

Liabilities and Funding Sources
As shown in Table 15 above, at September 30, 2025, OFG’s total liabilities were $10.854 billion, 5.9% higher than the $10.246 billion reported at December 31, 2024. Deposits and borrowings, OFG’s funding sources, amounted to $10.566 billion at September 30, 2025 compared to $10.006 billion at December 31, 2024. Deposits, excluding accrued interest payable, increased by $402.8 million or 4.2% reflecting increases in demand deposits of $164.6 million, time deposits of $95.0 million and savings and money market accounts of $143.3 million.

At September 30, 2025 and December 31, 2024, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.649 billion and $1.445 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.683 billion and $1.507 billion at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, borrowings amounted to $456.5 million, consisting of short and long-term FHLB advances and short-term repurchase agreements. This represents an increase of $156.1 million or 38.9% from December 31, 2024, driven by: (i) a new two-year $200.0 million FHLB advance at 4.13% taken during the nine-month period ended September 30, 2025 to increase liquidity and fund strategic growth in commercial loans, partially offset by the maturity of a $70.0 million FHLB advance; and (ii) new short-term repurchase agreements amounting to $100 million at 4.07% taken during the third quarter of 2025, offset by the maturity of $75 million in similar agreements.
Stockholders’ Equity
At September 30, 2025, OFG’s total stockholders’ equity was $1.375 billion, a 9.6% increase when compared to $1.254 billion at December 31, 2024. This reflects an increase in retained earnings of $94.8 million and legal surplus of $14.1 million, mainly due to $149.2 million in net income, partially offset by $40.3 million in dividends declared on common stock, and lower accumulated other comprehensive loss, net of tax, of $62.5 million from favorable market value adjustments in available-for-sale investment securities. These variances were partially offset by $52.0 million from higher treasury stock as a result of repurchases of common stock in the aggregate amount of $51.5 million during the nine-month period ended September 30, 2025 in connection with the approved stock repurchase programs for such period.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”). The current risk-based capital standards applicable to OFG and the Bank are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2025, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
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
The risk-based capital ratios presented in Table 16 include CET1, tier 1 capital, total capital and leverage capital as of September 30, 2025 and December 31, 2024, and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets. The following are OFG’s consolidated capital, dividends, and stock data, including capital ratios under the Basel III capital rules at September 30, 2025 and December 31, 2024:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	September 30,	December 31,	Variance
	2025	2024	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,375,417	$1,254,371	9.6%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.13%	14.26%	(0.9)%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	—%
Actual common equity tier 1 capital	$1,313,558	1,256,906	4.5%
Minimum common equity tier 1 capital required	$418,435	396,559	5.5%
Minimum capital conservation buffer required (2.5%)	$232,464	220,311	5.5%
Excess over regulatory requirement	$662,659	640,036	3.5%
Risk-weighted assets	$9,298,556	8,812,422	5.5%
Tier 1 risk-based capital ratio	14.13%	14.26%	(0.9)%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	—%
Actual tier 1 risk-based capital	$1,313,558	$1,256,906	4.5%
Minimum tier 1 risk-based capital required	$557,913	$528,745	5.5%
Minimum capital conservation buffer required (2.5%)	$232,464	220,311	5.5%
Excess over regulatory requirement	$523,181	$507,850	3.0%
Risk-weighted assets	$9,298,556	$8,812,422	5.5%
Total risk-based capital ratio	15.39%	15.52%	(0.8)%
Minimum total risk-based capital ratio required	8.00%	8.00%	—%
Actual total risk-based capital	$1,430,713	$1,367,692	4.6%
Minimum total risk-based capital required	$743,884	$704,994	5.5%
Minimum capital conservation buffer required (2.5%)	$232,464	220,311	5.5%
Excess over regulatory requirement	$454,365	$442,387	2.7%
Risk-weighted assets	$9,298,556	$8,812,422	5.5%
Leverage capital ratio	10.75%	10.93%	(1.6)%
Minimum leverage capital ratio required	4.00%	4.00%	—%
Actual tier 1 capital	$1,313,558	$1,256,906	4.5%
Minimum tier 1 capital required	$488,574	$460,138	6.2%
Excess over regulatory requirement	$824,984	$796,768	3.5%
Tangible common equity to total assets	10.47%	10.05%	4.2%
Tangible common equity to risk-weighted assets	13.77%	13.11%	5.0%
Total equity to total assets	11.25%	10.91%	3.1%
Total equity to risk-weighted assets	14.79%	14.23%	3.9%
Stock data:
Outstanding common shares	44,264,922	45,440,269	(2.6)%
Book value per common share	$31.07	$27.60	12.6%
Tangible book value per common share	$28.92	$25.43	13.7%
Market price at end of period	$43.49	$42.32	2.8%
Market capitalization at end of period	$1,925,081	$1,923,032	0.1%

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	September 30,	December 31,	Variance
	2025	2024	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,313,558	$1,256,906	4.5%
Tier 1 capital	1,313,558	1,256,906	4.5%
Additional Tier 2 capital	117,155	110,786	5.7%
Total risk-based capital	$1,430,713	$1,367,692	4.6%
Risk-weighted assets:
Balance sheet items	$8,634,128	$8,215,743	5.1%
Off-balance sheet items	664,428	596,679	11.4%
Total risk-weighted assets	$9,298,556	$8,812,422	5.5%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	14.13%	14.26%	(0.9)%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.13%	14.26%	(0.9)%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.39%	15.52%	(0.8)%
Leverage ratio (minimum required - 4%)	10.75%	10.93%	(1.6)%
From December 31, 2024 to September 30, 2025, the leverage capital ratio decreased from 10.93% to 10.75%, the tier 1 risk-based and common equity tier 1 capital ratios decreased from 14.26% to 14.13%, and the total risk-based capital ratio decreased from 15.52% to 15.39%. The decreases in regulatory capital ratios reflected an increase in risk-weighted assets of $486.1 million, partially offset by an increase in regulatory capital of $63.0 million. Regulatory capital increased mainly due to net income, net of dividends, offset by the elimination of the CECL transition deduction and by treasury stock repurchases. Risk-weighted assets increased mainly due to an increase in loans and other assets.

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2025 and December 31, 2024:

	September 30,	December 31,	Variance
	2025	2024	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.41%	13.60%	(1.4)%
Actual common equity tier 1 capital	$1,239,307	$1,191,547	4.0%
Minimum capital requirement (4.5%)	$415,943	$394,192	5.5%
Minimum capital conservation buffer requirement (2.5%)	$231,079	$218,995	5.5%
Minimum to be well capitalized (6.5%)	$600,806	$569,388	5.5%
Tier 1 Capital to Risk-Weighted Assets	13.41%	13.60%	(1.4)%
Actual tier 1 risk-based capital	$1,239,307	$1,191,547	4.0%
Minimum capital requirement (6%)	$554,590	$525,589	5.5%
Minimum capital conservation buffer requirement (2.5%)	$231,079	$218,995	5.5%
Minimum to be well capitalized (8%)	$739,453	$700,786	5.5%
Total Capital to Risk-Weighted Assets	14.67%	14.86%	(1.3)%
Actual total risk-based capital	$1,355,778	$1,301,684	4.2%
Minimum capital requirement (8%)	$739,453	$700,786	5.5%
Minimum capital conservation buffer requirement (2.5%)	$231,079	$218,995	5.5%
Minimum to be well capitalized (10%)	$924,317	$875,982	5.5%
Total Tier 1 Capital to Average Total Assets	10.23%	10.45%	(2.1)%
Actual tier 1 capital	$1,239,307	$1,191,547	4.0%
Minimum capital requirement (4%)	$484,509	$456,144	6.2%
Minimum to be well capitalized (5%)	$605,636	$570,179	6.2%

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

TABLE 17 — RECONCILIATION OF TANGIBLE COMMON EQUITY AND TANGIBLE ASSETS
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,375,417	$1,254,371
Goodwill	(84,241)	(84,241)
Other intangible assets	(11,086)	(14,782)
Total tangible common equity (non-GAAP)	$1,280,090	$1,155,348
Total assets	$12,229,812	11,500,734
Goodwill	(84,241)	(84,241)
Core deposit intangible	(8,490)	(11,320)
Customer relationship intangible	(2,596)	(3,462)
Total tangible assets (non-GAAP)	$12,134,485	$11,401,711
Tangible common equity to tangible assets (non-GAAP)	10.55%	10.13%
Common shares outstanding at end of period	44,264,922	45,440,269
Tangible book value per common share (non-GAAP)	$28.92	$25.43

	September 30,	December 31,
	2025	2024
	(In thousands)
Average stockholders’ equity	$1,323,866	$1,255,872
Average intangible assets	(96,980)	(101,764)
Average tangible common equity (non-GAAP)	$1,226,886	$1,154,108
Average return on tangible common equity (Non-GAAP)	16.22%	17.17%
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
Tangible common equity to tangible total assets increased from 10.13% to 10.55%, reflecting an increase in retained earnings from net income, net of dividends and stock repurchases.
OFG’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. At September 30, 2025 and December 31, 2024, OFG’s market capitalization for its outstanding common stock was $1.925 billion ($43.49 per share) and $1.923 billion ($42.32 per share), respectively. The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2025
September 30, 2025	$45.47	$41.72	$0.30
June 30, 2025	$43.28	$34.78	$0.30
March 31, 2025	$44.74	$38.85	$0.30
2024
December 31, 2024	$46.72	$38.97	$0.25
September 30, 2024	$46.84	$36.77	$0.25
June 30, 2024	$38.16	$33.37	$0.25
March 31, 2024	$38.51	$34.78	$0.25
2023
December 31, 2023	$38.29	$28.67	$0.22
September 30, 2023	$33.82	$26.14	$0.22
June 30, 2023	$27.80	$22.80	$0.22
March 31, 2023	$30.42	$24.37	$0.22
In April 2025, the Board of Directors approved a new $100 million stock repurchase program in addition to the $50 million stock repurchase program approved in October 2024 (collectively, the “repurchase programs”). The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
OFG did not repurchase any shares of its common stock during the nine-month periods ended September 30, 2025 and 2024, other than through its publicly announced stock repurchase programs.
At September 30, 2025, the estimated remaining number of shares that may be purchased under the new Repurchase Program is 1,797,899 and was calculated by dividing the remaining balance of $78.2 million by $43.49 (closing price of OFG’s common stock at September 30, 2025).
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
OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. The following table presents the results of the simulations for the most likely scenarios at September 30, 2025. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$7,630	1.21%	$3,335	0.53%
+ 100 Basis points	$15,220	2.42%	$6,676	1.06%
+ 200 Basis points	$30,348	4.83%	$13,421	2.14%
- 50 Basis points	$(8,833)	(1.41)%	$(3,720)	(0.59)%
'-100 Basis points	$(17,216)	(2.74)%	$(7,646)	(1.22)%
'-200 Basis points	$(35,392)	(5.63)%	$(16,232)	(2.58)%
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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held for investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held for investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an isolated inflow of liquidity resulting in a total of $1.649 billion and $1.445 billion deposits from the Puerto Rico government and its instrumentalities as of September 30, 2025 and December 31, 2024, respectively. OFG is not relying on these deposits as part its long-term funding management strategies, even though these funds could remain in the Bank for a longer period. Deposit volumes as well as the customer deposit base, including Puerto Rico government deposits, have increased. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources, such as repurchase agreements and brokered deposits. At September 30, 2025, OFG had $189.1 million brokered deposits and $100.0 million repurchase agreements. At December 31, 2024, OFG had $156.1 million brokered deposits and $75.0 million repurchase agreements.
In the ordinary course of OFG’s operations, it has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels.
Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.426 billion at September 30, 2025 ($172.2 million with maturity of one year or less and $1.254 billion with maturity over one year) compared to $1.360 billion at December 31, 2024 ($157.3 million with maturity of one year or less and $1.203 billion with maturity over one year) as a result of commercial lines of credit originations. Standby letters of credit provided to customers amounted to $29.9 million and $25.3 million, respectively, at September 30, 2025 and December 31, 2024. Loans sold with recourse at September 30, 2025 and December 31, 2024 amounted to $84.8 million and $90.5 million, respectively.
In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government-sponsored entity (FNMA). At September 30, 2025, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $4.8 million (December 31, 2024 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds.
At September 30, 2025 and December 31, 2024, OFG maintained other non-credit commitments amounting to $19.1 million and $14.6 million, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are integrated at our long-term financial plan and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At September 30, 2025 and December 31, 2024, OFG had commitments for capital expenditures in technology amounting to $1.1 million and $1.0 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.

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
As of September 30, 2025, OFG had approximately $740.3 million in unrestricted cash and cash equivalents, $1.163 billion in investment securities that are not pledged as collateral, $301.7 million in borrowing capacity at the FHLB and a secured line of credit through the FRB discount window with $3.096 billion in loans pledged (borrowing capacity $2.295 billion).

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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In April 2025, the Board of Directors approved a new $100 million stock repurchase program in addition to the $50 million stock repurchase program approved in October 2024 (collectively, the “repurchase programs”). The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
Under the Repurchase Programs, OFG repurchased 1,246,064 shares for a total of $51.5 million at an average price of $41.32 per share during the nine-month period ended September 30, 2025.
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended September 30, 2025, excluding the month of September during which no shares were repurchased as part of the repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
7/1/2025 - 7/31/2025	166,790	$43.64	166,790	$91,310
8/1/2025 - 8/31/2025	310,851	42.20	310,851	78,191
Total	477,641	$42.71	477,641	$78,191
At September 30, 2025, the estimated remaining number of shares that may be purchased under the new Repurchase Program is 1,797,899 and was calculated by dividing the remaining balance of $78.2 million by $43.49 (closing price of OFG’s common stock at September 30, 2025).
OFG did not repurchase any shares of its common stock during the nine-month periods ended September 30, 2025 and 2024, other than through its publicly announced stock repurchase programs.
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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: November 7, 2025
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: November 7, 2025
Maritza Arizmendi Díaz Chief Financial Officer