Form 10-K
period 2025-12-31
OFG BANCORP
filed 2026-02-25
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $1.915 billion as of June 30, 2025 based upon 44,741,933 shares outstanding and the reported closing price of $42.80 on the New York Stock Exchange on that date.
43,063,277 common shares ($1.00 par value per share) outstanding as of January 31, 2026
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement relating to the 2026 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp
FORM 10-K
Year Ended December 31, 2025

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
These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by management that are difficult to predict. Various factors, some of which by their nature are beyond OFG’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:
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
•our ability to successfully invest in, deploy, and maintain advanced technologies, including artificial intelligence and digital banking platforms;
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

PART I
ITEM 1. BUSINESS
General
OFG is a financial holding company headquartered in San Juan, Puerto Rico. OFG is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “BHC Act”) and accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). OFG’s principal subsidiary is Oriental Bank (the “Bank”), a Federal Deposit Insurance Corporation (“FDIC”) insured Puerto Rico commercial bank founded as a federal savings and loan in 1964.

OFG provides comprehensive banking and financial services and solutions to its clients through the Bank and various other subsidiaries, including commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, investment advisory and security brokerage services, as well as corporate trust services. OFG operates through three major business segments: Banking, Wealth Management, and Treasury. OFG provides most of its products and services to clients in Puerto Rico and U.S. Virgin Islands (the “USVI”) and certain loan products in the continental United States. OFG operates through various subsidiaries, including a commercial bank, the Bank, a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), OFG Ventures LLC (“OFG Ventures”), which holds investments, a commercial lender, OFG USA LLC (“OFG USA”), which is a subsidiary of the Bank, and OBPEF LLC (“OBPEF”), as a wholly owned subsidiary of the Bank and a private equity fund under the Puerto Rico Incentives Code, as amended (the “Incentives Code”), whose objective is to provide financing to eligible borrowers, whether in the form of senior or subordinated debt, to support the economic development of Puerto Rico. Most of our subsidiaries are based in San Juan, Puerto Rico and the USVI, except for OFG USA which is organized in Delaware, but operates out of Charlotte, North Carolina, OFG Reinsurance which is based in the Cayman Islands, and OFG Ventures which is based on Delaware.

OFG’s mission is to make possible the progress of our customers, employees, shareholders, and communities we serve. As the world evolves rapidly, we seek to amplify our ambition, with the goal of advancing from steady progress to bold transformation. We believe that our strategy is designed to accelerate our transformation into a fully digital, data-driven, customer-centric financial institution, while maintaining the strong human relationships that define our brand. OFG aims to deliver intelligent growth, operational excellence, and deeper financial empowerment to make progress possible for our communities. Our strategy aspires to position OFG as a trusted digital financial coach, by understanding the customers’ objectives and needs by offering value-added services that help them achieve financial progress and well-being. OFG is transitioning from a digital-first model to a truly digital bank, one where customers should be able to perform every financial activity seamlessly, securely, and intuitively, anytime, anywhere. Our goal is to provide a one-stop digital experience that is enriched by human connection and powered by intelligence. Our strategy is anchored on four main pillars:
•Customer Insights & Personalization: To enhance customer engagement, improve decision making and drive sustainable growth, with a unified, 360-degree view of the customer leverage on advance analytics to understand financial behaviors, patterns and lifecycle events to generate actionable customer insights that support the customer needs.
•Human Connection: Empower people by helping them to have smarter conversations while building trust and guiding customers through their most important financial decisions.
•Digital Bank: Become a truly digital bank, one where customers can do everything they would in a branch. The bank is no longer a place, but an experience that lives in their pockets, always ready, always personal, and better than ever.
•Business Excellence: OFG drives operational excellence through an agile operating model that is deeply embedded in our business and culture. We understand the customer’s journey and align our structure and processes to reflect its perspective, end to end.
OFG’s principal funding source is customer deposits. Through its branch network and digital sales platform, the Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest and interest-bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically, adjusting the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, the applicable market benchmarks, and mainland U.S. market interest rates.

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
Banking Activities
The Bank, OFG’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 42 branches throughout Puerto Rico and 2 branches in the USVI. As an FDIC-insured Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, consumer, auto, and mortgage lending, savings and time deposit products, and corporate trust services, and capitalizes on its retail banking network to provide commercial and mortgage lending products to its clients. The Bank has a wholly owned operating subsidiary, OFG USA, which is organized in Delaware but operates out of Charlotte, North Carolina. It also has two international banking entities (each an “IBE”) organized in Puerto Rico pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), one of which is a unit operating within the Bank, named Oriental Overseas (the “IBE Unit”), and the other is a wholly owned subsidiary of the Bank, named Oriental International Bank, Inc. (“OIB” or the “IBE Subsidiary”). The IBE Unit and the IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico. In addition, the Bank has a wholly owned subsidiary, OBPEF, which is a private equity fund under the Incentives Code whose objective is to provide financing to eligible borrowers, whether in the form of senior or subordinated debt, to support the economic development of Puerto Rico.
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
OFG’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly into the secondary market or the securitization of mortgage loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates Federal Housing Administration (“FHA”) insured mortgages, Veterans Administration (“VA”) guaranteed mortgages, and U.S. Department of Agriculture (“USDA”) Rural Housing Service (“RHS”) guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities or sold through the Government Sponsor Entity (“GSE”) cash window. The Bank is an approved seller of FNMA conforming mortgage loans for issuance of FNMA mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of its mortgage loan portfolio and the GNMA, FNMA and FHLMC pools that it issues or services.
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
Oriental Pension Consultants, Inc. (“OPC”), a Florida corporation, was an OFG subsidiary engaged in the administration and servicing of retirement plans in the U.S., Puerto Rico, and the Caribbean. On December 30, 2022, the Bank and OPC sold the rights to administer and service the retirement plans of its customers, and OPC was dissolved on December 30, 2025, effective January 1, 2026.
Treasury Activities
Treasury activities encompass all of OFG’s treasury-related functions. OFG’s investment portfolio consists of primarily mortgage-backed securities, obligations of U.S. government-sponsored agencies, US Treasury securities and money market instruments. U.S. agency mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and could be either retained as available for sale (“AFS”) or held to maturity (“HTM”) securities or resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of those pools is guaranteed by GNMA, FNMA or FHLMC.
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
OFG continues to develop commercial relationships in the United States through its U.S. commercial loan program, which has internally developed and managed relationships with commercial and investment banks across the United States, engages primarily in the activities of purchasing participations in credit facilities through underwriting and portfolio management of commercial and industrial loans to middle-market and lower middle-market commercial borrowers in the mainland United States.
OFG also operates in the USVI through two branches and expects to continue to grow its business in such jurisdiction.
Our Human Capital
At OFG, we remain firmly devoted to fostering the ongoing progress of our customers, employees, shareholders, and the communities we serve. This shared purpose shapes a talent strategy centered on our workforce and designed to ensure employees have the capabilities needed today and in the future. The approach emphasizes agility, visibility into skills, and easy access to resources, enabling strong alignment between business priorities and workforce readiness.

As of December 31, 2025, OFG had 2,185 employees, none of which are represented by a collective bargaining group.

Employee Experience and Culture

Creating meaningful connections with employees remains essential to performance and long-term success. In the most recent employee engagement survey conducted in partnership with Gallup, participation reached a record 93%, and the organization maintained strong engagement levels, doubling the engagement ratio since 2022 and surpassing Gallup benchmarks for Puerto Rico and the U.S. The average engagement score increased to 4.08 out of 5, marking a 23-point improvement since 2022.

Leaders are supported through a self-service platform powered by AI that provides real time analytics, insights, recommended actions, and learning tools focused on expectations, recognition, collaboration, and development. Workshops help leaders interpret results and connect them to broader business outcomes.

OFG continues strengthening a culture rooted in purpose, learning, and results. Efforts include communication strategies for leaders and employees, ongoing executive conversations, and practical tools to reinforce desired behaviors. A continuous learning mindset is fostered across the company through initiatives that encourage capability building.

In addition, OFG reinforces its commitment to doing what’s right by maintaining robust ethical standards, supported by its Code of Business Conduct and Ethics, required certifications, and a confidential whistleblower line.

Talent Development

OFG supports continuous development through a broad range of learning experiences, including training, coaching, mentoring, stretch assignments, and structured career pathways. In 2025, we deepened our focus on data science and analytics by launching a 10‑month development program featuring hands‑on learning tied to strategic initiatives. Over the year, we delivered more than 250 learning sessions totaling over 25,000 hours, while employees also benefited from access to more than 12,000 online courses offered through a global learning partner.

OFG views leadership development, strengths-based programs, and talent pipelines such as internships, traineeships, and mentorship programs strengthen organizational capability. We believe that specialized development academies support client facing teams, and curated learning paths aligned with role specific competencies promote performance excellence. We further believe that improved performance ratings reflect the workforce’s contribution to our purpose and business results.

We believe that annual talent reviews and succession planning for senior leaders—presented to the Board—ensure continuity and advance diversity and inclusion. Similar processes exist for other management levels to monitor and refine development plans.

As a regulated institution, OFG requires all employees to complete mandatory training covering policies, regulatory compliance, and anti-money laundering requirements.

Talent Acquisition and Retention

A skills focused hiring approach drives OFG’s acquisition strategy. The company strengthens recruiting through internships, university partnerships, and presence at job fairs—14 of them across Puerto Rico, the USVI, and the U.S. mainland in 2025. Collaboration with community organizations and workforce agencies also broadens the candidate pipeline.

Retention remains a key priority. We monitor turnover trends, conduct stay interviews as needed and analyze exit interviews to guide future strategies. Voluntary turnover declined to 10% at the end of 2025, with more than 72% of departures occurring in non-exempt roles.

A competitive performance-oriented compensation philosophy, combined with a supportive culture and growth opportunities, contributes to an average tenure of 11 years as of December 31, 2025.

Compensation

OFG’s compensation framework—designed by HR and overseen by the Board’s Compensation Committee—aligns employee and business performance. The program is structured to attract, retain, and reward talent while upholding strong governance practices. The Compensation Committee also reviews and approves compensation for senior executive leadership with input from an independent advisor.
The compensation philosophy is reinforced through annual program reviews, communication, and participation in market surveys. In 2025, we engaged in eight compensation surveys to benchmark practices, support pay equity and ensure competitiveness.

Wellbeing and Safety

Employee wellbeing is fundamental to our success. We follow a holistic model encompassing physical, social, professional, community, and financial wellness. Year-round onsite and virtual activities support these dimensions, and employees receive ongoing financial and retirement planning education through the 401(k)-plan administrator. Scholarships totaling more than $700,000 have been awarded over the past decade to 144 dependents of employees.
Work life balance is enhanced through benefits such as paid vacation, illness leave, maternity and paternity leave, community service time, personal days, and flexible work arrangements.

Management and Board Oversight

Management contributes to human capital governance through regular updates, risk management processes, and structured succession planning. The Board maintains oversight via periodic reports from leadership and through the Compensation Committee and Enterprise Risk Management activities. The Compensation Committee ensures both internal and external pay equity for executives, applies peer comparisons, and monitors incentive compensation programs across the organization.
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

The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the OCFI and the FDIC. The Bank is subject to extensive regulation and examination by the OCFI and the FDIC and is subject to the Federal Reserve Board’s regulation of transactions between the Bank and its affiliates. In 2024, the Bank became subject to the Consumer Financial Protection Bureau (the “CFPB”) supervisory and enforcement authority with respect to consumer financial laws. The Bank’s activities in the USVI are also subject to regulation and examination by the USVI Banking Board. The federal and Puerto Rico laws and regulations which are applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board with respect to the control of the money supply and credit availability in order to control inflation in the economy.
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
Failure to meet the capital rules could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and the imposition of certain restrictions on its business. As of December 31, 2025, OFG was in compliance with all applicable capital requirements. For more information, please refer to the accompanying consolidated financial statements.
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

The Dodd-Frank Act contains several important deposit insurance reforms, including the following: (i) the maximum deposit insurance amount was permanently increased to $250,000; (ii) the deposit insurance assessment is now based on the insured depository institution’s average consolidated assets minus its average tangible equity, rather than on its deposit base; (iii) the minimum reserve ratio for the DIF is 1.35% of estimated insured deposits; (iv) the FDIC is required to “offset the effect” of increased assessments on insured depository institutions with total consolidated assets of less than $10 billion; (v) the FDIC is no longer required to pay dividends if the DIF’s reserve ratio is greater than the minimum ratio; and (vi) the FDIC temporarily insured the full amount of qualifying “noninterest-bearing transaction accounts” until December 31, 2012. There is no upper limit on the reserve ratio and, therefore, no statutory limit on the size of the fund. The Designated Reserve Ratio (“DRR”) set by the FDIC’s Board of Directors is currently 2%.

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

The FDIC has the authority to charge special assessments from time to time, including in connection with systematic risk events. For example, in November 2023, the FDIC finalized a rule to recover losses to the FDIC DIF as a result of bank failures during the first half of 2023. Under the rule, the FDIC collected a special assessment based on a calculation using an insured depository institution’s estimated amount of uninsured deposits. In particular, the special assessment was imposed on insured depository institutions based on their estimated uninsured deposits in excess of $5 billion at December 31, 2022. Given that OFG had uninsured deposits under $5 billion, this special assessment did not apply to us. However, in the future, there may be additional special assessments imposed on insured depository institutions that may apply to us. It is not yet possible to quantify the scope of any of these actions or the potential impact on our operations.
Brokered Deposits
FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2025, the Bank meets the requirements to be considered a well-capitalized institution and is therefore not subject to these limitations on brokered deposits.
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
Activities and Investments of Insured State-Chartered Banks
Section 24 of the FDIA, as amended by FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under FDIC regulations of equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank, such as the Bank, is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary engaged in permissible activities, (ii) investing as a limited partner in a partnership, or as a non-controlling interest holder of a limited liability company, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting stock of an insured depository institution if certain requirements are met, including that it is owned exclusively by other banks. Under the FDIC regulations governing the activities and investments of insured state banks which further implemented Section 24 of the FDIA, as amended by FDICIA, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the DIF and the bank is in compliance with applicable regulatory capital requirements.
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
OFG has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of OFG’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for OFG; management’s assessment as to the effectiveness of OFG’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of OFG’s internal control over financial reporting. As of December 31, 2025, OFG’s management concluded that its internal control over financial reporting was effective.
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
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2025 and 2024, legal surplus amounted to $188.5 million and $169.5 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
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
The Banking Act permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 100% of the bank’s retained earnings, subject to certain limitations; and (iv) any other components that the OCFI may determine from time to time. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount will include 33.33% of 100% of the bank’s retained earnings. Such restrictions under the Banking Act on the amount of loans to a single borrower do not apply to loans: (i) to the government of the United States or the government of the Commonwealth of Puerto Rico, or any of their respective agencies, instrumentalities or municipalities, or (ii) that are wholly secured by bonds, securities and other evidence of indebtedness of the government of the United States or of the Commonwealth of Puerto Rico or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.
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
International Banking Center Regulatory Act of Puerto Rico
The business and operations of the Bank’s IBE Unit and IBE Subsidiary are subject to supervision and regulation by the OCFI. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the OCFI if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the OCFI (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are generally limited to persons and assets/liabilities located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $750 thousand of unencumbered assets or acceptable financial guarantees in Puerto Rico.
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
Durbin Amendment

The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment”. In the Federal Reserve’s final rules implementing the Durbin Amendment, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets as of the end of the previous calendar year and imposes limits on what banks may charge for debit card interchange fees. OFG’s assets exceeded $10 billion as of December 31, 2023; therefore, beginning on July 1, 2024, the Durbin Amendment reduced OFG’s income from debit card interchange fees. OFG implemented measures to anticipate the increased regulatory oversight and other requirements that applied as a result of crossing such $10 billion threshold.
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
Our branch network and business are concentrated in Puerto Rico and the USVI, which are susceptible to earthquakes, hurricanes and major storms that affect the local economy and the demand for our loans and financial services, as well as the ability of our customers to repay their loans. Any such natural disasters may further adversely affect Puerto Rico’s and the USVI’s infrastructure, which are generally weak and necessitating capital investment. This makes us vulnerable to downturns in Puerto Rico’s and the USVI’s economy as a result of natural disasters, the severity of which could increase as a result of the effects of climate change. Any subsequent earthquakes, hurricanes, major storms or other natural disasters could negatively affect or disrupt our operations and customer base and materially impact our business.
Climate change presents both immediate and long-term risks to us and our clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on us and our clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint, and its business relationships with clients who operate in carbon-intensive industries.
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
Adverse developments in federal trade policy and the phasing-out of federal emergency and stimulus funds may impact our business and stock price.

Recent shifts in trade policy may have a significant negative impact on the local, U.S. and global economies, including supply chain disruption and price inflation. Periods of increased global economic and geopolitical uncertainties caused by changes in U.S. trade policy have resulted in considerable volatility in the trading markets and may increase the risk of a recession. In addition, proposed significant reductions in federal spending, including cuts to programs and funding streams, could impact the federal emergency and stimulus funds that are vital to Puerto Rico’s economy. Many of Puerto Rico’s government programs and services are supported by these funds and their phase-out could adversely impact Puerto Rico’s economy. As a financial institution with its main operations in Puerto Rico, we are exposed to the potential negative effects of the phase-out of these federal funds and the uncertainty it creates in the local economy These uncertainties may also lead to heightened credit risks, reduced economic activity, and limited growth opportunities, thereby potentially adversely impacting our financial performance. Furthermore, these developments have adversely impacted, and could continue to adversely impact, the market price of our common stock.
Changes in interest rates could adversely affect OFG’s results of operations and financial condition.

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates earned on loans, securities, and other earning-assets and (ii) the interest rates paid on deposits and other borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, unemployment, money supply, fiscal policies of the U.S. government and regulatory authorities, domestic and international events, as act of war, and events in U.S. and other financial markets. In an effort to address inflation, the Federal Open Market Committee of the Federal Reserve Board tightened monetary policy back in 2022 and 2023. In 2024, monetary policy changed, and interest rate cuts were implemented and they continued in 2025. Actions taken by the Federal Reserve and other central banks are beyond our control and difficult to predict and can affect the value of financial instruments and other assets, such as debt securities and mortgage servicing rights (MSRs), and impact our borrowers, potentially increasing delinquency rates. Furthermore, if market interest rates decline, we could experience lower interest income from our variable rate commercial loans and prepayments or refinancing of higher fixed-rate loans. If market interest rates increase, we could have competitive pressure to increase the rates on our deposits, which could result in a decrease of our net interest income and borrowers of variable rate commercial loans may experience difficulties paying their heightened debt service. Our earnings can also be impacted by the spread between short-term and long-term market interest rates.

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
From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any such representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of our representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans. During 2025, we repurchased $4.6 million of loans from GNMA and FNMA.
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

Geopolitical and macroeconomic uncertainty, including military actions and terrorist attacks, have negatively impacted and will continue to have a significant negative impact on the global and U.S. economies. The uncertainty caused by such events has resulted in considerable volatility in the financial and commodity markets, including through significant increases in the price of oil, natural gas and food and continue putting additional inflationary pressures on central banks, including the FRB. In addition, shifts in political priorities and public policy in key global markets can influence economic conditions in the U.S. and Puerto Rico. In addition, changes in foreign policy, economic sanctions, and regulatory frameworks can alter trade dynamics and investment flows, which could adversely impact the markets in which we operate.
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
Cybersecurity incidents may include unauthorized access to our digital systems for purposes of misappropriation of assets, gaining access to sensitive information, corrupting data, or causing operational disruption. Although our information technology structure continues to be subject to cyber-attacks, we have not, to our knowledge, experience a breach of cyber-

security. Such an event could compromise our confidential information, as well as that of our customers and third parties with whom we interact with and may result in negative consequences.
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

We must maintain adequate liquidity and funding sources to support our operations, comply with our financial obligations, finance our digitalization initiatives, fund planned capital distributions and meet regulatory requirements. We rely primarily on core deposits as a low cost and stable source of funding for our lending activities and the operation of our business. Therefore, our funding costs are largely dependent on our ability to maintain and grow our core deposits. As we face substantial competition in attracting and retaining deposits, we have increased our cost of funds by increasing the rates we pay to our depositors to avoid losing deposits. We may also need to rely on more expensive sources of funding if deposits decrease. Furthermore, we have a significant amount of collateralized deposits from the Puerto Rico government, its instrumentalities and municipalities ($1.676 billion, or approximately 16.3% of our total deposits, as of December 31, 2025), of which a $1.1 billion consist of a deposit that had $500 million moved to our wealth management business as an advisory account in January

2026 and the remaining $638 million will reprice on May 15, 2026. The amount of these deposits may fluctuate depending on the financial condition and liquidity of these entities, as well as on our ability to maintain these customer relationships. No assurance can be given that any such deposit will be available in the future. If we are unable to maintain or grow our deposits for any reason, we may be subject to paying higher funding costs and our net interest income may decrease.

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
COMPETITIVE AND STRATEGIC RISK
Failure to keep pace with technological change, including developments in artificial intelligence, could adversely affect OFG’s results of operations and financial condition.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including artificial intelligence (“AI”) technologies. The effective use of technology increases efficiency and enables financial institutions to better serve clients and reduce costs. Our future success depends, in part, upon our ability to address client needs by using technology to provide products and services that will satisfy client demands, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services, including AI-based solutions, or be successful in marketing these products and services to our clients. The rapid evolution of AI technologies presents risks from competitors that more effectively leverage AI capabilities and thus may gain significant advantages in operational efficiency, customer service, risk management, and product development. Additionally, the integration of AI into our operations may require substantial investment in technology infrastructure, talent acquisition, and ongoing training, and there can be no assurance that such investments will yield the anticipated benefits. Regulatory frameworks governing AI in financial services are also evolving, and future regulations may impose compliance burdens or restrict certain AI applications, which could limit our ability to fully realize the potential benefits of these technologies. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect our growth, revenue, and profit.

Competition with other financial institutions could adversely affect our profitability.
We face substantial competition in originating loans, attracting deposits and growing assets under management. The competition in originating loans and attracting assets comes principally from other Puerto Rico, U.S., and foreign banks, investment advisors, securities broker-dealers, mortgage banking companies, consumer finance companies, credit unions, insurance companies, fintech companies and other institutional lenders and purchasers of loans. As we seek to grow our business and operations, we expect to encounter greater competition from both traditional financial institutions and non-bank competitors. Increased competition may require us to increase the rates paid on deposits or lower the rates charged on loans, which could adversely affect our profitability. In addition, technological advancements and the emergence of digital banking platforms have lowered barriers to entry, enabling new market participants to compete for our customers. Our failure to effectively compete for customers could result in a loss of market share and have a material adverse effect on our business, financial condition, or results of operations.
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

Our adoption of artificial intelligence technologies exposes us to evolving legal, regulatory, and operational risks.

We have adopted AI technologies for certain aspects of our operations, mainly customer service channels and data analytics, and may further incorporate AI capabilities in the future. We do not build or maintain proprietary AI systems. Instead, we utilize AI solutions provided by third-party technology vendors. Our reliance on these external AI platforms extends to tools that support real-time business analytics and improve operational decision-making. We also face indirect exposure to AI-related risks through vendors, business partners, and customers who may employ AI technologies in ways that affect our operations or services.

The rapidly evolving nature of AI regulation and technology creates significant uncertainty for our business. Federal and state lawmakers are actively developing new rules governing AI deployment, while existing regulatory frameworks—including consumer protection laws enforced by the CFPB, data privacy requirements under the Gramm-Leach-Bliley Act, and fair lending statutes—are being interpreted and applied to AI use cases in ways that remain unsettled. As a financial institution with more than $10 billion in assets, we face heightened regulatory scrutiny of our consumer-facing technologies, including AI applications. Our dependence on third-party AI vendors means that provider failures, service disruptions, or contract terminations could impair certain business functions with limited ability to quickly pivot to alternative solutions. Additionally, cybercriminals are increasingly using AI to conduct more sophisticated attacks against financial institutions. Failure to promptly adapt to and effectively implement security measures in response to rapidly evolving technological threats could significantly heighten our risks of data breaches, financial fraud, operational disruptions, regulatory scrutiny, reputational harm, and financial losses.

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
We are required to test our goodwill, core deposit intangible, customer relationship intangible and other intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict our ability to make dividend payments without prior regulatory approval.
Based on our annual goodwill impairment test and our impairment evaluation of intangibles, we determined that no impairment charges were necessary as of December 31, 2025. However, there can be no assurance that future evaluations of such goodwill or intangibles will not result in any impairment charges. Among other factors, any declines in our common stock as a result of macroeconomic conditions and any weakness in the Puerto Rico economy could lead to an impairment of such assets. If such assets become impaired, it could have a negative impact on our results of operations.
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
We operate an IBE unit and an IBE subsidiary pursuant to the IBE Act which provides significant tax advantages, and a wholly owned subsidiary that engages in certain Puerto Rico qualified investing activities that have certain tax advantages under the Incentives Code. The IBEs have an exemption from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage-backed securities. These qualified activities have allowed us to have an effective tax rate (“ETR”) below the maximum statutory tax rate. In the past, the Legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to IBEs. For example, Puerto Rico enacted legislation in 2012 under which no new IBEs may be organized and newly organized “international financial entities” are generally subject to a 4% Puerto Rico income tax rate. In the event other legislation is enacted by the Puerto Rico government to eliminate or modify the tax exemption provided to IBEs, the consequences could have a materially adverse impact on our financial results, including an increase in income tax expense and consequently our ETR, adversely affecting our financial condition, results of operations and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management Strategy

We have a comprehensive framework in place to assess, identify and manage material risks from cybersecurity threats. Our Information Security Officer (“ISO”) is responsible for overseeing and implementing our cybersecurity risk management framework as part of our broader Information Security Program approved by our Board. Our cybersecurity risk management framework is integrated into our broader risk management system with a focus on monitoring key risk indicators within a defined risk tolerance set by our Board.
Our cybersecurity risk management framework is focused on the following key areas:

•Regular cybersecurity risk assessments;
•Design and implementation of controls to mitigate any identified cybersecurity risks;
•Continuous evaluation of the effectiveness of such controls; and
•Implementation of an incident response plan that includes procedures for responding to cybersecurity incidents.

In addition, our cybersecurity risk management framework incorporates three lines of defense, each with defined roles and responsibilities. We conduct an annual cybersecurity maturity assessment to (a) evaluate its cybersecurity risk management practices and (b) develop action plans for improving its cybersecurity risk management program.

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

We use external consultants and other third-party service providers to monitor our information systems for any cyberattacks, impersonators or unauthorized releases of sensitive customer data, as well as performing investigations and penetration testing, identifying system vulnerabilities and required software patches, monitoring and managing firewalls, and advising on systems and cloud architecture. We also conduct due diligence of third-party software and related services and reviews cybersecurity reports from technology services providers to ensure that our cybersecurity infrastructure can respond to evolving cybersecurity risks relevant to our business.

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

Cybersecurity Governance

Our Board is responsible for overseeing our cybersecurity efforts and approving the Information Security Program, which sets forth OFG’s policy regarding the confidentiality, integrity and availability of its information assets. The Board’s Risk and Compliance Committee more directly oversees the implementation of the Information Security Program and receives quarterly reports on any cybersecurity risks.

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

In the last three fiscal years, we have not experienced any material cybersecurity incidents, and expenses incurred from any cybersecurity incidents were immaterial. For more information on the risks to the Company of future cybersecurity threats or incidents, see “Item 1A, Risk Factors — Operations and Business Risks.”
ITEM 2. PROPERTIES
At December 31, 2025, OFG owns a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan, Puerto Rico, known as “Oriental Center”, where its executive offices are located. OFG operates a full-service branch at the plaza level and its centralized units and subsidiaries occupy approximately 99% of the office floor space. Approximately 1% of the office space is leased to outside tenants.
In addition, at December 31, 2025, the Bank owns three branch premises and leases thirty-nine branch locations throughout Puerto Rico and owns two branch premises in the USVI.
The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.
At December 31, 2025, the aggregate future rental commitments under the terms of its leases, exclusive of taxes, insurance and maintenance expenses payable by OFG, was approximately $23.2 million.
OFG’s investment in premises and equipment, exclusive of leasehold improvements at 2025, was $164.0 million, gross of accumulated depreciation.
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
As of December 31, 2025, OFG had approximately 20,536 holders of record of its common stock, including all directors and officers of OFG, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.
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
The cumulative total stockholder return was obtained by dividing (a) the sum of (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2020, and (ii) the difference between the share price at the beginning and the end of the measurement period, by (b) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

Total Return Performance
OFG Bancorp
Russell 2000 Index
S&P US BMI Banks Index
Index Value
300
250
200
150
100
50
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/30/2024
12/30/2025

Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/30/2024	12/30/2025
OFG Bancorp	100.00	145.63	155.15	217.56	251.96	251.07
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
S&P US BMI Banks Index	100.00	135.97	112.77	123.02	164.70	211.47
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
Repurchase of Common Stock
Refer to “Recent Developments - Capital Actions” in Part II, Item 7 of this annual report on Form 10-K for information regarding OFG's common stock repurchase programs.

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended December 31, 2025, excluding the month of December during which no shares were repurchased as part of the repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
10/31/2025	255,567	$39.22	255,567	$68,168
11/30/2025	752,188	40.00	752,188	38,080
Total	1,007,755	$39.80	1,007,755	$38,080
At December 31, 2025, the estimated remaining number of shares that may be purchased under the Existing Repurchase Programs (as defined below) is 929,244 and was calculated by dividing the remaining balance of $38.1 million by $40.98 (closing price of OFG’s common stock at December 31, 2025). OFG did not repurchase any shares of its common stock during the quarter ended December 31, 2025, other than through its publicly announced stock repurchase programs.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with “Note about Forward-Looking Statements,” Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors,” and our consolidated financial statements and related notes included under Item 8 of this annual report on Form 10-K. We have omitted discussion of 2023 results where it would be redundant to the discussion previously included in Item 7 of our 2024 annual report on Form 10-K. For our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 annual report on Form 10-K.
RECENT DEVELOPMENTS
Capital Actions
2025 Capital Actions
In January 2025, OFG announced that its Board of Directors (the “Board”) approved the increase of its regular quarterly cash dividend to $0.30 per common share from $0.25 per share, beginning in the quarter ended March 31, 2025. In April 2025, the Board approved a new $100 million stock repurchase program. This new, open-ended program is in addition to the $50 million stock repurchase program approved by the Board in October 2024 (collectively, the “Existing Repurchase Programs”). Under the Existing Repurchase Programs, OFG repurchased 2,253,819 shares during 2025 for a total of $91.6 million at an average price of $40.64 per share. At December 31, 2025, the estimated remaining amount that may be purchased under the Existing Repurchase Programs is $38.1 million.
Announcement of Forthcoming 2026 Capital Actions
In January 2026, OFG announced that its Board approved the increase of its regular quarterly cash dividend to $0.35 per common share from $0.30 per share, beginning in the quarter ending March 31, 2026. The Board also approved a new $200 million stock repurchase program. This new, open-ended program is in addition to the Existing Repurchase Programs.

Economic Conditions
Puerto Rico’s economy has continued to show stable performance, supported by favorable labor market conditions and adequate system liquidity. According to the Puerto Rico Department of Economic Development and Commerce, the Puerto Rico Economic Activity Index stood at 128.1 points in November 2025, representing a 0.8% increase compared to November 2024 and a consistent upward month-to-month trend in recent periods. Employment data published by such government agency indicates continued gains across multiple industries. As of November 2025, total non-farm payroll employment averaged approximately 963,400 jobs, reflecting a 0.2% increase from the prior month and a 0.9% increase year over year. Economic activity has benefited from public sector reconstruction funding, private investment, and on-shoring initiatives. However, OFG continues to monitor global economic conditions, related uncertainties and their possible impact on Puerto Rico's economy, which could influence OFG's business and operational results.
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

Management’s judgment is required in selecting the macroeconomic scenarios and the weighting of the economic scenarios, which consist of baseline and moderate recession scenarios. As of December 31, 2025, management gave more weight to the baseline scenario, except for the US loan segment where the moderate recession scenario was given a greater weight. Management selects the macroeconomic forecast that is most reflective of expectations at that point in time. The applicability of qualitative adjustments includes adjustments of inherent risk not captured by the quantitative model.

OFG’s sensitivity analysis does not represent management’s view of expected credit losses at December 31, 2025. OFG evaluated sensitivities by applying 100% weight to baseline and moderate recession scenarios. The impact of assigning a 100%

weight to the baseline scenario was a hypothetical decrease of 4.3% to the collective ACL, and the impact of assigning a 100% weight to the moderate recession scenario was a hypothetical increase of 3.7% to the collective ACL. These hypothetical sensitivities do not incorporate the impact of management’s judgment for qualitative factors applied in the current ACL for loans. It is possible that others performing similar sensitivity analyses could reach different conclusions or results. The sensitivity analysis excludes the ACL for off-balance sheet credit exposures.

For a detailed description of the principal factors used to determine the ACL related to loans collectively evaluated for impairment and for the principal enhancement’s management made to its methodology, please refer to “Note 1– Summary of Significant Accounting Policies” and “Note 5 – Loans” to the consolidated financial statements.
FINANCIAL HIGHLIGHTS

The quarter ended December 31, 2025 earnings per share increased 16.4% year-over-year on a 1.9% growth in total core revenues in total core revenues, driven by disciplined core operations and a favorable tax benefit. For 2025, earnings per share grew 8.3% on a 2.8% increase in total core revenues, reflecting continued operating momentum and solid underlying performance.

Asset quality and credit metrics remained sound and well-controlled throughout the year. OFG repurchased $40.1 million of common shares during the fourth quarter of 2025 and $91.6 million for the year, reinforcing our commitment to disciplined capital deployment and shareholder returns.
During the quarter and year ended December 31, 2025, in line with our strategies, we saw increased commercial loans and broad acceptance of our flagship mass-market Libre and mass affluent Elite deposit accounts. By December 31, 2025, we grew our client base 4.26% from December 31, 2024 and our Digital First strategy continued to solidify our leadership in banking innovation in Puerto Rico.
The island’s economy also continued to perform well, supported by infrastructure investments with federal and private funds and new multi-million dollar on-shoring projects, reinforcing Puerto Rico’s position as a global hub for medical devices and pharmaceutical manufacturing. These developments underpin our confidence in sustained economic activity and long-term growth across our core businesses.
Year 2025:

Earnings per share diluted of $4.58 compared to $4.23 in 2024. Total core revenues of $729.8 million compared to $709.6 million in 2024.

Fourth Quarter of 2025:
Earnings per share diluted was $1.27 compared to $1.16 in the third quarter of 2025 and $1.09 in the fourth quarter of 2024. Total core revenues of $185.4 million compared to $184.0 million in the third quarter of 2025 and $181.9 million in the fourth quarter of 2024.

Performance metrics: Net interest margin of 5.12%, return on average assets of 1.81%, return on average tangible common stockholders’ equity of 17.20%, and efficiency ratio of 56.65%.

Total Interest Income of $197.2 million compared to $200.1 million in the third quarter of 2025 and $190.2 million in the fourth quarter of 2024. Compared to the third quarter of 2025, total interest income in the fourth quarter of 2025 decreased $2.9 million, reflecting higher average balances of loans and cash at lower average yields, partially offset by higher average balances of investment securities at slightly higher yields.
Total Interest Expense of $44.5 million compared to $45.4 million in the third quarter of 2025 and $41.0 million in the fourth quarter of 2024. Compared to the third quarter of 2025, total interest expense in the fourth quarter of 2025 decreased by $0.9 million, reflecting higher average balances of deposits and borrowings at lower average rates.
Total Banking and Financial Service Revenues of $32.6 million compared to $29.3 million in the third quarter of 2025 and $32.8 million in the fourth quarter of 2024. Compared to the third quarter of 2025, total banking and financial service revenue in the fourth quarter of 2025 reflected increased wealth management revenues due to $2.3 million in annual insurance commission recognition.

Pre-Provision Net Revenues of $79.3 million compared to $89.6 million in the third quarter of 2025 and $83.0 million in the fourth quarter of 2024.
Other Income reflected a loss of $1.1 million compared to a profit of $2.2 million in the third quarter of 2025 and $0.8 million in the fourth quarter of 2024. The fourth quarter of 2025 included $6.1 million accelerated amortization of technology related assets and gains of $3.9 million on the sale of non-performing loans and $1.1 million on the sale of a building. The third quarter of 2025, included $2.2 million in gains from OFG Ventures investments in fintech focused funds.
Total Provision for Credit Losses of $31.9 million compared to $28.3 million in the third quarter of 2025 and $30.2 million in the fourth quarter of 2024. Total provision for credit losses in the fourth quarter of 2025 primarily reflected $21.8 million for increased loan volume, $5.1 million for a specific reserve on a Puerto Rico telecommunications commercial loan, $2.4 million related to U.S. macroeconomic factors, and $1.7 million in charge-offs from the non-performing loans sale.

Credit Quality: Net charge-offs (“NCOs”) of $26.9 million (1.32% of average loans) compared to $20.2 million (1.00% of average loans) in the third quarter of 2025 and $15.9 million (0.82% of average loans) in the fourth quarter of 2024. NCOs included $4.8 million from the non-performing loans sale, of which $3.1 million had been previously reserved. Early delinquency rate in the fourth quarter of 2025 was 2.80%, down from the third quarter of 2025 and the fourth quarter of 2024, and total delinquency rate was 4.18%, up from the third quarter of 2025 but down from the fourth quarter of 2024. The nonperforming loan rate was 1.59% compared to 1.22% in the third quarter of 2025 and 1.06% in the fourth quarter of 2024.
Total Non-Interest Expense of $105.0 million compared to $96.5 million in the third quarter of 2025 and $99.7 million in the fourth quarter of 2024. Total non-interest expense in the fourth quarter of 2025 included expenses of $3.3 million in professional service fees related to performance-based advisory costs as part of the renegotiation of a cost-saving technology services contract, $2.5 million for business rightsizing, and $1.0 million related to the previously mentioned accelerated amortization of technology related assets. Compared to the third quarter of 2025, costs for additional accumulation for performance bonuses, expanded marketing activities, and the sale of foreclosed assets increased $1.7 million.
Income Tax was a benefit of $8.5 million compared to an expense of $9.5 million in the third quarter of 2025 and $2.4 million in the fourth quarter of 2024. The fourth quarter of 2025 benefited from $16.8 million in discrete tax benefits, including $12.9 million from the expiration of a tax agreement from the 2019 acquisition of Scotiabank’s Puerto Rico and USVI operations, and $3.9 million from a release in valuation allowance of deferred tax assets at the holding company level. Excluding discrete benefits, 2025's estimated income tax rate was 21.8%.
Loans Held-for-Investment of $8.20 billion compared to $8.12 billion in the third quarter of 2025 and $7.79 billion in the fourth quarter of 2024. Loans held-for-investment in the fourth quarter of 2025 increased $83.8 million or 1.0% sequentially, reflecting increases in Puerto Rico commercial loans, partially offset by lower balances in auto and residential mortgage. Loans increased $409.1 million or 5.25% year-over-year, reflecting increases in commercial, consumer, and auto loans, partially offset by a decrease in residential mortgage loans.
New Loan Production of $605.6 million compared to $623.9 million in the third quarter of 2025 and $609.0 million in the fourth quarter of 2024. Compared to the third quarter of 2025, new loan production in the fourth quarter of 2025 reflected decreases in Puerto Rico and U.S. commercial and consumer lending, partially offset by increases in auto and residential mortgage lending. Year-over-year new loan production increased $265.3 million or 11.5% to a record $2.57 billion.
Total Investments of $2.84 billion compared to $2.94 billion in the third quarter of 2025 and $2.72 billion in the fourth quarter of 2024. Compared to the third quarter of 2025, total investments in the fourth quarter of 2025 reflected principal paydowns and maturities, partially offset by purchases of $25.0 million of mortgage-backed securities and residential mortgage securitizations of $21.1 million.
Customer Deposits of $9.92 billion compared to $9.82 billion in the third quarter of 2025 and $9.45 billion in the fourth quarter of 2024. Deposits increased $103.2 million or 1.1% sequentially and $474.0 million or 5.0% year over year, both periods reflecting higher demand, time and savings deposit balances.
Total Borrowings and Brokered Deposits of $897.3 million compared to $746.4 million in the third quarter of 2025 and $557.2 million in the fourth quarter of 2024. Compared to the third quarter of 2025, the fourth quarter of 2025 reflected increased brokered deposits, mainly for liquidity management.

Cash and Cash Equivalents of $1.04 billion compared to $740.3 million in the third quarter of 2025 and $591.1 million in the fourth quarter of 2024. Compared to the third quarter of 2025, the fourth quarter of 2025 reflected increased deposits.
Capital: CET1 ratio was 13.97% compared to 14.13% in the third quarter of 2025 and 14.26% in the fourth quarter of 2024. Tangible Common Equity ratio was 10.47% compared to 10.55% in the third quarter of 2025 and 10.13% in the fourth quarter of 2024. Tangible Book Value per share was $29.96 compared to $28.92 in the third quarter of 2025 and $25.43 in the fourth quarter of 2024.
Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Year Ended December 31,
	2025	2024	2023
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$780,936	$750,277	$648,880
Interest expense	172,469	161,837	88,010
Net interest income	608,467	588,440	560,870
Provision for credit losses	107,513	82,251	60,638
Net interest income after provision for credit losses	500,954	506,189	500,232
Non-interest income	122,976	123,249	128,381
Non-interest expenses	389,813	375,690	363,365
Income before taxes	234,117	253,748	265,248
Income tax expense	29,014	55,578	83,376
Net income available to common shareholders	$205,103	$198,170	$181,872
PER SHARE DATA:
EPS Basic	$4.60	$4.25	$3.85
EPS Diluted	$4.58	$4.23	$3.83
Average common shares outstanding	44,552	46,637	47,258
Average common shares outstanding and equivalents	44,760	46,902	47,552
Cash dividends declared per common share	$1.20	1.00	0.88
Cash dividends declared on common shares	$53,513	46,931	41,853
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.70%	1.75%	1.79%
Return on average tangible common stockholders’ equity (non-GAAP, see Table 18)	16.47%	17.17%	18.14%
Return on average common equity (ROE)	15.29%	15.78%	16.37%
Efficiency ratio	53.41%	52.94%	53.22%
Interest rate spread	5.12%	5.29%	5.71%
Interest rate margin	5.27%	5.43%	5.79%

	December 31,
	2025	2024	2023
YEAR-END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,843,141	$2,720,277	$2,686,770
Loans, net	8,014,246	7,633,831	7,401,618
Total investments and loans	$10,857,387	$10,354,108	$10,088,388
Deposits and borrowings
Deposits	$10,262,752	$9,604,786	$9,762,169
Securities sold under agreements to repurchase	100,714	75,222	—
Advances from FHLB and other borrowings	456,590	325,952	200,770
Total deposits and borrowings	$10,820,056	$10,005,960	$9,962,939
Stockholders’ equity
Common stock	59,885	59,885	59,885
Additional paid-in capital	642,973	639,786	638,667
Legal surplus	188,490	169,537	150,967
Retained earnings	904,630	771,993	639,324
Treasury stock, at cost	(389,067)	(296,991)	(228,350)
Accumulated other comprehensive loss	(16,906)	(89,839)	(67,013)
Total stockholders’ equity	$1,390,005	$1,254,371	$1,193,480
Per share data
Book value per common share	$32.13	$27.60	$25.36
Tangible book value per common share (non-GAAP, see Table 18)	$29.96	$25.43	$23.13
Market price	$40.98	$42.32	$37.48
Capital ratios
Leverage capital	10.71%	10.93%	11.03%
Common equity Tier 1 capital	13.97%	14.26%	14.12%
Tier 1 risk-based capital	13.97%	14.26%	14.12%
Total risk-based capital	15.24%	15.52%	15.37%
Financial assets managed
Trust assets managed	$2,490,272	$2,262,446	$2,511,880
Broker-dealer assets managed	2,612,508	2,246,884	2,446,281
Total assets managed	$5,102,780	$4,509,330	$4,958,161

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for 2025 and 2024.
TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Interest		Average rate		Average balance
	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD (Non-GAAP)
Interest-earning assets	$780,936	750,277	6.77%	6.93%	$11,542,913	$10,829,907
Tax equivalent adjustment	15,322	16,740	0.13%	0.15%	—	—
Interest-earning assets - tax- equivalent (1)	796,258	767,017	6.90%	7.08%	11,542,913	10,829,907
Interest-bearing liabilities	172,469	161,837	1.65%	1.64%	10,477,657	9,866,641
Tax equivalent net interest income / spread	623,789	605,180	5.25%	5.44%	1,065,256	963,266
Tax equivalent interest rate margin			5.38%	5.59%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	120,149	105,086	4.26%	4.06%	2,817,903	2,591,101
Interest bearing cash and money market investments	30,847	31,589	4.21%	5.16%	732,869	611,976
Total investments	150,996	136,675	4.25%	4.27%	3,550,772	3,203,077
Non-PCD loans
Mortgage loans	32,295	32,981	5.59%	5.67%	577,525	581,907
Commercial loans	232,796	232,884	7.26%	7.89%	3,205,113	2,941,763
Consumer loans	81,042	77,576	11.56%	11.55%	700,897	671,859
Auto loans	224,404	206,289	8.54%	8.53%	2,626,230	2,417,580
Total Non-PCD loans	570,537	549,730	8.02%	8.31%	7,109,765	6,613,109
PCD loans
Mortgage loans	49,986	55,199	6.29%	6.24%	794,214	884,621
Commercial loans	9,272	8,445	10.60%	6.62%	87,499	127,509
Consumer loans	97	77	18.51%	12.09%	526	637
Auto loans	48	151	35.17%	15.87%	137	954
Total PCD loans	59,403	63,872	6.73%	6.30%	882,376	1,013,721
Total loans (2)	629,940	613,602	7.88%	8.05%	7,992,141	7,626,830
Total interest-earning assets	$780,936	$750,277	6.77%	6.93%	$11,542,913	$10,829,907

	Interest		Average rate		Average balance
	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	61,263	78,362	1.91%	2.31%	3,206,076	3,399,476
Savings accounts	22,864	18,843	1.05%	0.93%	2,172,288	2,027,746
Time deposits	56,214	46,482	3.07%	2.93%	1,828,809	1,585,427
Total core deposits	140,341	143,687	1.95%	2.04%	7,207,173	7,012,649
Brokered deposits	8,633	2,065	4.12%	4.63%	209,487	44,555
	148,974	145,752	2.01%	2.07%	7,416,660	7,057,204
Non-interest bearing deposits	—	—	—%	—%	2,583,225	2,556,518
Fair value premium and core deposit intangible amortizations	3,773	4,528	—%	—%	—	—
Total deposits	152,747	150,280	1.53%	1.56%	9,999,885	9,613,722
Borrowings:
Securities sold under agreements to repurchase	2,767	542	4.13%	4.81%	66,941	11,270
Advances from FHLB and other borrowings	16,955	11,015	4.13%	4.56%	410,831	241,649
Total borrowings	19,722	11,557	4.13%	4.57%	477,772	252,919
Total interest-bearing liabilities	172,469	161,837	1.65%	1.64%	10,477,657	9,866,641
Net interest income / spread	$608,467	$588,440	5.12%	5.29%
Interest rate margin			5.27%	5.43%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,065,256	$963,266
Average interest-earning assets to average interest-bearing liabilities ratio					110.17%	109.76%
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

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$10,582	$4,481	$15,063
Interest-bearing cash and money market investments	5,633	(6,375)	(742)
Loans	30,995	(14,657)	16,338
Total interest income	47,210	(16,551)	30,659
Interest Expense:
NOW accounts	(1,791)	(15,308)	(17,099)
Savings accounts	1,797	2,224	4,021
Time deposits	8,612	1,120	9,732
Brokered deposits	6,820	(252)	6,568
Fair value premium and core deposit intangible amortizations	—	(755)	(755)
Securities sold under agreements to repurchase	2,226	(1)	2,225
Advances from FHLB and other borrowings	7,064	(1,124)	5,940
Total interest expense	24,728	(14,096)	10,632
Net Interest Income	$22,482	$(2,455)	$20,027
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
Comparison of the years ended December 31, 2025 and 2024
Net interest income of $608.5 million increased by $20.1 million from $588.4 million reflecting higher loans and investment securities income. This increase was partially offset by an increase in borrowings expense and the impact of one fewer day than the prior year, which reduced net interest income by $1.1 million. Tax equivalent basis net interest income of $623.8 million increased by $18.6 million, or 3.1%, from $605.2 million.
Interest rate spread decreased by 17 basis points to 5.12% from 5.29% and net interest margin decreased by 16 basis points to 5.27% from 5.43%. This reflects a decrease of 16 basis points in the total average yield of interest-earning assets.
Net interest income was positively impacted by:
•A $16.3 million increase in interest income from loans mainly driven by growth in average balances across multiple portfolios, including: (i) $18.0 million from auto loans mainly due to an increase of $207.8 million in the average balance; and (ii) $3.5 million from consumer loans mainly due to an increase of $28.9 million in the average balance. These increases were partially offset by lower interest income of: (i) $5.9 million from mortgage loans due to a reduction of $94.8 million in the average balance of this portfolio, mainly from the securitization and sale of conforming loans and regular paydowns, including the extinguishment of the PCD portfolio; and (ii) commercial loans of $0.7 million, reflecting the repricing of variable rate loans at lower market rates; and
•A $15.1 million increase in interest income from investment securities, primarily due to the acquisition of higher-yield investment securities in 2024 and 2025. These purchases contributed to higher average volume of $226.8 million, contributing $10.6 million to interest income, and higher yield by 20 basis points, which contributed to an increase in interest income of approximately $4.5 million.
These increases were partially offset by higher interest expense of $10.6 million, mainly from interest paid on borrowings of $8.2 million from FHLB advances and securities under agreements to repurchase taken in 2024 and 2025, and lower interest income on interest bearing cash and money market investments of $0.7 million, reflecting the impact of lower market rates.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2025	2024	Variance %
	(Dollars in thousands)
Banking service revenue	$64,443	$66,923	(3.7)%
Wealth management revenue	37,765	35,622	6.0%
Mortgage banking activities	19,133	18,636	2.7%
Total banking and financial service revenue	121,341	121,181	0.1%
Other non-interest income	1,635	2,068	(20.9)%
Total non-interest income	$122,976	$123,249	(0.2)%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains or losses on sales of assets.
Comparison of the years ended December 31, 2025 and 2024
OFG’s non-interest income of $123.0 million decreased by $0.2 million from $123.2 million. The decrease in non-interest income was mainly due to:
•A $2.5 million decrease in banking service revenues as a result of: (i) reduced interchange fees of $4.6 million reflecting the application of the Durbin Amendment to OFG in July 2024; and (ii) lower servicing and other loan fees of $704 thousand, mainly from commercial and auto loans, partially offset by an increase of $1.9 million in higher merchant business activity; and
•A $0.4 million decrease in other non-interest income reflecting losses of: (i) $6.1 million accelerated amortization of technology related assets, and (ii) $279 thousand impairment on equity securities, offset by gains of: (i) $3.9 million on the sale of non-performing loans, (ii) $1.9 million gains from investments of OFG Ventures in fintech-focused funds, and (iii) $1.1 million on the sale of a building.
Decrease was offset by
•A $2.1 million increase in wealth management revenue primarily reflecting higher revenues from: (i) broker-dealer fees of $1.3 million related to investment advisory service fees and mutual funds retailer fees, and (ii) insurance income by $873 thousand reflecting increases in annuities and premiums; and
•A $0.5 million increase in mortgage banking activities, mainly due to higher: (i) servicing fees of $2.6 million driven by the purchase of a servicing portfolio in August 2024, and (ii) gain on sale of loans and securitization of $1.4 million, which includes $676 thousand favorable market valuation for held-for-sale loans and $553 thousand higher gain on securitization and sales. These increases were partially offset by a $4.1 million unfavorable variance in the valuation of mortgage servicing rights.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2025	2024	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$162,426	$159,710	1.7%
Occupancy, equipment and infrastructure costs	59,781	59,123	1.1%
Electronic banking charges	47,077	42,816	10.0%
Information technology expenses	26,806	27,582	(2.8)%
Professional and service fees	23,705	18,876	25.6%
Taxes, other than payroll and income taxes	15,774	13,949	13.1%
Insurance	11,375	11,252	1.1%
Advertising, business promotion, and strategic initiatives	11,416	9,714	17.5%
Loan servicing and clearing expenses	9,145	7,935	15.2%
Communication	4,553	4,551	—%
Printing, postage, stationery and supplies	4,148	3,816	8.7%
Director and investor relations	1,354	1,250	8.3%
Foreclosed real estate and other repossessed assets expenses (income), net	1,026	3,012	65.9%
Other	11,227	12,104	(7.2)%
Total non-interest expenses	$389,813	$375,690	3.8%
Relevant ratios and data:
Efficiency ratio	53.41%	52.94%
Compensation and benefits to non-interest expense	41.67%	42.51%
Compensation to average total assets owned	1.35%	1.41%
Number of employees end of year	2,185	2,246
Average number of employees	2,214	2,235
Average compensation per employee (in thousands)	$73.36	$71.45
Average loans per average employee	$3,610	$3,412
Comparison of the years ended December 31, 2025 and 2024
Non-interest expense was $389.8 million, representing an increase of 3.8% or $14.1 million, compared to $375.7 million. The increase in non-interest expense was mainly due to:
•Increase of $4.8 million in professional and service fees mainly due to a $3.3 million performance-based advisory costs, as part of the cost-saving renegotiation of a technology services contract, and higher compliance-related expenses;
•Increase of $4.3 million in electronic banking charges mainly due to the recognition of a $2.3 million rebate recorded during the prior year and increased transaction volumes;
•Increase of $2.7 million in compensation and employee benefits as a result of higher salaries and benefits, including payroll taxes;
•Increase of $1.8 million in taxes, other than payroll and income taxes related to higher municipal taxes recorded during the year;
•Increase of $1.7 million in advertising, business promotion, and strategic initiatives driven by expanded retail, commercial banking and branding campaign efforts during 2025; and
•Increase of $1.2 million in loan servicing and clearing expenses related to higher servicing expenses from our commercial US loan portfolio.

The increase in non-interest expense was partially offset by a $2.0 million reduction in foreclosed real estate and other repossessed assets expenses (income), net. This reduction primarily reflects a $4.0 million increase in gains from the sale of other repossessed assets driven by higher volume of units sold and improved pricing, partially offset by $1.9 million lower gains on sales of foreclosed real estate due to lower volume of properties sold.
The efficiency ratio was 53.41% compared to 52.94%. Amounts presented as part of non-interest income that were excluded from the efficiency ratio computation for 2025 and 2024 amounted to $1.6 million and $2.1 million, respectively.
Comparison of the years ended December 31, 2025 and 2024
Provision for credit losses increased by $25.2 million to $107.5 million from $82.3 million. The provision for credit losses for the year ended December 31, 2025, reflected $69.9 million related to loan volume, $20.6 million in specific reserves and $18.5 million from economic and loss rate model assumptions adjustments.

The provision for credit losses for 2024 reflected a provision of $60.2 million related to growth in loan balance, $12.6 million from the loss rate model and $13.4 million related to commercial-specific loan reserves, including $8.6 million in the US commercial loan portfolio, which was offset by a $6.0 million release from the economic model. It also included a $5.7 million qualitative adjustment to account for uncertainty of recent increasing auto delinquency trends that the model does not fully capture, net of a $2.7 million reserve release mainly due to an improved U.S. macroeconomic perspective earlier in 2024.
Comparison of the years ended December 31, 2025 and 2024
Income tax expense decreased by $26.6 million to $29.0 million from $55.6 million. OFG’s ETR was 12.4% in 2025 compared to 21.9% in 2024. The decrease is primarily attributable to investments subject to preferential tax treatment under Puerto Rico law, the release of valuation allowance at the holding company level, a discrete benefit arising from the expiration of a tax closing agreement, and the purchase of tax credits at a discount, among other discrete tax benefits.
Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on net income. OFG’s methodology for allocating expenses for corporate services among segments is based on several factors such as revenue, employee headcount, occupied space, and dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for 2025 and 2024.

TABLE 4 - BUSINESS SEGMENTS
	Year Ended December 31, 2025
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$636,790	$21	$149,625	$786,436	$(5,500)	$780,936
Interest expense	(143,644)	—	(34,325)	(177,969)	5,500	(172,469)
Net interest income	493,146	21	115,300	608,467	—	608,467
Provision for credit losses	(107,453)	—	(60)	(107,513)	—	(107,513)
Non-interest income, net	82,204	38,825	1,947	122,976	—	122,976
Non-interest expense:
Compensation and employee benefits	(150,954)	(10,352)	(1,120)	(162,426)	—	(162,426)
Occupancy, equipment and infrastructure costs	(38,583)	(668)	(72)	(39,323)	—	(39,323)
Depreciation and amortization of premises and equipment	(20,388)	(50)	(20)	(20,458)	—	(20,458)
Electronic banking charges	(47,077)	—	—	(47,077)	—	(47,077)
Information technology expenses	(26,616)	(190)	—	(26,806)	—	(26,806)
Professional and service fees	(20,680)	(2,898)	(127)	(23,705)	—	(23,705)
Loan servicing and clearing expenses	(6,893)	(1,798)	(454)	(9,145)	—	(9,145)
Amortization of other intangible assets	(1,154)	—	—	(1,154)	—	(1,154)
Intersegment expenses	4,010	(2,311)	(1,699)	—	—	—
Other	(57,338)	(1,877)	(504)	(59,719)	—	(59,719)
Total non-interest expense	(365,673)	(20,144)	(3,996)	(389,813)	—	(389,813)
Income before income taxes	$102,224	$18,702	$113,191	$234,117	$—	$234,117
Income tax expense	(28,771)	(17)	(226)	(29,014)	—	(29,014)
Net income	$73,453	$18,685	$112,965	$205,103	$—	$205,103
Total assets	$10,042,544	$30,742	$3,771,871	$13,845,157	$(1,379,500)	$12,465,657

Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $283.9 million and $278.4 million at December 31, 2025 and 2024, respectively, which is used to fund Oriental Overseas operations, is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year was mainly as a result of higher interest rate.

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

Comparison of years ended December 31, 2025 and 2024
Banking
OFG’s banking segment net income before taxes decreased by $20.3 million from $122.6 million to $102.2 million, mainly due to:
•Increase of $25.0 million in provision for credit losses, mainly due to growth in loan balances, specific reserves and alignment of economic and loss rate model assumptions;
•Decrease of $4.5 million in non-interest income, related to reduced interchange fees due to the implementation of Durbin Amendment that took effect for the Bank in July 1, 2024; and
•Increase of $12.3 million in non-interest expenses, mainly due to increases of: (i) $4.3 million in electronic banking charges due to increased transaction volumes, (ii) $4.9 million in professional and service fees due to a performance based advisory costs as part of the renegotiation of a cost-saving technology services contract and higher compliance-related expenses, (iii) $1.8 million as a result of higher salaries and benefits, including payroll taxes, and (iv) $2.0 million reduction in foreclosed real estate and other repossessed assets expenses (income), net. This reduction primarily reflects a $4.0 million increase in gains from the sale of other repossessed assets driven by higher volume of units sold and improved pricing, partially offset by $1.9 million lower gains on sales of foreclosed real estate due to lower volume of properties sold.
The decrease in the banking segment’s net income was partially offset by:
•Increase of $16.3 million in interest income from loans, driven by higher loan balances; and
•Decrease of $4.0 million in interest expense primarily related to a decrease of 3 basis points in the average cost of core deposits.
Wealth Management
Net income before taxes from this segment increased from $17.9 million to $18.7 million, mainly from higher non-interest income of $2.3 million, mostly related to higher broker-dealer fees from investment advisory service fees and mutual funds retailer fees, higher insurance income from annuities and premiums, and an increase in trustee-only fees, partially offset by higher salaries and employee benefits of $0.8 million.
Treasury
Treasury segment net income before taxes decreased by $0.1 million from $113.3 million to $113.2 million. This reduction is mainly due to higher interest expense of $16.1 million, reflecting $8.2 million from interest paid on borrowings and $6.6 million from brokered deposits, primarily reflecting $400 million in new two-year FHLB advances and $183.9 million in additional brokered deposits to increase liquidity and fund strategic growth in commercial loans. This reduction was partially offset by higher: (i) interest income of $14.7 million from the purchases of higher-yield investment securities; and (ii) non-interest income of $1.9 million reflecting gains from investments of OFG Ventures in fintech-focused funds.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At December 31, 2025, OFG’s total assets amounted to $12.466 billion, an increase of $965.0 million, when compared to $11.501 billion at December 31, 2024.
Cash and due from banks increased by $451.6 million to $1.0 billion, reflecting higher deposits and new wholesale borrowings during 2025.
The investment portfolio increased by $122.9 million or 4.5% primarily driven by $526.7 million new available-for-sale mortgage-backed securities and US Treasury securities, $82.8 million in mortgage loan securitization and $87.5 million in favorable market value adjustments. These increases were offset by principal paydowns and maturities. OFG’s investment strategy focuses on liquidity and highly liquid securities, considering their investment and the current market environment.
OFG’s loan portfolio is comprised of Puerto Rico residential mortgage loans, consumer loans, auto loans, commercial loans secured by real estate, other commercial and industrial loans, and commercial US loans. At December 31, 2025, OFG’s net loan portfolio increased by $380.4 million or 5.0% reflecting increases in US and Puerto Rico commercial, auto and consumer loans, partially offset by mortgage securitization and portfolio run-off.
Financial Assets Managed
At December 31, 2025, OFG’s financial assets include those managed by OFG’s trust division and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of IRAs and manages retirement plans and custodian and corporate trust accounts. At December 31, 2025 and 2024, the total assets managed by OFG’s trust division amounted to $2.490 billion and $2.262 billion, respectively. The increase of $227.8 million reflects growth in the investments comprising the retirement plan assets, reflecting changes in current market conditions, as well as ongoing employee and employer contributions to the plans during the year. These increases were partially offset by distributions made to plan participants and administrative expenses incurred by the plans during 2025. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2025, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $2.613 billion, compared to $2.247 billion at December 31, 2024. The increase of $365.6 million in broker-dealer related assets is mainly due to new customers accounts opened during the year and changes in current market conditions.
Goodwill
OFG’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG completes its annual goodwill impairment test as of October 31 of each year. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. During 2025, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at December 31, 2025.
As of both December 31, 2025 and 2024, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $100 thousand to the wealth management segment. Please refer to “Note 10 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	December 31,		Variance %
	2025	2024
	(In thousands)
Investments:
FNMA and FHLMC certificates	$2,285,078	$2,205,039	3.6%
GNMA certificates	490,571	417,985	17.4%
US Treasury securities	1,651	1,150	43.6%
Equity securities	62,738	54,896	14.3%
CMOs issued by US government-sponsored agencies	2,579	5,639	(54.3)%
Other debt securities	501	35,550	(98.6)%
Trading securities	23	18	27.8%
Total investments	2,843,141	2,720,277	4.5%
Loans, net	8,014,246	7,633,831	5.0%
Total investments and loans	10,857,387	10,354,108	4.9%
Other assets:
Cash and due from banks	1,036,074	584,467	77.3%
Money market investments	4,261	6,670	(36.1)%
Foreclosed real estate	2,490	4,002	(37.8)%
Accrued interest receivable	71,110	71,667	(0.8)%
Deferred tax asset, net	104,359	6,248	1,570.3%
Premises and equipment, net	93,554	104,512	(10.5)%
Customers' liability on acceptances	22,442	31,526	(28.8)%
Servicing assets	66,333	70,435	(5.8)%
Goodwill	84,241	84,241	0.0%
Other intangible assets	9,854	14,782	(33.3)%
Operating lease right-of-use assets	21,261	19,197	10.8%
Other assets	92,291	148,879	(38.0)%
Total other assets	1,608,270	1,146,626	40.3%
Total assets	$12,465,657	$11,500,734	8.4%
Investment portfolio composition:
FNMA and FHLMC certificates	80.3%	81.1%
GNMA certificates	17.3%	15.4%
US Treasury securities	0.1%	0.0%
Equity securities	2.2%	2.0%
CMOs issued by US government-sponsored agencies	0.1%	0.2%
Other debt securities and trading securities	0.0%	1.3%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	December 31,		Variance %
	2025	2024
	(In thousands)
Loans held-for-investment:
Commercial loans	$3,490,169	$3,103,091	12.5%
Mortgage loans	1,390,346	1,470,817	(5.5)%
Consumer loans	683,548	668,561	2.2%
Auto loans	2,636,979	2,549,493	3.4%
	8,201,042	7,791,962	5.3%
Allowance for credit losses	(202,341)	(175,863)	15.1%
Total loans held-for-investment, net	7,998,701	7,616,099	5.0%
Mortgage loans held-for-sale	12,483	13,286	(6.0)%
Other loans held-for-sale	3,062	4,446	(31.1)%
Total loans held-for-sale	15,545	17,732	(12.3)%
Total loans, net	$8,014,246	$7,633,831	5.0%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $8.014 billion at December 31, 2025, a 5.0% increase when compared to $7.634 billion at December 31, 2024. The composition and trends of OFG’s loans held-for-investment portfolio were as follows:
•Commercial loan portfolio amounted to $3.490 billion (42.6% of the gross loan portfolio) compared to $3.103 billion (39.8% of the gross loan portfolio) at December 31, 2024, a 12.5% increase as a result of originations and credit lines usage during 2025. Commercial loans secured by non-owner occupied commercial real estate amounted to $774.1 million and $796.9 million at December 31, 2025 and 2024, respectively, which represented 9.4% of our total gross loan portfolio held-for-investment. Commercial US loans amounted to $830.0 million and $704.1 million at December 31, 2025 and 2024, respectively, which represented 10.1% and 9.0% of our total gross loan portfolio held-for-investment.
During 2025, OFG sold $20.5 million commercial loans held-for-sale and recognized a $2.7 million gain, included in other non-interest income in the consolidated statements of operations. Additionally, during 2025, OFG sold $21.1 million non-performing commercial loans held-for-investment and recognized a $1.4 million gain, included in other non-interest income in the consolidated statements of operations.
Commercial loan production increased 41.7% or $373.8 million to $1.269 billion in 2025 from $895.3 million in 2024, mainly in the commercial US loan portfolio. Commercial US loans activities include the purchase of middle market senior secured cash flow loan participations and the purchase of participations of loans to small and medium sized businesses. Excluding commercial US loans activities, commercial PR loan production increased by 13.0% to $835.6 million in 2025 from $739.6 million in 2024.

•Mortgage loan portfolio amounted to $1.390 billion (17.0% of the gross loan portfolio) compared to $1.471 billion (18.9% of the gross originated loan portfolio) at December 31, 2024, a 5.5% decrease resulting from securitization of conforming loans into mortgage-backed securities and regular paydowns. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $56.5 million and $48.6 million at December 31, 2025 and 2024, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
Mortgage loan production totaled $179.6 million in 2025, which represents an increase of 19.5% from $150.3 million in 2024.
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

•Consumer loan portfolio amounted to $683.5 million (8.3% of the gross loan portfolio) compared to $668.6 million (8.6% of the gross loan portfolio) at December 31, 2024. Consumer loan production decreased by 5.1% or $15.6 million to $288.8 million in 2025 from $304.5 million in 2024.
•Auto loans portfolio amounted to $2.637 billion (32.1% of the gross loan portfolio) compared to $2.549 billion (32.7% of the gross originated loan portfolio) at December 31, 2024. Auto loans production decreased by 12.76% or $122.1 million to $834.7 million in 2025 from $956.8 million in 2024.
The following table presents the loans held-for-investment portfolio as of December 31, 2025 by maturities and interest rates:

TABLE 7 - MATURITY DISTRIBUTION OF LOANS HELD FOR INVESTMENT
	Balance Outstanding at December 31, 2025	Maturities
		One Year or Less	After One to Five Years		After Five Years To 15 Years		After 15 Years
			Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
	(In thousands)
Non-PCD
Commercial loans	$3,416,280	$855,141	$1,142,132	$917,428	$318,672	$116,611	$50,409	$15,887
Mortgage loans	639,055	12,384	9,798	112	228,929	2,377	377,128	8,327
Consumer loans	683,246	57,457	348,448	—	245,441	—	31,900	—
Auto loans	2,636,890	51,861	1,416,199	—	1,168,830	—	—	—
Total	$7,375,471	$976,843	$2,916,577	$917,540	$1,961,872	$118,988	$459,437	$24,214
PCD
Commercial loans	$73,889	$48,166	$15,230	$468	$595	$9,351	$79	$—
Mortgage loans	751,291	586	10,440	169	435,437	1,500	293,876	9,283
Consumer loans	302	302	—	—	—	—	—	—
Auto loans	89	23	—	—	66	—	—	—
Total	$825,571	$49,077	$25,670	$637	$436,098	$10,851	$293,955	$9,283
Total loans	$8,201,042	$1,025,920	$2,942,247	$918,177	$2,397,970	$129,839	$753,392	$33,497

The following table includes the maturities of OFG’s lending exposure to the Puerto Rico government.
TABLE 8 - PUERTO RICO GOVERNMENT RELATED LOANS

December 31, 2025
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$77,296	$—	$12,298	$64,998
At December 31, 2025, OFG has $77.3 million of direct credit exposure to the Puerto Rico government, a $10.9 million increase from $66.4 million at December 31, 2024. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $1.676 billion at December 31, 2025.

Allowance for Credit Losses
OFG measures its ACL based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets. Tables 9 through 11 set forth an analysis of activity in the ACL and present selected credit loss statistics for and as of 2025 and 2024. In addition, Table 6 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this annual report on Form 10-K and “Note 6 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and ACL.
Non-performing Assets

OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 13 and 15). At December 31, 2025, OFG had $124.6 million of non-accrual loans held-for-investment, including $282 thousand PCD loans, compared to $78.0 million at December 31, 2024, mainly related to an increase of $45.8 million in commercial loan portfolio from $41.6 million at December 31, 2024. The increase was primarily driven by $48.3 million in Non-PCD commercial loans (see Table 14), mostly due to the move to non-accrual classification of a $45.0 million Puerto Rico telecommunications loan.

As of December 31, 2025, OFG had $3.1 million in non-accrual commercial US loans held-for-sale. There were no past due or non-accrual commercial loans held-for-sale as of December 31, 2024.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of December 31, 2025 and 2024, the outstanding balance of these residential mortgage loans was $5.5 million and $5.0 million, respectively.
At December 31, 2025, OFG’s non-performing assets increased by 45.3% to $136.0 million (1.09% total assets) from $93.6 million (0.81% of total assets) at December 31, 2024, related to the $45.0 million Puerto Rico telecommunications loan.
Foreclosed real estate decreased from $4.0 million at December 31, 2024 to $2.5 million at December 31, 2025 and other repossessed assets decreased from $6.6 million at December 31, 2024 to $3.5 million at December 31, 2025, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At December 31, 2025, the allowance coverage ratio to non-performing loans was 155.6% (211.9% at December 31, 2024).
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
The following items comprise non-performing loans held-for-investment, including non-PCD and PCDs:
Commercial loans - At December 31, 2025, OFG’s non-performing commercial loans amounted to $87.3 million (67.1% of OFG’s non-performing loans), a 110.1% increase from $41.6 million at December 31, 2024 (50.1% of OFG’s non-performing loans). Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any. The increase was primarily driven by the $45.0 million Puerto Rico telecommunications loans classified as non-accrual during 2025, even though it is not past due at December 31, 2025.

Mortgage loans - At December 31, 2025, OFG’s non-performing mortgage loans totaled $17.6 million (13.6% of OFG’s non-performing loans), a 2.7% increase from $17.2 million (20.7% of OFG’s non-performing loans) at December 31, 2024. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At December 31, 2025, OFG’s non-performing consumer loans amounted to $4.4 million (3.4% of OFG’s non-performing loans), a 4.1% increase from $4.2 million at December 31, 2024 (5.1% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.
Auto loans - At December 31, 2025, OFG’s non-performing auto loans amounted to $20.8 million (15.9% of OFG’s total non-performing loans), a 3.5% increase from $20.1 million at December 31, 2024 (24.1% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days and fully written-off when payments are delinquent 180 days.
OFG has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-Conforming Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing OFG’s losses on non-performing mortgage loans. The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, RHS, Puerto Rico Housing Finance Authority (“PRHFA”), conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (“MGIC”), conventional loans sold to FNMA and FHLMC, and conventional loans retained by OFG. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and deed in lieu of foreclosure. The Non-Conforming Mortgage Loan Program is for non-conforming mortgages, including balloon payment, interest-only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-conforming mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA, VA, FNMA, or FHLMC, as applicable, and performing loans not meeting secondary market guidelines processed pursuant OFG’s current credit and underwriting guidelines. OFG achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan. In order to apply for any of our loan modification programs, if the borrower is active in Chapter 13 bankruptcy, it must request an authorization from the bankruptcy trustee to allow the loan modification. Borrowers with discharged Chapter 7 bankruptcies may also apply. Loans in these programs are evaluated by designated credit underwriters for financial difficulty modification if OFG grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

TABLE 9 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	December 31,		Variance %
	2025	2024
	(In thousands)
ACL:
Non-PCD
Commercial loans	$65,943	$44,814	47.1%
Mortgage loans	6,358	6,395	(0.6)%
Consumer loans	33,466	31,818	5.2%
Auto loans	92,472	87,682	5.5%
Total ACL	$198,239	$170,709	16.1%

PCD
Commercial loans	$493	$622	(20.7)%
Mortgage loans	3,599	4,514	(20.3)%
Consumer loans	9	11	(18.2)%
Auto loans	1	7	(85.7)%
Total ACL	$4,102	$5,154	(20.4)%

ACL summary
Commercial loans	$66,436	$45,436	46.2%
Mortgage loans	9,957	$10,909	(8.7)%
Consumer loans	33,475	$31,829	5.2%
Auto loans	92,473	$87,689	5.5%
Total ACL	$202,341	$175,863	15.1%

ACL composition:
Commercial loans	32.8%	25.8%
Mortgage loans	4.9%	6.2%
Consumer loans	16.5%	18.1%
Auto loans	45.8%	49.9%
	100.0%	100.0%

ACL coverage ratio at end of period:
Commercial loans	1.90%	1.46%	30.1%
Mortgage loans	0.72%	0.74%	(2.7)%
Consumer loans	4.90%	4.76%	2.9%
Auto loans	3.51%	3.44%	2.0%
	2.47%	2.26%	9.3%

ACL coverage ratio to non-performing loans:
Commercial loans	76.1%	109.3%	(30.4)%
Mortgage loans	56.5%	63.5%	(11.0)%
Consumer loans	764.6%	756.6%	1.1%
Auto loans	445.7%	437.2%	1.9%
	155.6%	211.9%	(26.6)%

TABLE 10 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2025		2024
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
	(In thousands)		(In thousands)
Commercial loans	$66,436	42.6%	$45,436	39.8%
Mortgage loans	9,957	17.0%	10,909	18.9%
Consumer loans	33,475	8.3%	31,829	8.6%
Auto loans	92,473	32.1%	87,689	32.7%
Total	$202,341	100.0%	$175,863	100.0%
[1] Total loans in this table refers to total loans held-for-investment.
TABLE 11 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Year Ended December 31,
	2025	2024	Variance %
	(In thousands)
Balance at beginning of year	$175,863	$161,106	9.2%
Provision for credit losses	106,713	82,547	29.3%
Charge-offs	(118,794)	(104,430)	13.8%
Recoveries	38,559	36,640	5.2%
Balance at end of year	$202,341	$175,863	15.1%

TABLE 12 — NET CREDIT LOSSES STATISTICS ON LOANS

	Year Ended December 31,
	2025	2024	Variance %
	(In thousands)
Non-PCD:
Mortgage loans
Charge-offs	$(34)	$(126)	(73.0)%
Recoveries	1,193	1,069	11.6%
Total	1,159	943	22.9%
Commercial PR
Charge-offs	(7,843)	(4,579)	71.3%
Recoveries	2,437	1,999	21.9%
Total	(5,406)	(2,580)	109.5%
Commercial US
Charge-offs	(6,620)	(3,638)	82.0%
Recoveries	44	69	(36.2)%
Total	(6,576)	(3,569)	84.3%
Consumer loans
Charge-offs	(31,949)	(33,266)	(4.0)%
Recoveries	3,433	4,166	(17.6)%
Total	(28,516)	(29,100)	(2.0)%
Auto loans
Charge-offs	(68,807)	(61,651)	11.6%
Recoveries	29,422	26,334	11.7%
Total	(39,385)	(35,317)	11.5%
PCD:
Mortgage loans
Charge-offs	$(59)	$(178)	(66.9)%
Recoveries	952	1,326	(28.2)%
Total	893	1,148	(22.2)%
Commercial PR
Charge-offs	(3,459)	(967)	257.7%
Recoveries	940	1,411	(33.4)%
Total	(2,519)	444	(667.3)%
Consumer loans
Charge-offs	(1)	—	100.0%
Recoveries	33	62	(46.8)%
Total	32	62	(48.4)%
Auto loans
Charge-offs	(22)	(25)	(12.0)%
Recoveries	105	204	(48.5)%
Total	83	179	(53.6)%

Total charge-offs	(118,794)	(104,430)	13.8%
Total recoveries	38,559	36,640	5.2%
Net credit losses	$(80,235)	$(67,790)	18.4%

TABLE 12 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Year Ended December 31,
	2025	2024	Variance %
	(Dollars in thousands)
Net credit losses (recoveries) to average loans outstanding:
Mortgage loans	(0.15)%	(0.14)%	7.1%
Commercial PR	0.32%	0.09%	255.6%
Commercial US	0.83%	0.52%	59.6%
Consumer loans	4.06%	4.32%	(6.0)%
Auto loans	1.50%	1.45%	3.4%
Total	1.00%	0.89%	12.4%
Recoveries to charge-offs	32.46%	35.09%	(7.5)%
Average Loans Held-for-Investment
Mortgage loans	$1,371,739	$1,466,528	(6.5)%
Commercial PR	2,497,877	2,364,263	5.7%
Commercial US	794,735	705,009	12.7%
Consumer loans	701,423	672,496	4.3%
Auto loans	2,626,367	2,418,534	8.6%
Total	$7,992,141	$7,626,830	4.8%
Net charge-offs for 2025 amounted to $80.2 million (1.00% of average loans), increasing by $12.4 million, when compared to $67.8 million (0.89% of average loans) in the prior year period.
Net charge-offs variances were as follows:
•Residential mortgage loans net recoveries for 2025 remained constant at $2.1 million, when compared to prior year.
•Commercial loans net charge-offs for 2025 amounted to $14.5 million, increasing by $8.8 million, when compared to $5.7 million in the prior year. Net charge-offs for 2025 included $6.1 million charge-offs, of which $3.1 million had been previously reserved, and $1.3 million recoveries related to the sale of non-performing commercial loans. Net charge-offs for 2025, also included $6.6 million from commercial US loans, compared to $3.6 million in 2024. The net charge-offs for 2024 included $3.5 million from previously and fully-reserved nonperforming paycheck protection program (“PPP”) loans.
•Consumer loans net charge-offs for 2025 amounted $28.5 million, decreasing by $554 thousand, when compared to net charge-offs of $29.0 million in the prior year.

•Auto loans net charge-offs for 2025 amounted to $39.3 million, increasing by $4.2 million, when compared to net charge-offs of $35.1 million in the prior year, mainly as a result of higher loan volume.

TABLE 13 — NON-PERFORMING ASSETS

	December 31,		Variance %
	2025	2024
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$124,300	$75,098	65.5%
Accruing loans	5,481	5,005	9.5%
Total	$129,781	$80,103	62.0%
PCD	282	2,880	(90.2)%
Total non-performing loans	$130,063	$82,983	56.7%
Foreclosed real estate	2,490	4,002	(37.8)%
Other repossessed assets	3,457	6,595	(47.6)%
	$136,010	$93,580	45.3%
Non-performing assets to total assets	1.09%	0.81%	34.6%
Non-performing assets to total capital	9.78%	7.46%	31.1%

TABLE 14 — NON-ACCRUAL LOANS

	December 31,		Variance %
	2025	2024
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial loans	$87,253	$38,913	124.2%
Mortgage loans	11,919	11,923	—%
Consumer loans	4,378	4,207	4.1%
Auto loans	20,750	20,055	3.5%
Total	$124,300	$75,098	65.5%
PCD
Commercial loans	$55	$2,641	(97.9)%
Mortgage loans	227	239	(5.0)%
Total	$282	$2,880	(90.2)%
Total non-accrual loans	$124,582	$77,978	59.8%
Non-accruals loans composition percentages:
Commercial loans	70.1%	53.3%
Mortgage loans	9.7%	15.6%
Consumer loans	3.5%	5.4%
Auto loans	16.7%	25.7%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.52%	1.00%	52.0%
Allowance for credit losses to non-accrual loans	162.42%	225.53%	(28.0)%

	Year Ended December 31,
	2025	2024
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$823	$1,220

TABLE 15 - NON-PERFORMING LOANS

	December 31,		Variance %
	2025	2024
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial loans	$87,253	$38,913	124.2%
Mortgage loans	17,400	16,928	2.8%
Consumer loans	4,378	4,207	4.1%
Auto loans	20,750	20,055	3.5%
Total	$129,781	$80,103	62.0%
PCD
Commercial loans	$55	$2,641	(97.9)%
Mortgage loans	227	239	(5.0)%
Total	$282	$2,880	(90.2)%
Total non-performing loans	$130,063	$82,983	56.7%
Non-performing loans composition percentages:
Commercial loans	67.1%	50.1%
Mortgage loans	13.6%	20.7%
Consumer loans	3.4%	5.1%
Auto loans	15.9%	24.1%
	100.0%	100.0%
Non-performing loans to:
Total loans held-for-investment gross	1.59%	1.06%	50.0%
Total assets	1.04%	0.72%	44.4%
Total capital	9.36%	6.62%	41.4%
Non-performing loans with partial charge-offs to:
Total loans held-for-investment gross	0.19%	0.20%	(5.0)%
Non-performing loans	11.95%	18.41%	(35.1)%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	109.85%	109.79%	0.1%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	176.69%	259.75%	(32.0)%

TABLE 16 - LIABILITIES SUMMARY AND COMPOSITION

	December 31,		Variance %
	2025	2024
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,626,768	$2,493,859	5.3%
NOW accounts	3,173,142	3,133,467	1.3%
Savings accounts	2,259,973	2,064,909	9.4%
Time deposits	2,197,358	1,909,324	15.1%
Total deposits	10,257,241	9,601,559	6.8%
Accrued interest payable	5,511	3,227	70.8%
Total deposits and accrued interest payable	10,262,752	9,604,786	6.9%
Borrowings:
Securities sold under agreements to repurchase	100,714	75,222	33.9%
Advances from FHLB	456,581	325,952	40.1%
Other borrowings	9	—	100.0%
Total borrowings	557,304	401,174	38.90%
Total deposits and borrowings	10,820,056	10,005,960	8.1%
Other liabilities:
Acceptances executed and outstanding	22,442	31,526	(28.8)%
Operating lease liabilities	23,157	21,388	8.3%
Deferred tax liabilities, net	—	40,718	(100.0)%
Accrued expenses and other liabilities	209,997	146,771	43.1%
Total liabilities	$11,075,652	$10,246,363	8.1%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	25.6%	26.0%
NOW accounts	31.0%	32.6%
Savings accounts	22.0%	21.5%
Time deposits	21.4%	19.9%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	18.1%	18.8%
Advances from FHLB	81.9%	81.2%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$100,000	$75,000
Daily average outstanding balance	$66,941	$75,000
Maximum outstanding balance at any month-end	$127,344	$75,000

Liabilities and Funding Sources
As shown in Table 16 above, at December 31, 2025, OFG’s total liabilities were $11.076 billion, 8.1% higher than the $10.246 billion reported at December 31, 2024. Deposits and borrowings, OFG’s funding sources, amounted to $10.820 billion at December 31, 2025 compared to $10.006 billion at December 31, 2024. Deposits, excluding accrued interest payable, increased by $655.7 million or 6.8% reflecting increases in time deposits of $288.0 million, savings and money market accounts of $195.1 million and demand deposits of $172.6 million.
At December 31, 2025 and 2024, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.676 billion and $1.445 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.691 billion and $1.507 billion at December 31, 2025 and 2024, respectively.
As of December 31, 2025, borrowings amounted to $456.6 million, consisting of short and long-term FHLB advances and short-term repurchase agreements. This represents an increase of $156.1 million or 38.9% from December 31, 2024, driven by: (i) new two-year FHLB advances amounting to $400.0 million at a weighted interest rate of 4.13% taken during 2025 to increase liquidity and fund strategic growth in commercial loans; and (ii) new short-term repurchase agreements amounting to $100 million at 3.62% taken during the third quarter of 2025, offset by the maturity of $75 million in similar agreements.
Stockholders’ Equity
At December 31, 2025, OFG’s total stockholders’ equity was $1.390 billion, a 10.8% increase when compared to $1.254 billion at December 31, 2024. This reflects an increase in retained earnings of $132.6 million, mainly due to $205.1 million in net income, partially offset by $53.5 million in dividends declared on common stock and legal surplus of $19.0 million, and lower accumulated other comprehensive loss, net of tax, of $72.9 million from favorable market value adjustments in available-for-sale investment securities. These variances were partially offset by $92.1 million from higher treasury stock as a result of repurchases of common stock in the aggregate amount of $91.6 million during 2025 in connection with the approved stock repurchase programs for such period.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG and the Bank are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of December 31, 2025, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
The risk-based capital ratios presented in Table 16 include CET1, tier 1 capital, total capital and leverage capital as of December 31, 2025 and 2024, and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets. The following are OFG’s consolidated capital, dividends, and stock data, including capital ratios under the Basel III capital rules at December 31, 2025 and 2024:

TABLE 17 — CAPITAL, DIVIDENDS AND STOCK DATA

	December 31,		Variance
	2025	2024	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,390,005	$1,254,371	10.8%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	13.97%	14.26%	(2.0)%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	—%
Actual common equity tier 1 capital	$1,318,633	1,256,906	4.9%
Minimum common equity tier 1 capital required	$424,620	396,559	7.1%
Minimum capital conservation buffer required (2.5%)	$235,900	220,311	7.1%
Excess over regulatory requirement	$658,113	640,036	2.8%
Risk-weighted assets	$9,436,010	8,812,422	7.1%
Tier 1 risk-based capital ratio	13.97%	14.26%	(2.0)%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	—%
Actual tier 1 risk-based capital	$1,318,633	$1,256,906	4.9%
Minimum tier 1 risk-based capital required	$566,161	$528,745	7.1%
Minimum capital conservation buffer required (2.5%)	$235,900	220,311	7.1%
Excess over regulatory requirement	$516,572	$507,850	1.7%
Risk-weighted assets	$9,436,010	$8,812,422	7.1%
Total risk-based capital ratio	15.24%	15.52%	(1.8)%
Minimum total risk-based capital ratio required	8.00%	8.00%	—%
Actual total risk-based capital	$1,437,596	$1,367,692	5.1%
Minimum total risk-based capital required	$754,881	$704,994	7.1%
Minimum capital conservation buffer required (2.5%)	$235,900	220,311	7.1%
Excess over regulatory requirement	$446,815	$442,387	1.0%
Risk-weighted assets	$9,436,010	$8,812,422	7.1%
Leverage capital ratio	10.71%	10.93%	(2.0)%
Minimum leverage capital ratio required	4.00%	4.00%	—%
Actual tier 1 capital	$1,318,633	$1,256,906	4.9%
Minimum tier 1 capital required	$492,568	$460,138	7.0%
Excess over regulatory requirement	$826,065	$796,768	3.7%
Tangible common equity to total assets	10.40%	10.05%	3.5%
Tangible common equity to risk-weighted assets	13.73%	13.11%	4.7%
Total equity to total assets	11.15%	10.91%	2.2%
Total equity to risk-weighted assets	14.73%	14.23%	3.5%
Stock data:
Outstanding common shares	43,257,167	45,440,269	(4.8)%
Book value per common share	$32.13	$27.60	16.4%
Tangible book value per common share	$29.96	$25.43	17.8%
Market price at end of year	$40.98	$42.32	(3.2)%
Market capitalization at end of year	$1,772,679	$1,923,032	(7.8)%

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	December 31,		Variance
	2025	2024	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,318,633	$1,256,906	4.9%
Tier 1 capital	1,318,633	1,256,906	4.9%
Additional Tier 2 capital	118,963	110,786	7.4%
Total risk-based capital	$1,437,596	$1,367,692	5.1%
Risk-weighted assets:
Balance sheet items	$8,798,325	$8,215,743	7.1%
Off-balance sheet items	637,685	596,679	6.9%
Total risk-weighted assets	$9,436,010	$8,812,422	7.1%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	13.97%	14.26%	(2.0)%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	13.97%	14.26%	(2.0)%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.24%	15.52%	(1.8)%
Leverage ratio (minimum required - 4%)	10.71%	10.93%	(2.0)%
From December 31, 2024 to December 31, 2025, the leverage capital ratio decreased from 10.93% to 10.71%, the tier 1 risk-based and common equity tier 1 capital ratios decreased from 14.26% to 13.97%, and the total risk-based capital ratio decreased from 15.52% to 15.24%. The decreases in regulatory capital ratios reflected an increase in risk-weighted assets of $623.6 million, partially offset by an increase in regulatory capital of $69.9 million. Risk-weighted assets increased mainly from higher loans, as a result of originations, and an increase in deferred tax assets, due to the expiration of a tax agreement from the 2019 acquisition of Scotiabank’s Puerto Rico and USVI operations. Regulatory capital increased mainly due to net income, partially offset by dividends and treasury stock repurchases.

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2025 and 2024:

	December 31,		Variance
	2025	2024	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.44%	13.60%	(1.2)%
Actual common equity tier 1 capital	$1,260,530	$1,191,547	5.8%
Minimum capital requirement (4.5%)	$422,175	$394,192	7.1%
Minimum capital conservation buffer requirement (2.5%)	$234,542	$218,995	7.1%
Minimum to be well capitalized (6.5%)	$609,808	$569,388	7.1%
Tier 1 Capital to Risk-Weighted Assets	13.44%	13.60%	(1.2)%
Actual tier 1 risk-based capital	$1,260,530	$1,191,547	5.8%
Minimum capital requirement (6%)	$562,900	$525,589	7.1%
Minimum capital conservation buffer requirement (2.5%)	$234,542	$218,995	7.1%
Minimum to be well capitalized (8%)	$750,533	$700,786	7.1%
Total Capital to Risk-Weighted Assets	14.70%	14.86%	(1.1)%
Actual total risk-based capital	$1,378,822	$1,301,684	5.9%
Minimum capital requirement (8%)	$750,533	$700,786	7.1%
Minimum capital conservation buffer requirement (2.5%)	$234,542	$218,995	7.1%
Minimum to be well capitalized (10%)	$938,167	$875,982	7.1%
Total Tier 1 Capital to Average Total Assets	10.31%	10.45%	(1.3)%
Actual tier 1 capital	$1,260,530	$1,191,547	5.8%
Minimum capital requirement (4%)	$489,159	$456,144	7.2%
Minimum to be well capitalized (5%)	$611,449	$570,179	7.2%
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

TABLE 18 — RECONCILIATION OF TANGIBLE COMMON EQUITY AND TANGIBLE ASSETS
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,390,005	$1,254,371
Goodwill	(84,241)	(84,241)
Other intangible assets	(9,855)	(14,782)
Total tangible common equity (non-GAAP)	$1,295,909	$1,155,348
Total assets	$12,465,657	11,500,734
Goodwill	(84,241)	(84,241)
Core deposit intangible	(7,547)	(11,320)
Customer relationship intangible	(2,308)	(3,462)
Total tangible assets (non-GAAP)	$12,371,561	$11,401,711
Tangible common equity to tangible assets (non-GAAP)	10.47%	10.13%
Common shares outstanding at end of year	43,257,167	45,440,269
Tangible book value per common share (non-GAAP)	$29.96	$25.43

Average stockholders’ equity	$1,341,568	$1,255,872
Average intangible assets	(96,362)	(101,764)
Average tangible common equity (non-GAAP)	$1,245,206	$1,154,108
Average return on tangible common equity (Non-GAAP)	16.47%	17.17%
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
Tangible common equity to tangible total assets increased from 10.13% to 10.47%, reflecting an increase in retained earnings from net income, net of dividends and stock repurchases.
OFG’s common stock is traded on the NYSE under the symbol “OFG”. At December 31, 2025 and 2024, OFG’s market capitalization for its outstanding common stock was $1.773 billion ($40.98 per share) and $1.923 billion ($42.32 per share), respectively. The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2025
December 31, 2025	$43.38	$38.21	$0.30
September 30, 2025	$45.47	$41.72	$0.30
June 30, 2025	$43.28	$34.78	$0.30
March 31, 2025	$44.74	$38.85	$0.30
2024
December 31, 2024	$46.72	$38.97	$0.25
September 30, 2024	$46.84	$36.77	$0.25
June 30, 2024	$38.16	$33.37	$0.25
March 31, 2024	$38.51	$34.78	$0.25
2023
December 31, 2023	$38.29	$28.67	$0.22
September 30, 2023	$33.82	$26.14	$0.22
June 30, 2023	$27.80	$22.80	$0.22
March 31, 2023	$30.42	$24.37	$0.22
In April 2025, the Board approved a new $100 million stock repurchase program in addition to the $50 million stock repurchase program approved in October 2024. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
OFG did not repurchase any shares of its common stock during 2025 and 2024, other than through its publicly announced stock repurchase programs.
At December 31, 2025, the estimated remaining number of shares that may be purchased under the Existing Repurchase Programs is 929,244 and was calculated by dividing the remaining balance of $38.1 million by $40.98 (closing price of OFG’s common stock at December 31, 2025).

	December 31,		Variance
	2025	2024	%
	(Dollars in thousands)
Common dividend data:
Cash dividends declared	$53,513	$46,931	14.0%
Cash dividends declared per share	$1.20	$1.00	20.0%
Payout ratio	26.20%	23.64%	10.8%
Dividend yield	2.93%	2.36%	24.2%
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Background
OFG’s risk management policies are established by its Board and implemented by management through the adoption of a risk management program, which is overseen and monitored by the Chief Risk Officer, the Board’s Risk and Compliance Committee, the executive Risk and Compliance Team, the executive Credit Risk Team, and the executive Asset/Liability Team (“ALT”). OFG has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.
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
Interest Rate Risk

Interest rate risk is the exposure to decline in earnings or capital due to changes in interest rates. Interest rate risk results primarily from our traditional banking activities of gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences, affect the difference between the interest that we earn on assets and the interest that we pay on liabilities and the level of our noninterest-bearing funding sources. Due to the repricing term mismatches and embedded options inherent in certain of these products, changes in market interest rates not only affect expected near-term earnings, but also the economic values of these assets and liabilities. To actively monitor the interest rate risk, the Board created ALT whose principal responsibilities consist of overseeing the management of the Bank’s assets and liabilities to balance its risk exposures. In executing its responsibilities, ALT considers different methods to enhance profitability while maintaining acceptable levels of interest rate risks by implementing investment, pricing and financial strategies that help manage OFG’s vulnerability to changes in interest rates.
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
OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. The following table presents the results of the simulations for the most likely scenarios at December 31, 2025. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$7,585	1.23%	$3,543	0.58%
+ 100 Basis points	$15,266	2.48%	$7,226	1.17%
+ 200 Basis points	$30,538	4.96%	$14,653	2.38%
- 50 Basis points	$(7,056)	(1.15)%	$(3,267)	(0.53)%
'- 100 Basis points	$(14,320)	(2.32)%	$(6,476)	(1.05)%
'- 200 Basis points	$(30,353)	(4.93)%	$(14,156)	(2.30)%
The scenarios above are both instantaneous shocks and gradual interest rate ramps that assume balance sheet management will mirror the base case. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities will perform as anticipated. Additionally, a change in the US Treasury rates in the designated amounts accompanied by a change in the shape of the US Treasury yield curve would cause significantly different changes to net interest income than indicated above. OFG’s strategic management of the balance sheet would be adjusted to accommodate these movements. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag changes in market rates and therefore the ability of many borrowers to service their debts may decrease in the event of an interest rate increase. ALT strategies consider all these factors as part of the monitoring of the exposure to interest rate risk.

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
Credit risk is one of our most significant risks. Our processes for managing credit risk are designed to be embedded in our risk culture and in our decision-making processes using a systematic approach whereby credit risks and related exposures are identified and assessed, managed through specific policies and processes, measured and evaluated against our risk appetite and credit concentration limits, and reported, along with proactive collection and specific mitigation practices, to management and the Board through our governance structure. We believe that our comprehensive credit policy establishes sound underwriting standards by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations.
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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held-for-investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held-for-investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an isolated inflow of liquidity resulting in a total of $1.676 billion and $1.445 billion deposits from the Puerto Rico government and its instrumentalities as of December 31, 2025 and 2024, respectively. Deposit volumes as well as the customer deposit base, including Puerto Rico government deposits, have increased. Nevertheless, $500 million from the Puerto Rico government client moved to our wealth management business as an advisory account in January 2026 and the remaining $638 million will reprice on May 15, 2026. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources, such as repurchase agreements and brokered deposits. At December 31, 2025, OFG had $340.0 million brokered deposits and $100.0 million repurchase agreements. At December 31, 2024, OFG had $156.1 million brokered deposits and $75.0 million repurchase agreements.
In the ordinary course of OFG’s operations, it has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels.
Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.377 billion at December 31, 2025 ($183.0 million with maturity of one year or less and $1.194 billion with maturity over one year) compared to $1.360 billion at December 31, 2024 ($157.3 million with maturity of one year or less and $1.203 billion with maturity over one year) as a result of commercial lines of credit originations. Standby letters of credit provided to customers amounted to $26.1 million and $25.3 million, respectively, at December 31, 2025 and 2024. Loans sold with recourse at December 31, 2025 and 2024 amounted to $83.0 million and $90.5 million, respectively.
In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government-sponsored entity (FNMA). At December 31, 2025, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $5.0 million (December 31, 2024 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds.
At December 31, 2025 and 2024, OFG maintained other non-credit commitments amounting to $17.8 million and $14.6 million, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are integrated at our long-term financial plan and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At December 31, 2025 and 2024, OFG had commitments for capital expenditures in technology amounting to $1.6 million and $1.0 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.

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
As of December 31, 2025, OFG had approximately $1.040 billion in unrestricted cash and cash equivalents, $1.056 billion in investment securities that are not pledged as collateral, $351.1 million in borrowing capacity at the FHLB and a secured line of credit through the FRB discount window with $3.077 billion in loans pledged (borrowing capacity $2.286 billion).
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
FINANCIAL STATEMENTS INDEX

OFG Bancorp
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and stockholders of OFG Bancorp:
The management of OFG Bancorp (“OFG”) is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and for the assessment of internal control over financial reporting. OFG’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of OFG’s internal control over financial reporting as of December 31, 2025. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).
Based on its assessment, management has concluded that OFG maintained effective internal control over financial reporting as of December 31, 2025 based on the COSO Criteria.
The effectiveness of OFG’s internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, OFG’s independent registered public accounting firm, as stated in their report dated February 25, 2026.

By:	/s/ José Rafael Fernández	By:	/s/ Maritza Arizmendi
José Rafael Fernández		Maritza Arizmendi
President and Chief Executive Officer		Chief Financial Officer
Date: February 25, 2026		Date: February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFG Bancorp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of OFG Bancorp, and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) for loans was $202 million as of December 31, 2025, which includes loans evaluated on a collective basis when they share similar risk characteristics (the December 31, 2025 collective ACL). The Company uses a discounted cash flow (DCF) method to measure credit losses on most of the Non-Purchased Credit Deteriorated (Non- PCD) portfolios and undiscounted cash flow (UDCF) method for Purchased Credit Deteriorated (PCD) portfolios. The Company estimated the collective ACL using probability of default (PD), loss given default (LGD), and exposure at default (EAD). The PD and LGD incorporate consideration of economic forecast scenarios and macroeconomic assumptions based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis to the historical information for the remainder of the contractual term adjusted for prepayments. The Company estimates the EAD using prepayment models which projects prepayments over the life of the loans. Qualitative adjustments are made to the collective ACL to consider factors for asset-specific risk characteristics to the extent they do not exist in the historical information that has not been accounted for and are expected to impact the amount of future losses.
We identified the assessment of the December 31, 2025, collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment of the collective ACL methodology encompassed the evaluation of the methods and models used to estimate the PD, LGD, EAD, and their significant assumptions, including the selection of macroeconomic forecast scenarios and the weighting of the scenarios, the reasonable and supportable forecast periods. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and EAD. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the December 31, 2025, collective ACL estimates, including controls over the:

•development of the December 31, 2025, the collective ACL methodology, including of the DCF and UDCF methods
•continued use and appropriateness of PD, LGD, and EAD models
•performance monitoring of the PD, LGD, and EAD models
•identification and determination of the significant assumptions used in the PD, LGD, and EAD models
•analysis of the December 31, 2025, collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the December 31, 2025, collective ACL estimates by testing the selection of the method, certain sources of relevant data, assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. We also evaluated the reasonable and supportable forecast periods by comparing it to specific portfolio risk characteristics and trends. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the December 31, 2025, collective ACL methodology of the Company for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD, LGD, and EAD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD, LGD, and EAD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of macroeconomic forecast scenarios and weighting of the scenarios by comparing it to the Company’s business environment and relevant industry practices

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2025, collective ACL estimates by evaluating the:

•cumulative result of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 2005.

San Juan, Puerto Rico
February 25, 2026

Stamp No. DLLP21-403 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the records copy of this report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OFG Bancorp:
Opinion on Internal Control Over Financial Reporting

We have audited OFG Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements, and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2026

Stamp No. DLLP21-402 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

OFG BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2025 AND 2024

	December 31,
	2025	2024
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$1,036,074	$584,467
Money market investments	4,261	6,670
Total cash and cash equivalents	1,040,335	591,137
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2024 - $163)	23	18
Investment securities available-for-sale, at fair value, with amortized cost of $2,529,325 (December 31, 2024 - $2,444,135); no allowance for credit losses	2,510,882	2,338,205
Investment securities held-to-maturity, at amortized cost, with fair value of $225,065 (December 31, 2024 - $267,174); no allowance for credit losses	269,498	327,158
Equity securities	62,738	54,896
Total investments	2,843,141	2,720,277
Loans:
Loans held-for-sale, at lower of cost or fair value	15,545	17,732
Loans held-for-investment, net of allowance for credit losses of $202,341 (December 31, 2024 - $175,863)	7,998,701	7,616,099
Total loans	8,014,246	7,633,831
Other assets:
Foreclosed real estate	2,490	4,002
Accrued interest receivable	71,110	71,667
Deferred tax assets, net	104,359	6,248
Premises and equipment, net	93,554	104,512
Customers' liability on acceptances	22,442	31,526
Servicing assets	66,333	70,435
Goodwill	84,241	84,241
Other intangible assets	9,854	14,782
Operating lease right-of-use assets	21,261	19,197
Other assets	92,291	148,879
Total assets	$12,465,657	$11,500,734
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2025 AND 2024 (CONTINUED)

	December 31,
	2025	2024
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,799,985	$5,627,406
Savings accounts	2,259,980	2,064,916
Time deposits	2,202,787	1,912,464
Total deposits	10,262,752	9,604,786
Borrowings:
Securities sold under agreements to repurchase	100,714	75,222
Advances from the FHLB	456,581	325,952
Other borrowings	9	—
Total borrowings	557,304	401,174
Other liabilities:
Acceptances executed and outstanding	22,442	31,526
Operating lease liabilities	23,157	21,388
Deferred tax liabilities, net	—	40,718
Accrued expenses and other liabilities	209,997	146,771
Total liabilities	11,075,652	10,246,363
Commitments and contingencies (See Note 24)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 43,257,167 shares outstanding (December 31, 2024 - 59,885,234 shares issued; 45,440,269 shares outstanding)	59,885	59,885
Additional paid-in capital	642,973	639,786
Legal surplus	188,490	169,537
Retained earnings	904,630	771,993
Treasury stock, at cost, 16,628,067 shares (December 31, 2024 - 14,444,965 shares)	(389,067)	(296,991)
Accumulated other comprehensive loss, net of tax of $1,537 (December 31, 2024 - $16,091)	(16,906)	(89,839)
Total stockholders’ equity	1,390,005	1,254,371
Total liabilities and stockholders’ equity	$12,465,657	$11,500,734
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Interest income:
Loans	$629,940	$613,602	$554,744
Mortgage-backed securities	115,990	91,776	50,359
Investment securities and other	35,006	44,899	43,777
Total interest income	780,936	750,277	648,880
Interest expense:
Deposits	152,747	150,280	75,965
Securities sold under agreements to repurchase	2,767	542	3,306
Advances from FHLB and other borrowings	16,955	11,015	8,739
Total interest expense	172,469	161,837	88,010
Net interest income	608,467	588,440	560,870
Provision for credit losses	107,513	82,251	60,638
Net interest income after provision for credit losses	500,954	506,189	500,232
Non-interest income:
Banking service revenue	64,443	66,923	70,078
Wealth management revenue	37,765	35,622	32,990
Mortgage banking activities	19,133	18,636	18,787
Total banking and financial service revenues	121,341	121,181	121,855
Other non-interest income	1,635	2,068	6,526
Total non-interest income	122,976	123,249	128,381
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023 (CONTINUED)

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	162,426	159,710	155,827
Occupancy, equipment and infrastructure costs	59,781	59,123	59,235
Electronic banking charges	47,077	42,816	41,336
Information technology expenses	26,806	27,582	27,162
Professional and service fees	23,705	18,876	18,764
Taxes, other than payroll and income taxes	15,774	13,949	12,968
Insurance	11,375	11,252	10,494
Advertising, business promotion, and strategic initiatives	11,416	9,714	8,743
Loan servicing and clearing expenses	9,145	7,935	7,774
Communication	4,553	4,551	4,678
Printing, postage, stationery and supplies	4,148	3,816	3,338
Director and investor relations	1,354	1,250	1,352
Foreclosed real estate and other repossessed assets expenses (income), net	1,026	3,012	(405)
Other	11,227	12,104	12,099
Total non-interest expense	389,813	375,690	363,365
Income before income taxes	234,117	253,748	265,248
Income tax expense	29,014	55,578	83,376
Net income available to common shareholders	$205,103	$198,170	$181,872
Earnings per common share:
Basic	$4.60	$4.25	$3.85
Diluted	$4.58	$4.23	$3.83
Average common shares outstanding and equivalents	44,760	46,902	47,552
Cash dividends per share of common stock	$1.20	$1.00	$0.88
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$205,103	$198,170	$181,872
Other comprehensive income before tax:
Unrealized gain (loss) on securities available-for-sale	87,487	(27,440)	30,390
Realized loss on sale of securities available-for-sale	—	7	1,149
Unrealized loss on cash flow hedges	—	—	(406)
Other comprehensive income (loss) before taxes	87,487	(27,433)	31,133
Income tax effect	(14,554)	4,607	(4,737)
Other comprehensive income (loss) after taxes	72,933	(22,826)	26,396
Comprehensive income	$278,036	$175,344	$208,268
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Common stock:
Balance at the beginning and end of year	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of year	639,786	638,667	636,793
Stock-based compensation expense	6,235	7,170	5,001
Lapsed restricted stock units	(3,048)	(6,051)	(3,127)
Balance at end of year	642,973	639,786	638,667
Legal surplus:
Balance at beginning of year	169,537	150,967	133,901
Transfer from retained earnings	18,953	18,570	17,066
Balance at end of year	188,490	169,537	150,967
Retained earnings:
Balance at beginning of year	771,993	639,324	516,371
Net income	205,103	198,170	181,872
Cash dividends declared on common stock[1]	(53,513)	(46,931)	(41,853)
Transfer to legal surplus	(18,953)	(18,570)	(17,066)
Balance at end of year	904,630	771,993	639,324
Treasury stock:
Balance at beginning of year	(296,991)	(228,350)	(211,135)
Stocks repurchased	(91,596)	(70,324)	(18,653)
(Employee awards repurchased), net of lapsed restricted stock units and options	(480)	1,683	1,438
Balance at end of year	(389,067)	(296,991)	(228,350)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of year	(89,839)	(67,013)	(93,409)
Other comprehensive gain (loss), net of tax	72,933	(22,826)	26,396
Balance at end of year	(16,906)	(89,839)	(67,013)
Total stockholders’ equity	$1,390,005	$1,254,371	$1,193,480
[1] Dividends declared per common share during 2025 - $1.20 (2024 - $1.00; 2023 - $0.88).
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$205,103	$198,170	$181,872
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, net of accretion of fair value discounts, on loans and amortization of deferred loan origination costs, net of fees	809	2,658	1,339
Accretion of investment securities discounts, net of amortization of premiums	(1,287)	(6,715)	(4,451)
Amortization of other intangible assets	4,928	5,912	6,899
Net change in operating leases	(295)	(113)	297
Depreciation and amortization of premises and equipment	20,458	20,875	20,387
Deferred income tax (benefit) expense, net	(153,673)	21,561	67,349
Provision for credit losses	107,513	82,251	60,638
Stock-based compensation	6,235	7,170	5,001
(Gain) loss on:
Sale of securities	—	7	1,149
Sale of loans	(4,037)	(1,377)	(7,331)
Foreclosed real estate and other repossessed assets	(2,187)	(557)	(6,251)
Sale of other assets	(1,077)	(1)	106
Disposals of other assets	6,108	—	—
Originations and purchases of loans held-for-sale	(131,805)	(122,999)	(67,941)
Proceeds from sale of loans held-for-sale	49,979	80,953	35,881
Net (increase) decrease in:
Accrued interest receivable	612	(250)	(8,938)
Servicing assets	4,102	533	1,401
Other assets	55,873	(31,339)	4,971
Net increase (decrease) in:
Accrued interest on deposits and borrowings	3,446	520	3,000
Accrued expenses and other liabilities	46,914	(4,759)	279
Net cash provided by operating activities	217,719	252,500	295,657

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FOR THE YEARS ENDED 2025, 2024 AND 2023 (CONTINUED)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(526,690)	(1,325,554)	(1,035,453)
Investment securities held-to-maturity	—	—	(35,000)
Mortgage servicing rights	—	(20,377)	—
FHLB stock	(30,367)	(77,066)	(44,781)
Equity securities	(4,701)	(6,635)	(5,943)
Maturities and redemptions of:
Investment securities available-for-sale	526,073	990,954	273,643
Investment securities held-to-maturity	22,153	222,054	22,265
FHLB stock	27,226	67,274	36,298
Proceeds from sales of:
Investment securities available-for-sale	—	149,406	202,133
Foreclosed real estate and other repossessed assets, including write-offs	53,894	48,178	60,085
Loans held-for-investment	13,755	—	—
Premises and equipment	1,423	1	38
Origination and purchase of loans, excluding loans held-for-sale	(3,463,149)	(2,970,598)	(3,586,017)
Principal repayment of loans	2,960,387	2,607,720	2,725,844
Additions to premises and equipment	(18,382)	(21,336)	(17,857)
Net cash used in investing activities	$(438,378)	$(335,979)	$(1,404,745)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	661,846	(153,217)	1,195,080
Securities sold under agreements to repurchase	25,000	75,000	—
FHLB advances and other borrowings	130,009	124,998	173,070
Employee awards repurchased, net of exercise of stock options and restricted units lapsed	(3,528)	(4,368)	(1,689)
Purchase of treasury stock	(91,596)	(70,324)	(18,653)
Dividends paid on common stock	(51,874)	(45,646)	(41,011)
Net cash provided by (used in) financing activities	$669,857	$(73,557)	$1,306,797
Net change in cash and cash equivalents	449,198	(157,036)	197,709
Cash and cash equivalents at beginning of year	591,137	748,173	550,464
Cash and cash equivalents at end of year	$1,040,335	$591,137	$748,173
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FOR THE YEARS ENDED 2025, 2024 AND 2023 (CONTINUED)

	December 31,
	2025	2024	2023
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$1,036,074	$584,467	$743,550
Money market investments	4,261	6,670	4,623
Total cash and cash equivalents at end of year	$1,040,335	$591,137	$748,173

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$165,249	$156,788	$79,726
Income taxes paid	$81,532	$40,071	$15,007
Operating lease liabilities paid	$9,230	$9,587	$10,117
Mortgage loans held-for-sale securitized into mortgage-backed securities	$82,780	$74,660	$93,565
Transfer from loans to foreclosed real estate and other repossessed assets	$47,768	$44,755	$53,400
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$13,062	$34,684	$53,021
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$15,653	$13,622	$8,763
Financed repayment of debt security at maturity	$35,000	$—	$—
Financed sales of foreclosed real estate	$711	$1,349	$585
Delinquent loans booked under the GNMA buy-back option	$56,492	$48,586	$19,401
Conversion of debt security to equity security	$—	$—	$376
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
OFG conducts its business through its main office in San Juan, Puerto Rico, forty-two branches in Puerto Rico and two branches in the USVI. OFG has three subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services and Oriental Insurance; one subsidiary in the United States, OFG Ventures; and a subsidiary in the Cayman Islands, OFG Reinsurance. OFG is subject to supervision and regulation by the Federal Reserve Board under the BHC Act and the Dodd-Frank Act.
The Bank is subject to the supervision, examination and regulation of the Office of the OCFI and the FDIC. In 2024, the Bank became subject to the CFPB supervisory and enforcement authority with respect to consumer financial laws. The Bank has a wholly owned operating subsidiary, OFG USA, which is a commercial lender organized in Delaware. OIB, a wholly owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are IBEs licensed pursuant to the IBE Act. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to persons located in Puerto Rico with assets/liabilities located outside of Puerto Rico. In March 2024, the Bank organized OBPEF, as a wholly owned subsidiary of the Bank and a private equity fund under the Incentives Code, whose objective is to provide financing to eligible borrowers, whether in the form of senior or subordinated debt, to support the economic development of Puerto Rico. The Bank’s USVI operations are also subject to the supervision, examination and regulation of the USVI Banking Board.
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
OFG’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, the sale of loans directly in the secondary market or the securitization of loans into mortgage-backed securities, and the purchase or assumption of the right to service loans originated by others. The Bank originates FHA insured, RHS and VA guaranteed mortgages that are primarily securitized for issuance of GNMA mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain FNMA or FHLMC programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities or sold through the GSE cash window. The Bank is an approved seller of FNMA mortgage loans for issuance of FNMA mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of its mortgage loan portfolio and the GNMA, FNMA and FHLMC pools that it issues. Through December 31, 2022, the Bank had a subservicing arrangement with a third party for a portion of its acquired loan portfolio. This subservicing arrangement expired on May 1, 2023, and since then, OFG no longer has any subservicing arrangements for its loan portfolio.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of OFG Bancorp and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Equity securities do not have readily available fair values and are measured at cost, less any impairment. Impairment is reviewed on a quarterly basis through a qualitative assessment from financial and non-financial information received from the individual investment funds and companies. During 2025, OFG recognized a $279 thousand impairment on equity securities, included as other non-interest income in the consolidated statements of operations. As of December 31, 2024 and 2023, and for the years then ended, there were no impairments, downward or upward adjustments, annual or on a cumulative basis for these investments. Stock that is owned by OFG to comply with regulatory requirements, such as FHLB stock, is included in this category, and their realizable value equals their cost. Unrealized and realized gains and losses and any impairment on equity securities are included in other non-interest income in the consolidated statements of operations. Dividend income from investments in equity securities is included in interest income in the consolidated statements of operations.
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
Mortgage Banking Activities and Mortgage Loans Held-For-Sale
The residential mortgage loans reported as held-for-sale are stated at the lower of amortized cost or fair value, cost being determined on the outstanding loan balance less unearned income, and fair value determined in the aggregate. The amount for which amortized cost exceeds fair value is recognized through a valuation allowance by a charge to income in the period in which the change occurs. Realized gains or losses on these loans are determined using the specific identification method. Mortgage loans held-for-sale include all conforming mortgage loans originated and purchased, which from time to time OFG sells to other financial institutions or securitizes these mortgage loans into GNMA, FNMA and FHLMC pass-through certificates.

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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Mortgage loans are combined into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or sold directly to FNMA, FHLMC or other private investors for cash. To the extent the loans do not meet the specified characteristics, investors are generally entitled to require OFG to repurchase such loans or indemnify the investor against losses if the assets do not meet certain guidelines. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which OFG provides servicing. At OFG’s option and without GNMA’s prior authorization, OFG may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, OFG treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that OFG does not maintain effective control over the loans and, therefore, these are derecognized from the statement of financial condition. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, OFG is deemed to have regained effective control over these loans, and these must be brought back into OFG’s books as assets, regardless of whether OFG intends to exercise the buy-back option. Quality review procedures are performed by OFG as required under the government agency programs to ensure that asset guideline qualifications are met. OFG records a contingent liability for these customary representations and warranties related to loans sold by OFG and is presented within other liabilities in the consolidated statements of financial condition. For more information refer to Note 24 – Commitments and Contingencies.
OFG has a liability for residential mortgage loans sold subject to credit recourse, principally loans associated with FHLMC residential mortgage loan sales and securitization programs. In the event of any customer default, pursuant to the credit

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. In the event of nonperformance by the borrower, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. OFG has recorded a liability to cover the estimated credit loss exposure related to loans sold with recourse, even though the overall exposure is considered minimal. For more information refer to Note 24 – Commitments and Contingencies.
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
Loans held-for-investment that were not purchased with credit deterioration are referred to as non-PCD loans, and loans that were purchased with credit deterioration are referred to as PCD loans.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
•The quantitative model utilizes a DCF or UDCF approach to estimate expected credit losses using the PD, LGD, and EAD. DCF method is used for most of the non-PCD portfolio, and the UDCF method for the PCD portfolio. For the EAD, OFG uses a prepayment model that projects prepayments over the life of the loans.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Commercial Loans – The segmentation of commercial loans was established by business line, collateral type, size, and delinquency or risk rating/classification to assess the loans based on common risk characteristics. The segmentation aligns with OFG’s current credit policies and procedures for these portfolios. The estimate of expected credit losses on commercial loans is forecasted using models that estimate credit losses over the loan’s contractual life at an individual loan level. The models use the contractual terms to forecast future principal cash flows while also considering expected prepayments, considering that all our lines of credit are unconditionally cancellable. The loss forecasting model determines the probabilities of transition to different credit risk ratings or defaults at each point over the life of the asset based on the borrower’s current credit risk rating and business segment. Assumptions of expected loss are conditioned to the economic outlook, and the model considers key economic variables such as the unemployment rate, GNP (Puerto Rico-related projections), retail sales (U.S. projections), and employment rates (U.S. projections).
Loans that do not share risk characteristics are evaluated on an individual basis. Individual evaluations are typically performed for nonaccrual modified loans classified as Financial Difficulties Modifications (“FDM”) or as previous Troubled Debt Restructurings (“TDR”), and classified loans that do not share common risk characteristics. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate, as OFG elected the collateral-dependent practical expedient. For loans evaluated individually that are not collateral dependent, a DCF method is used to determine the ACL.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Financial Difficulties Modifications (FDM)
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

A modification is subject to disclosure when OFG separately concludes that both of the following conditions exist: (i) the debtor is experiencing financial difficulties, and (ii) the modification constitutes a reduction in the interest rate on the loan, a payment extension, a forgiveness of principal, or a more-than-insignificant payment delay, or a combination of any of these. Determination that a borrower is experiencing financial difficulties involves a degree of judgment. The identification of FDM is critical in the determination of the adequacy of the ACL. A FDM is typically in non-accrual status at the time of the modification. These loans continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments for at least six months of sustained performance after the modification and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.
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
On January 1, 2025, OFG adopted early the ASU 2025-06, which modernizes the accounting for internal-use software costs by removing references to development stages and introducing an agile based approach for capitalization. OFG purchases, as well as internally develops and customizes, certain software to enhance or perform internal business functions. Software development costs incurred in the planning and post-development project stages are charged to noninterest expense. Costs associated with designing software configuration and interfaces, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over periods generally ranging from one to 3 years. Implementation costs of software hosting arrangements are capitalized and amortized over the contractual term of the associated arrangement, including extension options we are reasonably certain to exercise, on a straight-line basis. Capitalization of internal-use software costs begins when: (i) management authorizes and commits to funding the software project, and (ii) it is probable that the project will be completed and the software will be used for its intended purpose (the “probable-to-complete” threshold). Costs incurred before these criteria are met, as well as training and maintenance costs, are expensed as incurred. Previously, costs incurred were capitalized when a stage was completed, and the costs incurred before that, were expensed as incurred.
OFG reviews the remaining useful lives and carrying values of premises and equipment to determine whether an event has occurred that would indicate a change in useful life is warranted or if any impairment exists.
Impairment of Long-Lived Assets
OFG periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. During 2025, OFG recognized a $6.1 million impairment recorded in other non-interest income in the statement of operations. There was no impairment recognized during 2024 and 2023. Refer to Note 8 – Premises and Equipment.
Off-Balance Sheet Instruments
In the ordinary course of business, OFG enters into off-balance sheet instruments consisting of commitments to extend credit, further discussed in Note 24 – Commitments and Contingencies hereto. Such financial instruments are recorded in the financial

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The determination of current income tax expense involves estimates and assumptions that require OFG to assume certain positions based on its interpretation of current tax laws and regulations. Changes in assumptions affecting estimates may be required in the future, and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to OFG’s ETR in the year of resolution. Unfavorable settlement of any particular issue could increase the ETR and may require the use of cash in such year.
OFS and Oriental Insurance elected to be treated as disregarded entities for Puerto Rico income tax purposes, and, therefore, are not subject to income taxes at the company level. Their operations and taxable results are treated as directly attributable to the parent (OFG) and reported on the parent’s tax return. As a result of these elections, OFG is required to pay income tax on the taxable income generated by OFS and Oriental Insurance. In addition, NOLs reported by OFS and Oriental Insurance can be used to offset OFG’s taxable income, and vice versa, since the activity of both disregarded entities are included in the parent’s taxable income computation, subject to applicable limitations under the PR Code.

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
OFG is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2021 to 2024, until the applicable statute of limitations expires. In addition, OFG’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2022 to 2024. Tax audits by their nature are often complex and can require several years to complete.
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
Revenue-generating activities that are within the scope of ASC 606, which are presented in OFG’s statement of operations as components of non-interest income are described in Note 27 – Banking and Financial Service Revenues.
Stock-Based Compensation Plan
OFG’s 2007 Omnibus Performance Incentive Plan, as amended and restated (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units, performance stock units, and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010, 2013 and 2023.
The purpose of the Omnibus Plan is to provide flexibility to OFG to attract, retain and motivate directors, officers, and key employees through the grant of awards based on performance and to adjust its compensation practices to the best compensation practice and corporate governance trends as they develop from time to time. The Omnibus Plan is further intended to motivate high levels of individual performance coupled with increased shareholder returns. Therefore, awards under the Omnibus Plan (each, an “Award”) are intended to be based upon the recipient’s individual performance, corporate performance, level of responsibility and potential to make significant contributions to OFG. Generally, the Omnibus Plan will terminate as of (a) the date when no more of OFG’s shares of common stock are available for issuance under the Omnibus Plan or, (b) if earlier, the date the Omnibus Plan is terminated by OFG’s Board.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.
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
Subsequent Events
OFG has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form 10-K for 2025, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
New Accounting Updates Not Yet Adopted
Codification Improvements. In December 2025, FASB issued ASU 2025-12, which is intended to facilitate Codification updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in ASU 2025-12 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. An entity may elect to early adopt the amendments on an issue-by-issue basis, and it may apply certain amendments prospectively while applying others retrospectively. We will adopt this guidance when it becomes effective in 2028. We are currently evaluating the impact on our financial statements and disclosures.
Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, FASB issued ASU 2025-11, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The amendments aim to improve clarity and consistency without significantly changing existing practices. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Entities may apply the ASU’s amendments either prospectively or retrospectively to any or all prior periods presented in the financial statements. We will adopt this guidance when it becomes effective in 2028. We are currently evaluating the impact on our financial statements and disclosures.

Financial Instruments—Credit Losses (Topic 326): Purchased Loans. In November 2025, the FASB issued ASU 2025-08, which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses called gross-up approach. The ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). The guidance is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods, and entities must apply it prospectively. We will adopt this guidance when it becomes effective in 2027. We are currently evaluating the impact on our financial statements and disclosures.
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

New Accounting Updates Adopted in 2025

Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, which amends the accounting and disclosure rules for internal use software costs under GAAP (specifically ASC 350-40). The ASU eliminates stage‑based guidance for internal‑use software development and introduces a principles‑based approach for capitalization. Under the new model, capitalization begins when management authorizes and commits funding for a project and it is probable the software will be completed and perform its intended function. The ASU also relocates website development guidance to Subtopic 350‑40 and requires enhanced disclosures about the nature of internal‑use software projects, amounts capitalized and expensed, amortization methods, and significant judgments. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We adopted ASU 2025-06 effective January 1, 2025, using the prospective transition method. Under this approach, eligible costs incurred for internal-use software can be capitalized when management has authorized and committed to funding the project and it is probable the project will be completed and the software used to perform its intended function; prior periods were not adjusted. The adoption of this ASU did not result in a cumulative-effect adjustment to retained earnings and is not expected to have a material impact on future periods.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Income Taxes—Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to enhance income tax disclosures and address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations. The ASU’s two primary enhancements require further disaggregation for existing disclosures for the ETR reconciliation and income taxes paid. More specifically, the amendments require entities to disclose: (i) a tabular ETR reconciliation, broken out into specific categories with certain reconciling items above a 5% threshold further broken out by nature and jurisdiction; and (ii) income taxes paid (net of refunds received), broken out between federal, state and foreign, and net amounts paid to an individual jurisdiction that exceed 5% of the total. The amendments in this update are effective for annual periods beginning after December 15, 2024. The amendments should be applied prospectively, but retrospective application is permitted. We adopted this guidance when it became effective, in the annual period of 2025 on a retrospective basis. We provided additional disaggregated income tax disclosures in accordance with this ASU. Refer to Note 17 – Income Taxes for the disclosures. This ASU did not impact our consolidated statement of operations, consolidated balance sheet, consolidated statement of cash flows, consolidated statement of comprehensive income, or consolidated statement of changes in equity.

Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued ASU 2025-05 which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The ASU is designed to reduce the cost and complexity of applying Topic 326 (credit losses) to current accounts receivable and current contracts assets arising from transactions accounted for under Topic 606 (revenue from contracts with customers). ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. We adopted this guidance in 2025 on a prospective basis and the impact on our financial statements and disclosures was not material.

Codification Improvements—Amendments to Remove References to the Concepts Statements. In March 2024, the FASB issued ASU 2024-02, which removes various references to concept statements from the FASB Accounting Standards Codification. The ASU intends to simplify the FASB Accounting Standards Codification and distinguish between non-authoritative and authoritative guidance. For publicly listed business entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The amendments were applied in 2025 on a prospective basis, and the impact on our financial statements and disclosures was not material.

Compensation—Stock Compensation. In March 2024, the FASB issued ASU 2024-01 to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718. The ASU 2024-01 is intended to reduce complexity and diversity in practice. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. We adopted this guidance in 2025 on a prospective basis and the impact on our financial statements and disclosures was not material.
NOTE 2 – CASH RESTRICTIONS
OFG has no restricted cash as of December 31, 2025 and 2024. The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered December 31, 2025, was $481.5 million (December 31, 2024 - $472.0 million). At December 31, 2025 and 2024, the Bank complied with this requirement. Cash and due from banks, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
At December 31, 2025 and 2024, money market instruments included as part of cash and cash equivalents amounted to $4.3 million and $6.7 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$2,015,685	$31,876	$31,981	$2,015,580	4.59%
GNMA certificates
Due from 5 to 10 years	2,451	—	41	2,410	1.79%
Due after 10 years	506,433	12,439	30,711	488,161	3.82%
Total GNMA certificates	508,884	12,439	30,752	490,571	3.81%
CMOs issued by US government-sponsored agencies
Due after 10 years	2,605	—	26	2,579	2.64%
Total mortgage-backed securities	2,527,174	44,315	62,759	2,508,730	4.43%
Investment securities
US Treasury securities
Due less than 1 year	1,650	1	—	1,651	4.11%
Other debt securities
Due from 1 to 5 years	500	—	—	500	2.35%
Due after 10 years	1	—	—	1	2.97%
Total other debt securities	501	—	—	501	2.35%
Total investment securities	2,151	1	—	2,152	3.70%
Total securities available for sale	$2,529,325	$44,316	$62,759	$2,510,882	4.43%

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$269,498	$—	$44,433	$225,065	1.73%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2025 and 2024, the amortized cost of investment securities excludes accrued interest receivable, included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 11 – Accrued Interest Receivable and Other Assets.
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
At December 31, 2025 and 2024, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption and, therefore, have no ACL.
Investment securities as of December 31, 2025, include $1.724 billion pledged to secure government deposits, regulatory collateral, and borrowings, of which $1.614 billion serve as collateral for public funds. Investment securities as of December 31, 2024, include $1.564 billion pledged to secure government deposits, regulatory collateral, and borrowings, of which $1.440 billion serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge the collateral.
The Bank’s IBEs, OIB and Oriental Overseas, both held short-term US Treasury securities in the amount of $775 thousand and $525 thousand at December 31, 2025 and 2024, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the OCFI.
During 2025, 2024 and 2023, OFG retained securitized GNMA pools totaling $85.1 million, $74.7 million and $76.4 million, respectively, at a yield of 4.80%, 4.87% and 5.33%, respectively, from its own originations. During 2023, OFG retained FNMA pools totaling $17.2 million at a yield of 5.37%, from its own originations. OFG did not retain FNMA pools during 2025 and 2024.
During 2025, 2024 and 2023, OFG purchased $152.8 million, $549.0 million and $300.0 million, respectively, of short-term AFS US Treasury securities. US Treasury securities are exempt of income taxes.
In 2024 and 2023, OFG sold $149.4 million and $203.3 million, respectively, of US Treasury securities AFS and recorded losses of $7 thousand and $1.1 million, respectively, on these sales, which are included in the consolidated statements of operations. There were no sales of investment securities during 2025.

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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale at December 31, 2025 and 2024, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$38,360	$100	$522,510	$31,881	$560,870	$31,981
GNMA certificates	5,853	38	221,674	30,714	227,527	30,752
CMOs issued by US government-sponsored agencies	—	—	2,579	26	2,579	26
	$44,213	$138	$746,763	$62,621	$790,976	$62,759

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$791,987	$12,989	$579,727	$61,462	$1,371,714	$74,451
GNMA certificates	83,773	2,019	201,320	38,945	285,093	40,964
CMOs issued by US government-sponsored agencies	—	—	5,639	129	5,639	129
	$875,760	$15,008	$786,686	$100,536	$1,662,446	$115,544

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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 4 - PLEDGED ASSETS
The following table shows a summary of pledged and not pledged assets at December 31, 2025 and 2024. Investment securities available for sale are presented at fair value, and investment securities held to maturity, residential mortgage loans, commercial loans, consumer loans and auto loans are presented at amortized cost:

	December 31,
	2025	2024
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$108,662	$80,968
Bank Term Funding Program	—	41,889
IBE Regulation	1,547	1,045
Bond for the Bank's trust operations	105	104
Puerto Rico public fund deposits	1,613,891	1,439,627
Total pledged investment securities	1,724,205	1,563,633
Pledged residential mortgage loans to secure:
Advances from the FHLB	723,245	700,469
Pledged commercial loans to secure:
Advances from the FHLB	532,161	394,597
Federal Reserve Bank Credit Facility	237,797	79,893
Puerto Rico public fund deposits	76,615	66,944
	846,573	541,434
Pledged auto loans to secure:
Federal Reserve Bank Credit Facility	2,269,131	2,069,693
Pledged consumer loans to secure:
Federal Reserve Bank Credit Facility	569,872	551,131
Total pledged loans	4,408,821	3,862,727
Total pledged assets	$6,133,026	$5,426,360
Financial assets not pledged:
Investment securities	$1,056,175	$1,101,730
Residential mortgage loans	679,584	783,634
Commercial loans	2,646,658	2,566,102
Auto loans	367,848	479,800
Consumer loans	113,676	117,430
Total assets not pledged	$4,863,941	$5,048,696

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 - LOANS
OFG’s loan portfolio is composed of four segments: commercial, mortgage, consumer, and auto loans. Loans are further segregated into classes which OFG uses when assessing and monitoring the risk and performance of the portfolio.
The composition of the amortized cost basis of OFG’s loan portfolio at December 31, 2025 and 2024, segregated between non-PCD and PCD loans, was as follows:

	December 31,
	2025			2024
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,241,646	$64,654	$1,306,300	$1,222,395	$77,196	$1,299,591
Other commercial and industrial	1,344,659	9,235	1,353,894	1,087,886	11,533	1,099,419
	2,586,305	73,889	2,660,194	2,310,281	88,729	2,399,010
Commercial US	829,975	—	829,975	704,081	—	704,081
Total commercial loans	3,416,280	73,889	3,490,169	3,014,362	88,729	3,103,091
Mortgage loans	639,055	751,291	1,390,346	628,853	841,964	1,470,817
Consumer loans:
Personal loans	638,985	—	638,985	620,430	245	620,675
Credit lines	9,327	302	9,629	10,126	353	10,479
Credit cards	34,300	—	34,300	36,956	—	36,956
Overdraft	634	—	634	451	—	451
	683,246	302	683,548	667,963	598	668,561
Auto loans	2,636,890	89	2,636,979	2,549,033	460	2,549,493
	7,375,471	825,571	8,201,042	6,860,211	931,751	7,791,962
Allowance for credit losses	(198,239)	(4,102)	(202,341)	(170,709)	(5,154)	(175,863)
Total loans-held-for investment, net	7,177,232	821,469	7,998,701	6,689,502	926,597	7,616,099
Mortgage loans held-for-sale	12,483	—	12,483	13,286	—	13,286
Other loans held-for-sale	3,062	—	3,062	4,446	—	4,446
Total loans held-for-sale	15,545	—	15,545	17,732	—	17,732
Total loans, net	$7,192,777	$821,469	$8,014,246	$6,707,234	$926,597	$7,633,831
At December 31, 2025 and 2024, OFG had $3.1 million and $4.4 million, respectively, in commercial loans held-for-sale. During 2025, OFG sold $20.5 million commercial loans held-for-sale and recognized a $2.7 million gain, included in other non-interest income in the consolidated statements of operations. Additionally, during 2025, OFG sold $21.1 million non-performing commercial loans held‑for‑investment and recognized a $1.4 million gain, included in other non-interest income in the consolidated statements of operations. During 2024, OFG sold $56.6 million commercial loans held-for-sale and recognized a $900 thousand gain, included in other non-interest income in the consolidated statement of operations. During 2024, there were no sales of loans held‑for‑investment.
At December 31, 2025 and 2024, OFG had carrying balances of $77.3 million and $66.4 million, respectively, in loans held-for-investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and are in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present the aging of the amortized cost of loans held-for-investment at December 31, 2025 and 2024, by class of loans. Mortgage loans past due include $56.5 million and $48.6 million of delinquent loans in the GNMA buy-back option program at December 31, 2025 and 2024, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$486	$53	$2,780	$3,319	$1,238,327	$1,241,646	$—
Other commercial and industrial	1,203	262	941	2,406	1,342,253	1,344,659	—
	1,689	315	3,721	5,725	2,580,580	2,586,305	—
Commercial US	—	—	5,809	5,809	824,166	829,975	—
Total commercial loans	1,689	315	9,530	11,534	3,404,746	3,416,280	—
Mortgage loans	4,885	5,824	68,029	78,738	560,317	639,055	3,187
Consumer loans:
Personal loans	8,415	5,371	3,402	17,188	621,797	638,985	—
Credit lines	122	296	80	498	8,829	9,327	—
Credit cards	650	345	696	1,691	32,609	34,300	—
Overdraft	142	—	—	142	492	634	—
	9,329	6,012	4,178	19,519	663,727	683,246	—
Auto loans	128,451	49,649	20,679	198,779	2,438,111	2,636,890	—
Total loans	$144,354	$61,800	$102,416	$308,570	$7,066,901	$7,375,471	$3,187

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2024
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$879	$215	$9,780	$10,874	$1,211,521	$1,222,395	$—
Other commercial and industrial	597	629	3,588	4,814	1,083,072	1,087,886	—
	1,476	844	13,368	15,688	2,294,593	2,310,281	—
Commercial US	—	4,505	—	4,505	699,576	704,081	—
Total commercial loans	1,476	5,349	13,368	20,193	2,994,169	3,014,362	—
Mortgage loans	5,362	6,069	59,995	71,426	557,427	628,853	2,047
Consumer loans:
Personal loans	8,522	4,655	3,494	16,671	603,759	620,430	—
Credit lines	53	38	125	216	9,910	10,126	—
Credit cards	670	255	571	1,496	35,460	36,956	—
Overdraft	88	—	—	88	363	451	—
	9,333	4,948	4,190	18,471	649,492	667,963	—
Auto loans	119,805	50,208	20,055	190,068	2,358,965	2,549,033	—
Total loans	$135,976	$66,574	$97,608	$300,158	$6,560,053	$6,860,211	$2,047
As of December 31, 2025, total past due loans exclude $563 thousand of past due commercial loans held-for-sale. There were no past due commercial loans held-for-sale as of December 31, 2024.
Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans held-for-investment on non-accrual status as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)
Non-PCD:
Commercial PR:
Commercial secured by real estate	$2,724	$294	$3,018	$4,610	$6,248	$10,858
Other commercial and industrial	46,503	148	46,651	1,855	1,996	3,851
	49,227	442	49,669	6,465	8,244	14,709
Commercial US	37,584	—	37,584	21,317	2,887	24,204
Total commercial loans	86,811	442	87,253	27,782	11,131	38,913
Mortgage loans	10,024	1,895	11,919	8,770	3,153	11,923
Consumer loans:
Personal loans	3,600	—	3,600	3,468	44	3,512
Credit lines	80	—	80	125	—	125
Credit cards	698	—	698	570	—	570
	4,378	—	4,378	4,163	44	4,207
Auto loans	20,749	1	20,750	20,049	6	20,055
Total	$121,962	$2,338	$124,300	$60,764	$14,334	$75,098

PCD:
Commercial PR:
Commercial secured by real estate	$55	$—	$55	$—	$1,946	$1,946
Other commercial and industrial	—	—	—	695	—	695
Total commercial loans	55	—	55	695	1,946	2,641
Mortgage loans	227	—	227	239	—	239
Total	$282	$—	$282	$934	$1,946	$2,880
Total non-accrual loans	$122,244	$2,338	$124,582	$61,698	$16,280	$77,978
The determination of non-accrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
During 2025, a $45.0 million Puerto Rico telecommunications loan, included in the other commercial and industrial classification, was moved to non-accrual, requiring a specific reserve of $5.1 million. As of December 31, 2025, total commercial non-accrual loans exclude $3.1 million of non-accrual commercial loans held-for-sale. There were no commercial non-accrual loans held-for-sale at December 31, 2024.
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
As of December 31, 2025 and 2024, the amortized cost of modified loans excludes $37 thousand and $127 thousand, respectively, of accrued interest receivable. Accrued interest receivable on loans is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. The amortized cost of modified loans during 2025 and 2024, includes $2.4 million and $1.0 million, respectively, of government-guaranteed loans (e.g., FHA/VA).
The following tables present the amortized cost basis as of December 31, 2025, 2024 and 2023, of loans held-for-investment that were modified during 2025, 2024 and 2023, disaggregated by class of financing receivable and type of concession granted.

	Interest Rate Reduction
	Year Ended December 31,
	2025		2024		2023
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$183	0.01%	$—	—%	$—	—%
Other commercial and industrial	76	0.01%	—	—%	—	—%
	259	0.01%	—	—%	—	—%
Commercial US	—	—%	9,257	1.31%	6,649	0.88%
Total commercial loans	259	0.01%	9,257	1.31%	6,649	0.88%
Consumer:
Personal loans	—	—%	26	—%	37	0.01%
Auto loans	—	—%	162	0.01%	48	—%
Total	$259		$9,445		$6,734

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Term Extension
	Year Ended December 31,
	2025		2024		2023
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$—	—%	$—	—%	$6,332	0.52%
Other commercial and industrial	683	0.05%	$—	—%	689	0.05%
Total commercial loans	683	0.02%	—	—%	7,021	0.23%
Mortgage loans	2,221	0.16%	1,682	0.11%	5,777	0.37%
Consumer:
Personal loans	—	—%	6	—%	—	—%
Auto loans	145	0.01%	—	—%	13	—%
Total	$3,049		$1,688		$12,811

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Principal Forbearance/Forgiveness
	Year Ended December 31,
	2025		2024		2023
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$9,620	1.16%	$6,286	0.89%	$—	—%
Mortgage loans	—	—%	—	—%	97	0.01%
Total	$9,620		$6,286		$97

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Term Extension and Interest Rate Reduction
	Year Ended December 31,
	2025		2024		2023
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial PR:
Other commercial and industrial	$970	0.07%	$—	—%	$—	—%
Mortgage loans	201	0.01%	88	0.01%	710	0.05%
Consumer:
Personal loans	147	0.02%	—	—%	80	0.01%
Auto loans	310	0.01%	—	—%	53	—%
Total	$1,628		$88		$843

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Combination of Term Extension and Principal Forgiveness/Forbearance
	Year Ended December 31,
	2025		2024		2023
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$3,207	0.39%	$—	—%	$4,183	0.55%
Mortgage loans	98	—%	105	0.01%	440	0.03%
Total	$3,305		$105		$4,623

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Interest Rate Reduction and Principal Forgiveness/Forbearance
	Year Ended December 31,
	2025		2024		2023
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Mortgage loans	$94	0.01%	$—	—%	$—	—%

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Interest Rate Reduction, Term Extension and Principal Forgiveness/Forbearance
	Year Ended December 31,
	2025		2024		2023
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$6,952	0.84%	$—	—%	$—	—%
Mortgage loans	137	0.01%	—	—%	—	—%
Total	$7,089		$—		$—

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
The following tables present the financial effect of the modifications granted to borrowers experiencing financial difficulty during 2025, 2024 and 2023. The financial effect of the combined modifications is presented separately by type of modification.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	2.99%	24	$—
Other commercial and industrial	2.19%	32	$—

Commercial US	2.15%	16	$5,309

Mortgage loans	1.32%	141	$33
Consumer loans:
Personal loans	4.00%	36	$—
Auto loans	1.96%	36	$—

	Year Ended December 31, 2024
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial US	0.73%	0	$623

Mortgage loans	0.38%	149	$11
Consumer loans:
Personal loans	5.00%	18	—
Auto loans	2.82%	0	—

	Year Ended December 31, 2023
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	—%	23	$—

Commercial US	1.95%	31	$2,973

Mortgage loans	1.94%	213	$24
Consumer loans:
Personal loans	2.98%	81	—
Auto loans	3.00%	0	—

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the amortized cost basis as of December 31, 2025, 2024 and 2023, of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the prior twelve months.

	Twelve-Month Period Ended
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Term Extension	Combination - Term Extension and Interest Rate Reduction	Total
	(In thousands)
December 31, 2025
Mortgage loans	$550	$43	$593

December 31, 2024
Mortgage loans	$149	$—	$149

December 31, 2023
Mortgage loans	$704	$—	$704
A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower missed three consecutive monthly payments since modification. Payment defaults is one of the factors considered when projecting future cash flows in the calculation of the ACL of loans.

OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status of loans that have been modified during 2025, 2024 and 2023 that were granted to borrowers experiencing financial difficulty.

	December 31, 2025
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$183	$183
Other commercial and industrial	—	—	—	—	1,729	1,729
	—	—	—	—	1,912	1,912
Commercial US	—	—	—	—	19,779	19,779
Total commercial loans	—	—	—	—	21,691	21,691
Mortgage loans	249	344	593	1,186	1,565	2,751
Consumer loans:
Personal loans	—	—	—	—	147	147
Auto loans	15	—	—	15	440	455
Total	$264	$344	$593	$1,201	$23,843	$25,044

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2024
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial US	$—	$—	$—	$—	$15,543	$15,543
Mortgage loans	118	37	149	304	1,571	1,875
Consumer loans:
Personal loans	—	—	—	—	32	32
Auto loans	—	—	—	—	162	162
Total	$118	$37	$149	$304	$17,308	$17,612

	December 31, 2023
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$6,332	$6,332
Other commercial and industrial	—	—	—	—	689	689
	—	—	—	—	7,021	7,021
Commercial US	—	—	—	—	10,832	10,832
Total commercial loans	—	—	—	—	17,853	17,853
Mortgage loans	471	297	583	1,351	5,673	7,024
Consumer loans:
Personal loans	—	—	—	—	117	117
Auto loans	30	—	—	30	84	114
Total	$501	$297	$583	$1,381	$23,727	$25,108
There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $33.6 million and $25.0 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the USVI require the foreclosure to be processed through their respective courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held-for-investment at December 31, 2025 and 2024, by class of loans.

	December 31,
	2025	2024
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$3,065	$6,877

PCD loans, except for single-pooled loans, are not included in the table above as their unit of account is the loan pool.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Credit Quality Indicators
OFG categorizes its commercial loans into loan grades based on relevant information about the ability of borrowers to service their debts, such as economic conditions, portfolio risk characteristics, prior loss experience, and the results of periodic credit reviews of individual loans.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2025, and based on the most recent analysis performed, the risk category of loans held-for-investment subject to risk rating by class of loans, and current year gross charge-offs by year of origination are as follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$305,802	$150,531	$175,834	$163,812	$151,931	$189,743	$46,539	$1,184,192
Special Mention	3,662	4,409	13,388	3,604	20,966	2,105	—	48,134
Substandard	—	—	335	1,147	1,324	4,389	2,125	9,320
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	309,464	154,940	189,557	168,563	174,221	196,237	48,664	1,241,646
Commercial secured by real estate:
YTD gross charge-offs	—	—	13	—	184	1,799	—	1,996
Other commercial and industrial:
Loan grade:
Pass	185,535	124,680	194,517	30,738	17,356	22,222	672,040	1,247,088
Special Mention	—	5,959	700	14,306	14,001	165	11,872	47,003
Substandard	716	36	1,844	938	45,836	269	929	50,568
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	186,251	130,675	197,061	45,982	77,193	22,656	684,841	1,344,659
Other commercial and industrial:
YTD gross charge-offs	19	43	2,127	1,091	60	2,508	—	5,848
Commercial US:
Loan grade:
Pass	208,442	46,657	85,994	12,989	29,381	25,889	292,541	701,893
Special Mention	—	2,473	—	—	—	—	53,886	56,359
Substandard	6,419	8,447	25,069	15,429	—	—	14,871	70,235
Doubtful	—	1,488	—	—	—	—	—	1,488
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	214,861	59,065	111,063	28,418	29,381	25,889	361,298	829,975
Commercial US:
YTD gross charge-offs	—	—	9	2,963	3,647	—	—	6,619
Total commercial loans	$710,576	$344,680	$497,681	$242,963	$280,795	$244,782	$1,094,803	$3,416,280
Total YTD gross charge-offs	$19	$43	$2,149	$4,054	$3,891	$4,307	$—	$14,463

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2024, and based on the most recent analysis performed, the risk category of loans held-for-investment subject to risk rating by class of loans is as follows:

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
At December 31, 2025 and 2024, the balance of revolving commercial loans converted to term loans was $169.5 million and $191.9 million, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the ACL. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan and payment activity. The following table presents the amortized cost in mortgage and consumer loans held-for-investment based on payment performance as of December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Mortgage loans:
Performing	$62,161	$38,139	$17,443	$22,041	$28,000	$453,871	$—	$621,655
Nonperforming	—	1,001	1,032	323	471	14,573	—	17,400
Total mortgage loans:	62,161	39,140	18,475	22,364	28,471	468,444	—	639,055
Mortgage loans:
YTD gross charge-offs	—	—	23	—	—	11	—	34
Consumer loans:
Personal loans:
Performing	250,051	169,085	111,204	69,607	24,860	10,578	—	635,385
Nonperforming	375	981	968	836	358	82	—	3,600
Total personal loans	250,426	170,066	112,172	70,443	25,218	10,660	—	638,985
Personal loans:
YTD gross charge-offs	805	9,316	9,463	6,809	1,586	618	—	28,597
Credit lines:
Performing	—	—	—	—	—	—	9,247	9,247
Nonperforming	—	—	—	—	—	—	80	80
Total credit lines	—	—	—	—	—	—	9,327	9,327
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	215	215
Credit cards:
Performing	—	—	—	—	—	—	33,602	33,602
Nonperforming	—	—	—	—	—	—	698	698
Total credit cards	—	—	—	—	—	—	34,300	34,300
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	2,394	2,394
Overdrafts:
Performing	—	—	—	—	—	—	634	634
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	634	634
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	743	743
Total consumer loans	250,426	170,066	112,172	70,443	25,218	10,660	44,261	683,246
Total consumer loans YTD gross charge-offs	805	9,316	9,463	6,809	1,586	618	3,352	31,949
Total mortgage and consumer loans	$312,587	$209,206	$130,647	$92,807	$53,689	$479,104	$44,261	$1,322,301
Total mortgage and consumer loans YTD gross charge-offs	$805	$9,316	$9,486	$6,809	$1,586	$629	$3,352	$31,983

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans held-for-investment based on payment performance as of December 31, 2024:

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
At December 31, 2025 and 2024, the balance of mortgage and consumer revolving loans that were converted to term loans was $2.6 million and $2.2 million, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans based on FICO score. The following table presents the amortized cost in auto loans held-for-investment based on their most recent FICO score as of December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$136,367	$194,255	$172,718	$133,219	$67,654	$37,008	$741,221
661-699	142,244	105,568	71,691	44,588	21,474	10,979	396,544
700+	459,063	428,538	291,963	166,563	83,376	43,203	1,472,706
No FICO	6,198	8,017	5,152	4,038	2,103	911	26,419
Total auto loans	$743,872	$736,378	$541,524	$348,408	$174,607	$92,101	$2,636,890
Auto loans:
YTD gross charge-offs	$3,565	$18,326	$21,419	$14,164	$6,275	$5,058	$68,807
The following table presents the amortized cost in auto loans held-for-investment based on their most recent FICO score as of December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$157,865	$191,510	$163,990	$93,675	$41,016	$38,369	$686,425
661-699	172,579	116,145	69,573	36,607	15,583	13,720	424,207
700+	521,507	397,649	243,449	130,613	66,571	54,947	1,414,736
No FICO	5,266	6,630	5,616	3,255	1,265	1,633	23,665
Total auto loans	$857,217	$711,934	$482,628	$264,150	$124,435	$108,669	$2,549,033
Auto loans:
YTD gross charge-offs	$4,068	$21,603	$18,912	$8,552	$3,799	$4,717	$61,651
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding tables.
As of December 31, 2025 and 2024, accrued interest receivable on loans totaled $59.8 million and $60.9 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 11 – Accrued Interest Receivable and Other Assets for more information on accrued interest receivable on loans.

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
At December 31, 2025, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the commercial US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at December 31, 2025, continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as auto loan portfolio credit trends and the evolution of risk ratings applied to the commercial loans and collateral changes in real estate portfolios. There are still many unknown variables, including the results of the local and U.S. mainland governments’ fiscal and monetary actions resulting from the effect of inflation, geopolitical tension, and new trade and tax policies.

As of December 31, 2025, the ACL increased by $26.5 million compared to December 31, 2024. The provision for credit losses for 2025, reflected $69.9 million related to loan volume, $20.6 million in specific reserves and $18.5 million from economic and loss rate model assumptions adjustments.

The net charge-offs for 2025 amounted to $80.2 million, an increase of $12.4 million when compared to 2024. The increase corresponds to $8.8 million from commercial loans, mainly due to $6.1 million charge-offs and $1.3 million recoveries recognized related to the sale of non-performing commercial loans during 2025, and $4.2 million from auto loans, mainly as a result of higher loan volume. Net charge-offs for 2025 include $6.6 million from commercial US loans, compared to $3.6 million in 2024.
The following tables present the activity in OFG’s ACL by segment for 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of year	$44,814	$6,395	$31,818	$87,682	$170,709
Provision for (recapture of) credit losses	33,111	(1,196)	30,164	44,175	106,254
Charge-offs	(14,463)	(34)	(31,949)	(68,807)	(115,253)
Recoveries	2,481	1,193	3,433	29,422	36,529
Balance at end of year	$65,943	$6,358	$33,466	$92,472	$198,239
PCD:
Balance at beginning of year	$622	$4,514	$11	$7	$5,154
Provision for (recapture of) credit losses	2,390	(1,808)	(34)	(89)	459
Charge-offs	(3,459)	(59)	(1)	(22)	(3,541)
Recoveries	940	952	33	105	2,030
Balance at end of year	$493	$3,599	$9	$1	$4,102
Total allowance for credit losses at end of year	$66,436	$9,957	$33,475	$92,473	$202,341

Total net charge-offs for 2025, include $4.8 million from the non-performing commercial loans sale, of which $3.1 million had been previously reserved.

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

Total net charge-offs for 2024, include $3.5 million from previously and fully reserved nonperforming paycheck protection program (“PPP”) loans, partially offset by a recovery of $2.6 million from the sale of older, previously fully charged-off auto and consumer loans.

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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 7 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at beginning of year	$4,002	$10,780	$11,214
Additions	1,463	3,497	10,216
Sales	(3,976)	(11,894)	(13,880)
Decline in value	(345)	(720)	(1,152)
Other adjustments	1,346	2,339	4,383
Balance at end of year	$2,490	$4,002	$10,780

NOTE 8 — PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2025 and 2024 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life (Years)	December 31,
		2025	2024
		(In thousands)
Land	—	$4,031	$4,031
Buildings and improvements	20 — 40	78,199	77,267
Leasehold improvements	1 — 10	24,213	23,176
Furniture and fixtures	3 — 10	27,990	23,591
Information technology and other	3 — 7	53,799	69,787
		188,232	197,852
Less: accumulated depreciation and amortization		(94,678)	(93,340)
		$93,554	$104,512

Depreciation and amortization of premises and equipment totaled $20.5 million, $20.9 million and $20.4 million for 2025, 2024 and 2023, respectively. These are included in the consolidated statements of operations as part of occupancy, equipment and infrastructure costs.

During 2025, OFG recognized an impairment of $6.1 million from the acceleration of amortization of two information technology related assets used in loan operations, as they will not be used after December 31, 2025. This loss was recorded in the consolidated statements of operations as part of other non-interest income. The effect is included in the banking segment. No impairment was recognized during 2024.

Effective January 1, 2025, OFG adopted early the ASU 2025-06, which modernizes the accounting for internal-use software costs by removing references to development stages and introducing an agile based approach for capitalization, on a prospective transition method. Agile software development is an adaptive approach that emphasizes flexibility, integrated customer involvement, and speed. Agile methods are based on iterative and incremental development and feature requirements and solutions that evolve through collaboration between self-organizing, cross-functional teams, aligning more to OFG's software development strategies. As a result of this change in 2025, OFG capitalized internal-use software costs amounting to $715 thousand, included in premises and equipment on the consolidated statement of financial condition. The amortization expense related to this internal-use software of $282 thousand was recognized in occupancy, equipment and infrastructure costs on the consolidated statement of operations during 2025. OFG will continue to invest in technology, including internal-use software, for automation and continuous improvement in our operations.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 9 - SERVICING ASSETS
At December 31, 2025, the fair value of mortgage servicing rights was $66.3 million ($70.4 million — December 31, 2024).
The following table presents the changes in servicing rights measured using the fair value method for 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at beginning of year	$70,435	$49,520	$50,921
Acquired servicing rights	—	21,427	—
Servicing from mortgage securitization or asset transfers	2,699	1,737	2,560
Changes due to payments on loans	(5,391)	(3,979)	(4,163)
Changes in fair value due to changes in valuation model inputs or assumptions	(1,410)	1,730	202
Fair value at end of year	$66,333	$70,435	$49,520
During 2024, OFG acquired the servicing rights to a $1.7 billion mortgage loan portfolio that was being subserviced by the Bank. At the time of acquisition, the value of the servicing rights acquired amounted to $21.4 million.
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Constant prepayment rate	2.38% - 22.45%	1.09% - 15.28%	1.35% - 17.34%
Discount rate	10.00% - 15.50%	10.00% - 15.50%	10.00% - 15.50%
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	December 31,
	2025	2024
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$66,333	70,435
Weighted average life (in years)	8.0	7.9
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,186)	$(1,276)
Decrease in fair value due to 20% adverse change	$(2,331)	$(2,505)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,913)	$(3,103)
Decrease in fair value due to 20% adverse change	$(5,601)	$(5,966)
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
value of the mortgage loan servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.
Servicing fee income is based on a contractual percentage of the outstanding principal balance. Ancillary fees include various service charges such as late payment fees and fees for additional services. These fees are recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing and ancillary fees on mortgage loans for 2025, 2024 and 2023 totaled $22.5 million, $19.9 million and $19.0 million, respectively.
NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to Note 28 – Business Segments for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2025	$84,063	$178	$—	$84,241
December 31, 2024	$84,063	$178	$—	$84,241
December 31, 2023	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill as of December 31, 2025 and 2024. There were no accumulated impairment losses during 2025, 2024 and 2023.
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
During 2025 and 2024, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at December 31, 2025 and 2024.
The following table reflects the components of other intangible assets subject to amortization at December 31, 2025 and 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
December 31, 2025
Core deposit intangibles	$41,507	$33,960	$7,547
Customer relationship intangibles	12,693	10,386	2,307
Total other intangible assets	$54,200	$44,346	$9,854
December 31, 2024
Core deposit intangibles	$41,507	$30,187	$11,320
Customer relationship intangibles	12,693	9,231	3,462
Total other intangible assets	$54,200	$39,418	$14,782

In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with its acquisitions of insurance agencies. During 2025 and 2024, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at December 31, 2025 and 2024.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other intangible assets have a definite useful life. Amortization of other intangible assets for 2025, 2024 and 2023, was $4.9 million, $5.9 million and $6.9 million, respectively.
The following table presents the estimated remaining amortization of other intangible assets as of December 31, 2025:

Year Ending December 31,	(In thousands)
2026	$3,942
2027	2,956
2028	1,971
2029	985
NOTE 11 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at December 31, 2025 and 2024 consists of the following:

	December 31,
	2025	2024
	(In thousands)
Loans	$59,772	$60,864
Investment securities and other	11,338	10,803
	$71,110	$71,667
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $16.4 million at December 31, 2025, of which $14.9 million corresponded to loans in current status, and $18.1 million at December 31, 2024, of which $16.3 million corresponded to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in these moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At December 31, 2025 and 2024, the ACL for accrued interest receivable for loans that participated in moratorium programs amounted to $13 thousand and $68 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at December 31, 2025 and 2024 consist of the following:

	December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$20,463	$72,093
Other repossessed assets	3,457	6,595
Accounts receivable and other assets	68,371	70,191
	$92,291	$148,879
Prepaid expenses amounting to $20.5 million at December 31, 2025, include prepaid municipal, property and income taxes aggregating to $11.9 million. At December 31, 2024 prepaid expenses amounted to $72.1 million, including prepaid municipal, property and income taxes aggregating to $62.2 million.
Other repossessed assets totaled $3.5 million and $6.6 million at December 31, 2025 and 2024, respectively, and mainly consist of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 12 — DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of December 31, 2025 and 2024 consist of the following:

	December 31,
	2025	2024
	(In thousands)
Non-interest-bearing demand deposits	$2,626,768	$2,493,860
Interest-bearing savings and demand deposits	5,433,197	5,198,462
Retail certificates of deposit	1,220,141	1,170,560
Institutional certificates of deposit	642,652	585,829
Total core deposits	9,922,758	9,448,711
Brokered deposits	339,994	156,075
Total deposits	$10,262,752	$9,604,786
At December 31, 2025 and 2024, the aggregate amount of uninsured deposits was $5.386 billion (52.48% of total deposits) and $4.915 billion (51.17% of total deposits), respectively.
The weighted average interest rate of OFG’s deposits was 1.53% and 1.56%, respectively, at December 31, 2025 and 2024.
Interest expense for 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Demand and savings deposits	$87,901	$101,733	$48,722
Certificates of deposit	64,846	48,547	27,243
	$152,747	$150,280	$75,965
At December 31, 2025 and 2024, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $1.177 billion and $1.049 billion, respectively.
At December 31, 2025 and 2024, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.676 billion and $1.445 billion, respectively. These public funds were collateralized with securities and commercial loans amounting to $1.691 billion and $1.507 billion at December 31, 2025 and 2024, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $5.4 million and $3.1 million, the scheduled maturities of certificates of deposit at December 31, 2025 and 2024 are as follows:

	December 31,
	2025		2024
	Year-end amount	Uninsured amount	Year-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$751,849	$369,112	$645,919	$336,912
Over 3 months through 6 months	430,578	166,044	293,693	99,596
Over 6 months through 1 year	628,006	243,192	492,799	201,877
	1,810,433	778,348	1,432,411	638,385
Over 1 through 2 years	255,528	49,932	340,176	95,690
Over 2 through 3 years	70,597	6,470	63,044	9,017
Over 3 through 4 years	28,586	3,738	39,462	4,176
Over 4 through 5 years	32,186	4,251	33,549	4,084
Over 5 years	28	—	722	115
	$2,197,358	$842,739	$1,909,364	$751,467
The tables of scheduled maturities of certificates of deposit above includes brokered-deposits and IRAs.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $977 thousand and $3.2 million, as of December 31, 2025 and 2024, respectively. December 31, 2024 included $2.5 million overdrafts from two commercial clients that were repaid in the subsequent month.
NOTE 13— BORROWINGS AND RELATED INTEREST
Securities Sold under Agreements to Repurchase
At December 31, 2025 and 2024, securities underlying agreements to repurchase were delivered to, and held by, the counterparties with whom the repurchase agreements were transacted. The counterparties agreed to resell to OFG the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for OFG’s securities portfolio.
The following table shows OFG’s repurchase agreements, excluding accrued interest in the amount of $714 thousand and $222 thousand at December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In thousands)
Short-term fixed-rate repurchase agreements, with a weighted average interest rate of 3.62% (December 31, 2024 - 4.63%)	$100,000	$75,000
Repurchase agreements’ maturities at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(In thousands)
Under 90 days	$—	$75,000
Over 90 days to one year	100,000	—
Total	$100,000	$75,000

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following securities were sold under agreements to repurchase at December 31, 2025 and 2024:

Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(In thousands)
December 31, 2025
FNMA and FHLMC Certificates	$105,696	$100,000	$108,662	5.22%

December 31, 2024
FNMA and FHLMC Certificates	$81,409	$75,000	$80,968	5.25%
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain as collateral an amount of qualifying collateral which has a fair market value that is least equal to the FHLB-NY collateral maintenance level. At December 31, 2025 and 2024, these advances were secured by mortgage and commercial loans amounting to $1.3 billion and $1.1 billion, respectively. Further, at December 31, 2025 and 2024, OFG had an additional borrowing capacity with the FHLB of $351.1 million and $383.1 million, respectively. At December 31, 2025 and 2024, the weighted average remaining maturity of FHLB advances was 1.1 years and 4 months, respectively.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $1.6 million and $952 thousand at December 31, 2025 and 2024, respectively:

	December 31,
	2025	2024
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 3.79% (December 31, 2024 - 4.56%)	$55,000	$270,000
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.13% (December 31, 2024 - 3.79%)	400,000	55,000
	$455,000	$325,000
Advances from FHLB mature as follows:

	December 31,
	2025	2024
	(In thousands)
Over 90 days to one year	$55,000	$270,000
Over one to three years	400,000	55,000
	$455,000	$325,000
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the potential effect of rights of set-off associated with OFG’s recognized financial assets and liabilities at December 31, 2025 and 2024:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Liabilities Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Provided	Net Amount
	(In thousands)
December 31, 2025
Securities sold under agreements to repurchase	$100,000	$—	$100,000	$108,662	$—	$(8,662)

December 31, 2024
Securities sold under agreements to repurchase	$75,000	$—	$75,000	$80,968	$—	$(5,968)
NOTE 15 — EMPLOYEE BENEFIT PLANS
OFG offers three profit-sharing plans, participation is according to the employment region: Puerto Rico, the United States mainland and the USVI (collectively, the “Plans”). The Puerto Rico employee plan contains a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the PR Code, and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “US Code”). Under this plan, participants were permitted to contribute up to $20,000 in 2025.
The US and USVI profit-sharing plans provide a cash or deferred arrangement qualified under Sections 401(a) and 401(k) of the US Code. Under these plans, participants were permitted to contribute up to $23,500 in 2025.
The Plans are subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”), and cover all full-time employees of OFG who are 21 or older and at least have three months of employment. OFG’s matching contribution is 50 cents for each dollar contributed by an employee, up to 8% of such employee’s base salary. Each Plan is invested in accordance with the employee’s decision among the available investment alternatives provided by the Plans. The Plans are entitled to acquire and hold qualifying employer securities as part of their investment of the trust assets pursuant to ERISA Section 407. OFG’s contribution becomes 100% vested once the employee completes three years of service. During 2025, 2024 and 2023, OFG contributed $3.0 million, $2.9 million and $2.7 million, respectively, in cash to the Plans.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 16 — RELATED PARTY TRANSACTIONS
OFG grants loans to its directors and executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at the beginning of year	$338	$27,483	$32,792
New loans and disbursements	1,259	1	507
Repayments	(29)	(507)	(5,816)
Credits of persons no longer considered related parties	—	(26,639)	—
Balance at the end of year	$1,568	$338	$27,483
OFG also hired professional services amounting to $3.1 million, $3.2 million and $3.3 million for 2025, 2024, and 2023, respectively, from a related party.
NOTE 17 — INCOME TAXES
OFG is subject to the provisions of the PR Code. The PR Code imposes a maximum statutory corporate tax rate of 37.5%. OFG has operations in the mainland United States through its wholly owned subsidiaries OFG Ventures and OFG USA, which is a direct subsidiary of the Bank, and has two branches in the USVI. The United States subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, OFG’s wholly owned subsidiary, OFG Reinsurance, is tax exempt in Grand Cayman.
Under the PR Code, all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. OFG and its subsidiaries organized under the laws of Puerto Rico are generally subject to Puerto Rico regular income tax or the AMT on income earned from all sources. OFG’s subsidiaries organized outside of Puerto Rico are taxed in Puerto Rico only with respect to income from Puerto Rico sources or effectively connected to a Puerto Rico trade or business. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.
In January 2025, OFG adopted ASU 2023-09, which enhances income tax disclosures by requiring a tabular ETR reconciliation with specified categories and detailed breakdowns for significant reconciling items, as well as disaggregated reporting of income taxes paid by federal, state, and foreign jurisdictions.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Income before income tax expense for 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)

Domestic - Puerto Rico	$218,105	$236,129	$255,697
Foreign - US and USVI	16,012	17,619	9,551
Total income before income taxes	$234,117	$253,748	$265,248
The components of income tax expense for 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current income tax expense:
Domestic - Puerto Rico	$168,041	$16,914	$3,271
Foreign - US and USVI	14,646	17,103	12,756
Total current income tax expense	182,687	34,017	16,027
Deferred income tax (benefit) expense:
Domestic - Puerto Rico	(151,659)	23,020	68,429
Foreign - US and USVI	(2,014)	(1,459)	(1,080)
Total deferred income tax (benefit) expense	(153,673)	21,561	67,349
Total income tax expense:
Domestic - Puerto Rico	16,382	39,934	71,700
Foreign - US and USVI	12,632	15,644	11,676
	$29,014	$55,578	$83,376
In relation to the exempt income level, the Bank’s investment securities portfolio and loan portfolio generated net tax-exempt interest income of $25.2 million, $29.5 million and $28.6 million during 2025, 2024, and 2023, respectively. OIB generated exempt income of $10.6 million, $9.1 million and $3.9 million for 2025, 2024, and 2023, respectively.
OFG maintained an ETR lower than the statutory rate for 2025, primarily attributable to investments subject to preferential tax treatment under Puerto Rico law, the release of valuation allowance at the holding company level, a discrete benefit arising from the expiration of a tax closing agreement, and the purchase of tax credits at a discount, among other discrete tax benefits.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG’s income tax (benefit) expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Income tax expense at statutory rates	$87,794	37.50%	$95,156	37.50%	$99,468	37.50%
Domestic - Puerto Rico
Tax credits
Purchased tax credits	(3,876)	(1.66)%	(1,667)	(0.66)%	—	—%
Foreign tax credit	(8,125)	(3.47)%	(11,924)	(4.70)%	(10,020)	(3.78)%
Nontaxable or nondeductible items
Tax of exempt income, net	(13,462)	(5.75)%	(14,485)	(5.71)%	(12,201)	(4.60)%
Disallowed expense and net operating loss carryover	186	0.08%	232	0.09%	(353)	(0.13)%
Change in valuation allowance	(4,853)	(2.07)%	(2,168)	(0.85)%	(1,554)	(0.59)%
Unrecognized tax benefits, net	(1,005)	(0.43)%	69	0.03%	69	0.03%
Effect of income subject to preferential rate (1)	(13,166)	(5.62)%	5	—%	472	0.18%
Tax rate difference (ordinary vs capital)	—	—%	23	0.01%	(817)	(0.31)%
Preferential tax treatment on qualified investment activities	(22,822)	(9.75)%	(16,021)	(6.31)%	—	—%
Return to provision adjustments	470	0.20%	(2,091)	(0.82)%	(721)	(0.27)%
Stock-based compensation windfall	(674)	(0.29)%	(1,205)	(0.48)%	—	—%
Other items, net	186	0.07%	(324)	(0.13)%	(27)	(0.02)%
Foreign Tax Effects
US
Difference in tax rates due to multiple jurisdictions	(2,142)	(0.91)%	(1,929)	(0.76)%	(963)	(0.36)%
Withholding tax	10,407	4.45%	11,295	4.45%	9,922	3.74%
Disallowed expense and net operating loss carryover	4	—%	2	—%	3	—%
Return to provision adjustment	—	—%	8	—%	—	—%
Stock-based compensation windfall	(23)	(0.01)%	(27)	(0.01)%	—	—%
Other items, net	52	0.02%	—	—%	—	—%
USVI	63	0.03%	629	0.25%	98	0.04%
Income tax expense	$29,014	12.39%	$55,578	21.90%	$83,376	31.43%
(1) 2025 includes the impact of the expiration of a tax agreement from the 2019 acquisition of Scotiabank’s PR and USVI operations.
OFG’s ETR for 2025, 2024 and 2023 was 12.4%, 21.9% and 31.4%, respectively.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Income taxes paid, net of refunds for 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)

Domestic - Puerto Rico (1)	$64,276	$26,433	$967
Foreign - US and USVI
US – Federal	15,857	13,095	13,400
Other	1,399	543	640
Total income taxes paid, net of refunds	$81,532	$40,071	$15,007

(1) Income taxes paid includes purchased transferable tax credits of $61.7 million in 2025 and $20.0 million in 2024.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the ETR if realized. At December 31, 2025, the amount of unrecognized tax benefits was zero (December 31, 2024 - $1.0 million).
The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at beginning of year	$1,005	$936	$867
Additions for tax positions of prior years	—	69	69
Reduction for tax positions as a result of lapse of statute of limitations or new information resulting in a change in assessment	(1,005)	—	—
Balance at end of year	$—	$1,005	$936
OFG follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals of litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The amount of unrecognized tax benefits may increase or decrease in the future due to new or current tax year positions, expiration of open income tax returns, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity. During 2025, there was a net decrease in unrecognized tax benefit of $1.0 million as a result of the expiration of the statute of limitations during the first quarter of 2025.
The statute of limitations under the PR Code is four years and the statute of limitations under the US Code is three years, after a tax return is due or filed, whichever is later. OFG is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2021 to 2024, until the applicable statute of limitations expires. In addition, OFG’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2022 to 2024. Tax audits by their nature are often complex and can require several years to complete.
The determination of the deferred tax expense or benefit is generally based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of OFG’s net deferred tax assets assumes that OFG will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, OFG may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Significant components of OFG’s deferred tax assets and liabilities as of December 31, 2025, and 2024 were as follows:

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Allowance for credit losses and other reserves	$71,514	$62,913
Loans and other real estate valuation adjustment	1,205	1,211
Deferred loan charge-offs	—	4,523
Net operating loss carry forwards	19	4,878
Alternative minimum tax	193	13,822
Unrealized net loss on available-for-sale securities	1,536	16,125
Acquired loans tax basis	27,368	—
Acquired portfolio	21,754	29,620
Other assets allowances	1,424	2,022
Other deferred tax assets	27,465	21,470
Total gross deferred tax asset	152,478	156,584
Less: valuation allowance	(568)	(5,421)
Net gross deferred tax assets	151,910	151,163
Deferred tax liabilities:
Acquired loans tax basis	—	(137,022)
Servicing asset	(21,821)	(23,359)
Building valuation adjustment	(5,232)	(5,668)
FDIC-assisted Eurobank acquisition, net	(2,996)	(5,062)
Customer deposit and customer relationship intangibles	(1,426)	(2,981)
Goodwill	(6,079)	(3,167)
Scotiabank PR acquisition discount	(1,843)	(980)
Other deferred tax liabilities	(8,154)	(7,394)
Total gross deferred tax liabilities	(47,551)	(185,633)
Net deferred tax asset (liability)	$104,359	$(34,470)

As of December 31, 2025, OFG's net deferred tax asset, net of a valuation allowance of $568 thousand amounted to $104.4 million. The net deferred tax liability shown in the table above at December 31, 2024 is reflected in the consolidated balance sheet as $6.2 million in deferred tax assets, net of a valuation allowance of $4.7 million, and $40.7 million in the deferred tax liabilities, net with a valuation allowance of $694 thousand, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG.

The decrease in valuation allowance of $4.9 million is mainly related to a release in valuation allowance of deferred tax assets at the holding company level, primarily associated with NOLs, following the execution of a change in the tax classification of certain subsidiaries. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2025. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

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
As of December 31, 2025 and 2024, OFG and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2025 and 2024, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG’s and the Bank’s actual capital amounts and ratios as of December 31, 2025 and 2024 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of December 31, 2025
Total capital to risk-weighted assets	$1,437,596	15.24%	$990,781	10.50%	$943,601	10.00%
Tier 1 capital to risk-weighted assets	$1,318,633	13.97%	$802,061	8.50%	$754,881	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,318,633	13.97%	$660,521	7.00%	$613,341	6.50%
Tier 1 capital to average total assets	$1,318,633	10.71%	$492,568	4.00%	$615,711	5.00%
As of December 31, 2024
Total capital to risk-weighted assets	$1,367,692	15.52%	$925,305	10.50%	$881,242	10.00%
Tier 1 capital to risk-weighted assets	$1,256,906	14.26%	$749,056	8.50%	$704,994	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,256,906	14.26%	$616,870	7.00%	$572,807	6.50%
Tier 1 capital to average total assets	$1,256,906	10.93%	$460,138	4.00%	$575,172	5.00%

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2025
Total capital to risk-weighted assets	$1,378,822	14.70%	$985,075	10.50%	$938,167	10.00%
Tier 1 capital to risk-weighted assets	$1,260,530	13.44%	$797,442	8.50%	$750,533	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,260,530	13.44%	$656,717	7.00%	$609,808	6.50%
Tier 1 capital to average total assets	$1,260,530	10.31%	$489,159	4.00%	$611,449	5.00%
As of December 31, 2024
Total capital to risk-weighted assets	$1,301,684	14.86%	$919,781	10.50%	$875,982	10.00%
Tier 1 capital to risk-weighted assets	$1,191,547	13.60%	$744,585	8.50%	$700,786	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,191,547	13.60%	$613,187	7.00%	$569,388	6.50%
Tier 1 capital to average total assets	$1,191,547	10.45%	$456,144	4.00%	$570,179	5.00%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 19 – STOCK-BASED COMPENSATION PLAN
The Omnibus Plan provides for stock-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and dividend equivalents, as well as stock-based performance awards to key employees, officers, and directors.
The activity in outstanding options for 2025, 2024, and 2023 is set forth below:

	Year Ended December 31,
	2025		2024		2023
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Beginning of year	1,400	$17.44	16,600	$16.92	234,950	$16.38
Options exercised	(1,400)	17.44	(15,200)	16.88	(218,350)	16.34
End of year	—	$17.44	1,400	$17.44	16,600	$16.92
There were no options granted during 2025, 2024 and 2023. The average fair value of each option granted would have been estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in OFG’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.
OFG grants share unit awards that are based on performance and service. The restricted stock units granted under the Omnibus Plan predominantly vest over three years commencing at the date of grant, some in one third increments on each of the first three anniversaries of the grant date and others under a cliff vesting at the end of the three years, provided that the employee remains continuously employed with the OFG during that time. The performance shares granted under the Omnibus Plan consist of the opportunity to receive shares of OFG’s common stock provided that OFG achieves certain goals during a three-year performance cycle. The goals will be based on two metrics weighted equally: the Tangible Book Value (“TBV”) and the 3-years average Return on Average Tangible Common Equity (“ROATCE”). TBV measures OFG’s net asset value per share and average ROATCE measures how profitable OFG is relative to its total average tangible common equity. The TBV and average ROATCE metrics are equally weighted and work independently. The number of shares that will ultimately vest ranges from 50% to a 150% of target based on both performance (TBV and average ROATCE) conditions. The performance shares vest at the end of the three-year performance cycle.
The following table summarizes the activity in restricted and performance shares under the Omnibus Plan for 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
	Restricted Units and Performance Shares	Weighted Average Grant Date Fair Value	Restricted Units and Performance Shares	Weighted Average Grant Date Fair Value	Restricted Units and Performance Shares	Weighted Average Grant Date Fair Value
Beginning of year	378,290	$32.61	410,997	$25.43	408,832	$22.27
Restricted units granted	132,731	37.06	290,193	35.57	204,048	27.84
Restricted units lapsed	(153,342)	28.82	(268,406)	25.31	(181,692)	20.85
Restricted units forfeited	(6,273)	32.01	(54,494)	30.17	(20,191)	25.18
End of year	351,406	$32.58	378,290	$32.61	410,997	$25.43
During the year ended December 31, 2025, 58,985 shares of restricted stock (2024 - 162,451; 2023 - 106,350) and 73,746 performance shares (2024 - 127,742; 2023 - 97,698) were awarded under the Omnibus Plan. The total unrecognized compensation cost related to non-vested restricted units and performance shares at December 31, 2025 was $8.3 million and is expected to be recognized over a weighted-average period of 1.5 years. At December 31, 2025, there were 1,441,308 shares of common stock available for future grants under the Omnibus Plan.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 20 – STOCKHOLDERS’ EQUITY
Common Stock
At both December 31, 2025 and 2024, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both December 31, 2025 and 2024, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2025 and 2024, the Bank’s legal surplus amounted to $188.5 million and $169.5 million, respectively. During 2025, 2024, and 2023, OFG transferred $19.0 million, $18.6 million and $17.1 million, respectively, to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In April 2025, the Board approved a new $100 million stock repurchase program in addition to the $50 million stock repurchase program approved in October 2024. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
Under the Existing Repurchase Programs, OFG repurchased 2,253,819 shares during 2025 for a total of $91.6 million at an average price of $40.64 per share. In 2024 and 2023, OFG repurchased 1,791,414 and 743,699 shares, respectively, for a total of $70.3 million and $18.7 million, at an average price of $39.26 and $25.08 per share, under the approved stock repurchase programs for such periods.
At December 31, 2025, the estimated remaining number of shares that may be purchased under the Existing Repurchase Programs is 929,244 and was calculated by dividing the remaining balance of $38.1 million by $40.98 (closing price of OFG’s common stock at December 31, 2025).
OFG did not repurchase any shares of its common stock during 2025, 2024, and 2023, other than through its publicly announced stock repurchase programs.
The activity in connection with common shares held in treasury by OFG for 2025, 2024, and 2023, is set forth below:

	Year Ended December 31,
	2025		2024		2023
	Shares	Dollar Amount	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Balance at beginning of year	14,444,965	$296,991	12,820,078	$228,350	12,303,859	$211,135
Common shares used upon lapse of restricted stock units and options	(127,209)	(2,166)	(166,527)	(1,683)	(227,480)	(1,438)
Common shares repurchased from employee awards	56,492	2,646	—	—	—	—
Common shares repurchased as part of the stock repurchase programs	2,253,819	91,596	1,791,414	70,324	743,699	18,653
Balance at end of year	16,628,067	$389,067	14,444,965	$296,991	12,820,078	$228,350

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of December 31, 2025 and 2024, consisted of:

	December 31,
	2025	2024
	(In thousands)
Unrealized loss on securities available-for-sale	$(18,443)	$(105,930)
Income tax effect of unrealized loss on securities available-for-sale	1,537	16,091
Net unrealized loss on securities available-for-sale	(16,906)	(89,839)
Accumulated other comprehensive loss, net of income taxes	$(16,906)	$(89,839)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for 2025, 2024 and 2023:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	Net unrealized loss on securities available-for-sale
	(In thousands)
Beginning balance	$(89,839)	$(67,013)
Other comprehensive income (loss) before reclassifications	72,897	(22,826)
Amounts reclassified out of accumulated other comprehensive income (loss)	36	—
Other comprehensive income (loss)	72,933	(22,826)
Ending balance	$(16,906)	$(89,839)

	Year Ended December 31, 2023
	Net unrealized loss on securities available-for-sale	Net unrealized gain on cash flow hedges	Accumulated other comprehensive loss

Beginning balance	$(93,663)	$254	$(93,409)
Other comprehensive income (loss) before reclassifications	27,792	(5,647)	22,145
Amounts reclassified out of accumulated other comprehensive income (loss)	(1,142)	5,393	4,251
Other comprehensive income (loss)	26,650	(254)	26,396
Ending balance	$(67,013)	$—	$(67,013)

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents reclassifications out of accumulated other comprehensive loss for 2025, 2024 and 2023:

	Amount reclassified out of accumulated other comprehensive income (loss)
	Year Ended December 31,			Affected Line Item in Consolidated Statement of Operations
	2025	2024	2023
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$—	$—	$5,393	Net interest expense
Available-for-sale securities:
Loss on sale of investments	—	(7)	(1,149)	Other non-interest income
Tax effect from changes in tax rates	36	7	7	Income tax expense
	$36	$—	$4,251
NOTE 22 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Income available to common shareholders	$205,103	$198,170	$181,872

Average common shares outstanding	44,552	46,637	47,258
Effect of dilutive securities:
Average potential common shares-options	208	265	294
Total weighted average common shares outstanding and equivalents	44,760	46,902	47,552
Earnings per common share - basic	$4.60	$4.25	$3.85
Earnings per common share - diluted	$4.58	$4.23	$3.83
For 2025, 2024 and 2023, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to 603, 1,220 and 8,695, respectively.
During the first quarter of 2025, OFG increased its quarterly common stock cash dividend to $0.30 per share from $0.25 per share at December 31, 2024. During the first quarter of 2024, OFG increased its quarterly common stock cash dividend to $0.25 per share from $0.22 per share at December 31, 2023.
NOTE 23 – GUARANTEES
At December 31, 2025 and 2024, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $26.1 million and $25.3 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse, principally loans associated with FHLMC residential mortgage loan sales and securitization programs. At December 31, 2025 and 2024, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under the residential mortgage loan sale programs was $83.0 million and $90.5 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At December 31, 2025, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $111 thousand (December 31, 2024– $155 thousand).

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows the changes in OFG’s liability for estimated losses from credit recourse agreements included in the consolidated statements of financial condition during 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at beginning of year	$155	$102	$147
Net recoveries (charge-offs/terminations)	(44)	53	(45)
Balance at end of year	$111	$155	$102
The expected loss, which represents the amount expected to be lost on a given loan, considers the PD and loss severity. The PD represents the probability that a loan in good standing would become 120 days delinquent, in which case OFG is obligated to repurchase the loan.
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2025, 2024 and 2023, OFG repurchased $294 thousand, $455 thousand and $1.2 million, respectively, of unpaid principal balance in such mortgage loans. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG’s mortgage operations division groups mortgage loans into pools that are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA, FHLMC or other private investors for cash. As required under such mortgage-backed securities programs, quality review procedures are performed by OFG to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During 2025, 2024 and 2023, OFG repurchased $4.6 million, $6.1 million and $9.6 million of unpaid principal balance in mortgage loans, excluding mortgage loans sold subject to such credit recourse provision. At December 31, 2025 and 2024, OFG had a $249 thousand and $562 thousand liability, respectively, for the estimated credit losses related to these loans.
During 2025, 2024 and 2023, OFG recognized $43 thousand in gains, $53 thousand in losses and $220 thousand in gains, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, and $252 thousand in gains and $659 thousand in losses and $678 thousand in gains, respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.
At December 31, 2025, OFG serviced $5.7 billion (December 31, 2024 - $5.6 billion) in mortgage loans for third parties, including subserviced mortgage loans. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold and serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA or VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At December 31, 2025, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $5.0 million (December 31, 2024 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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
Credit-related financial instruments at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(In thousands)
Commitments to extend credit	$1,377,419	$1,360,351
Commercial letters of credit	231	1,096
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
At December 31, 2025 and 2024, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2025 and 2024, is as follows:

	December 31,
	2025	2024
	(In thousands)
Standby letters of credit and financial guarantees	$26,051	$25,321
Loans sold with recourse	83,014	90,464
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At December 31, 2025 and 2024, the ACL for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $1.7 million and $878 thousand, respectively, and is included in other liabilities in the statements of financial condition.
At December 31, 2025 and 2024, OFG maintained other non-credit commitments amounting to $17.8 million and $14.6 million, respectively, primarily for the acquisition of equity securities. In addition, as OFG continues to transform with a focus on simplification and building a culture of excellence and customer service, OFG continues to invest in technology that drives its strategy, namely digital, data analytics, cloud migration, cyber security, and sales and service capabilities. At December 31, 2025 and 2024, OFG had commitments for capital expenditures in technology amounting to $1.6 million and $953 thousand, respectively.

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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At December 31, 2025 and 2024, accrued liability for legal contingencies amounted to $605 thousand and $407 thousand, respectively. OFG continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. OFG also has an accrued liability for potential losses, operational errors, loss on theft not covered by insurance premiums, and uncollectible receivables, among other transactions, amounting to $182 thousand and $64 thousand at December 31, 2025 and 2024, respectively.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Operating Lease Cost

	Year Ended December 31,			Statement of Operations
	2025	2024	2023	Classification
	(In thousands)
Lease costs	$8,935	$9,474	$10,414	Occupancy and equipment
Variable lease costs	1,635	1,697	1,452	Occupancy and equipment
Short-term lease costs	585	384	529	Occupancy and equipment
Lease income	(51)	(77)	(123)	Occupancy and equipment
Total lease costs	$11,104	$11,478	$12,272
Operating Lease Assets and Liabilities

	December 31,		Statement of Financial Condition
	2025	2024	Classification
	(In thousands)
Right-of-use assets	$21,261	$19,197	Operating lease right-of-use assets
Lease Liabilities	$23,157	$21,388	Operating leases liabilities

	December 31,
	2025	2024
	(In thousands)
Weighted-average remaining lease term	4.4 years	4.8 years
Weighted-average discount rate	7.4%	7.6%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2025, were as follows:

Minimum Rent
As of December 31, 2025	(In thousands)
2026	$7,644
2027	6,520
2028	5,127
2029	3,527
2030	1,986
Thereafter	2,387
Total lease payments	$27,191
Less imputed interest	4,034
Present value of lease liabilities	$23,157
OFG, as lessor, leases or subleases real property to tenants under operating leases. As of December 31, 2025, no material lease concessions have been granted to tenants. As of December 31, 2025, OFG, as lessee, has not requested any lease concessions.

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
Investment securities
The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (“ICE”). ICE is a well-recognized pricing company and an established leader in financial information. Such securities are classified as Level 1 or Level 2, depending on the basis for determining fair value. At December 31, 2024, there was one security held-to-maturity, carried at amortized cost with no ACL established, classified as Level 3. Such security is no longer outstanding at December 31, 2025.
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
Collateral-dependent loans
OFG records nonrecurring fair value adjustments to collateral-dependent loans to reflect partial write-downs that are based on the fair value of the collateral in accordance with GAAP or the full charge-off of the loan carrying value. The impairment is measured based on the fair value of the collateral less estimated costs to sell. The fair value of the collateral is derived from appraisals, market quotes, and customized discounting. Currently, the loans are classified as Level 3.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,651	$2,509,231	$—	$2,510,882
Trading securities	—	23	—	23
Money market investments	4,261	—	—	4,261
Servicing assets	—	—	66,333	66,333
	$5,912	$2,509,254	$66,333	$2,581,499

Non-recurring fair value measurements:
Collateral-dependent loans	$—	$—	$3,065	$3,065
Foreclosed real estate	—	—	2,490	2,490
Other repossessed assets	—	—	3,457	3,457
Mortgage loans held for sale	—	—	12,483	12,483
Other loans held for sale	—	—	3,062	3,062
	$—	$—	$24,557	$24,557

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,150	$2,337,055	$—	$2,338,205
Trading securities	—	18	—	18
Money market investments	6,670	—	—	6,670
Servicing assets	—	—	70,435	70,435
	$7,820	$2,337,073	$70,435	$2,415,328

Non-recurring fair value measurements:
Collateral-dependent loans	$—	$—	$6,877	$6,877
Foreclosed real estate	—	—	4,002	4,002
Other repossessed assets	—	—	6,595	6,595
Mortgage loans held for sale	—	—	13,286	13,286
Other loans held for sale	$—	$—	$4,446	4,446
	$—	$—	$35,206	$35,206
The fair value information included in the tables above for non-recurring fair value measurements is not as of year-end. Instead, it is as of the date that the fair value measurement was recorded closest to December 31, 2025 and 2024, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
At December 31, 2025, collateral-dependent loans valued using Level 3 inputs comprised loans with principal balances amounting to $3.1 million and an allowance of $387 thousand reflecting a fair value of $2.7 million. At December 31, 2024, collateral-dependent loans valued using Level 3 inputs comprised loans with principal balances amounting to $6.9 million and an allowance of $115 thousand reflecting a fair value of $6.8 million.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2025, 2024 and 2023:
Level 3 Instruments Only

	Year Ended December 31,
	2025	2024	2023
	Servicing Assets	Servicing Assets	Other debt securities available for sale	Servicing Assets	Total
	(In thousands)
Balance at beginning year	$70,435	$49,520	406	$50,921	$51,327
New instruments acquired	2,699	23,164	—	2,560	2,560
Principal repayments and amortization	(5,391)	(3,979)	—	(4,163)	(4,163)
Instrument converted to equity security	—	—	(406)	—	(406)
Gain included in earnings	(1,410)	1,730	—	202	202
Balance at end of year	$66,333	$70,435	$—	$49,520	$49,520
Servicing assets losses included in earnings during 2025, 2024 and 2023 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 9– Servicing Assets.
There were no liabilities measured at fair value on a recurring basis and non-recurring basis at December 31, 2025 and 2024. The table below presents quantitative information for all assets measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at December 31, 2025 and 2024:

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)
Servicing assets	$66,333	Cash flow valuation	Constant prepayment rate	2.38% - 22.45%	5.61%
			Discount rate	10.00% - 15.50%	11.62%

Collateral-dependent loans	$3,065	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 33.20%	24.67%

Foreclosed real estate	$2,490	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 33.20%	13.29%

Other repossessed assets	$3,457	Fair value of property or collateral	Estimated net realizable value less disposition costs	39.00% - 70.00%	49.94%

Mortgage loans held for sale	$12,483	Market prices	Pricing and execution whole loan	94.54% - 101.73%	97.09%

Other loans held for sale	$3,062	Bids or sales contract prices	Estimated market value	34.00% - 95.24%	54.89%

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$70,435	Cash flow valuation	Constant prepayment rate	1.09% - 15.28%	5.83%
			Discount rate	10.00% - 15.50%	11.61%

Collateral-dependent loans	$6,877	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	18.14%

Foreclosed real estate	$4,002	Fair value of property or collateral	Appraised value less disposition costs	10.20% - 33.20%	13.16%

Other repossessed assets	$6,595	Fair value of property or collateral	Estimated net realizable value less disposition costs	37.00% - 69.00%	54.73%

Mortgage loans held for sale	$13,286	Fair value of property	Estimated net realizable value	89.38% - 101.38%	95.01%

Other loans held for sale	$4,446	Bids or sales contract prices	Estimated market value	101.21% - 101.21%	101.21%
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair value and carrying value of OFG’s financial instruments at December 31, 2025 and 2024 was as follows:

	December 31,
	2025		2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$1,040,335	$1,040,335	$591,137	$591,137
Investment securities available-for-sale	$1,651	$1,651	$1,150	$1,150
Level 2
Financial Assets:
Trading securities	$23	$23	$18	$18
Investment securities available-for-sale	$2,509,231	$2,509,231	$2,337,055	$2,337,055
Investment securities held-to-maturity	$225,065	$269,498	$232,152	$292,158
Federal Home Loan Bank (FHLB) stock	$27,421	$27,421	$24,280	$24,280
Equity securities	$35,317	$35,317	$30,616	$30,616
Level 3
Financial Assets:
Investment securities held-to-maturity	$—	$—	$35,022	$35,000
Total loans, net (including loans held-for-sale)	$8,002,176	$8,014,246	$7,567,075	$7,633,831
Accrued interest receivable	$71,110	$71,110	$71,667	$71,667
Servicing assets	$66,333	$66,333	$70,435	$70,435
Accounts receivable and other assets	$68,371	$68,371	$70,191	$70,191
Financial Liabilities:
Deposits	$10,281,789	$10,262,752	$9,625,803	$9,604,786
Securities sold under agreements to repurchase	$100,037	$100,714	$75,226	$75,222
Advances from FHLB	$457,679	$456,581	$324,510	$325,952
Other borrowings	$9	$9	$—	$—
Accrued expenses and other liabilities	$209,997	$209,997	$146,771	$146,771

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2025 and 2024:
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
•The fair value of investment securities, including trading securities, is based on quoted market prices, when available, or prices provided by contracted pricing providers or by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Equity securities do not have readily available fair values and are measured at cost, less any impairment. At December 31, 2024, the estimated fair value of the AFICA bond in other debt securities held-to-maturity was determined by using a detailed DCF valuation model to calculate the present value of projected future cash flows. The credit losses were recorded using the ACL methodology. This involved comparing the amortized cost of the securities with the fair value of the expected future cash flows. Several assumptions requiring a high degree of judgment included the selection of market discount rates, the determination of current credit spread, and the estimation of both the PD and LGD rates.
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 27 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Banking service revenues:
Electronic banking fees	$50,239	$52,275	$54,109
Checking accounts fees	8,272	8,102	8,924
Savings accounts fees	1,265	1,233	1,334
Credit life commissions	89	134	318
Branch service commissions	1,236	1,323	1,538
Servicing and other loan fees	2,386	3,090	3,120
International fees	901	748	720
Miscellaneous income	55	18	15
Total banking service revenues	$64,443	$66,923	70,078

Wealth management revenue:
Insurance income	$18,864	$17,991	$17,178
Broker fees	10,056	8,781	7,375
Trust fees	8,845	8,850	8,402
Other fees	—	—	35
Total wealth management revenue	$37,765	$35,622	$32,990

Mortgage banking activities:
Net servicing fees	$15,687	$17,291	15,077
Net gains on sale of mortgage loans and valuation	3,448	2,026	2,993
Net (loss) gain on repurchased loans and other	(2)	(681)	717
Total mortgage banking activities	$19,133	$18,636	18,787
Total banking and financial service revenues	$121,341	$121,181	$121,855
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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

NOTE 28 – BUSINESS SEGMENTS
OFG segregates its businesses into the following three segments of business: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. OFG measures the performance of these segments based on pre-established goals across various financial parameters, such as net income. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodic basis and may change if the conditions warrant.

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
OFG’s chief operating decision maker (“CODM”) is the chief executive officer (“CEO”). The CODM evaluates the performance of the Banking, Wealth Management and Treasury segments primarily based on net income, which guides

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
resource allocation across segments. The CODM also continuously monitors performance and adjusts as necessary. Additionally, OFG employs a forecasting process to project future performance and resource needs, which are reviewed and updated regularly to ensure alignment with strategic goals.
Following are the results of operations and the selected financial information by operating segment for 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$636,790	$21	$149,625	$786,436	$(5,500)	$780,936
Interest expense	(143,644)	—	(34,325)	(177,969)	5,500	(172,469)
Net interest income	493,146	21	115,300	608,467	—	608,467
Provision for credit losses	(107,453)	—	(60)	(107,513)	—	(107,513)
Non-interest income, net	82,204	38,825	1,947	122,976	—	122,976
Non-interest expenses [1]
Compensation and employee benefits	(150,954)	(10,352)	(1,120)	(162,426)	—	(162,426)
Occupancy, equipment and infrastructure costs	(38,583)	(668)	(72)	(39,323)	—	(39,323)
Depreciation and amortization of premises and equipment	(20,388)	(50)	(20)	(20,458)	—	(20,458)
Electronic banking charges	(47,077)	—	—	(47,077)	—	(47,077)
Information technology expenses	(26,616)	(190)	—	(26,806)	—	(26,806)
Professional and service fees	(20,680)	(2,898)	(127)	(23,705)	—	(23,705)
Loan servicing and clearing expenses	(6,893)	(1,798)	(454)	(9,145)	—	(9,145)
Amortization of other intangible assets	(1,154)	—	—	(1,154)	—	(1,154)
Intersegment expenses	4,010	(2,311)	(1,699)	—	—	—
Other [2]	(57,338)	(1,877)	(504)	(59,719)	—	(59,719)
Total non-interest expense	(365,673)	(20,144)	(3,996)	(389,813)	—	(389,813)
Income before income taxes	$102,224	$18,702	$113,191	$234,117	$—	$234,117
Income tax expense	(28,771)	(17)	(226)	(29,014)	—	(29,014)
Net income	$73,453	$18,685	$112,965	$205,103	$—	$205,103
Total assets	$10,042,544	$30,742	$3,771,871	$13,845,157	$(1,379,500)	$12,465,657
Expenditures for long-lived assets	$18,377	$3	$2	$18,382	$—	$18,382

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
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $283.9 million and $278.4 million at December 31, 2025 and 2024, respectively, which is used to fund Oriental Overseas operations, is included in the Treasury Segment with its corresponding interest expense, and the related interest income is included in the Banking Segment, and are eliminated in the

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year was mainly as a result of higher interest rate.

	Year Ended December 31, 2024
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$619,328	$26	$134,970	$754,324	$(4,047)	$750,277
Interest expense	(147,661)	—	(18,223)	(165,884)	4,047	(161,837)
Net interest income	471,667	26	116,747	588,440	—	588,440
(Provision for) recapture of credit losses	(82,436)	—	185	(82,251)	—	(82,251)
Non-interest income, net	86,720	36,522	7	123,249	—	123,249
Non-interest expenses [1]
Compensation and employee benefits	(149,194)	(9,527)	(989)	(159,710)	—	(159,710)
Occupancy, equipment and infrastructure costs	(37,407)	(721)	(121)	(38,249)	—	(38,249)
Depreciation and amortization of premises and equipment	(20,807)	(48)	(19)	(20,874)	—	(20,874)
Electronic banking charges	(42,816)	—	—	(42,816)	—	(42,816)
Information technology expenses	(27,394)	(187)	(1)	(27,582)	—	(27,582)
Professional and service fees	(15,804)	(2,875)	(197)	(18,876)	—	(18,876)
Loan servicing and clearing expenses	(5,937)	(1,455)	(543)	(7,935)	—	(7,935)
Amortization of other intangible assets	(1,385)	—	—	(1,385)	—	(1,385)
Intersegment expenses	3,518	(2,121)	(1,397)	—	—	—
Other [2]	(56,173)	(1,720)	(370)	(58,263)	—	(58,263)
Total non-interest expense	(353,399)	(18,654)	(3,637)	(375,690)	—	(375,690)
Income before income taxes	$122,552	$17,894	$113,302	$253,748	$—	$253,748
Income tax expense	(55,402)	(10)	(166)	(55,578)	—	(55,578)
Net income	$67,150	$17,884	$113,136	$198,170	$—	$198,170
Total assets	$9,513,074	$34,219	$3,192,845	$12,740,138	$(1,239,404)	$11,500,734
Expenditures for long-lived assets	$21,336	$—	$—	$21,336	$—	$21,336

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

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During 2025, 2024 and 2023, the Bank paid $125.0 million, $75.0 million and $45.0 million, respectively, in dividends to OFG Bancorp. During 2025, 2024 and 2023 OFG Reinsurance paid $2.5 million, $3.2 million and $4.0 million, respectively, in dividends to OFG Bancorp. During 2025 and 2024, Oriental Insurance paid $5.0 million and $9.5 million, respectively, in earnings and profits to OFG Bancorp. During 2023, Oriental Insurance did not pay earnings and profits to OFG Bancorp. During 2025, Oriental Financial Services paid $5.0 million in earnings and profits to OFG Bancorp. During 2024 and 2023, Oriental Financial Services did not pay earnings and profits to OFG Bancorp.
OFG BANCORP
CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION
(Holding Company Only)
The following condensed financial information presents the financial position of the holding company only as of December 31, 2025 and 2024, and the results of its operations and its cash flows for 2025, 2024 and 2023:

	December 31,
	2025	2024
	(In thousands)
ASSETS
Cash and cash equivalents	$32,900	$40,570
Investment in bank subsidiary, equity method	1,331,724	1,188,830
Investment in nonbank subsidiaries, equity method	38,850	38,879
Deferred tax asset, net	174	231
Due from bank subsidiary, net	50	57
Other assets	1,902	504
Total assets	$1,405,600	$1,269,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividends payable	13,279	11,640
Accrued expenses and other liabilities	2,315	3,051
Due to non-bank subsidiary, net	1	9
Total liabilities	15,595	14,700
Stockholders’ equity	1,390,005	1,254,371
Total liabilities and stockholders’ equity	$1,405,600	$1,269,071

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG BANCORP
CONDENSED STATEMENTS OF OPERATIONS INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Income:
Interest income	$2,399	$3,667	$3,712
Investment trading activities, net and other	5,031	9,586	7,040
Total income	7,430	13,253	10,752
Expenses:
Operating expenses	6,621	9,562	8,230
Total expenses	6,621	9,562	8,230
Income before income taxes	809	3,691	2,522
Income tax expense	644	3,881	3,846
Income (loss) before earnings of subsidiaries	165	(190)	(1,324)
Equity in earnings from:
Bank subsidiary	189,536	185,699	170,658
Nonbank subsidiaries	15,402	12,661	12,538
Net income	$205,103	$198,170	$181,872

OFG BANCORP
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$205,103	$198,170	$181,872
Other comprehensive income (loss):
Other comprehensive income (loss) from bank subsidiary	72,933	(22,826)	26,396
Other comprehensive income (loss)	72,933	(22,826)	26,396
Comprehensive income	$278,036	$175,344	$208,268

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG BANCORP
CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
(Holding Company Only)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$205,103	$198,170	$181,872
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from banking subsidiary	(189,536)	(185,699)	(170,658)
Equity in earnings from nonbanking subsidiaries	(15,402)	(12,661)	(12,538)
Net (increase) decrease in due to non-bank subsidiary, net	(8)	5	3
Stock-based compensation	702	642	731
Deferred income tax, net	58	62	630
Net decrease in other assets	1,259	5,413	1,270
Net (decrease) increase in accrued expenses and other liabilities	(748)	(1,836)	2,149
Dividends from banking subsidiary	125,000	75,000	45,000
Dividends and earnings and profits from non-banking subsidiaries	12,500	12,700	4,000
Net cash provided by operating activities	138,928	91,796	52,459
Cash flows from investing activities:
Capital contribution to non-banking subsidiary	(1,961)	(4,000)	—
Dissolution of non-banking subsidiary	2,413	—	—
Additions to premises and equipment	(52)	(9)	(30)
Net cash provided by (used in) investing activities	400	(4,009)	(30)
Cash flows from financing activities:
Exercise of stock options and restricted units lapsed, net	(3,528)	(4,368)	(1,689)
Purchase of treasury stock	(91,596)	(70,324)	(18,653)
Dividends paid	(51,874)	(45,646)	(41,011)
Net cash used in financing activities	(146,998)	(120,338)	(61,353)
Net change in cash and cash equivalents	(7,670)	(32,551)	(8,924)
Cash and cash equivalents at beginning of year	40,570	73,121	82,045
Cash and cash equivalents at end of year	$32,900	$40,570	$73,121

NOTE 30 – SUBSEQUENT EVENTS
In January 2026, OFG announced that its Board approved the increase of its regular quarterly cash dividend to $0.35 per common share from $0.30 per share, beginning in the quarter ending March 31, 2026. The Board also approved a new $200 million stock repurchase program. This new, open-ended program is in addition to the existing $100 million stock repurchase program approved by the Board in April 2025 and the $50 million stock repurchase program adopted in October
2024, both of which had a combined $38.1 million available for repurchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
OFG’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2025, an evaluation was carried out under the supervision and with the participation of OFG’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of OFG’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, OFG’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by OFG in the reports that it files or submits under the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within OFG to disclose material information otherwise required to be set forth in OFG’s periodic reports.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of 2025, that has materially affected, or is reasonably likely to materially affect, OFG’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

(a) None.

(b) None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

As described below, Items 10 through 14 (except with respect to the information set forth below under Item 12) are incorporated herein by reference to OFG’s definitive proxy statement to be filed with the SEC in March 2026 (and, in any event, not later than 120 days after the close of the fiscal year covered by this annual report on Form 10-K), pursuant to SEC Regulation 14A in connection with our annual meeting of shareholders to be held April 22, 2026, which involves the election of directors.

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010, 2013, 2020 and 2023. The following table shows certain information pertaining to the awards under the Omnibus Plan as of December 31, 2025:

	(a)		(b)	(c)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	351,406	(1)	$—	1,441,308
	351,406		$—	1,441,308
____________________
(1) Includes 159,442 restricted stock units and 191,964 performance share units.
OFG recorded $6.2 million, $7.2 million and $5.0 million related to stock-based compensation expense during 2025, 2024 and 2023, respectively.
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
Management’s Report on Internal Control Over Financial Reporting

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Condition as of December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

Notes to the Consolidated Financial Statements
Financial Statement Schedules
No schedules are presented because the information is not applicable or is included in the accompanying consolidated financial statements or in the notes thereto described above.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

Exhibits

Exhibit No.:	Description of Document:

3.1	Composite Certificate of Incorporation. (1)

3.2	Amended and Restated By-Laws.(2)

4.1	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (3)

4.2	Form of Common Stock Certificate (4)

10.1	Amended and Restated Change in Control Compensation Agreement dated as of July 28, 2021 between OFG and José R. Fernández.(5)

10.2	OFG Bancorp 2007 Omnibus Performance Incentive Plan, as amended and restated.(6)

10.3	Form of qualified stock option award and agreement (7)

10.4	Form of restricted stock award and agreement (8)

10.5	Form of restricted unit award and agreement (9)

10.6	Form of performance shares award and agreement (10)

10.7	Employment Agreement dated as of December 21, 2023 between OFG and José R. Fernández (11)

10.8	OFG Bancorp Nonqualified Deferred Compensation Plan (12)

10.9	OFG Bancorp Nonqualified Deferred Compensation Plan Adoption Agreement (13)

19.1	OFG Insider Trading and Blackout Policy (14)

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Recoupment Policy (15)

101.1
The following materials from OFG’s annual report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, and (v) Consolidated Statements of Cash Flow.

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
(6)Incorporated herein by reference to Exhibit 4.1 of OFG’s registration statement on Form S-8 (File No. 333-276295) filed with the SEC on December 28, 2023.
(7)Incorporated herein by reference to Exhibit 10.1 of OFG’s registration statement on Form S-8 filed with the SEC on November 30, 2007.
(8)Incorporated herein by reference to Exhibit 10.2 of OFG’s registration statement on Form S-8 filed with the SEC on November 30, 2007.
(9)Incorporated herein by reference to Exhibit 10.1 of OFG’s quarterly report on Form 10-Q filed with the SEC on May 8, 2015.
(10)Incorporated herein by reference to Exhibit 10.1 of OFG’s quarterly report on Form 10-Q filed with the SEC on November 2, 2018.
(11)Incorporated herein by reference to Exhibit 10.1 of OFG’s current report on Form 8-K filed with the SEC on December 22, 2023.
(12)Incorporated herein by reference to Exhibit 4.1 of OFG’s registration statement on Form S-8 (File No. 333-276296) filed with the SEC on December 28, 2023.
(13)Incorporated herein by reference to Exhibit 4.2 of OFG’s registration statement on Form S-8 (File No. 333-276296) filed with the SEC on December 28, 2023.
(14)Incorporated herein by reference to Exhibit 19.1 of OFG’s annual report on Form 10-K filed with the SEC on February 27, 2025.
(15)Incorporated herein by reference to Exhibit 97.1 of OFG’s annual report on Form 10-K filed with the SEC on February 26, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: February 25, 2026
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: February 25, 2026
Maritza Arizmendi Díaz Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ José Rafael Fernández	Dated: February 25, 2026
José Rafael Fernández Chairman of the Board

By:	/s/ Jorge Colón Gerena	Dated: February 25, 2026
Jorge Colón Gerena Director

By:	/s/ Annette Franqui	Dated: February 25, 2026
Annette Franqui Director

By:	/s/ Angel Vázquez	Dated: February 25, 2026
Angel Vázquez Director

By:	/s/ Néstor de Jesús	Dated: February 25, 2026
Néstor de Jesús Director

By:	/s/ Susan S. Harnett	Dated: February 25, 2026
Susan S. Harnett Director

By:	/s/ Rafael Vélez	Dated: February 25, 2026
Rafael Vélez Director

By:	/s/ Lynda Grindstaff	Dated: February 25, 2026
Lynda Grindstaff Director

By:	/s/ Roberto García	Dated: February 25, 2026
Roberto García Director