Form 10-K/A
period 2025-12-31
OFG BANCORP
filed 2026-03-05
CIK 1030469

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) of OFG Bancorp (the “Company”), as originally filed (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2026 solely to correct the cover page to the Annual Report, which checked the incorrect box regarding well-known seasoned issuer status.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Filing, and we have not updated disclosures included therein to reflect any subsequent developments or events.

Part IV of our Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment:

(a)(3) The following exhibits are filed with this Amendment:

Exhibit No.	Description of Document:

31.1*	Certification of José Rafael Fernández, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Maritza Arizmendi, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: March 5, 2026
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: March 5, 2026
Maritza Arizmendi Díaz Chief Financial Officer