Form 10-Q
period 2026-03-31
OFG BANCORP
filed 2026-05-08
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
42,258,391 common shares ($1.00 par value per share) outstanding as of April 30, 2026

FORWARD-LOOKING STATEMENTS
The information included in this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of OFG Bancorp (“we,” “our,” “us,” the “Company,” or “OFG”), including, but not limited to, statements with respect to the adequacy of the allowance for credit losses (“ACL”), delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on OFG’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions are generally intended to identify forward-looking statements.
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
•a credit default by the United States (“U.S.”) government or a downgrade in the credit ratings of the U.S. government;

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

•the impact of changes in trade policies of the federal government, including the changes in imported goods tariffs, as well as the impact of federal spending cuts on federal emergency and stimulus funds, and their effect on the economy;
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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31,	December 31,
	2026	2025
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$631,672	$1,036,074
Money market investments	4,827	4,261
Total cash and cash equivalents	636,499	1,040,335
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2025 - $163)	24	23
Investment securities available-for-sale, at fair value, with amortized cost of $2,498,737 (December 31, 2025 - $2,529,325); no allowance for credit losses	2,460,172	2,510,882
Investment securities held-to-maturity, at amortized cost, with fair value of $219,848 (December 31, 2025 - $225,065); no allowance for credit losses	264,580	269,498
Equity securities	63,682	62,738
Total investments	2,788,458	2,843,141
Loans:
Loans held-for-sale, at lower of cost or fair value	8,967	15,545
Loans held-for-investment, net of allowance for credit losses of $203,956 (December 31, 2025 - $202,341)	8,031,107	7,998,701
Total loans	8,040,074	8,014,246
Other assets:
Foreclosed real estate	2,037	2,490
Accrued interest receivable	69,685	71,110
Deferred tax assets, net	120,431	104,359
Premises and equipment, net	92,731	93,554
Customers’ liability on acceptances	22,665	22,442
Servicing assets	67,228	66,333
Goodwill	84,241	84,241
Other intangible assets	8,869	9,854
Operating lease right-of-use assets	20,275	21,261
Other assets	94,710	92,291
Total assets	$12,047,903	$12,465,657
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 (CONTINUED)

	March 31,	December 31,
	2026	2025
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,347,977	$5,799,985
Savings accounts	2,367,531	2,259,980
Time deposits	2,133,764	2,202,787
Total deposits	9,849,272	10,262,752
Borrowings:
Securities sold under agreements to repurchase	100,086	100,714
Advances from the FHLB	456,581	456,581
Other borrowings	—	9
Total borrowings	556,667	557,304
Other liabilities:
Acceptances executed and outstanding	22,665	22,442
Operating lease liabilities	22,088	23,157
Deferred tax liabilities, net	337	—
Accrued expenses and other liabilities	229,979	209,997
Total liabilities	10,681,008	11,075,652
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 42,257,281 shares outstanding (December 31, 2025 - 59,885,234 shares issued; 43,257,167 shares outstanding)	59,885	59,885
Additional paid-in capital	640,656	642,973
Legal surplus	193,787	188,490
Retained earnings	938,349	904,630
Treasury stock, at cost, 17,627,953 shares (December 31, 2025 - 16,628,067 shares)	(432,209)	(389,067)
Accumulated other comprehensive loss, net of tax of $4,992 (December 31, 2025 - $1,537)	(33,573)	(16,906)
Total stockholders’ equity	1,366,895	1,390,005
Total liabilities and stockholders’ equity	$12,047,903	$12,465,657
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

	Quarter Ended March 31,
	2026	2025
	(In thousands, except per share data)
Interest income:
Loans	$158,554	$153,408
Mortgage-backed securities	29,123	28,457
Investment securities and other	6,449	7,357
Total interest income	194,126	189,222
Interest expense:
Deposits	33,868	36,292
Securities sold under agreements to repurchase	1,855	710
Advances from FHLB and other borrowings	4,590	3,149
Total interest expense	40,313	40,151
Net interest income	153,813	149,071
Provision for credit losses	22,483	25,688
Net interest income after provision for credit losses	131,330	123,383
Non-interest income:
Banking service revenue	16,944	15,981
Wealth management revenue	8,913	8,455
Mortgage banking activities	6,131	4,776
Total banking and financial service revenues	31,988	29,212
Other non-interest income	179	305
Total non-interest income	32,167	29,517
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025 (CONTINUED)

	Quarter Ended March 31,
	2026	2025
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	41,347	39,932
Occupancy, equipment and infrastructure costs	13,418	14,820
Electronic banking charges	8,604	9,670
Information technology expenses	6,597	6,287
Professional and service fees	6,214	5,118
Taxes, other than payroll and income taxes	4,133	3,726
Insurance	2,873	2,766
Advertising, business promotion, and strategic initiatives	3,016	2,617
Loan servicing and clearing expenses	2,564	2,234
Communication	1,099	1,120
Printing, postage, stationery and supplies	1,487	1,147
Director and investor relations	313	333
Foreclosed real estate and other repossessed assets (income) expenses, net	(114)	1,028
Other	3,152	2,654
Total non-interest expense	94,703	93,452
Income before income taxes	68,794	59,448
Income tax expense	14,857	13,876
Net income available to common shareholders	$53,937	$45,572
Earnings per common share:
Basic	$1.26	$1.01
Diluted	$1.26	$1.00
Average common shares outstanding and equivalents	42,956	45,509
Cash dividends per share of common stock	$0.35	$0.30
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Net income	$53,937	$45,572
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(20,122)	38,113
Other comprehensive (loss) income before taxes	(20,122)	38,113
Income tax effect	3,455	(6,275)
Other comprehensive (loss) income after taxes	(16,667)	31,838
Comprehensive income	$37,270	$77,410
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Common stock:
Balance at the beginning and end of period	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	642,973	639,786
Stock-based compensation expense	1,386	1,615
Lapsed restricted stock units	(3,703)	(2,926)
Balance at end of period	640,656	638,475
Legal surplus:
Balance at beginning of period	188,490	169,537
Transfer from retained earnings	5,297	4,368
Balance at end of period	193,787	173,905
Retained earnings:
Balance at beginning of period	904,630	771,993
Net income	53,937	45,572
Cash dividends declared on common stock[1]	(14,921)	(11,173)
Transfer to legal surplus	(5,297)	(4,368)
Balance at end of period	938,349	802,024
Treasury stock:
Balance at beginning of period	(389,067)	(296,991)
Stocks repurchased	(44,473)	(23,392)
Lapsed restricted stock units and options, net of employee awards repurchased	1,331	(544)
Balance at end of period	(432,209)	(320,927)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(16,906)	(89,839)
Other comprehensive (loss) gain, net of tax	(16,667)	31,838
Balance at end of period	(33,573)	(58,001)
Total stockholders’ equity	$1,366,895	$1,295,361
[1] Dividends declared per common share during the quarter ended March 31, 2026 - $0.35 (March 31, 2025 - $0.30).
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$53,937	$45,572
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, net of (accretion of fair value discounts), on loans and amortization of deferred loan origination costs, net of (fees)	479	(239)
Accretion of investment securities discounts, net of amortization of premiums	(390)	(83)
Amortization of other intangible assets	985	1,232
Net change in operating leases	(83)	(59)
Depreciation and amortization of premises and equipment	4,820	5,085
Deferred income tax benefit, net	(12,280)	(2,821)
Provision for credit losses	22,483	25,688
Stock-based compensation	1,386	1,615
(Gain) loss on:
Sale of loans	108	(625)
Foreclosed real estate and other repossessed assets	(546)	(39)
Originations and purchases of loans held-for-sale	(23,300)	(30,040)
Proceeds from sale of loans held-for-sale	3,889	12,049
Net decrease (increase) in:
Accrued interest receivable	1,432	1,678
Servicing assets	(895)	1,197
Other assets	(1,208)	9,855
Net (decrease) increase in:
Accrued interest on deposits and borrowings	(645)	(694)
Accrued expenses and other liabilities	22,949	13,700
Net cash provided by operating activities	73,121	83,071

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025 (CONTINUED)

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(51,292)	(99,872)
FHLB stock	(9,000)	(20,700)
Equity securities	(944)	(414)
Maturities and redemptions of:
Investment securities available-for-sale	105,823	80,245
Investment securities held-to-maturity	4,830	5,196
FHLB stock	9,000	27,225
Proceeds from sales of:
Foreclosed real estate and other repossessed assets, including write-offs	13,442	13,238
Origination and purchase of loans, excluding loans held-for-sale	(770,044)	(865,991)
Principal repayment of loans	701,149	768,104
Additions to premises and equipment	(4,356)	(4,350)
Net cash used in investing activities	$(1,392)	$(97,319)
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(415,651)	317,026
Securities sold under agreements to repurchase	—	(75,000)
FHLB advances and other borrowings	(9)	(70,000)
Employee awards repurchased, net of exercise of stock options and restricted units lapsed	(2,372)	(3,470)
Purchase of treasury stock	(44,473)	(23,392)
Dividends paid on common stock	(13,060)	(11,453)
Net cash (used in) provided by financing activities	$(475,565)	$133,711
Net change in cash and cash equivalents	(403,836)	119,463
Cash and cash equivalents at beginning of period	1,040,335	591,137
Cash and cash equivalents at end of period	$636,499	$710,600
See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025 (CONTINUED)

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$631,672	$703,493
Money market investments	4,827	7,107
Total cash and cash equivalents at end of period	$636,499	$710,600

Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$40,203	$39,902
Income taxes paid	$2,473	$3,021
Operating lease liabilities paid	$2,243	$2,299
Mortgage loans held-for-sale securitized into mortgage-backed securities	$23,465	$19,171
Transfer from loans to foreclosed real estate and other repossessed assets	$13,296	$13,735
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$2,197	$—
Financed sales of foreclosed real estate	$—	$206
Delinquent loans booked under the GNMA buy-back option	$54,358	$44,665
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). Operating results for the quarter ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. OFG evaluated subsequent events through the filing date of this report with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses.
New Accounting Updates Not Yet Adopted
Codification Improvements. In December 2025, the FASB issued ASU 2025-12, which is intended to facilitate codification updates for a broad range of topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The amendments in ASU 2025-12 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis, and an entity may apply certain amendments prospectively while applying others retrospectively. We will adopt this guidance when it becomes effective in 2028. We are currently evaluating the impact on our financial statements and disclosures.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP,” with the aim of improving clarity and consistency without significantly changing existing practices. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the amendments either prospectively or retrospectively to any or all prior periods presented in the financial statements. We will adopt this guidance when it becomes effective in 2028. We are currently evaluating the impact on our financial statements and disclosures.

Financial Instruments—Credit Losses (Topic 326): Purchased Loans. In November 2025, the FASB issued ASU 2025-08, which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses under the gross-up approach, aligning the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted, and entities must apply the amendments prospectively. We will adopt this guidance when it becomes effective in 2027. We are currently evaluating the impact on our financial statements and disclosures.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the amendments on a prospective basis. We will adopt this guidance when it becomes effective in 2027. We are currently evaluating the impact on our financial statements and disclosures.

NOTE 2 – CASH RESTRICTIONS
OFG had no restricted cash as of March 31, 2026 and December 31, 2025. The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered March 31, 2026, was $500.6 million (December 31, 2025 - $481.5 million). At March 31, 2026 and December 31, 2025, the Bank complied with this requirement. Cash and due from banks, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
At March 31, 2026 and December 31, 2025, money market instruments included as part of cash and cash equivalents amounted to $4.8 million and $4.3 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at March 31, 2026 and December 31, 2025 were as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$1,970,185	$18,393	$36,227	$1,952,351	4.60%
GNMA certificates
Due from 5 to 10 years	1,817	—	31	1,786	1.81%
Due after 10 years	522,055	10,434	31,116	501,373	3.85%
Total GNMA certificates	523,872	10,434	31,147	503,159	3.85%
CMOs issued by US government-sponsored agencies
Due after 10 years	2,049	—	18	2,031	2.86%
Total mortgage-backed securities	2,496,106	28,827	67,392	2,457,541	4.44%
Investment securities
US Treasury securities
Due less than 1 year	2,131	—	—	2,131	3.53%
Other debt securities
Due from 1 to 5 years	500	—	—	500	2.35%
Total investment securities	2,631	—	—	2,631	3.31%
Total securities available for sale	$2,498,737	$28,827	$67,392	$2,460,172	4.44%

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$264,580	$—	$44,732	$219,848	1.73%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
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

As of March 31, 2026 and December 31, 2025, the amortized cost of investment securities excludes accrued interest receivable, included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 9 – Accrued Interest Receivable and Other Assets
Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
The weighted average yield on debt securities available-for-sale is based on amortized cost and does not give effect to changes in fair value. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis.
At March 31, 2026 and December 31, 2025, most securities held by OFG are issued by U.S. government entities and government-sponsored agencies that have a zero-credit loss assumption and, therefore, have no ACL.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment securities as of March 31, 2026, include $1.310 billion pledged to secure government deposits, regulatory collateral, and borrowings, of which $1.200 billion serve as collateral for public funds. Investment securities as of December 31, 2025, include $1.724 billion pledged to secure government deposits, regulatory collateral, and borrowings, of which $1.614 billion serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge the collateral.
The Bank’s IBEs, OIB and Oriental Overseas, each held short-term US Treasury securities in the amount of $1.0 million and $775 thousand at March 31, 2026 and December 31, 2025, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office Commissioner of Financial Institutions.
During the quarters ended March 31, 2026 and 2025, OFG retained securitized GNMA pools totaling $24.1 million and $19.7 million, respectively, at a yield of 4.61% and 4.63%, respectively, from its own originations.
There were no sales of investment securities during the quarters ended March 31, 2026 and 2025.
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale at March 31, 2026 and December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities available-for-sale
FNMA and FHLMC certificates	$443,774	$4,280	$420,979	$31,947	$864,753	$36,227
GNMA certificates	44,752	569	193,085	30,578	237,837	31,147
CMOs issued by US government-sponsored agencies	—	—	2,031	18	2,031	18
	$488,526	$4,849	$616,095	$62,543	$1,104,621	$67,392

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities available-for-sale
FNMA and FHLMC certificates	$38,360	$100	$522,510	$31,881	$560,870	$31,981
GNMA certificates	5,853	38	221,674	30,714	227,527	30,752
CMOs issued by US government-sponsored agencies	—	—	2,579	26	2,579	26
	$44,213	$138	$746,763	$62,621	$790,976	$62,759

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
The composition of the amortized cost basis of OFG’s loan portfolio at March 31, 2026 and December 31, 2025, segregated between non-purchased credit deteriorated (“non-PCD”) loans and purchased credit deteriorated (“PCD”) loans, was as follows:

	March 31, 2026			December 31, 2025
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,257,561	$61,227	$1,318,788	$1,241,646	$64,654	$1,306,300
Other commercial and industrial	1,353,605	9,063	1,362,668	1,344,659	9,235	1,353,894
	2,611,166	70,290	2,681,456	2,586,305	73,889	2,660,194
Commercial US	871,640	—	871,640	829,975	—	829,975
Total commercial loans	3,482,806	70,290	3,553,096	3,416,280	73,889	3,490,169
Mortgage loans	643,000	730,629	1,373,629	639,055	751,291	1,390,346
Consumer loans:
Personal loans	635,766	—	635,766	638,985	—	638,985
Credit lines	8,625	306	8,931	9,327	302	9,629
Credit cards	32,777	—	32,777	34,300	—	34,300
Overdraft	367	—	367	634	—	634
	677,535	306	677,841	683,246	302	683,548
Auto loans	2,630,422	75	2,630,497	2,636,890	89	2,636,979
	7,433,763	801,300	8,235,063	7,375,471	825,571	8,201,042
Allowance for credit losses	(200,111)	(3,845)	(203,956)	(198,239)	(4,102)	(202,341)
Total loans-held-for investment, net	7,233,652	797,455	8,031,107	7,177,232	821,469	7,998,701
Mortgage loans held-for-sale	8,967	—	8,967	12,483	—	12,483
Other loans held-for-sale	—	—	—	3,062	—	3,062
Total loans held-for-sale	8,967	—	8,967	15,545	—	15,545
Total loans, net	$7,242,619	$797,455	$8,040,074	$7,192,777	$821,469	$8,014,246
At December 31, 2025, OFG had $3.1 million in commercial loans held-for-sale. During the quarter ended March 31, 2026, OFG sold commercial loans held-for-sale with a reporting balance of $3.1 million and recognized a $28 thousand loss, included in other non-interest income in the consolidated statements of operations. At March 31, 2026, OFG had no commercial loans held-for-sale. During the quarter ended March 31, 2025, there were no sales of commercial loans held-for-sale.
At March 31, 2026 and December 31, 2025, OFG had carrying balances of $77.1 million and $77.3 million, respectively, in loans held-for-investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and are in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present the aging of the amortized cost of loans held-for-investment at March 31, 2026 and December 31, 2025, by class of loans. Mortgage loans past due include $54.4 million and $56.5 million of delinquent loans in the GNMA buy-back option program at March 31, 2026 and December 31, 2025, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$294	$212	$2,803	$3,309	$1,254,252	$1,257,561	$—
Other commercial and industrial	2,307	1,496	940	4,743	1,348,862	1,353,605	—
	2,601	1,708	3,743	8,052	2,603,114	2,611,166	—
Commercial US	—	—	—	—	871,640	871,640	—
Total commercial loans	2,601	1,708	3,743	8,052	3,474,754	3,482,806	—
Mortgage loans	3,694	4,593	66,263	74,550	568,450	643,000	3,167
Consumer loans:
Personal loans	7,844	4,706	2,911	15,461	620,305	635,766	—
Credit lines	189	43	276	508	8,117	8,625	—
Credit cards	482	300	541	1,323	31,454	32,777	—
Overdraft	51	—	—	51	316	367	—
	8,566	5,049	3,728	17,343	660,192	677,535	—
Auto loans	102,891	35,129	14,892	152,912	2,477,510	2,630,422	—
Total loans	$117,752	$46,479	$88,626	$252,857	$7,180,906	$7,433,763	$3,167

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2025
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$486	$53	$2,780	$3,319	$1,238,327	$1,241,646	$—
Other commercial and industrial	1,203	262	941	2,406	1,342,253	1,344,659	—
	1,689	315	3,721	5,725	2,580,580	2,586,305	—
Commercial US	—	—	5,809	5,809	824,166	829,975	—
Total commercial loans	1,689	315	9,530	11,534	3,404,746	3,416,280	—
Mortgage loans	4,885	5,824	68,029	78,738	560,317	639,055	3,187
Consumer loans:
Personal loans	8,415	5,371	3,402	17,188	621,797	638,985	—
Credit lines	122	296	80	498	8,829	9,327	—
Credit cards	650	345	696	1,691	32,609	34,300	—
Overdraft	142	—	—	142	492	634	—
	9,329	6,012	4,178	19,519	663,727	683,246	—
Auto loans	128,451	49,649	20,679	198,779	2,438,111	2,636,890	—
Total loans	$144,354	$61,800	$102,416	$308,570	$7,066,901	$7,375,471	$3,187
As of December 31, 2025, total past due loans exclude $563 thousand of past due commercial loans held-for-sale. There were no past due commercial loans held-for-sale as of March 31, 2026.
Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans held-for-investment on non-accrual status as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)
Non-PCD:
Commercial PR:
Commercial secured by real estate	$2,973	$284	$3,257	$2,724	$294	$3,018
Other commercial and industrial	46,967	68	47,035	46,503	148	46,651
	49,940	352	50,292	49,227	442	49,669
Commercial US	33,712	—	33,712	37,584	—	37,584
Total commercial loans	83,652	352	84,004	86,811	442	87,253
Mortgage loans	10,355	2,014	12,369	10,024	1,895	11,919
Consumer loans:
Personal loans	2,987	32	3,019	3,600	—	3,600
Credit lines	276	—	276	80	—	80
Credit cards	541	—	541	698	—	698
	3,804	32	3,836	4,378	—	4,378
Auto loans	14,933	1	14,934	20,749	1	20,750
Total	$112,744	$2,399	$115,143	$121,962	$2,338	$124,300

PCD:
Commercial PR:
Commercial secured by real estate	$24	$—	$24	$55	$—	$55
Mortgage loans	224	—	224	227	—	227
Total	$248	$—	$248	$282	$—	$282
Total non-accrual loans	$112,992	$2,399	$115,391	$122,244	$2,338	$124,582
The determination of non-accrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
As of December 31, 2025, total commercial non-accrual loans exclude $3.1 million of non-accrual commercial loans held-for-sale. There were no commercial non-accrual loans held-for-sale at March 31, 2026.
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
As of March 31, 2026 and December 31, 2025, the amortized cost of modified loans excludes $34 thousand and $37 thousand, respectively, of accrued interest receivable. Accrued interest receivable on loans is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. The amortized cost of modified loans during the quarters ended March 31, 2026 and 2025, includes $324 thousand and $523 thousand, respectively, of government-guaranteed loans (e.g., FHA/VA).
The following tables present the amortized cost basis as of March 31, 2026 and 2025, of loans held-for-investment that were modified during the quarters ended March 31, 2026 and 2025, disaggregated by class of financing receivable and type of concession granted.

	Term Extension
	Quarter Ended March 31,
	2026		2025
	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Mortgage loans	$354	0.03%	$545	0.04%
Auto loans	69	—%	—	—%
Total	$423		$545

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Principal Forbearance/Forgiveness
	Quarter Ended March 31,
	2026		2025
	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$—	—%	$4,425	0.61%

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Combination of Term Extension and Interest Rate Reduction
	Quarter Ended March 31,
	2026		2025
	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial PR:
Other commercial and industrial	$89	0.01%	$—	—%
Consumer:
Personal loans	24	—%	—	—%
Auto loans	148	0.01%	—	—%
Total	$261		$—

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Term Extension and Principal Forgiveness/Forbearance
	Quarter Ended March 31,
	2026		2025
	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$—	—%	$3,404	0.47%

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Interest Rate Reduction, Term Extension and Principal Forgiveness/Forbearance
	Quarter Ended March 31,
	2026		2025
	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$—	—%	$3,407	0.47%

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
The following tables present the financial effect of the modifications granted to borrowers experiencing financial difficulty during the quarters ended March 31, 2026 and 2025. The financial effect of the combined modifications is presented separately by type of modification.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2026
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)
Commercial PR:
Other commercial and industrial	2.75%	36
Mortgage loans	—%	92
Consumer loans:
Personal loans	3.00%	27
Auto loans	2.23%	26

	Quarter Ended March 31, 2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial US	0.28%	16	$3,639
Mortgage loans	—%	129	$—
The following tables present the amortized cost basis as of March 31, 2026 and 2025, of loans held for investment that had a payment default subsequent to being granted a modification to borrowers experiencing financial difficulty in the prior twelve months.

	Twelve-Month Period Ended
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Term Extension	Principal Forgiveness/Forbearance	Combination of Rate Reduction & Forbearance	Total
	(In thousands)
Mar 31, 2026
Mortgage loans	$548	$—	$94	$642

Mar 31, 2025
Commercial US	$—	$4,425	$—	$4,425
Mortgage loans	$198	$—	$—	$198
A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower missed three consecutive monthly payments since modification. Payment defaults is one of the factors considered when projecting future cash flows in the calculation of the ACL of loans.

OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status of loans that have been modified in the twelve-months period ended March 31, 2026 and 2025 that were granted to borrowers experiencing financial difficulty.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2026
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$173	$173
Other commercial and industrial	571	—	—	571	1,190	1,761
	571	—	—	571	1,363	1,934
Commercial US	—	—	—	—	12,992	12,992
Total commercial loans	571	—	—	571	14,355	14,926
Mortgage loans	81	32	642	755	1,626	2,381
Consumer loans:
Personal loans	22	—	—	22	144	166
Auto loans	54	—	—	54	589	643
Total	$728	$32	$642	$1,402	$16,714	$18,116

	March 31, 2025
	30-59 Day Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial US	$—	$—	$4,425	$4,425	$22,354	$26,779
Mortgage loans	65	—	198	263	2,022	2,285
Auto loans	—	—	—	—	156	156
Total	$65	$—	$4,623	$4,688	$24,532	$29,220
There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at March 31, 2026 and 2025.
As of March 31, 2026 and December 31, 2025, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $36.0 million and $33.6 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the U.S. Virgin Islands (the “USVI”) require the foreclosure to be processed through their respective courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held-for-investment at March 31, 2026 and December 31, 2025, by class of loans.

	March 31,	December 31,
	2026	2025
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$3,026	$3,065
Other commercial and industrial	1,898	—
Total	$4,924	$3,065

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of March 31, 2026, and based on the most recent analysis performed, the risk category of loans held-for-investment subject to risk rating by class of loans, and current year-to-date period gross charge-offs by year of origination are as follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$67,483	$307,571	$152,650	$173,939	$161,215	$289,748	$46,700	$1,199,306
Special Mention	—	2,903	—	13,335	3,572	25,277	—	45,087
Substandard	—	—	4,107	311	1,143	5,485	2,122	13,168
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	67,483	310,474	156,757	187,585	165,930	320,510	48,822	1,257,561
Commercial secured by real estate:
YTD gross charge-offs	—	—	—	4	—	—	—	4
Other commercial and industrial:
Loan grade:
Pass	10,943	170,691	134,465	205,000	29,814	37,908	669,033	1,257,854
Special Mention	—	5	124	900	11,658	13,796	11,449	37,932
Substandard	—	706	6,700	2,420	1,259	44,958	1,776	57,819
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	10,943	171,402	141,289	208,320	42,731	96,662	682,258	1,353,605
Other commercial and industrial:
YTD gross charge-offs	59	—	10	—	—	2	—	71
Commercial US:
Loan grade:
Pass	64,486	207,451	39,690	79,494	12,595	46,994	351,278	801,988
Special Mention	—	—	6,899	—	—	—	9,801	16,700
Substandard	—	6,326	10,920	24,796	9,487	—	—	51,529
Doubtful	—	—	1,423	—	—	—	—	1,423
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	64,486	213,777	58,932	104,290	22,082	46,994	361,079	871,640
Commercial US:
YTD gross charge-offs	—	—	—	—	3,934	—	—	3,934
Total commercial loans	$142,912	$695,653	$356,978	$500,195	$230,743	$464,166	$1,092,159	$3,482,806
Total YTD gross charge-offs	$59	$—	$10	$4	$3,934	$2	$—	$4,009

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
At March 31, 2026 and December 31, 2025, the balance of revolving commercial loans converted to term loans was $169.7 million and $169.5 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the ACL. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan and payment activity. The following table presents the amortized cost in mortgage and consumer loans held-for-investment based on payment performance as of March 31, 2026:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
Mortgage loans:
Performing	$17,185	$64,186	$37,439	$17,585	$22,134	$466,546	$—	$625,075
Nonperforming	—	—	1,722	977	538	14,688	—	17,925
Total mortgage loans:	17,185	64,186	39,161	18,562	22,672	481,234	—	643,000
Mortgage loans:
YTD gross charge-offs	—	—	—	—	—	66	—	66
Consumer loans:
Personal loans:
Performing	66,274	227,474	148,532	98,427	60,795	31,245	—	632,747
Nonperforming	24	513	750	830	563	339	—	3,019
Total personal loans	66,298	227,987	149,282	99,257	61,358	31,584	—	635,766
Personal loans:
YTD gross charge-offs	—	1,019	2,856	2,005	1,488	468	—	7,836
Credit lines:
Performing	—	—	—	—	—	—	8,349	8,349
Nonperforming	—	—	—	—	—	—	276	276
Total credit lines	—	—	—	—	—	—	8,625	8,625
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	93	93
Credit cards:
Performing	—	—	—	—	—	—	32,236	32,236
Nonperforming	—	—	—	—	—	—	541	541
Total credit cards	—	—	—	—	—	—	32,777	32,777
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	723	723
Overdrafts:
Performing	—	—	—	—	—	—	367	367
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	367	367
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	167	167
Total consumer loans	66,298	227,987	149,282	99,257	61,358	31,584	41,769	677,535
Total consumer loans YTD gross charge-offs	—	1,019	2,856	2,005	1,488	468	983	8,819
Total mortgage and consumer loans	$83,483	$292,173	$188,443	$117,819	$84,030	$512,818	$41,769	$1,320,535
Total mortgage and consumer loans YTD gross charge-offs	$—	$1,019	$2,856	$2,005	$1,488	$534	$983	$8,885

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
At March 31, 2026 and December 31, 2025, the balance of mortgage and consumer revolving loans that were converted to term loans was $2.5 million and $2.6 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans based on FICO score. The following table presents the amortized cost in auto loans held-for-investment based on their most recent FICO score as of March 31, 2026:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$15,728	$158,134	$189,321	$161,998	$122,611	$88,988	$736,780
661-699	31,566	134,030	95,013	66,108	40,284	26,737	393,738
700+	117,042	439,891	397,228	266,291	149,634	102,646	1,472,732
No FICO	1,020	7,330	7,607	4,988	3,745	2,482	27,172
Total auto loans	$165,356	$739,385	$689,169	$499,385	$316,274	$220,853	$2,630,422
Auto loans:
YTD gross charge-offs	$—	$3,443	$5,341	$4,605	$2,680	$2,090	$18,159
The following table presents the amortized cost in auto loans held-for-investment based on their most recent FICO score as of December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$136,367	$194,255	$172,718	$133,219	$67,654	$37,008	$741,221
661-699	142,244	105,568	71,691	44,588	21,474	10,979	396,544
700+	459,063	428,538	291,963	166,563	83,376	43,203	1,472,706
No FICO	6,198	8,017	5,152	4,038	2,103	911	26,419
Total auto loans	$743,872	$736,378	$541,524	$348,408	$174,607	$92,101	$2,636,890
Auto loans:
YTD gross charge-offs	$3,565	$18,326	$21,419	$14,164	$6,275	$5,058	$68,807
Upon adoption of CECL, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding tables.
As of March 31, 2026 and December 31, 2025, accrued interest receivable on loans totaled $58.6 million and $59.8 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 9 – Accrued Interest Receivable and Other Assets for more information on accrued interest receivable on loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
OFG measures its ACL based on management’s best estimate of lifetime expected credit losses inherent in OFG’s relevant financial assets. The ACL is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weight given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. For more information on OFG’s credit loss accounting policies, including the ACL, see Note 1 – Summary of Significant Accounting Policies included in OFG’s 2025 Form 10-K.
At March 31, 2026, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the commercial US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at March 31, 2026, continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as auto loan portfolio credit trends. There are still many unknown variables, including the results of the local and U.S. mainland governments’ fiscal and monetary actions resulting from the effect of inflation, geopolitical tension, and new trade and tax policies.

As of March 31, 2026, the ACL increased by $1.6 million compared to December 31, 2025. The provision for credit losses for the quarter ended March 31, 2026, reflected $17.5 million related to loan volume, increased allowance of $3.7 million for a previously reserved commercial US loan and $1.0 million related mainly to newly classified small commercial loans.

The net charge-offs for the quarter ended March 31, 2026, amounted to $21.4 million, an increase of $1.0 million when compared to the same period of 2025. The increase corresponds to $1.1 million from commercial loans, mainly due the previously reserved commercial US loan mentioned before, compared to net charge-offs for the quarter ended March 31, 2025, which include $2.9 million partial charge-off of a previously reserved commercial US loan.
The following tables present the activity in OFG’s ACL by segment for the quarters ended March 31, 2026 and 2025:

	Quarter Ended March 31, 2026
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$65,943	$6,358	$33,466	$92,472	$198,239
Provision for (recapture of) credit losses	6,422	(242)	7,283	9,990	23,453
Charge-offs	(4,009)	(66)	(8,819)	(18,159)	(31,053)
Recoveries	52	193	1,068	8,159	9,472
Balance at end of period	$68,408	$6,243	$32,998	$92,462	$200,111
PCD:
Balance at beginning of period	$493	$3,599	$9	$1	$4,102
Recapture of credit losses	(19)	(422)	(5)	(13)	(459)
Charge-offs	—	(6)	—	—	(6)
Recoveries	21	167	6	14	208
Balance at end of period	$495	$3,338	$10	$2	$3,845
Total allowance for credit losses at end of period	$68,903	$9,581	$33,008	$92,464	$203,956

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2025
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$44,814	$6,395	$31,818	$87,682	$170,709
Provision for (recapture of) credit losses	3,516	(636)	7,945	13,978	24,803
Charge-offs	(3,030)	(23)	(8,252)	(18,192)	(29,497)
Recoveries	152	186	725	7,674	8,737
Balance at end of period	$45,452	$5,922	$32,236	$91,142	$174,752
PCD:
Balance at beginning of period	$622	$4,514	$11	$7	$5,154
Provision for (recapture of) credit losses	1,691	(787)	(6)	(20)	878
Charge-offs	—	—	—	(1)	(1)
Recoveries	25	341	6	19	391
Balance at end of period	$2,338	$4,068	$11	$5	$6,422
Total allowance for credit losses at end of period	$47,790	$9,990	$32,247	$91,147	$181,174

NOTE 6 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for the quarters ended March 31, 2026 and 2025:

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Balance at beginning of period	$2,490	$4,002
Additions	199	557
Sales	(601)	(695)
Decline in value	(51)	(122)
Other adjustments	—	529
Balance at end of period	$2,037	$4,271

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
At March 31, 2026, the fair value of mortgage servicing rights (“MSR”) was $67.2 million ($66.3 million — December 31, 2025).

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the changes in servicing rights measured using the fair value method for the quarters ended March 31, 2026 and 2025:

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Balance at beginning of period	$66,333	$70,435
Servicing from mortgage securitization or asset transfers	868	659
Changes due to payments on loans	(1,258)	(1,262)
Changes in fair value due to changes in valuation model inputs or assumptions	1,285	(594)
Fair value at end of period	$67,228	$69,238
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of March 31, 2026 and 2025:

	Quarter Ended March 31,
	2026	2025
Constant prepayment rate	2.45% - 22.22%	1.30% - 18.14%
Discount rate	10.00% - 15.50%	10.00% - 15.50%
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	March 31,	December 31,
	2026	2025
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$67,228	66,333
Weighted average life (in years)	8.1	8.0
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,151)	$(1,186)
Decrease in fair value due to 20% adverse change	$(2,262)	$(2,331)
Discount rate
Decrease in fair value due to 10% adverse change	$(2,992)	$(2,913)
Decrease in fair value due to 20% adverse change	$(5,750)	$(5,601)
These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. In addition, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. Changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or offset the sensitivities. Mortgage banking activities, a component of total banking and financial service revenue in the consolidated statements of operations, include the changes from period to period in the fair value of the MSR, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Servicing fee income is based on a contractual percentage of the outstanding principal balance. Ancillary fees include various service charges such as late payment fees and fees for additional services. These fees are recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing and ancillary fees on mortgage loans for the quarters ended March 31, 2026 and 2025 totaled $5.3 million and $5.5 million, respectively.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to Note 23 – Business Segments for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
March 31, 2026	$84,063	$178	$—	$84,241
December 31, 2025	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill during the quarters ended March 31, 2026 and 2025. There were no accumulated impairment losses at March 31, 2026 and December 31, 2025.
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
OFG performed its annual impairment review of goodwill during the fourth quarter of 2025 using October 31, 2025 as the annual evaluation date and concluded that there was no impairment on December 31, 2025. During the quarter ended March 31, 2026, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at March 31, 2026.
The following table reflects the components of other intangible assets subject to amortization at March 31, 2026 and December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
March 31, 2026
Core deposit intangibles	$41,507	$34,715	$6,792
Customer relationship intangibles	12,693	10,616	2,077
Total other intangible assets	$54,200	$45,331	$8,869
December 31, 2025
Core deposit intangibles	$41,507	$33,960	$7,547
Customer relationship intangibles	12,693	10,386	2,307
Total other intangible assets	$54,200	$44,346	$9,854

In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with its acquisitions of insurance agencies. During the quarter ended March 31, 2026, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at March 31, 2026.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended March 31, 2026 and 2025, was $985 thousand and $1.2 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the estimated remaining amortization of other intangible assets as of March 31, 2026:

As of March 31, 2026	(In thousands)
2026	$2,957
2027	2,956
2028	1,971
2029	985
NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at March 31, 2026 and December 31, 2025 consists of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Loans	$58,585	$59,772
Investment securities and other	11,100	11,338
	$69,685	$71,110
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $16.1 million at March 31, 2026, of which $14.9 million corresponded to loans in current status, and $16.4 million at December 31, 2025, of which $14.9 million corresponded to loans in current status. OFG estimates expected credit losses on accrued interest receivable for loans that participated in these moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At March 31, 2026 and December 31, 2025, the ACL for accrued interest receivable for loans that participated in moratorium programs amounted to $7 thousand and $13 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Prepaid expenses	$17,150	$20,463
Other repossessed assets	4,310	3,457
Accounts receivable and other assets	73,250	68,371
	$94,710	$92,291
Prepaid expenses amounting to $17.2 million at March 31, 2026, include prepaid municipal, property and income taxes aggregating to $9.3 million. At December 31, 2025 prepaid expenses amounted to $20.5 million, including prepaid municipal, property and income taxes aggregating to $11.9 million.
Other repossessed assets totaled $4.3 million and $3.5 million at March 31, 2026 and December 31, 2025, respectively, and mainly consist of repossessed automobiles, which are recorded at their net realizable value.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 10 — DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Non-interest-bearing demand deposits	$2,719,175	$2,626,768
Interest-bearing savings and demand deposits	4,996,333	5,433,197
Retail certificates of deposit	1,230,067	1,220,141
Institutional certificates of deposit	713,799	642,652
Total core deposits	9,659,374	9,922,758
Brokered deposits	189,898	339,994
Total deposits	$9,849,272	$10,262,752
At March 31, 2026 and December 31, 2025, the aggregate amount of uninsured deposits was $5.117 billion (51.95% of total deposits) and $5.386 billion (52.48% of total deposits), respectively.
The weighted average interest rate of OFG’s deposits was 1.40% and 1.53%, respectively, at March 31, 2026 and December 31, 2025.
Interest expense for the quarters ended March 31, 2026 and 2025 was as follows:

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Demand and savings deposits	$17,239	$20,868
Certificates of deposit	16,629	15,424
	$33,868	$36,292
At March 31, 2026 and December 31, 2025, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $1.244 billion and $1.177 billion, respectively.
At March 31, 2026 and December 31, 2025, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.261 billion and $1.676 billion, respectively. As of March 31, 2026 and December 31, 2025, these public funds were collateralized by investment securities totaling $1.200 billion and $1.614 billion, respectively, and by commercial loans totaling $76.6 million at both dates.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Excluding accrued interest of approximately $5.4 million at both March 31, 2026 and December 31, 2025, the scheduled maturities of certificates of deposit are as follows:

	March 31,		December 31,
	2026		2025
	Period-end amount	Uninsured amount	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$677,819	$351,926	$751,849	$369,112
Over 3 months through 6 months	495,788	224,260	430,578	166,044
Over 6 months through 1 year	572,322	271,949	628,006	243,192
	1,745,929	848,135	1,810,433	778,348
Over 1 through 2 years	256,512	43,567	255,528	49,932
Over 2 through 3 years	65,186	6,192	70,597	6,470
Over 3 through 4 years	27,589	3,746	28,586	3,738
Over 4 through 5 years	33,071	4,737	32,186	4,251
Over 5 years	66	—	28	—
	$2,128,353	$906,377	$2,197,358	$842,739
The tables of scheduled maturities of certificates of deposit above includes brokered-deposits and IRAs.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $638 thousand and $977 thousand, as of March 31, 2026 and December 31, 2025, respectively.
NOTE 11— BORROWINGS AND RELATED INTEREST
Securities Sold under Agreements to Repurchase
At March 31, 2026 and December 31, 2025, securities underlying agreements to repurchase were delivered to, and held by, the counterparties with whom the repurchase agreements were transacted. The counterparties agreed to resell to OFG the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for OFG’s securities portfolio.
The following table shows OFG’s repurchase agreements, excluding accrued interest in the amount of $86 thousand and $714 thousand at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(In thousands)
Short-term fixed-rate repurchase agreements, with a weighted average interest rate of 3.43% (December 31, 2025 - 3.62%)	$100,000	$100,000
Repurchase agreements’ maturities at March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025
	(In thousands)
Under 90 days	$100,000	$—
Over 90 days to one year	—	100,000
Total	$100,000	$100,000

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following securities were sold under agreements to repurchase at March 31, 2026 and December 31, 2025:

Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(In thousands)
March 31, 2026
FNMA and FHLMC Certificates	$105,290	$99,256	$106,981	5.12%
GNMA certificates	797	744	802	5.25%
Total	$106,087	$100,000	$107,783	5.12%

December 31, 2025
FNMA and FHLMC Certificates	$105,696	$100,000	$108,662	5.22%
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain as collateral an amount of qualifying collateral which has a fair market value that is at least equal to the FHLB-NY collateral maintenance level. At March 31, 2026 and December 31, 2025, these advances were secured by mortgage and commercial loans amounting to $1.254 billion and $1.255 billion, respectively. Further, at March 31, 2026 and December 31, 2025, OFG had an additional borrowing capacity with the FHLB of $375.0 million and $351.1 million, respectively. At March 31, 2026 and December 31, 2025, the weighted average remaining maturity of FHLB advances was 9 months and 1.10 years, respectively.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $1.6 million at both March 31, 2026 and December 31, 2025, respectively:

	March 31,	December 31,
	2026	2025
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 3.79% (December 31, 2025 - 3.79%)	$55,000	$55,000
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.13% (December 31, 2025 - 4.13%)	400,000	400,000
	$455,000	$455,000
Advances from FHLB mature as follows:

	March 31,	December 31,
	2026	2025
	(In thousands)
Over 90 days to one year	$255,000	$55,000
Over one to three years	200,000	400,000
	$455,000	$455,000
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the potential effect of rights of set-off associated with OFG’s recognized financial assets and liabilities at March 31, 2026 and December 31, 2025:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Liabilities Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Provided	Net Amount
	(In thousands)
March 31, 2026
Securities sold under agreements to repurchase	$100,000	$—	$100,000	$107,783	$—	$(7,783)

December 31, 2025
Securities sold under agreements to repurchase	$100,000	$—	$100,000	$108,662	$—	$(8,662)
NOTE 13 — INCOME TAXES
OFG is subject to the provisions of the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”). The PR Code imposes a maximum statutory corporate tax rate of 37.5%. OFG has operations in the mainland U.S. through its wholly owned subsidiaries OFG Ventures and OFG USA, the latter of which is a direct subsidiary of the Bank, and has two branches in the USVI. The U.S. subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OFG USA is subject to North Carolina state taxes, and current investments in OFG Ventures are subject to state taxes in Missouri. In addition, OFG’s wholly owned subsidiary, OFG Reinsurance Ltd., is tax exempt in Grand Cayman.
As of March 31, 2026, OFG’s net deferred tax assets, net of a valuation allowance of $507 thousand, amounted to $120.4 million, and the net deferred tax liability, net of valuation allowance of $19 thousand, amounted to $337 thousand, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. As of December 31, 2025, OFG’s deferred tax asset, net of a valuation allowance of $568 thousand, amounted to $104.4 million. The decrease in valuation allowance of $42 thousand was related to USVI operations. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at March 31, 2026. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the quarters ended March 31, 2026 and 2025 of 21.6% and 23.3%, respectively. The lower ETR is mainly related to exempt income and investments subject to preferential tax treatment under the PR Code. The expected ETR for 2026 is 22.3%.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the ETR if realized. At March 31, 2026, there were no unrecognized tax benefits.
Income tax expense for the quarters ended March 31, 2026 and 2025 was $14.9 million and $13.9 million, respectively.

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
As of March 31, 2026 and December 31, 2025, OFG and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2026 and December 31, 2025, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of March 31, 2026 and December 31, 2025 were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of March 31, 2026
Total capital to risk-weighted assets	$1,433,271	15.01%	$1,002,841	10.50%	$955,086	10.00%
Tier 1 capital to risk-weighted assets	$1,312,874	13.75%	$811,823	8.50%	$764,069	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,312,874	13.75%	$668,560	7.00%	$620,806	6.50%
Tier 1 capital to average total assets	$1,312,874	10.88%	$482,528	4.00%	$603,160	5.00%
As of December 31, 2025
Total capital to risk-weighted assets	$1,437,596	15.24%	$990,781	10.50%	$943,601	10.00%
Tier 1 capital to risk-weighted assets	$1,318,633	13.97%	$802,061	8.50%	$754,881	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,318,633	13.97%	$660,521	7.00%	$613,341	6.50%
Tier 1 capital to average total assets	$1,318,633	10.71%	$492,568	4.00%	$615,711	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2026
Total capital to risk-weighted assets	$1,370,909	14.43%	$997,303	10.50%	$949,813	10.00%
Tier 1 capital to risk-weighted assets	$1,251,163	13.17%	$807,341	8.50%	$759,850	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,251,163	13.17%	$664,869	7.00%	$617,378	6.50%
Tier 1 capital to average total assets	$1,251,163	10.45%	$478,865	4.00%	$598,581	5.00%
As of December 31, 2025
Total capital to risk-weighted assets	$1,378,822	14.70%	$985,075	10.50%	$938,167	10.00%
Tier 1 capital to risk-weighted assets	$1,260,530	13.44%	$797,442	8.50%	$750,533	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,260,530	13.44%	$656,717	7.00%	$609,808	6.50%
Tier 1 capital to average total assets	$1,260,530	10.31%	$489,159	4.00%	$611,449	5.00%
NOTE 15 – STOCKHOLDERS’ EQUITY
Common Stock
At both March 31, 2026 and December 31, 2025, common stock amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At both March 31, 2026 and December 31, 2025, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At March 31, 2026 and December 31, 2025, the Bank’s legal surplus amounted to $193.8 million and $188.5 million, respectively. During the quarters ended March 31, 2026 and 2025, OFG transferred $5.3 million and $4.4 million, respectively, to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2026, OFG's Board of Directors (the “Board”) approved a new $200.0 million stock repurchase program in addition to the $100.0 million stock repurchase program approved in April 2025 (the “Existing Repurchase Programs”). The shares of

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
During the quarters ended March 31, 2026 and 2025, OFG repurchased 1,097,953 and 582,399 shares, respectively, for a total of $44.5 million and $23.4 million, at an average price of $40.51 and $40.17 per share, under the approved stock repurchase programs for such periods.
At March 31, 2026, the estimated remaining number of shares that may be purchased under the Existing Repurchase Programs is 4,785,159 and was calculated by dividing the remaining balance of $193.6 million by $40.46 (closing price of OFG’s common stock at March 31, 2026).
OFG did not repurchase any shares of its common stock during the quarters ended March 31, 2026 and 2025, other than through its publicly announced stock repurchase programs.
The activity in connection with common shares held in treasury by OFG for the quarters ended March 31, 2026 and 2025, is set forth below:

	Quarter Ended March 31,
	2026		2025
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	16,628,067	$389,067	14,444,965	$296,991
Common shares used upon lapse of restricted stock units and options	(98,067)	(1,331)	(66,476)	544
Common shares repurchased as part of the stock repurchase programs	1,097,953	44,473	582,399	23,392
End of period	17,627,953	$432,209	14,960,888	$320,927

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of March 31, 2026 and December 31, 2025 consisted of:

	March 31,	December 31,
	2026	2025
	(In thousands)
Unrealized loss on securities available-for-sale	$(38,565)	$(18,443)
Income tax effect of unrealized loss on securities available-for-sale	4,992	1,537
Net unrealized loss on securities available-for-sale	(33,573)	(16,906)
Accumulated other comprehensive loss, net of income taxes	$(33,573)	$(16,906)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for the quarters ended March 31, 2026 and 2025:

	Net unrealized loss on securities available-for-sale
	Quarter Ended March 31,
	2026	2025
	(In thousands)
Beginning balance	$(16,906)	$(89,839)
Other comprehensive (loss) income before reclassifications	(16,667)	31,836
Amounts reclassified out of accumulated other comprehensive loss	—	2
Other comprehensive (loss) income	(16,667)	31,838
Ending balance	$(33,573)	$(58,001)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents reclassifications out of accumulated other comprehensive loss for the quarters ended March 31, 2026 and 2025:

	Amount reclassified out of accumulated other comprehensive loss
	Quarter Ended March 31,		Affected Line Item in Consolidated Statement of Operations
	2026	2025
	(In thousands)
Available-for-sale securities:
Tax effect from changes in tax rates	$—	$2	Income tax expense
	$—	$2
NOTE 17 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters ended March 31, 2026 and 2025 is as follows:

	Quarter Ended March 31,
	2026	2025
	(In thousands, except per share data)
Income available to common shareholders	$53,937	$45,572

Average common shares outstanding	42,786	45,295
Effect of dilutive securities:
Average potential common shares-options	170	214
Total weighted average common shares outstanding and equivalents	42,956	45,509
Earnings per common share - basic	$1.26	$1.01
Earnings per common share - diluted	$1.26	$1.00
For the quarters ended March 31, 2026 and 2025, weighted-average restricted stock units with an anti-dilutive effect on earnings per share not included in the calculation amounted to zero and 98, respectively.
During the quarter ended March 31, 2026, OFG increased its quarterly common stock cash dividend to $0.35 per share from $0.30 per share at December 31, 2025.
NOTE 18 – GUARANTEES
At March 31, 2026 and December 31, 2025, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $25.9 million and $26.1 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse, principally loans associated with FHLMC residential mortgage loan sales and securitization programs. At March 31, 2026 and December 31, 2025, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under the residential mortgage loan sale programs was $81.3 million and $83.0 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At March 31, 2026, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $80 thousand (December 31, 2025 - $111 thousand).

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table shows the changes in OFG’s liability for estimated losses from credit recourse agreements included in the consolidated statements of financial condition during the quarters ended March 31, 2026 and 2025:

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Balance at beginning of period	$111	$155
Net (charge-offs/amortization) recoveries	(31)	65
Balance at end of period	$80	$220
The expected loss, which represents the amount expected to be lost on a given loan, considers the PD and loss severity. The PD represents the probability that a loan in good standing would become 120 days delinquent; however, for loans subject to credit recourse, OFG is not required to repurchase the loan.
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. There were no repurchases of unpaid principal balance in such mortgage loans during the quarters ended March 31, 2026 and 2025. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing of the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG groups mortgage loans into pools that are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA, FHLMC or other private investors for cash. As required under such mortgage-backed securities programs, OFG performs quality review procedures to ensure compliance with applicable underwriting and eligibility guidelines. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarters ended March 31, 2026 and 2025, OFG did not repurchase any mortgage loans related to representations and warranties, excluding mortgage loans sold subject to separate credit recourse provisions. In addition to obligations arising from contractual credit recourse provisions and customary representations and warranties, OFG may, from time to time, repurchase or buy back mortgage loans for other reasons, including, but not limited to, loan delinquency and modification, portfolio realignments, or other business purposes. During the quarters ended March 31, 2026 and 2025, OFG repurchased $1.1 million and $1.0 million, respectively, of unpaid principal balance in mortgage loans, excluding mortgage loans sold subject to such credit recourse provisions and related representations and warranties. At March 31, 2026 and December 31, 2025, OFG had a $222 thousand and $249 thousand liability, respectively, for the estimated credit losses related to these loans.
During the quarters ended March 31, 2026 and 2025, OFG recognized $57 thousand and $66 thousand losses, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, including provisions for possible losses. During the quarters ended March 31, 2026 and 2025, OFG recognized $80 thousand and $15 thousand in gains, respectively, from the repurchase of residential mortgage loans without recourse, net of provisions for possible losses, including repurchases related to breaches of customary representations and warranties and other activities.
At March 31, 2026, OFG serviced $5.7 billion (December 31, 2025 - $5.7 billion) in mortgage loans for third parties, including subserviced mortgage loans. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold and serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA or VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At March 31, 2026, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $4.6 million (December 31, 2025 - $5.0 million). To the extent the mortgage

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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
Credit-related financial instruments at March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025
	(In thousands)
Commitments to extend credit	$1,493,149	$1,377,419
Commercial letters of credit	74	231
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
At March 31, 2026 and December 31, 2025, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2026 and December 31, 2025 is as follows:

	March 31,	December 31,
	2026	2025
	(In thousands)
Standby letters of credit and financial guarantees	$25,918	$26,051
Loans sold with recourse	81,285	83,014

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
At March 31, 2026 and December 31, 2025, the ACL for off-balance sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $1.2 million and $1.7 million, respectively, and is included in other liabilities in the statements of financial condition.
At March 31, 2026 and December 31, 2025, OFG maintained other non-credit commitments amounting to $16.8 million and $17.8 million, respectively, primarily for the acquisition of equity securities. In addition, as OFG continues to transform with a focus on simplification and building a culture of excellence and customer service, OFG continues to invest in technology that drives its strategy, namely digital, data analytics, cloud migration, cyber security, and sales and service capabilities. At March 31, 2026 and December 31, 2025, OFG had commitments for capital expenditures in technology amounting to $2.0 million and $1.6 million, respectively.

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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At March 31, 2026 and December 31, 2025, accrued liability for legal contingencies amounted to $708 thousand and $605 thousand, respectively. OFG continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. OFG also has an accrued liability for potential losses, operational errors, loss on theft not covered by insurance premiums, and uncollectible receivables, among other transactions, amounting to $192 thousand and $182 thousand at March 31, 2026 and December 31, 2025, respectively.
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
NOTE 20— OPERATING LEASES
Substantially all leases in which OFG is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2038. OFG’s leases do not contain residual value guarantees or material variable lease payments. All leases are classified as operating leases and are included on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. OFG leases to others certain space in its principal offices for terms extending through 2026 with two additional extensions through 2030; all are operating leases.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Operating Lease Cost

	Quarter Ended March 31,		Statement of Operations
	2026	2025	Classification

Lease costs	$2,160	$2,240	Occupancy and equipment
Variable lease costs	415	382	Occupancy and equipment
Short-term lease costs	224	100	Occupancy and equipment
Lease income	(13)	(13)	Occupancy and equipment
Total lease costs	$2,786	$2,709
Operating Lease Assets and Liabilities

	March 31,	December 31,	Statement of Financial Condition
	2026	2025	Classification
	(In thousands)
Right-of-use assets	$20,275	$21,261	Operating lease right-of-use assets
Lease Liabilities	$22,088	$23,157	Operating leases liabilities

	March 31,	December 31,
	2026	2025
	(In thousands)
Weighted-average remaining lease term	4.3 years	4.4 years
Weighted-average discount rate	7.4%	7.4%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2026, were as follows:

Minimum Rent
As of March 31, 2026	(In thousands)
2026	$5,776
2027	6,710
2028	5,308
2029	3,563
2030	2,021
Thereafter	2,389
Total lease payments	$25,767
Less imputed interest	3,679
Present value of lease liabilities	$22,088
OFG, as lessor, leases or subleases real property to tenants under operating leases. As of March 31, 2026, no material lease concessions have been granted to tenants. As of March 31, 2026, OFG, as lessee, has not requested any lease concessions.

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	March 31, 2026
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$2,131	$2,458,041	$—	$2,460,172
Trading securities	—	24	—	24
Money market investments	4,827	—	—	4,827
Servicing assets	—	—	67,228	67,228
	$6,958	$2,458,065	$67,228	$2,532,251

Non-recurring fair value measurements:
Collateral-dependent loans	$—	$—	$4,924	$4,924
Foreclosed real estate	—	—	2,037	2,037
Other repossessed assets	—	—	4,310	4,310
Mortgage loans held for sale	—	—	8,967	8,967
	$—	$—	$20,238	$20,238

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,651	$2,509,231	$—	$2,510,882
Trading securities	—	23	—	23
Money market investments	4,261	—	—	4,261
Servicing assets	—	—	66,333	66,333
	$5,912	$2,509,254	$66,333	$2,581,499

Non-recurring fair value measurements:
Collateral-dependent loans	$—	$—	$3,065	$3,065
Foreclosed real estate	—	—	2,490	2,490
Other repossessed assets	—	—	3,457	3,457
Mortgage loans held for sale	—	—	12,483	12,483
Other loans held for sale	—	—	3,062	3,062
	$—	$—	$24,557	$24,557
The fair value information included in the tables above for non-recurring fair value measurements is not as of period-end. Instead, it is as of the date that the fair value measurement was recorded closest to March 31, 2026 and December 31, 2025, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
At March 31, 2026, collateral-dependent loans valued using Level 3 inputs comprised loans with principal balances amounting to $4.9 million and an allowance of $1.2 million reflecting a fair value of $3.8 million. At December 31, 2025, collateral-dependent loans valued using Level 3 inputs comprised loans with principal balances amounting to $3.1 million and an allowance of $387 thousand reflecting a fair value of $2.7 million.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2026 and 2025:
Level 3 Instruments Only

	Servicing Assets
	Quarter Ended March 31,
	2026	2025
	(In thousands)
Balance at beginning of period	$66,333	$70,435
New instruments acquired	868	659
Principal repayments and amortization	(1,258)	(1,262)
Gains (losses) included in earnings	1,285	(594)
Balance at end of period	$67,228	$69,238
Servicing assets gains (losses) included in earnings during the quarters ended March 31, 2026 and 2025 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 7 – Servicing Assets.
There were no liabilities measured at fair value on a recurring basis and non-recurring basis at March 31, 2026 and December 31, 2025. The table below presents quantitative information for all assets measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)
Servicing assets	$67,228	Cash flow valuation	Constant prepayment rate	2.45% - 22.22%	5.39%
			Discount rate	10.00% - 15.50%	11.65%

Collateral-dependent loans	$4,924	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 51.20%	27.64%

Foreclosed real estate	$2,037	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 33.20%	14.00%

Other repossessed assets	$4,310	Fair value of property or collateral	Estimated net realizable value less disposition costs	36.00% - 71.00%	50.93%

Mortgage loans held for sale	$8,967	Market prices	Pricing and execution whole loan	93.48% - 100.17%	96.12%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$66,333	Cash flow valuation	Constant prepayment rate	2.38% - 22.45%	5.61%
			Discount rate	10.00% - 15.50%	11.62%

Collateral-dependent loans	$3,065	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 33.20%	24.67%

Foreclosed real estate	$2,490	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 33.20%	13.29%

Other repossessed assets	$3,457	Fair value of property or collateral	Estimated net realizable value less disposition costs	39.00% - 70.00%	49.94%

Mortgage loans held for sale	$12,483	Fair value of property	Estimated net realizable value	94.54% - 101.73%	97.09%

Other loans held for sale	$3,062	Bids or sales contract prices	Estimated market value	34.00% - 95.24%	54.89%
Information about Sensitivity to Changes in Significant Unobservable Inputs
Servicing assets – The significant unobservable inputs used in the fair value measurement of OFG’s servicing assets are constant prepayment rates and discount rates. Changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or offset the sensitivities. Mortgage banking activities, a component of total banking and financial service revenue in the consolidated statements of operations, include the changes from period to period in the fair value of the MSR, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.
Fair Value of Financial Instruments
The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of OFG.
The estimated fair value is subjective in nature, involves uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect these fair value estimates. The fair value estimates do not take into consideration the value of future business and the value of assets and liabilities that are not financial instruments. Other significant tangible and intangible assets that are not considered financial instruments include the value of long-term retail deposits, customer relationships, and premises and equipment.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair value and carrying value of OFG’s financial instruments at March 31, 2026 and December 31, 2025 was as follows:

	March 31,		December 31,
	2026		2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$636,499	$636,499	$1,040,335	$1,040,335
Investment securities available-for-sale	$2,131	$2,131	$1,651	$1,651
Level 2
Financial Assets:
Trading securities	$24	$24	$23	$23
Investment securities available-for-sale	$2,458,041	$2,458,041	$2,509,231	$2,509,231
Investment securities held-to-maturity	$219,848	$264,580	$225,065	$269,498
Federal Home Loan Bank (FHLB) stock	$27,421	$27,421	$27,421	$27,421
Equity securities	$36,261	$36,261	$35,317	$35,317
Level 3
Financial Assets:
Total loans, net (including loans held-for-sale)	$8,015,873	$8,040,074	$8,002,176	$8,014,246
Accrued interest receivable	$69,685	$69,685	$71,110	$71,110
Servicing assets	$67,228	$67,228	$66,333	$66,333
Accounts receivable and other assets	$73,250	$73,250	$68,371	$68,371
Financial Liabilities:
Deposits	$9,918,756	$9,849,272	$10,281,789	$10,262,752
Securities sold under agreements to repurchase	$100,008	$100,086	$100,037	$100,714
Advances from FHLB	$456,134	$456,581	$457,679	$456,581
Other borrowings	$—	$—	$9	$9
Accrued expenses and other liabilities	$229,979	$229,979	$209,997	$209,997

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2026 and December 31, 2025:
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters ended March 31, 2026 and 2025:

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Banking service revenues:
Electronic banking fees	$13,738	$12,384
Checking accounts fees	1,934	2,165
Savings accounts fees	315	297
Branch service and credit life commissions	337	351
Servicing and other loan fees	403	562
International fees	201	214
Miscellaneous income	16	8
Total banking service revenues	$16,944	$15,981

Wealth management revenue:
Insurance income	$3,728	$3,907
Broker fees	2,962	2,415
Trust fees	2,223	2,133
Total wealth management revenue	$8,913	$8,455

Mortgage banking activities:
Net servicing fees	$5,548	$3,749
Net gains on sale of mortgage loans and valuation	571	1,070
Net gain (loss) on repurchased loans and other	12	(43)
Total mortgage banking activities	$6,131	$4,776
Total banking and financial service revenues	$31,988	$29,212
OFG recognizes the revenue from banking services, wealth management and mortgage banking based on the nature and timing of revenue streams from contracts with customers:
Banking Service Revenues
Electronic banking fees include credit and debit card processing services, fees for using the Bank’s ATMs by non-customers, debit card interchange income, and service charges on deposit accounts. Revenue is recorded once the contracted service has been provided. Debit card interchange fees earned by the Bank are subject to pricing limits imposed by the Durbin Amendment.
Service charges on checking and saving accounts are recognized as consumer periodic maintenance revenue once the service is rendered, while overdraft and late charges revenues are recorded after the contracted service has been provided.
Other income such as branch service commissions, servicing and other loan fees, international fees, and miscellaneous income recognized as banking service revenue are out of the scope of ASC 606 – Revenue from Contracts with Customers.
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
Broker fees consist of two categories:
•Sales commissions generated by advisers for their clients’ purchases and sales of securities and other investment products, which are collected once the stand-alone transactions are completed at trade date or as earned, and managed account fees, which are fees charged to advisers’ clients’ accounts on OFG’s corporate advisory platform. These revenues do not cover future services; as a result, there is no need to allocate the amount received to any other service.
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
Trust fees are revenues related to fiduciary services provided to IRA trusts and other retirement plans. These generally include payment for trustee services, distribution services, custodial services of plan assets, due diligence services, and investment advisory services. Fees are billed based on services contracted. Negotiated fees are detailed in the contract. Fees collected in advance are amortized over the term of the contract. Fees are generally collected on an annual or quarterly basis once the administrative service has been completed. Fees do not include future services.
Mortgage Banking Activities
Mortgage banking activities such as servicing fees and valuation of servicing assets, gain on sale of mortgage loans, and gain on repurchased loans and others are out of the scope of ASC 606.

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

The accounting policies of the segments are the same as those referred to in Note 1 – “Summary of Significant Accounting Policies” of our 2025 Form 10-K. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. Financial results are presented, to the extent practicable, as if each business operated on a standalone basis, and includes expense allocations for corporate services used by the business segments, disclosed as intersegment expenses. Significant expense categories identified by management are disclosed for all segments, even though it may not be significant to a particular segment.
OFG’s chief operating decision maker (“CODM”) is the chief executive officer (“CEO”). The CODM evaluates the performance of the Banking, Wealth Management and Treasury segments primarily based on net income, which guides

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
resource allocation across segments. The CODM also continuously monitors performance and adjusts as necessary. Additionally, OFG employs a forecasting process to project future performance and resource needs, which are reviewed and updated regularly to ensure alignment with strategic goals.
Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2026 and 2025:

	Quarter Ended March 31, 2026
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$159,778	$5	$35,669	$195,452	$(1,326)	$194,126
Interest expense	(31,048)	—	(10,591)	(41,639)	1,326	(40,313)
Net interest income	128,730	5	25,078	153,813	—	153,813
Provision for credit losses	(22,479)	—	(4)	(22,483)	—	(22,483)
Non-interest income, net	23,023	9,144	—	32,167	—	32,167
Non-interest expenses [1]
Compensation and employee benefits	(38,460)	(2,565)	(322)	(41,347)	—	(41,347)
Occupancy, equipment and infrastructure costs	(8,460)	(124)	(14)	(8,598)	—	(8,598)
Depreciation and amortization of premises and equipment	(4,799)	(10)	(11)	(4,820)	—	(4,820)
Electronic banking charges	(8,604)	—	—	(8,604)	—	(8,604)
Information technology expenses	(6,560)	(37)	—	(6,597)	—	(6,597)
Professional and service fees	(4,332)	(719)	(1,163)	(6,214)	—	(6,214)
Loan servicing and clearing expenses	(1,856)	(573)	(135)	(2,564)	—	(2,564)
Amortization of other intangible assets	(231)	—	—	(231)	—	(231)
Intersegment expenses	1,034	(585)	(449)	—	—	—
Other [2]	(15,088)	(478)	(162)	(15,728)	—	(15,728)
Total non-interest expense	(87,356)	(5,091)	(2,256)	(94,703)	—	(94,703)
Income before income taxes	$41,918	$4,058	$22,818	$68,794	$—	$68,794
Income tax expense	(14,804)	—	(53)	(14,857)	—	(14,857)
Net income	$27,114	$4,058	$22,765	$53,937	$—	$53,937
Total assets	$10,045,598	$33,939	$3,328,963	$13,408,500	$(1,360,597)	$12,047,903
Expenditures for long-lived assets	$4,356	$—	$—	$4,356	$—	$4,356

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
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $285.2 million and $279.6 million at March 31, 2026 and 2025, respectively, which is used to fund Oriental Overseas operations, is included in the Treasury Segment with its corresponding interest expense, the related interest income is included in the Banking Segment, all are eliminated in the

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year quarter was mainly as a result of higher average balance.

	Quarter Ended March 31, 2025
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
Non-interest expenses [1]
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item I, “Financial Statements” of this quarterly report on Form 10-Q. This discussion and analysis section contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this quarterly report on Form 10-Q for the quarter ended March 31, 2026, and set forth in OFG’s annual report on our 2025 Form 10-K, as supplemented and amended by any subsequent quarterly reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Other factors not identified above, including those described under the headings in our 2025 Form 10-K and any subsequent quarterly reports on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements.

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

OFG’s mission is to make possible the progress of our customers, employees, shareholders, and communities we serve. As the world evolves rapidly, we seek to amplify our ambition, with the goal of advancing from steady progress to bold transformation. We believe that our strategy is designed to accelerate our transformation into a fully digital, data-driven, customer-centric financial institution, while maintaining the strong human relationships that define our brand. OFG aims to deliver intelligent growth, operational excellence, and deeper financial empowerment to make progress possible for our communities. OFG aims to position itself as a trusted digital financial coach, by understanding the customers’ objectives and needs by offering value-added services that help them achieve financial progress and well-being. OFG is transitioning from a digital-first model to a truly digital bank, one where customers should be able to perform every financial activity seamlessly, securely, and intuitively, anytime, anywhere. Our goal is to provide a one-stop digital experience that is enriched by human connection and powered by intelligence.
RECENT DEVELOPMENTS
Capital Actions
In January 2026, OFG announced that its Board approved the increase of its regular quarterly cash dividend to $0.35 per common share from $0.30 per share, beginning in the quarter ending March 31, 2026. The Board also approved a new $200 million stock repurchase program. This new, open-ended program is in addition to the stock repurchase program approved in April 2025.

Economic Conditions
Puerto Rico’s economy has continued to show stable performance, supported by favorable labor market conditions and adequate system liquidity. According to the Puerto Rico Department of Economic Development and Commerce, the Puerto Rico Economic Activity Index stood at 127.2 points in January 2026, representing a 0.3% increase compared to January 2025 and a consistent upward month-to-month trend in recent periods. Employment data published by such government agency indicates continued gains across multiple industries. As of January 2026, total non-farm payroll employment averaged approximately 951,600 jobs, reflecting a 1.7% increase from the previous month and a slight decrease of 0.1% year over year. Economic activity has benefited from public sector reconstruction funding, private investment, and onshoring initiatives. However, OFG continues to monitor global economic and geopolitical conditions, related uncertainties, and their possible impact on Puerto Rico's economy, which could influence OFG’s business and operational results.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2025 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2025 Form 10-K, we identified the Allowance for Credit Losses related to loans collectively evaluated for impairment as a critical accounting policy and estimate because it involves significant estimation uncertainty that has or is reasonably likely to have a material impact on our financial condition or results of operations.

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. There have been no material changes in the methods that we used to formulate these critical accounting estimates from those discussed in our 2025 Form 10-K.
FINANCIAL HIGHLIGHTS

Business momentum and disciplined execution drove strong first quarter of 2026 results, supported by proactive balance sheet management and core deposit strength. Our operating model continued to deliver, with ongoing loan growth, high quality credit performance, and consistent execution across the Company. During the quarter ended March 31, 2026, we repurchased $44.5 million of common stock and increased our dividend by 17%, reinforcing our commitment to capital management and shareholder returns.

Our positioning as a digital bank that values personal connections continues to deliver tangible results. Increased use of Libre and Elite retail products, as well as My Biz commercial accounts, contributed to deposit expansion and greater customer engagement and growth. This progress has enabled us to further optimize our funding mix and reduce reliance on wholesale funding, even amid the normalization of government deposits.

Puerto Rico’s economy is stable, with federal reconstruction funds and private investment supporting continued activity, particularly in manufacturing and onshoring. This environment, combined with our focus on operational excellence, positions OFG to continue to deliver solid financial performance and to take advantage of long-term growth prospects.
First Quarter of 2026:

Earnings per share diluted was $1.26 compared to $1.27 in the fourth quarter of 2025 and $1.00 in the first quarter of 2025. Total core revenues of $185.8 million compared to $185.4 million in the fourth quarter of 2025 and $178.3 million in the first quarter of 2025.

Performance metrics: Net interest margin of 5.36%, return on average assets of 1.78%, return on average tangible common stockholders’ equity of 16.43%, and efficiency ratio of 50.97%.

Total Interest Income of $194.1 million compared to $197.2 million in the fourth quarter of 2025 and $189.2 million in the first quarter of 2025. Compared to the fourth quarter of 2025, total interest income in the first quarter of 2026 decreased $3.1 million, reflecting lower average balances of cash and investment securities at lower average rates, partially offset by higher average balances of loans at higher average rates. The first quarter of 2026 included $3.3 million from a paid in full PCD loan. Compared to the fourth quarter of 2025, the first quarter of 2026 also reflected two fewer business days, which negatively affected interest income by approximately $3.1 million.
Total Interest Expense of $40.3 million compared to $44.5 million in the fourth quarter of 2025 and $40.2 million in the first quarter of 2025. Compared to the fourth quarter of 2025, total interest expense in the first quarter of 2026 decreased by $4.2 million, reflecting lower average balances of deposits at lower average rates, partially offset by higher average balances of borrowings at lower average rates. Compared to the fourth quarter of 2025, the first quarter of 2026 also reflected two fewer business days, which reduced interest expense by approximately $1.0 million.
Total Banking and Financial Service Revenues of $32.0 million compared to $32.6 million in the fourth quarter of 2025 and $29.2 million in the first quarter of 2025. Compared to the fourth quarter of 2025, total banking and financial service revenue in the first quarter of 2026 included favorable MSR valuation of approximately $1.3 million, while the fourth quarter of 2025 included $2.3 million in annual insurance commission recognition.
Pre-Provision Net Revenues of $91.3 million compared to $79.3 million in the fourth quarter of 2025 and $85.1 million in the first quarter of 2025.
Other Income reflected income of $0.2 million compared to a loss of $1.1 million in the fourth quarter of 2025 and income of $0.3 million in the first quarter of 2025. The first quarter of 2026 increased $1.3 million, reflecting the absence of $6.1 million accelerated amortization of technology related assets and gains of $3.9 million on the sale of non-performing loans and $1.1 million on the sale of a building in the fourth quarter of 2025.
Total Provision for Credit Losses of $22.5 million compared to $31.9 million in the fourth quarter of 2025 and $25.7 million in the first quarter of 2025. Total provision for credit losses in the first quarter of 2026 primarily reflected $17.5 million for increased loan volume and increased allowance of $3.7 million for a previously reserved commercial loan and $1.0 million mainly related to newly classified small commercial loans.

Credit Quality: Net charge-offs (“NCOs”) of $21.4 million (1.05% of average loans) compared to $26.9 million (1.32% of average loans) in the fourth quarter of 2025 and $20.4 million (1.05% of average loans) in the first quarter of 2025. NCOs decreased $5.5 million from the fourth quarter of 2025. The first quarter of 2026 reflected $3.9 million for a previously reserved commercial US loan and improved auto and commercial NCOs, while the fourth quarter of 2025 included $4.8 million from a sale of non-performing loans. The first quarter of 2026 early and total delinquency rates at 2.21% and 3.40%, respectively, declined from the fourth quarter of 2025, as well as the nonperforming loan rate at 1.47%.
Total Non-Interest Expense of $94.7 million compared to $105.0 million in the fourth quarter of 2025 and $93.5 million in the first quarter of 2025. Total non-interest expense in the first quarter of 2026 included $1.0 million in merit raises, $0.7 million in seasonal FICA costs, $1.0 million costs related to a capital markets readiness and registration process, $3.6 million in business related volume incentive payment (compared to $3.1 million in the first quarter of 2025), and $2.5 million in planned cost-savings. The fourth quarter of 2025 included $3.3 million in professional service fees related to performance-based advisory costs as part of the renegotiation of a cost-saving technology services contract, $2.5 million for business rightsizing, and $1.0 million related to the accelerated amortization of technology related assets.
Income Tax Expense was $14.9 million compared to a benefit of $8.5 million in the fourth quarter of 2025 and $13.9 million in the first quarter of 2025. The first quarter of 2026 ETR was 21.60%, reflecting an anticipated rate of 22.34% for the year, the benefit of some discrete items, and the absence of $16.8 million in previously reported tax benefits in the fourth quarter of 2025.
Loans Held-for-Investment of $8.24 billion compared to $8.20 billion in the fourth quarter of 2025 and $7.85 billion in the first quarter of 2025. Loans held-for-investment in the first quarter of 2026 increased $34.0 million or 0.4% sequentially, reflecting increases in U.S. and Puerto Rico commercial loans, partially offset by lower balances in residential mortgage, auto and consumer loans.

New Loan Production of $608.9 million compared to $605.6 million in the fourth quarter of 2025 and $558.9 million in the first quarter of 2025. Compared to the fourth quarter of 2025, new loan production in the first quarter of 2026 increased marginally, mainly due to auto loans. Year-over-year new loan production increased 8.9%, primarily reflecting increases in commercial loans while auto loans moderated as anticipated.
Total Investments of $2.79 billion compared to $2.84 billion in the fourth quarter of 2025 and $2.79 billion in the first quarter of 2025. Compared to the fourth quarter of 2025, total investments in the first quarter of 2026 reflected principal paydowns and maturities, partially offset by purchases of $49.2 million of mortgage-backed securities and residential mortgage securitizations of $23.5 million.
Customer Deposits of $9.66 billion compared to $9.92 billion in the fourth quarter of 2025 and $9.76 billion in the first quarter of 2025. Deposits decreased $263.4 million sequentially, reflecting the previously announced $500 million transfer of a government demand deposit into a wealth management account during the quarter, which was partially offset by retail and commercial deposit growth.
Total Borrowings and Brokered Deposits of $746.6 million compared to $897.3 million in the fourth quarter of 2025 and $421.5 million in the first quarter of 2025. Compared to the fourth quarter of 2025, the first quarter of 2026 total borrowings and brokered deposits declined $150.7 million, reflecting maturities.
Cash and Cash Equivalents of $636.5 million compared to $1.04 billion in the fourth quarter of 2025 and $710.6 million in the first quarter of 2025. Compared to the fourth quarter of 2025, the first quarter of 2026 declined $403.8 million primarily due to the previously mentioned government deposit transfer to wealth management.
Capital: CET1 ratio was 13.75% compared to 13.97% in the fourth quarter of 2025 and 14.27% in the first quarter of 2025. Tangible Common Equity ratio was 10.66% compared to 10.47% in the fourth quarter of 2025 and 10.30% in the first quarter of 2025. Tangible Book Value per share was $30.14 compared to $29.96 in the fourth quarter of 2025 and $26.66 in the first quarter of 2025.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended March 31,
	2026	2025	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$194,126	$189,222	2.6%
Interest expense	40,313	40,151	0.4%
Net interest income	153,813	149,071	3.2%
Provision for credit losses	22,483	25,688	(12.5)%
Net interest income after provision for credit losses	131,330	123,383	6.4%
Non-interest income	32,167	29,517	9.0%
Non-interest expenses	94,703	93,452	1.3%
Income before taxes	68,794	59,448	15.7%
Income tax expense	14,857	13,876	7.1%
Net income available to common shareholders	$53,937	$45,572	18.4%
PER SHARE DATA:
EPS Basic	$1.26	$1.01	24.8%
EPS Diluted	$1.26	$1.00	26.0%
Average common shares outstanding	42,786	45,295	(5.5)%
Average common shares outstanding and equivalents	42,956	45,509	(5.6)%
Cash dividends declared per common share	$0.35	0.30	16.7%
Cash dividends declared on common shares	$14,921	11,173	33.5%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.78%	1.56%	14.1%
Return on average tangible common stockholders’ equity (non-GAAP, see Table 17)	16.43%	15.28%	7.5%
Return on average common equity (ROE)	15.33%	14.12%	8.6%
Efficiency ratio	50.97%	52.42%	(2.8)%
Interest rate spread	5.21%	5.27%	(1.1)%
Interest rate margin	5.36%	5.42%	(1.1)%

	March 31,	December 31,
	2026	2025
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,788,458	$2,843,141
Loans, net	8,040,074	8,014,246
Total investments and loans	$10,828,532	$10,857,387
Deposits and borrowings
Deposits	$9,849,272	$10,262,752
Securities sold under agreements to repurchase	100,086	100,714
Advances from FHLB and other borrowings	456,581	456,590
Total deposits and borrowings	$10,405,939	$10,820,056
Stockholders’ equity
Common stock	59,885	59,885
Additional paid-in capital	640,656	642,973
Legal surplus	193,787	188,490
Retained earnings	938,349	904,630
Treasury stock, at cost	(432,209)	(389,067)
Accumulated other comprehensive loss	(33,573)	(16,906)
Total stockholders’ equity	$1,366,895	$1,390,005
Per share data
Book value per common share	$32.35	$32.13
Tangible book value per common share (non-GAAP, see Table 17)	$30.14	$29.96
Market price	$40.46	$40.98
Capital ratios
Leverage capital	10.88%	10.71%
Common equity Tier 1 capital	13.75%	13.97%
Tier 1 risk-based capital	13.75%	13.97%
Total risk-based capital	15.01%	15.24%
Financial assets managed
Trust assets managed	$2,282,622	$2,490,272
Broker-dealer assets managed	3,073,340	2,612,508
Total assets managed	$5,355,962	$5,102,780

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2026 and 2025.
TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

	Interest		Average rate		Average balance
	March 31,		March 31,		March 31,
	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
A - TAX-EQUIVALENT SPREAD (Non-GAAP)
Interest-earning assets	$194,126	$189,222	6.77%	6.88%	$11,633,354	$11,152,184
Tax-equivalent adjustment	3,884	3,587	0.14%	0.13%	—	—
Interest-earning assets - tax- equivalent (1)	198,010	192,809	6.91%	7.01%	11,633,354	11,152,184
Interest-bearing liabilities	40,313	40,151	1.56%	1.61%	10,489,319	10,140,667
Tax-equivalent net interest income / spread	157,697	152,658	5.35%	5.40%	1,144,035	1,011,517
Tax-equivalent interest rate margin			5.49%	5.53%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	29,717	29,498	4.24%	4.25%	2,805,387	2,774,102
Interest bearing cash and money market investments	5,855	6,316	3.59%	4.32%	660,529	593,325
Total investments	35,572	35,814	4.16%	4.31%	3,465,916	3,367,427
Non-PCD loans
Mortgage	8,321	8,123	5.71%	5.65%	582,836	575,556
Commercial	58,586	55,227	6.92%	7.43%	3,433,445	3,021,629
Consumer	20,091	19,787	11.57%	11.58%	704,512	692,890
Auto	55,213	54,553	8.49%	8.60%	2,636,107	2,574,105
Total Non-PCD loans	142,211	137,690	7.84%	8.14%	7,356,900	6,864,180
PCD loans
Mortgage	11,479	12,939	6.21%	6.24%	739,413	829,405
Commercial	4,848	2,745	27.41%	12.17%	70,750	90,215
Consumer	13	23	14.27%	13.37%	360	673
Auto	3	11	74.49%	15.13%	15	284
Total PCD loans	16,343	15,718	8.07%	6.83%	810,538	920,577
Total loans (2)	158,554	153,408	7.87%	7.99%	8,167,438	7,784,757
Total interest-earning assets	194,126	189,222	6.77%	6.88%	11,633,354	11,152,184

	Interest		Average rate		Average balance
	March 31,		March 31,		March 31,
	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	10,093	14,897	1.51%	1.89%	2,711,262	3,193,088
Savings and money market	6,391	5,028	1.12%	0.97%	2,319,764	2,093,431
Time deposits	13,957	13,777	3.02%	3.11%	1,872,184	1,795,517
	30,441	33,702	1.79%	1.93%	6,903,210	7,082,036
Brokered deposits	2,672	1,647	4.04%	4.22%	268,379	158,222
	33,113	35,349	1.87%	1.99%	7,171,589	7,240,258
Non-interest bearing deposits	—	—	—	—	2,657,430	2,541,743
Fair value premium and core deposit intangible amortizations	755	943	—%	—%	—	—
Total deposits	33,868	36,292	1.40%	1.50%	9,829,019	9,782,001
Borrowings:
Securities sold under agreements to repurchase	1,855	710	3.68%	4.53%	204,480	63,531
Advances from FHLB and other borrowings	4,590	3,149	4.08%	4.33%	455,820	295,135
Total borrowings	6,445	3,859	3.96%	4.36%	660,300	358,666
Total interest-bearing liabilities	40,313	40,151	1.56%	1.61%	10,489,319	10,140,667
Net interest income / spread	$153,813	$149,071	5.21%	5.27%
Interest rate margin			5.36%	5.42%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,144,035	$1,011,517
Average interest-earning assets to average interest-bearing liabilities ratio					110.91%	109.97%
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

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$571	$(352)	$219
Interest bearing cash and money market investments	667	(1,128)	(461)
Loans	7,456	(2,310)	5,146
Total interest income	8,694	(3,790)	4,904
Interest Expense:
NOW Accounts	(2,792)	(2,012)	(4,804)
Savings and money market	960	403	1,363
Time deposits	695	(515)	180
Brokered deposits	1,100	(75)	1,025
Fair value premium and core deposit intangible amortizations	—	(188)	(188)
Securities sold under agreements to repurchase	1,302	(157)	1,145
Advances from FHLB and other borrowings	1,627	(186)	1,441
Total interest expense	2,892	(2,730)	162
Net Interest Income	$5,802	$(1,060)	$4,742
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
Comparison of quarters ended March 31, 2026 and 2025
Net interest income of $153.8 million increased $4.7 million from $149.1 million, reflecting higher loan interest income and lower deposit interest expense, partially offset by higher borrowing cost. On a tax equivalent basis net interest income increased $5.0 million or 3.3% to $157.7 million from $152.7 million.
The interest rate spread decreased six basis points to 5.21% from 5.27% and the net interest margin declined six basis points to 5.36% from 5.42%, primarily reflecting an eleven basis point decrease in the yield of interest-earning assets.
Net interest income was positively impacted by:
•A $5.1 million increase in loan interest income, driven by growth in average balances across multiple portfolios, including: (i) $5.5 million from commercial loans, mainly due to an increase of $392.4 million in average balances reflecting OFG’s strategy to grow commercial lending in Puerto Rico and the U.S. mainland, (ii) $0.7 million from auto loans, mainly due to a $61.7 million increase in the average balance and (iii) $0.3 million from consumer loans, mainly due to $11.3 million increase in the average balance. These increases were partially offset by $1.3 million lower interest income from residential mortgage loans, reflecting an $82.7 million decrease in average balances primarily due to the securitization and sale of conforming loans, normal paydowns, and the extinguishment of the PCD portfolio; and
•A $2.4 million decrease in deposit interest expense, reflecting lower average rates, reflecting the previously announced $500 million transfer of a government demand deposit into a wealth management account during the quarter, which was partially offset by retail and commercial deposit growth.
These increases were offset by higher interest paid on borrowings of $2.6 million from FHLB advances and securities under agreements to repurchase taken during the year 2025.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2026	2025	Variance %
	(Dollars in thousands)
Banking service revenue	$16,944	$15,981	6.0%
Wealth management revenue	8,913	8,455	5.4%
Mortgage banking activities	6,131	4,776	28.4%
Total banking and financial service revenue	31,988	29,212	9.5%
Other non-interest income	179	305	(41.3)%
Total non-interest income	$32,167	$29,517	9.0%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains or losses on sales of assets.
Comparison of quarters ended March 31, 2026 and 2025

OFG reported non-interest income in the amount of $32.2 million, an increase of $2.7 million or 9.0%, compared to $29.5 million in the prior period. The increase in non-interest income was due to:
•An increase of $1.4 million in mortgage banking activities, mainly due to favorable variance in the valuation of the MSR of $2.0 million, partially offset by an unfavorable $429 thousand impact from lower-of-cost-or-market adjustments on mortgage loans held-for-sale;
•A $963 thousand increase in banking service revenue, driven by higher customer activity and transaction volumes. Electronic banking increased $1.4 million, mainly from higher: (i) interchange fees and increased merchant business activity of $1.1 million and (ii) cash management fees in commercial accounts of $249 thousand. These increases were partially offset by (i) lower deposit service fees of $214 thousand, reflecting reduced checking and savings accounts service charges, and (ii) a $159 thousand decline in servicing and other loan fees, mainly from auto care commissions and administration fees; and
•An increase of $458 thousand in wealth management revenues, mainly due to: (i) a $547 thousand increase in broker-dealer fees from investment advisory and mutual fund retailer fees, partially offset by (ii) a $179 thousand decrease in insurance income reflecting lower annuity sales.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2026	2025	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$41,347	39,932	3.5%
Occupancy, equipment and infrastructure costs	13,418	14,820	(9.5)%
Electronic banking charges	8,604	9,670	(11.0)%
Information technology expenses	6,597	6,287	4.9%
Professional and service fees	6,214	5,118	21.4%
Taxes, other than payroll and income taxes	4,133	3,726	10.9%
Insurance	2,873	2,766	3.9%
Advertising, business promotion, and strategic initiatives	3,016	2,617	15.2%
Loan servicing and clearing expenses	2,564	2,234	14.8%
Communication	1,099	1,120	(1.9)%
Printing, postage, stationery and supplies	1,487	1,147	29.6%
Director and investor relations	313	333	(6.0)%
Foreclosed real estate and other repossessed assets (income) expenses, net	(114)	1,028	111.1%
Other	3,152	2,654	18.8%
Total non-interest expenses	$94,703	$93,452	1.3%
Relevant ratios and data:
Efficiency ratio	50.97%	52.42%
Compensation and benefits to non-interest expense	43.66%	42.73%
Compensation to average total assets owned	1.36%	1.37%
Number of employees end of period	2,181	2,223
Average number of employees	2,189	2,232
Average compensation per employee (in thousands)	$75.55	$71.56
Average loans per average employee	$3,731	$3,488

Non-Interest Expense
Comparison of quarters ended March 31, 2026 and 2025
Non-interest expense was $94.7 million, representing an increase of 1.3% or $1.3 million, compared to $93.5 million. The increase in non-interest expense was mainly due to:
•Increase of $1.4 million in compensation and employee benefits, as a result of higher salaries and benefits, including payroll taxes; and
•Increase of $1.1 million in professional and service fees mainly due to $1.0 million of costs associated to a capital markets readiness and registration process.
These increases in non-interest expense were partially offset by:
•A $1.4 million decrease in occupancy, equipment and infrastructure costs, driven by lower internet services expenses of $657 thousand, $445 thousand of insurance reimbursement related to equipment, and $99 thousand in reduced software maintenance expenses.
The efficiency ratio was 50.97% compared to 52.42%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that were excluded from the adjusted efficiency ratio computation for the quarters ended March 31, 2026 and 2025, amounted to $179 thousand and $305 thousand, respectively.
Provision for Credit Losses
Comparison of quarters ended March 31, 2026 and 2025
Provision for credit losses decreased by $3.2 million to $22.5 million from $25.7 million. The provision for credit losses for the quarter ended March 31, 2026, reflected $17.5 million for increased loan volume and increased allowance of $3.7 million for a previously reserved commercial US loan and $1.0 million related mainly to newly classified commercial loans. These downgrades are borrower specific and event driven and do not indicate a broad base deterioration in portfolio credit quality.
The provision for credit losses for the quarter ended March 31, 2025, reflected adjustments of $17.4 million related to loan volume, $4.8 million in specific reserves and $3.5 million to reflect auto current loss given default trends post pandemic.
Income Tax Expense
Comparison of quarters ended March 31, 2026 and 2025
Income tax expense for the quarter ended March 31, 2026 increased by $1.0 million to $14.9 million from $13.9 million. OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the quarters ended March 31, 2026 and 2025 of 21.6% and 23.3%, respectively. The lower ETR is mainly related to exempt income and investments subject to preferential tax treatment under the PR Code. The expected ETR for 2026 is 22.3%.
Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on net income. OFG’s methodology for allocating expenses for corporate services among segments is based on several factors such as revenue, employee headcount, occupied space, and dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2026 and 2025.

TABLE 4 - BUSINESS SEGMENTS
	Quarter Ended March 31, 2026
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$159,778	$5	$35,669	$195,452	$(1,326)	$194,126
Interest expense	(31,048)	—	(10,591)	(41,639)	1,326	(40,313)
Net interest income	128,730	5	25,078	153,813	—	153,813
Provision for credit losses	(22,479)	—	(4)	(22,483)	—	(22,483)
Non-interest income, net	23,023	9,144	—	32,167	—	32,167
Non-interest expense:
Compensation and employee benefits	(38,460)	(2,565)	(322)	(41,347)	—	(41,347)
Occupancy, equipment and infrastructure costs	(8,460)	(124)	(14)	(8,598)	—	(8,598)
Depreciation and amortization of premises and equipment	(4,799)	(10)	(11)	(4,820)	—	(4,820)
Electronic banking charges	(8,604)	—	—	(8,604)	—	(8,604)
Information technology expenses	(6,560)	(37)	—	(6,597)	—	(6,597)
Professional and service fees	(4,332)	(719)	(1,163)	(6,214)	—	(6,214)
Loan servicing and clearing expenses	(1,856)	(573)	(135)	(2,564)	—	(2,564)
Amortization of other intangible assets	(231)	—	—	(231)	—	(231)
Intersegment expenses	1,034	(585)	(449)	—	—	—
Other	(15,088)	(478)	(162)	(15,728)	—	(15,728)
Total non-interest expense	(87,356)	(5,091)	(2,256)	(94,703)	—	(94,703)
Income before income taxes	$41,918	$4,058	$22,818	$68,794	$—	$68,794
Income tax expense	(14,804)	—	(53)	(14,857)	—	(14,857)
Net income	$27,114	$4,058	$22,765	$53,937	$—	$53,937
Total assets	$10,045,598	$33,939	$3,328,963	$13,408,500	$(1,360,597)	$12,047,903

Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $285.2 million and $279.6 million at March 31, 2026 and 2025, respectively, which is used to fund Oriental Overseas operations, is included in the Treasury Segment with its corresponding interest expense, the related interest income is included in the Banking Segment, all are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year quarter was mainly as a result of higher average balance.

	Quarter Ended March 31, 2025
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

Comparison of quarters ended March 31, 2026 and 2025
Banking
OFG’s banking segment net income before taxes increased by $13.8 million from $28.1 million to $41.9 million, mainly due to:
•Increase of $4.8 million in loan interest income, driven by higher average loan balances;
•Decrease of $3.5 million in interest expense, reflecting the $500 million government demand deposit transfer into a wealth management account during the quarter, partially offset by higher retail and commercial deposits.
•Decrease of $3.2 million in provision for credit losses, primarily driven by lower loss rate model and qualitative provisions. In addition, the economic model resulted in a net release in the current quarter, compared to the prior year, consistent with more favorable macroeconomic assumptions. These improvements were partially offset by relatively stable volume‑driven provisions and individual loan activity.
•Increase of $2.3 million in non-interest income primarily related to $1.4 million increase in mortgage banking activities, mainly from favorable variance in the valuation of the MSR, and $963 thousand increase in banking service revenue due to higher customer activity and transaction volumes.

Wealth Management
Wealth management segment revenue consists of commissions and fees from fiduciary activities, securities brokerage and investment advisory services, and insurance and reinsurance activities. Net income before taxes from this segment increased to $4.1 million from $3.6 million, mainly from higher non-interest income of $327 thousand related to higher broker-dealer fees from investment advisory service fees and mutual funds retailer fees, partially offset by lower insurance income.
Treasury
Treasury segment net income before taxes decreased by $4.9 million from $27.7 million to $22.8 million. The decrease was mainly due to higher: (i) interest expense of $3.7 million, including $2.6 million from higher borrowings and $1.0 million from brokered deposits, which were utilized to enhance liquidity and support strategic growth in the commercial loan portfolio, and (ii) non-interest expense of $1.4 million, mainly related to costs incurred in capital markets readiness and registration process amounting to $1.1 million.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At March 31, 2026, OFG’s total assets amounted to $12.048 billion, a decrease of $417.8 million, when compared to $12.466 billion at December 31, 2025.
Cash and due from banks decreased by $404.4 million to $631.7 million, reflecting the $500 million transfer of a government demand deposit into a wealth management account during the quarter.
The investment portfolio decreased $54.7 million or 1.9% primarily reflecting principal paydowns and maturities, as well as $20.1 million in unfavorable market value adjustments, partially offset by $51.3 million of new available-for-sale mortgage-backed securities and US Treasury securities, and $23.5 million related to mortgage loan securitizations. OFG’s investment strategy focuses on liquidity and highly liquid securities, considering their investment and the current market environment.
OFG’s loan portfolio is comprised of Puerto Rico residential mortgage loans, consumer loans, auto loans, commercial loans secured by real estate, other commercial and industrial loans, and commercial US loans. At March 31, 2026, OFG’s net loan portfolio increased by $25.8 million or 0.3% reflecting increases in US and Puerto Rico commercial loans, partially offset by auto and consumer loans, mortgage securitizations, and portfolio run-off.
Financial Assets Managed
At March 31, 2026, OFG’s financial assets include assets managed by its trust division and by its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of IRAs and manages retirement plans and custodian and corporate trust accounts. At March 31, 2026 and December 31, 2025, total assets managed by OFG’s trust division amounted to $2.283 billion and $2.490 billion, respectively. The $207.6 million decrease reflects changes in market conditions, as well as the discontinuance of Keogh plan services during the quarter. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2026, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $3.073 billion, compared to $2.613 billion at December 31, 2025. The $460.8 million increase in broker-dealer related assets is mainly due to the transfer of $500 million government demand deposit from the Bank into a wealth management account during the quarter, as well as changes in market conditions.
Goodwill
OFG’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG completes its annual goodwill impairment test as of October 31 of each year. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. During the quarter ended March 31, 2026, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no impairments were identified at March 31, 2026.
As of both March 31, 2026 and December 31, 2025, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $178 thousand to the wealth management segment. Please refer to “Note 8 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance %
	2026	2025
	(In thousands)
Investments:
FNMA and FHLMC certificates	$2,216,931	$2,285,078	(3.0)%
GNMA certificates	503,159	490,571	2.6%
US Treasury securities	2,131	1,651	29.1%
Equity securities	63,682	62,738	1.5%
CMOs issued by US government-sponsored agencies	2,031	2,579	(21.2)%
Other debt securities	500	501	(0.2)%
Trading securities	24	23	4.3%
Total investments	2,788,458	2,843,141	(1.9)%
Loans, net	8,040,074	8,014,246	0.3%
Total investments and loans	10,828,532	10,857,387	(0.3)%
Other assets:
Cash and due from banks	631,672	1,036,074	(39.0)%
Money market investments	4,827	4,261	13.3%
Foreclosed real estate	2,037	2,490	(18.2)%
Accrued interest receivable	69,685	71,110	(2.0)%
Deferred tax asset, net	120,431	104,359	15.4%
Premises and equipment, net	92,731	93,554	(0.9)%
Customers' liability on acceptances	22,665	22,442	1.0%
Servicing assets	67,228	66,333	1.3%
Goodwill	84,241	84,241	—%
Other intangible assets	8,869	9,854	(10.0)%
Operating lease right-of-use assets	20,275	21,261	(4.6)%
Other assets	94,710	92,291	2.6%
Total other assets	1,219,371	1,608,270	(24.2)%
Total assets	$12,047,903	$12,465,657	(3.4)%
Investment portfolio composition:
FNMA and FHLMC certificates	79.5%	80.3%
GNMA certificates	18.0%	17.3%
US Treasury securities	0.1%	0.1%
Equity securities	2.3%	2.2%
CMOs issued by US government-sponsored agencies	0.1%	0.1%
Other debt securities and trading securities	0.0%	0.0%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	March 31,	December 31,	Variance %
	2026	2025
	(In thousands)
Loans held-for-investment:
Commercial loans	$3,553,096	$3,490,169	1.8%
Mortgage loans	1,373,629	1,390,346	(1.2)%
Consumer loans	677,841	683,548	(0.8)%
Auto loans	2,630,497	2,636,979	(0.2)%
	8,235,063	8,201,042	0.4%
Allowance for credit losses	(203,956)	(202,341)	0.8%
Total loans held-for-investment, net	8,031,107	7,998,701	0.4%
Mortgage loans held-for-sale	8,967	12,483	(28.2)%
Other loans held-for-sale	—	3,062	(100.0)%
Total loans held-for-sale	8,967	15,545	(42.3)%
Total loans, net	$8,040,074	$8,014,246	0.3%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $8.040 billion at March 31, 2026, a 0.3% increase when compared to $8.014 billion at December 31, 2025. The composition and trends of OFG’s loans held-for-investment portfolio were as follows:
•Commercial loan portfolio amounted to $3.553 billion (43.1% of the gross loan portfolio) compared to $3.490 billion (42.6% of the gross loan portfolio) at December 31, 2025, a 1.8% increase as a result of originations and credit lines usage during the first quarter of 2026. Commercial loans secured by non-owner occupied commercial real estate amounted to $766.6 million and $774.1 million at March 31, 2026 and December 31, 2025, respectively, which represented 9.3% of our total gross loan portfolio held-for-investment. Commercial US loans amounted to $871.6 million and $830.0 million at March 31, 2026 and December 31, 2025, respectively, which represented 10.6% and 10.1% of our total gross loan portfolio held-for-investment.
During the quarter ended March 31, 2026, OFG sold commercial loans held-for-sale with a reporting balance of $3.1 million and recognized a $28 thousand loss, included in other non-interest income in the consolidated statements of operations.
Commercial loan production increased 37.1% or $82.0 million to $303.2 million in the quarter ended March 31, 2026 from $221.2 million in the prior year quarter, mainly in the commercial US loan portfolio. Commercial US loans activities include the purchase of middle market senior secured cash flow loan participations and the purchase of participations of loans to small and medium sized businesses. Excluding commercial US loans activities, commercial PR loan production increased by 22.8% to $200.4 million in the quarter ended March 31, 2026 from $163.2 million in the prior year quarter.
•Mortgage loan portfolio amounted to $1.374 billion (16.7% of the gross loan portfolio) compared to $1.390 billion (17.0% of the gross originated loan portfolio) at December 31, 2025, a 1.2% decrease resulting from securitization of conforming loans into mortgage-backed securities and regular paydowns. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $54.4 million and $56.5 million at March 31, 2026 and December 31, 2025, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
Mortgage loan production totaled $41.9 million in the quarter ended March 31, 2026, which represents an increase of 13.3% from $37.0 million in the prior year quarter.
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

•Consumer loan portfolio amounted to $677.8 million (8.2% of the gross loan portfolio) compared to $683.5 million (8.3% of the gross loan portfolio) at December 31, 2025. Consumer loan production increased by 0.9% or $622 thousand to $68.5 million in the quarter ended March 31, 2026 from $67.9 million in the prior year quarter.
•Auto loans portfolio amounted to $2.630 billion (32.0% of the gross loan portfolio) compared to $2.637 billion (32.1% of the gross originated loan portfolio) at December 31, 2025. Auto loans production decreased by 16.2% or $37.6 million to $195.3 million in the quarter ended March 31, 2026 from $232.9 million in the prior year quarter, as expected.

The following table includes the maturities of OFG’s lending exposure to the Puerto Rico government.
TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS

March 31, 2026
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$77,135	$—	$12,302	$64,833
At March 31, 2026, OFG has $77.1 million of direct credit exposure to the Puerto Rico government, a $161 thousand decrease from $77.3 million at December 31, 2025. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. Deposits from the Puerto Rico government totaled $1.261 billion at March 31, 2026.
Allowance for Credit Losses
OFG measures its ACL based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets. Tables 8 through 11 set forth an analysis of activity in the ACL and present selected credit loss statistics for the quarters ended March 31, 2026 and 2025 and as of March 31, 2026 and December 31, 2025. In addition, Table 6 sets forth the composition of the loan portfolio.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report on Form 10-Q and “Note 5 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and ACL.
Non-performing Assets

OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 12 and 14). At March 31, 2026, OFG had $115.4 million of non-accrual loans held-for-investment, including $248 thousand PCD loans, compared to $124.6 million at December 31, 2025. The decrease is mainly related to a decrease of $3.3 million in commercial loan portfolio from $87.3 million at December 31, 2025 and a decrease of $5.8 million in auto loan portfolio from $20.8 million at December 31, 2025.

As of December 31, 2025, OFG had $3.1 million in non-accrual commercial US loans held-for-sale. There were no past due or non-accrual commercial loans held-for-sale as of March 31, 2026.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of March 31, 2026 and December 31, 2025, the outstanding balance of these residential mortgage loans was $5.6 million and $5.5 million, respectively.
At March 31, 2026, OFG’s non-performing assets decreased by 6.4% to $127.3 million (1.06% of total assets) from $136.0 million (1.09% of total assets) at December 31, 2025.
Foreclosed real estate decreased from $2.5 million at December 31, 2025 to $2.0 million at March 31, 2026 and other repossessed assets increased from $3.5 million at December 31, 2025 to $4.3 million at March 31, 2026, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At March 31, 2026, the allowance coverage ratio to non-performing loans was 168.6% (155.6% at December 31, 2025).
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
The following items comprise non-performing loans held-for-investment, including non-PCD and PCDs:
Commercial loans - At March 31, 2026, OFG’s non-performing commercial loans amounted to $84.0 million (69.5% of OFG’s non-performing loans), a 3.8% decrease from $87.3 million at December 31, 2025 (67.1% of OFG’s non-performing loans). This balance includes a Puerto Rico telecommunications commercial loan moved to non-accrual classification during 2025 amounting to $44.1 million and $45.0 million at March 31, 2026 and December 31, 2025, respectively. Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At March 31, 2026, OFG’s non-performing mortgage loans totaled $18.1 million (15.0% of OFG’s non-performing loans), a 2.9% increase from $17.6 million (13.6% of OFG’s non-performing loans) at December 31, 2025. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At March 31, 2026, OFG’s non-performing consumer loans amounted to $3.8 million (3.2% of OFG’s non-performing loans), a 12.4% decrease from $4.4 million at December 31, 2025 (3.4% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto loans - At March 31, 2026, OFG’s non-performing auto loans amounted to $14.9 million (12.3% of OFG’s total non-performing loans), a 28.0% decrease from $20.8 million at December 31, 2025 (15.9% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days and fully written-off when payments are delinquent 180 days.
OFG has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-Conforming Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing OFG’s losses on non-performing mortgage loans. The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, Rural Housing Service (RHS), Puerto Rico Housing Finance Authority (PRHFA), conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to FNMA and FHLMC, and conventional loans retained by OFG. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and deed in lieu of foreclosure. The Non-Conforming Mortgage Loan Program is for non-conforming mortgages, including balloon payment, interest-only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-conforming mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA, VA, FNMA, or FHLMC, as applicable, and performing loans not meeting secondary market guidelines processed pursuant OFG’s current credit and underwriting guidelines. OFG achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan. In order to apply for any of our loan modification programs, if the borrower is active in Chapter 13 bankruptcy, it must request an authorization from the bankruptcy trustee to allow the loan modification. Borrowers with discharged Chapter 7 bankruptcies may also apply. Loans in these programs are evaluated by designated credit underwriters for financial difficulty modification if OFG grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	March 31,	December 31,	Variance
	2026	2025	%
	(In thousands)
ACL:
Non-PCD
Commercial loans	$68,408	$65,943	3.7%
Mortgage loans	6,243	6,358	(1.8)%
Consumer loans	32,998	33,466	(1.4)%
Auto loans	92,462	92,472	—%
Total ACL	$200,111	$198,239	0.9%

PCD
Commercial loans	$495	$493	0.4%
Mortgage loans	3,338	3,599	(7.3)%
Consumer loans	10	9	11.1%
Auto loans	2	1	100.0%
Total ACL	$3,845	$4,102	(6.3)%

ACL summary
Commercial loans	$68,903	$66,436	3.7%
Mortgage loans	9,581	$9,957	(3.8)%
Consumer loans	33,008	$33,475	(1.4)%
Auto loans	92,464	$92,473	—%
Total ACL	$203,956	$202,341	0.8%

ACL composition:
Commercial loans	33.8%	32.8%
Mortgage loans	4.7%	4.9%
Consumer loans	16.2%	16.5%
Auto loans	45.3%	45.8%
	100.0%	100.0%

ACL coverage ratio at end of period:
Commercial loans	1.94%	1.90%	2.1%
Mortgage loans	0.70%	0.72%	(2.8)%
Consumer loans	4.87%	4.90%	(0.6)%
Auto loans	3.52%	3.51%	0.3%
	2.48%	2.47%	0.4%

ACL coverage ratio to non-performing loans:
Commercial loans	82.0%	76.1%	7.8%
Mortgage loans	52.8%	56.5%	(6.5)%
Consumer loans	860.3%	764.6%	12.5%
Auto loans	619.2%	445.7%	38.9%
	168.6%	155.6%	8.4%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	March 31,		December 31,
	2026		2025
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
	(In thousands)		(In thousands)
Commercial loans	$68,903	43.1%	$66,436	42.6%
Mortgage loans	9,581	16.7%	9,957	17.0%
Consumer loans	33,008	8.2%	33,475	8.3%
Auto loans	92,464	32.0%	92,473	32.1%
Total	$203,956	100.0%	$202,341	100.0%
[1] Total loans in this table refers to total loans held-for-investment.
TABLE 10 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended March 31,
	2026	2025	Variance %
	(In thousands)
Balance at beginning of period	$202,341	$175,863	15.1%
Provision for credit losses	22,994	25,681	(10.5)%
Charge-offs	(31,059)	(29,498)	5.3%
Recoveries	9,680	9,128	6.0%
Balance at end of period	$203,956	$181,174	12.6%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS

	Quarter Ended March 31,
	2026	2025	Variance %
	(In thousands)
Non-PCD:
Mortgage loans
Charge-offs	$(66)	$(23)	187.0%
Recoveries	193	186	3.8%
Total	127	163	(22.1)%
Commercial PR
Charge-offs	(75)	(112)	(33.0)%
Recoveries	52	152	(65.8)%
Total	(23)	40	(157.5)%
Commercial US
Charge-offs	(3,934)	(2,918)	34.8%
Recoveries	—	—	—%
Total	(3,934)	(2,918)	34.8%
Consumer loans
Charge-offs	(8,819)	(8,252)	6.9%
Recoveries	1,068	725	47.3%
Total	(7,751)	(7,527)	3.0%
Auto loans
Charge-offs	(18,159)	(18,192)	(0.2)%
Recoveries	8,159	7,674	6.3%
Total	$(10,000)	$(10,518)	(4.9)%
PCD:
Mortgage loans
Charge-offs	$(6)	$—	100.0%
Recoveries	167	341	(51.0)%
Total	161	341	(52.8)%
Commercial PR
Charge-offs	—	—	—%
Recoveries	21	25	(16.0)%
Total	21	25	(16.0)%
Consumer loans
Charge-offs	—	—	—%
Recoveries	6	6	—%
Total	6	6	—%
Auto loans
Charge-offs	—	(1)	(100.0)%
Recoveries	14	19	(26.3)%
Total	$14	$18	(22.2)%

Total charge-offs	$(31,059)	$(29,498)	5.3%
Total recoveries	9,680	9,128	6.0%
Net credit losses	$(21,379)	$(20,370)	5.0%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Quarter Ended March 31,
	2026	2025	Variance %
	(Dollars in thousands)
Net credit losses (recoveries) to average loans outstanding:
Mortgage loans	(0.09)%	(0.14)%	(35.7)%
Commercial PR	—%	(0.01)%	(100.0)%
Commercial US	1.85%	1.62%	14.2%
Consumer loans	4.40%	4.34%	1.4%
Auto loans	1.52%	1.63%	(6.7)%
Total	1.05%	1.05%	—%
Recoveries to charge-offs	31.17%	30.94%	0.7%
Average Loans Held-for-Investment
Mortgage loans	$1,322,249	$1,404,961	(5.9)%
Commercial PR	2,654,345	2,392,006	11.0%
Commercial US	849,850	719,838	18.1%
Consumer loans	704,872	693,563	1.6%
Auto loans	2,636,122	2,574,389	2.4%
Total	$8,167,438	$7,784,757	4.9%
Net charge-offs for the quarter ended March 31, 2026 amounted to $21.4 million (1.05% of average loans), increasing by $1.0 million when compared to $20.4 million (1.05% of average loans) in the prior year quarter.
Net charge-offs variances were as follows:
•Residential mortgage loans net recoveries for the quarter ended March 31, 2026 amounted to $288 thousand, decreasing by $216 thousand when compared to prior year quarter.
•Commercial loans net charge-offs for the quarter ended March 31, 2026 amounted to $3.9 million, increasing by $1.1 million when compared to $2.9 million in the first quarter of 2025. The quarters ended March 31, 2026 and 2025 included partial charge-offs of previously reserved commercial US loans for $3.9 million and $2.9 million, respectively.
•Consumer loans net charge-offs in the quarter ended March 31, 2026 amounted to $7.7 million, increasing by $224 thousand when compared to net charge-offs of $7.5 million in the prior year quarter.

•Auto loans net charge-offs for the quarter ended March 31, 2026 amounted to $10.0 million, decreasing by $514 thousand when compared to net charge-offs of $10.5 million in the prior year quarter.

TABLE 12 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$115,144	$124,300	(7.4)%
Accruing loans	5,552	5,481	1.3%
Total	$120,696	$129,781	(7.0)%
PCD	248	282	(12.1)%
Total non-performing loans	$120,944	$130,063	(7.0)%
Foreclosed real estate	2,037	2,490	(18.2)%
Other repossessed assets	4,310	3,457	24.7%
	$127,291	$136,010	(6.4)%
Non-performing assets to total assets	1.06%	1.09%	(2.8)%
Non-performing assets to total capital	9.31%	9.78%	(4.8)%

TABLE 13 — NON-ACCRUAL LOANS

	March 31,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial loans	$84,004	$87,253	(3.7)%
Mortgage loans	12,369	11,919	3.8%
Consumer loans	3,836	4,378	(12.4)%
Auto loans	14,934	20,750	(28.0)%
Total	$115,143	$124,300	(7.4)%
PCD
Commercial loans	$24	$55	(56.4)%
Mortgage loans	224	227	(1.3)%
Total	$248	$282	(12.1)%
Total non-accrual loans	$115,391	$124,582	(7.4)%
Non-accruals loans composition percentages:
Commercial loans	72.8%	70.1%
Mortgage loans	10.9%	9.7%
Consumer loans	3.3%	3.5%
Auto loans	13.0%	16.7%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	1.40%	1.52%	(7.9)%
Allowance for credit losses to non-accrual loans	176.75%	162.42%	8.8%

	Quarter Ended March 31,
	2026	2025
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$331	$596

TABLE 14 - NON-PERFORMING LOANS

	March 31,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial loans	$84,004	$87,253	(3.7)%
Mortgage loans	17,921	17,400	3.0%
Consumer loans	3,837	4,378	(12.4)%
Auto loans	14,934	20,750	(28.0)%
Total	$120,696	$129,781	(7.0)%
PCD
Commercial loans	$24	$55	(56.4)%
Mortgage loans	224	227	(1.3)%
Total	$248	$282	(12.1)%
Total non-performing loans	$120,944	$130,063	(7.0)%
Non-performing loans composition percentages:
Commercial loans	69.5%	67.1%
Mortgage loans	15.0%	13.6%
Consumer loans	3.2%	3.4%
Auto loans	12.3%	15.9%
	100.0%	100.0%
Non-performing loans to:
Total loans held-for-investment gross	1.47%	1.59%	(7.5)%
Total assets	1.00%	1.04%	(3.8)%
Total capital	8.85%	9.36%	(5.4)%
Non-performing loans with partial charge-offs to:
Total loans held-for-investment gross	0.18%	0.19%	(5.3)%
Non-performing loans	12.19%	11.95%	2.0%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	110.55%	109.85%	0.6%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	193.21%	176.69%	9.3%

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,719,175	$2,626,768	3.5%
NOW accounts	2,628,727	3,173,142	(17.2)%
Savings accounts	2,367,522	2,259,973	4.8%
Time deposits	2,128,353	2,197,358	(3.1)%
Total deposits	9,843,777	10,257,241	(4.0)%
Accrued interest payable	5,495	5,511	(0.3)%
Total deposits and accrued interest payable	9,849,272	10,262,752	(4.0)%
Borrowings:
Securities sold under agreements to repurchase	100,086	100,714	(0.6)%
Advances from FHLB	456,581	456,581	—%
Other borrowings	—	9	(100.0)%
Total borrowings	556,667	557,304	(0.1)%
Total deposits and borrowings	10,405,939	10,820,056	(3.8)%
Other liabilities:
Acceptances executed and outstanding	22,665	22,442	1.0%
Operating lease liabilities	22,088	23,157	(4.6)%
Deferred tax liabilities, net	337	—	100.0%
Accrued expenses and other liabilities	229,979	209,997	9.5%
Total liabilities	$10,681,008	$11,075,652	(3.6)%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	27.6%	25.6%
NOW accounts	26.7%	31.0%
Savings accounts	24.1%	22.0%
Time deposits	21.6%	21.4%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	18.0%	18.1%
Advances from FHLB	82.0%	81.9%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$100,000	$100,000
Daily average outstanding balance	$204,480	$66,941
Maximum outstanding balance at any month-end	$300,000	$127,344

Liabilities and Funding Sources
As shown in Table 15 above, at March 31, 2026, OFG’s total liabilities were $10.681 billion, representing a 3.6% decrease from $11.076 billion at December 31, 2025. Deposits and borrowings, OFG’s primary funding sources, amounted to $10.406 billion at March 31, 2026 compared to $10.820 billion at December 31, 2025. Deposits, excluding accrued interest payable, decreased by $413.5 million or 4.0%, driven primarily by declines in demand deposits of $452.0 million and time deposits of $69.0 million. These decreases were partially offset by growth of $107.5 million in savings and money market accounts.
At March 31, 2026 and December 31, 2025, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.261 billion and $1.676 billion, respectively, of which $500 million moved to our wealth management business as an advisory account in January 2026. Public funds were collateralized with securities and commercial loans amounting to $1.277 billion and $1.691 billion at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, borrowings amounted to $556.7 million, consisting of short and long-term FHLB advances and short-term repurchase agreements. This balance decreased by $0.6 million or 0.1% compared to December 31, 2025.
Stockholders’ Equity
At March 31, 2026, OFG’s total stockholders’ equity was $1.367 billion, representing a 1.7% decrease from $1.390 billion at December 31, 2025. The decrease primarily reflected a $43.1 million increase in treasury stock resulting from repurchases of common stock under the approved stock repurchase programs totaling $44.5 million during the quarter ended March 31, 2026 as well as a $16.7 million increase in accumulated other comprehensive loss, net of tax, from unfavorable market value adjustments in available-for-sale investment securities. These variances were partially offset by a $33.7 million increase in retained earnings, mainly due to net income of $53.9 million, partially offset by dividends declared on common stock of $14.9 million and transfers to legal surplus of $5.3 million.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG and the Bank are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2026, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
The risk-based capital ratios presented in Table 16 include CET1, tier 1 capital, total capital and leverage capital as of March 31, 2026 and December 31, 2025, and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets. The following are OFG’s consolidated capital, dividends, and stock data, including capital ratios under the Basel III capital rules at March 31, 2026 and December 31, 2025:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	March 31,	December 31,	Variance
	2026	2025	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,366,895	$1,390,005	(1.7)%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	13.75%	13.97%	(1.6)%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	—%
Actual common equity tier 1 capital	$1,312,874	1,318,633	(0.4)%
Minimum common equity tier 1 capital required	$429,789	424,620	1.2%
Minimum capital conservation buffer required (2.5%)	$238,772	235,900	1.2%
Excess over regulatory requirement	$644,313	658,113	(2.1)%
Risk-weighted assets	$9,550,860	9,436,010	1.2%
Tier 1 risk-based capital ratio	13.75%	13.97%	(1.6)%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	—%
Actual tier 1 risk-based capital	$1,312,874	$1,318,633	(0.4)%
Minimum tier 1 risk-based capital required	$573,052	$566,161	1.2%
Minimum capital conservation buffer required (2.5%)	$238,772	235,900	1.2%
Excess over regulatory requirement	$501,050	$516,572	(3.0)%
Risk-weighted assets	$9,550,860	$9,436,010	1.2%
Total risk-based capital ratio	15.01%	15.24%	(1.5)%
Minimum total risk-based capital ratio required	8.00%	8.00%	—%
Actual total risk-based capital	$1,433,271	$1,437,596	(0.3)%
Minimum total risk-based capital required	$764,069	$754,881	1.2%
Minimum capital conservation buffer required (2.5%)	$238,772	235,900	1.2%
Excess over regulatory requirement	$430,430	$446,815	(3.7)%
Risk-weighted assets	$9,550,860	$9,436,010	1.2%
Leverage capital ratio	10.88%	10.71%	1.6%
Minimum leverage capital ratio required	4.00%	4.00%	—%
Actual tier 1 capital	$1,312,874	$1,318,633	(0.4)%
Minimum tier 1 capital required	$482,528	$492,568	(2.0)%
Excess over regulatory requirement	$830,346	$826,065	0.5%
Tangible common equity to total assets	10.57%	10.40%	1.6%
Tangible common equity to risk-weighted assets	13.34%	13.73%	(2.8)%
Total equity to total assets	11.35%	11.15%	1.8%
Total equity to risk-weighted assets	14.31%	14.73%	(2.9)%
Stock data:
Outstanding common shares	42,257,281	43,257,167	(2.3)%
Book value per common share	$32.35	$32.13	0.7%
Tangible book value per common share	$30.14	$29.96	0.6%
Market price at end of period	$40.46	$40.98	(1.3)%
Market capitalization at end of period	$1,709,730	$1,772,679	(3.6)%

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	March 31,	December 31,	Variance
	2026	2025	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,312,874	$1,318,633	(0.4)%
Tier 1 capital	1,312,874	1,318,633	(0.4)%
Additional Tier 2 capital	120,397	118,963	1.2%
Total risk-based capital	$1,433,271	$1,437,596	(0.3)%
Risk-weighted assets:
Balance sheet items	$8,864,274	$8,798,325	0.7%
Off-balance sheet items	686,586	637,685	7.7%
Total risk-weighted assets	$9,550,860	$9,436,010	1.2%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	13.75%	13.97%	(1.6)%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	13.75%	13.97%	(1.6)%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.01%	15.24%	(1.5)%
Leverage ratio (minimum required - 4%)	10.88%	10.71%	1.6%
From December 31, 2025 to March 31, 2026, the leverage capital ratio increased from 10.71% to 10.88%, the tier 1 risk-based and common equity tier 1 capital ratios decreased from 13.97% to 13.75%, and the total risk-based capital ratio decreased from 15.24% to 15.01%. The decreases in regulatory capital ratios reflected an increase in risk-weighted assets of $114.9 million, and a decrease in regulatory capital of $4.3 million. Risk-weighted assets increased mainly from higher loan balances, as a result of originations, and an increase in deferred tax assets, primarily related to an investment in OBPEF, our private equity fund, during the quarter. Regulatory capital decreased mainly due to dividends and treasury stock repurchases, partially offset by net income.

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2026 and December 31, 2025:

	March 31,	December 31,	Variance
	2026	2025	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.17%	13.44%	(2.0)%
Actual common equity tier 1 capital	$1,251,163	$1,260,530	(0.7)%
Minimum capital requirement (4.5%)	$427,416	$422,175	1.2%
Minimum capital conservation buffer requirement (2.5%)	$237,453	$234,542	1.2%
Minimum to be well capitalized (6.5%)	$617,378	$609,808	1.2%
Tier 1 Capital to Risk-Weighted Assets	13.17%	13.44%	(2.0)%
Actual tier 1 risk-based capital	$1,251,163	$1,260,530	(0.7)%
Minimum capital requirement (6%)	$569,888	$562,900	1.2%
Minimum capital conservation buffer requirement (2.5%)	$237,453	$234,542	1.2%
Minimum to be well capitalized (8%)	$759,850	$750,533	1.2%
Total Capital to Risk-Weighted Assets	14.43%	14.70%	(1.8)%
Actual total risk-based capital	$1,370,909	$1,378,822	(0.6)%
Minimum capital requirement (8%)	$759,850	$750,533	1.2%
Minimum capital conservation buffer requirement (2.5%)	$237,453	$234,542	1.2%
Minimum to be well capitalized (10%)	$949,813	$938,167	1.2%
Total Tier 1 Capital to Average Total Assets	10.45%	10.31%	1.4%
Actual tier 1 capital	$1,251,163	$1,260,530	(0.7)%
Minimum capital requirement (4%)	$478,865	$489,159	(2.1)%
Minimum to be well capitalized (5%)	$598,581	$611,449	(2.1)%
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

TABLE 17 — RECONCILIATION OF TANGIBLE COMMON EQUITY AND TANGIBLE ASSETS
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,366,895	$1,390,005
Goodwill	(84,241)	(84,241)
Other intangible assets	(8,869)	(9,855)
Total tangible common equity (non-GAAP)	$1,273,785	$1,295,909
Total assets	$12,047,903	12,465,657
Goodwill	(84,241)	(84,241)
Core deposit intangible	(6,792)	(7,547)
Customer relationship intangible	(2,077)	(2,308)
Total tangible assets (non-GAAP)	$11,954,793	$12,371,561
Tangible common equity to tangible assets (non-GAAP)	10.66%	10.47%
Common shares outstanding at end of period	42,257,281	43,257,167
Tangible book value per common share (non-GAAP)	$30.14	$29.96

Average stockholders’ equity	$1,406,938	$1,341,568
Average intangible assets	(93,460)	(96,362)
Average tangible common equity (non-GAAP)	$1,313,478	$1,245,206
Average return on tangible common equity (Non-GAAP)	16.43%	16.47%
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
Tangible common equity to tangible total assets increased from 10.47% to 10.66%, reflecting a decrease in total assets, mainly related to the decrease in cash from the $500 million Puerto Rico government deposit moved to our wealth management business as an advisory account.
OFG’s common stock is traded on the NYSE under the symbol “OFG”. At March 31, 2026 and December 31, 2025, OFG’s market capitalization for its outstanding common stock was $1.710 billion ($40.46 per share) and $1.773 billion ($40.98 per share), respectively. The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2026
March 31, 2026	$42.66	$37.15	$0.35
2025
December 31, 2025	$43.38	$38.21	$0.30
September 30, 2025	$45.47	$41.72	$0.30
June 30, 2025	$43.28	$34.78	$0.30
March 31, 2025	$44.74	$38.85	$0.30
2024
December 31, 2024	$46.72	$38.97	$0.25
September 30, 2024	$46.84	$36.77	$0.25
June 30, 2024	$38.16	$33.37	$0.25
March 31, 2024	$38.51	$34.78	$0.25
In January 2026, the Board approved a new $200.0 million stock repurchase program in addition to the $100.0 million stock repurchase program approved in April 2025. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
OFG did not repurchase any shares of its common stock during the quarters ended March 31, 2026 and 2025, other than through its publicly announced stock repurchase programs.
At March 31, 2026, the estimated remaining number of shares that may be purchased under the Existing Repurchase Programs is 4,785,159 and was calculated by dividing the remaining balance of $193.6 million by $40.46 (closing price of OFG’s common stock at March 31, 2026).
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
OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. The following table presents the results of the simulations for the most likely scenarios at March 31, 2026. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$7,950	1.30%	$3,254	0.53%
+ 100 Basis points	$16,186	2.65%	$6,791	1.11%
+ 200 Basis points	$32,553	5.32%	$13,944	2.28%
- 50 Basis points	$(7,121)	(1.16)%	$(2,802)	(0.46)%
'- 100 Basis points	$(14,414)	(2.36)%	$(5,362)	(0.88)%
'- 200 Basis points	$(31,150)	(5.10)%	$(12,080)	(1.98)%

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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held-for-investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held-for-investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an isolated inflow of liquidity. Subsequently, in January 2026, $500 million was moved to our wealth management business as an advisory account, resulting in a total of $1.261 billion and $1.676 billion deposits from the Puerto Rico government and its instrumentalities as of March 31, 2026 and December 31, 2025, respectively. OFG's customer deposit base, excluding public funds, has consistently increased. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources, such as repurchase agreements and brokered deposits. At March 31, 2026, OFG had $189.9 million brokered deposits and $100.0 million repurchase agreements. At December 31, 2025, OFG had $340.0 million brokered deposits and $100.0 million repurchase agreements.
In the ordinary course of OFG’s operations, it has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels.
Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.493 billion at March 31, 2026 ($208.7 million with maturity of one year or less and $1.284 billion with maturity over one year) compared to $1.377 billion at December 31, 2025 ($183.0 million with maturity of one year or less and $1.194 billion with maturity over one year) as a result of commercial lines of credit originations and repayments. Standby letters of credit provided to customers amounted to $25.9 million and $26.1 million, respectively, at March 31, 2026 and December 31, 2025. Loans sold with recourse at March 31, 2026 and December 31, 2025 amounted to $81.3 million and $83.0 million, respectively.
In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government-sponsored entity (FNMA). At March 31, 2026, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $4.6 million (December 31, 2025 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds.
At March 31, 2026 and December 31, 2025, OFG maintained other non-credit commitments amounting to $16.8 million and $17.8 million, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are integrated at our long-term financial plan and required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At March 31, 2026 and December 31, 2025, OFG had commitments for capital expenditures in technology amounting to $2.0 million and $1.6 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
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
As of March 31, 2026, OFG had approximately $636.5 million in unrestricted cash and cash equivalents, $1.415 billion in investment securities that are not pledged as collateral, $375.0 million in borrowing capacity at the FHLB and a secured line of credit through the FRB discount window with $3.024 billion in loans pledged (borrowing capacity $2.256 billion).
Operational Risk
Operational risk is the risk of loss from inadequate or failed internal processes, personnel and systems or from external events. All functions, products and services of OFG are susceptible to operational risk.
OFG faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products and services. Coupled with external influences such as the risk of natural disasters, market conditions, security risks, and legal risks, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, OFG has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these policies and procedures is to provide reasonable assurance that OFG’s business operations are functioning within established limits. OFG also maintains a cybersecurity risk management framework in place to assess, identify and manage risks from cybersecurity threats. Please refer to “Item 1C. Cybersecurity” in our 2025 Form 10-K for further discussion on OFG’s cybersecurity risk management framework.
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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, OFG’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K, except as set forth in our subsequent quarterly reports on Form 10-Q. In addition to other information set forth in this quarterly report, you should carefully consider the risk factors included in our 2025 Form 10-K, as updated by this report or other filings we make with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to OFG at this time or OFG currently deems immaterial may also adversely affect OFG’s business, financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2026, the Board approved a new $200.0 million stock repurchase program in addition to the $100.0 million stock repurchase program approved in April 2025. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
During the quarter ended March 31, 2026, OFG repurchased 1,097,953 shares for a total of $44.5 million at an average price of $40.51 per share, under the Existing Repurchase Programs.

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share data)
1/31/2026	184,527	$38.37	184,527	$231,000
2/28/2026	646,244	41.66	646,244	204,079
3/31/2026	267,182	39.19	267,182	193,608
Total	1,097,953	$40.51	1,097,953	$193,608
At March 31, 2026, the estimated remaining number of shares that may be purchased under the Existing Repurchase Programs is 4,785,159 and was calculated by dividing the remaining balance of $193.6 million by $40.46 (closing price of OFG’s common stock at March 31, 2026). OFG did not repurchase any shares of its common stock during the quarter ended March 31, 2026, other than through its publicly announced stock repurchase programs.
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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: May 8, 2026
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: May 8, 2026
Maritza Arizmendi Díaz Chief Financial Officer