Form 10-Q
period 2026-06-30
OFG BANCORP
filed 2026-08-06
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
42,265,494 common shares ($1.00 par value per share) outstanding as of July 31, 2026

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
•the impact of changes in federal economic policies, including the spending and tax cuts arising under the One Big Beautiful Bill Act, as well as their effect on the U.S. and Puerto Rico economies;
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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30,	December 31,
	2026	2025
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$740,450	$1,036,074
Money market investments	5,256	4,261
Total cash and cash equivalents	745,706	1,040,335
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2025 - $163)	23	23
Investment securities available-for-sale, at fair value, with amortized cost of $2,418,103 (December 31, 2025 - $2,529,325); no allowance for credit losses	2,373,118	2,510,882
Investment securities held-to-maturity, at amortized cost, with fair value of $214,083 (December 31, 2025 - $225,065); no allowance for credit losses	258,698	269,498
Equity securities	64,817	62,738
Total investments	2,696,656	2,843,141
Loans:
Loans held-for-sale, at lower of cost or fair value	7,822	15,545
Loans held-for-investment, net of allowance for credit losses of $188,255 (December 31, 2025 - $202,341)	8,109,199	7,998,701
Total loans	8,117,021	8,014,246
Other assets:
Foreclosed real estate	1,675	2,490
Accrued interest receivable	70,128	71,110
Deferred tax assets, net	113,343	104,359
Premises and equipment, net	95,601	93,554
Customers’ liability on acceptances	19,418	22,442
Servicing assets	67,867	66,333
Goodwill	84,241	84,241
Other intangible assets	7,884	9,854
Operating lease right-of-use assets	19,640	21,261
Other assets	115,392	92,291
Total assets	$12,154,572	$12,465,657
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2026 AND DECEMBER 31, 2025 (CONTINUED)

	June 30,	December 31,
	2026	2025
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,887,404	$5,799,985
Savings accounts	2,358,067	2,259,980
Time deposits	2,737,657	2,202,787
Total deposits	9,983,128	10,262,752
Borrowings:
Securities sold under agreements to repurchase	100,085	100,714
Advances from the FHLB	456,530	456,581
Other borrowings	—	9
Total borrowings	556,615	557,304
Other liabilities:
Acceptances executed and outstanding	19,418	22,442
Operating lease liabilities	21,376	23,157
Deferred tax liabilities, net	615	—
Accrued expenses and other liabilities	166,148	209,997
Total liabilities	10,747,300	11,075,652
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 42,265,184 shares outstanding (December 31, 2025 - 59,885,234 shares issued; 43,257,167 shares outstanding)	59,885	59,885
Additional paid-in capital	642,019	642,973
Legal surplus	199,429	188,490
Retained earnings	976,946	904,630
Treasury stock, at cost, 17,620,050 shares (December 31, 2025 - 16,628,067 shares)	(432,061)	(389,067)
Accumulated other comprehensive loss, net of tax of $6,039 (December 31, 2025 - $1,537)	(38,946)	(16,906)
Total stockholders’ equity	1,407,272	1,390,005
Total liabilities and stockholders’ equity	$12,154,572	$12,465,657
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Interest income:
Loans	$162,415	$156,987	$320,969	$310,395
Mortgage-backed securities	28,594	28,222	57,717	56,679
Investment securities and other	6,141	9,138	12,590	16,495
Total interest income	197,150	194,347	391,276	383,569
Interest expense:
Deposits	34,124	37,879	67,992	74,171
Securities sold under agreements to repurchase	1,074	120	2,929	830
Advances from FHLB and other borrowings	4,653	4,420	9,243	7,569
Total interest expense	39,851	42,419	80,164	82,570
Net interest income	157,299	151,928	311,112	300,999
Provision for credit losses	13,006	21,678	35,489	47,366
Net interest income after provision for credit losses	144,293	130,250	275,623	253,633
Non-interest income:
Banking service revenue	17,397	15,982	34,341	31,963
Wealth management revenue	9,727	8,918	18,640	17,373
Mortgage banking activities	5,860	5,347	11,991	10,123
Total banking and financial service revenues	32,984	30,247	64,972	59,459
Other non-interest income	39	184	218	489
Total non-interest income	33,023	30,431	65,190	59,948
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025 (CONTINUED)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	41,176	39,565	82,523	79,497
Occupancy, equipment and infrastructure costs	14,273	14,629	27,691	29,449
Electronic banking charges	12,229	12,276	20,834	21,946
Information technology expenses	7,117	6,678	13,714	12,966
Professional and service fees	4,839	4,813	11,053	9,931
Taxes, other than payroll and income taxes	4,158	3,743	8,291	7,469
Insurance	2,802	3,025	5,675	5,791
Advertising, business promotion, and strategic initiatives	3,187	2,544	6,204	5,161
Loan servicing and clearing expenses	2,497	2,172	5,061	4,406
Communication	1,100	1,221	2,199	2,340
Printing, postage, stationery and supplies	933	983	2,420	2,129
Director and investor relations	396	382	709	717
Foreclosed real estate and other repossessed assets (income) expenses, net	(476)	310	(590)	1,338
Operational losses and related loss provisions	5,930	306	6,547	380
Other	2,671	2,155	5,204	4,734
Total non-interest expense	102,832	94,802	197,535	188,254
Income before income taxes	74,484	65,879	143,278	125,327
Income tax expense	15,707	14,078	30,564	27,954
Net income available to common shareholders	$58,777	$51,801	$112,714	$97,373
Earnings per common share:
Basic	$1.39	$1.15	$2.65	$2.16
Diluted	$1.39	$1.15	$2.64	$2.15
Average common shares outstanding and equivalents	42,397	45,033	42,645	45,265
Cash dividends per share of common stock	$0.35	$0.30	$0.70	$0.60
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$58,777	$51,801	$112,714	$97,373
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(6,420)	11,018	(26,542)	49,131
	(6,420)	11,018	(26,542)	49,131
Income tax effect	1,047	(1,799)	4,502	(8,074)
Other comprehensive (loss) income after taxes	(5,373)	9,219	(22,040)	41,057
Comprehensive income	$53,404	$61,020	$90,674	$138,430
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Common stock:
Balance at the beginning and end of period	59,885	59,885	59,885	59,885
Additional paid-in capital:
Balance at beginning of period	640,656	638,475	642,973	639,786
Stock-based compensation expense	1,610	1,534	2,996	3,150
Lapsed restricted stock units	(247)	(108)	(3,950)	(3,035)
Balance at end of period	642,019	639,901	642,019	639,901
Legal surplus:
Balance at beginning of period	193,787	173,905	188,490	169,537
Transfer from retained earnings	5,642	4,929	10,939	9,297
Balance at end of period	199,429	178,834	199,429	178,834
Retained earnings:
Balance at beginning of period	938,349	802,024	904,630	771,993
Net income	58,777	51,801	112,714	97,373
Cash dividends declared on common stock[1]	(14,538)	(15,709)	(29,459)	(26,882)
Transfer to legal surplus	(5,642)	(4,929)	(10,939)	(9,297)
Balance at end of period	976,946	833,187	976,946	833,187
Treasury stock:
Balance at beginning of period	(432,209)	(320,927)	(389,067)	(296,991)
Stocks repurchased	—	(7,695)	(44,473)	(31,087)
Lapsed restricted stock units and options, net of employee awards repurchased	148	50	1,479	(494)
Balance at end of period	(432,061)	(328,572)	(432,061)	(328,572)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(33,573)	(58,001)	(16,906)	(89,839)
Other comprehensive (loss) gain, net of tax	(5,373)	9,219	(22,040)	41,057
Balance at end of period	(38,946)	(48,782)	(38,946)	(48,782)
Total stockholders’ equity	$1,407,272	$1,334,453	$1,407,272	$1,334,453
[1] Dividends declared per common share during the quarter ended June 30, 2026 - $0.35 (June 30, 2025 - $0.30). Dividends declared per common share during the six-month period ended June 30, 2026 - $0.70 (June 30, 2025 - $0.60).
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

	Six-Month Period Ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$112,714	$97,373
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination (fees), net of costs, and accretion of fair value discounts on loans	(965)	588
Accretion of investment securities discounts, net of amortization of premiums	(793)	(259)
Amortization of other intangible assets	1,970	2,464
Net change in operating leases	(160)	(121)
Depreciation and amortization of premises and equipment	9,677	10,170
Deferred income tax benefit, net	(3,867)	(1,218)
Provision for credit losses	35,489	47,366
Stock-based compensation	2,996	3,150
(Gain) loss on:
Sale of loans	50	(1,078)
Foreclosed real estate and other repossessed assets	(1,171)	(374)
Sale of other assets	5	—
Originations and purchases of loans held-for-sale	(45,324)	(66,993)
Proceeds from sale of loans held-for-sale	66,991	25,494
Net decrease (increase) in:
Accrued interest receivable	964	(2,106)
Servicing assets	(1,534)	1,847
Other assets	(21,621)	(42,158)
Net (decrease) increase in:
Accrued interest on deposits and borrowings	(1,277)	1,619
Accrued expenses and other liabilities	(27,828)	43,239
Net cash provided by operating activities	126,316	119,003

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025 (CONTINUED)

	Six-Month Period Ended June 30,
	2026	2025
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(51,291)	(150,100)
FHLB stock	(14,175)	(30,367)
Equity securities	(2,150)	(1,519)
Maturities and redemptions of:
Investment securities available-for-sale	207,174	169,900
Investment securities held-to-maturity	10,581	10,708
FHLB stock	14,246	27,226
Proceeds from sales of:
Foreclosed real estate and other repossessed assets, including write-offs	25,754	27,578
Premises and equipment	17	—
Origination and purchase of loans, excluding loans held-for-sale	(1,916,065)	(1,813,510)
Principal repayment of loans	1,684,746	1,362,408
Additions to premises and equipment	(12,488)	(8,499)
Net cash used in investing activities	$(53,651)	$(406,175)
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(292,393)	525,130
Securities sold under agreements to repurchase	—	(47,657)
FHLB advances and other borrowings	(9)	130,000
Exercise of stock options and restricted units lapsed, net of employee awards repurchased	(2,471)	(3,529)
Purchase of treasury stock	(44,473)	(31,087)
Dividends paid on common stock	(27,948)	(25,024)
Net cash (used in) provided by financing activities	$(367,294)	$547,833
Net change in cash and cash equivalents	(294,629)	260,661
Cash and cash equivalents at beginning of period	1,040,335	591,137
Cash and cash equivalents at end of period	$745,706	$851,798
See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025 (CONTINUED)

	Six-Month Period Ended June 30,
	2026	2025
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$740,450	$844,492
Money market investments	5,256	7,306
Total cash and cash equivalents at end of period	$745,706	$851,798

Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$79,932	$79,065
Income taxes paid	$83,293	$41,857
Operating lease liabilities paid	$4,466	$4,584
Mortgage loans held-for-sale securitized into mortgage-backed securities	$43,649	$40,815
Transfer from loans to foreclosed real estate and other repossessed assets	$24,506	$24,279
Reclassification of commercial loans held-for-investment to held-for-sale portfolio	$62,491	$—
Reclassification of mortgage loans held-for-sale portfolio to held-for-investment portfolio	$4,422	$—
Financed sales of foreclosed real estate	$—	$309
Delinquent loans booked under the GNMA buy-back option	$52,938	$43,282
See notes to unaudited consolidated financial statements.

OFG BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
OFG is a publicly owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. OFG operates through various subsidiaries, including a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer and investment adviser, Oriental Financial Services LLC (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a captive reinsurance company, OFG Reinsurance Ltd (“OFG Reinsurance”), and OFG Ventures LLC (“OFG Ventures”), which holds equity investments. Through these subsidiaries and their respective divisions, OFG provides a wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, investment advisory, and securities brokerage services, as well as corporate trust services. The Bank has a wholly owned operating subsidiary, OFG USA LLC (“OFG USA”), which is a commercial lender organized in Delaware. In addition, Oriental International Bank Inc. (“OIB”), a wholly owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are international banking entities (each an “IBE”) licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages. Their activities are limited under Puerto Rico law to assets/liabilities located outside of Puerto Rico. The Bank also has a wholly owned subsidiary, OBPEF LLC (“OBPEF”), which is a private equity fund under the Puerto Rico Incentives Code, as amended, whose objective is to provide financing to eligible borrowers, whether in the form of senior or subordinated debt, to support the economic development of Puerto Rico.
Basis of Presentation
The accompanying unaudited consolidated financial statements of OFG have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). Operating results for the six-month period ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. OFG evaluated subsequent events through the filing date of this report with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses.
New Accounting Updates Not Yet Adopted
Codification Improvements. In December 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-12, which is intended to facilitate codification updates for a broad range of topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The amendments in ASU 2025-12 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis, and an entity may apply certain amendments prospectively while applying others retrospectively. We will adopt this guidance when it becomes effective in 2027. We are currently evaluating the impact on our financial statements and disclosures.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under these amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP,” with the aim of improving clarity and consistency without significantly changing existing practices. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the amendments either prospectively or retrospectively to any or all prior periods presented in the financial statements. We will adopt this guidance when it becomes effective in 2028. We are currently evaluating the impact on our financial statements and disclosures.

Financial Instruments—Credit Losses (Topic 326): Purchased Loans. In November 2025, the FASB issued ASU 2025-08, which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under these amendments, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses under the gross-up approach, aligning the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted, and entities must apply the amendments prospectively. We will adopt this guidance when it becomes effective in 2027. We are currently evaluating the impact on our financial statements and disclosures.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities. This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. These amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the amendments on a prospective basis. We will adopt this guidance when it becomes effective in 2027. We are currently evaluating the impact on our financial statements and disclosures.

NOTE 2 – CASH RESTRICTIONS
OFG had no restricted cash as of June 30, 2026, and December 31, 2025. The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered June 30, 2026, was $509.1 million (December 31, 2025 - $481.5 million). At June 30, 2026, and December 31, 2025, the Bank complied with this requirement. Cash and due from banks, as well as other short-term highly liquid securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
At June 30, 2026, and December 31, 2025, money market instruments included as part of cash and cash equivalents amounted to $5.3 million and $4.3 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at June 30, 2026, and December 31, 2025, were as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$1,876,800	$16,363	$39,542	$1,853,621	4.59%
GNMA certificates
Due from 5 to 10 years	1,331	—	25	1,306	1.83%
Due after 10 years	535,765	10,184	31,954	513,995	3.88%
Total GNMA certificates	537,096	10,184	31,979	515,301	3.88%
CMOs issued by US government-sponsored enterprises
Due after 10 years	1,557	—	11	1,546	3.16%
Total mortgage-backed securities	2,415,453	26,547	71,532	2,370,468	4.43%
Investment securities
US Treasury securities
Due less than 1 year	2,150	—	—	2,150	3.52%
Other debt securities
Due from 1 to 5 years	500	—	—	500	2.35%
Total investment securities	2,650	—	—	2,650	3.30%
Total securities available-for-sale	$2,418,103	$26,547	$71,532	$2,373,118	4.43%

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$258,698	$—	$44,615	$214,083	1.73%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$2,015,685	$31,876	$31,981	$2,015,580	4.59%
GNMA certificates
Due from 5 to 10 years	2,451	—	41	2,410	1.79%
Due after 10 years	506,433	12,439	30,711	488,161	3.82%
Total GNMA certificates	508,884	12,439	30,752	490,571	3.81%
CMOs issued by US government-sponsored enterprises
Due after 10 years	2,605	—	26	2,579	2.64%
Total mortgage-backed securities	2,527,174	44,315	62,759	2,508,730	4.43%
Investment securities
US Treasury securities
Due less than 1 year	1,650	1	—	1,651	4.11%
Other debt securities
Due from 1 to 5 years	500	—	—	500	2.35%
Due after 10 years	1	—	—	1	2.97%
Total other debt securities	501	—	—	501	2.35%
Total investment securities	2,151	1	—	2,152	3.70%
Total securities available-for-sale	$2,529,325	$44,316	$62,759	$2,510,882	4.43%

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$269,498	$—	$44,433	$225,065	1.73%
As of June 30, 2026, and December 31, 2025, the amortized cost of investment securities excludes accrued interest receivable, included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 9 – Accrued Interest Receivable and Other Assets for more information.
Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
The weighted average yield on debt securities available-for-sale is based on amortized cost and does not give effect to any changes in fair value. Weighted average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis.
At June 30, 2026, and December 31, 2025, most securities held by OFG are issued by U.S. government entities and government-sponsored enterprises that have a zero-credit loss assumption and, therefore, have no ACL.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment securities as of June 30, 2026, include $1.337 billion pledged to secure government deposits, regulatory collateral, and borrowings, of which $1.226 billion serve as collateral for public funds. Investment securities as of December 31, 2025, include $1.724 billion pledged to secure government deposits, regulatory collateral, and borrowings, of which $1.614 billion serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge the collateral.
The Bank’s IBEs, OIB and Oriental Overseas, each held short-term US Treasury securities in the amount of $1.0 million and $775 thousand at June 30, 2026, and December 31, 2025, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico.
During the six-month periods ended June 30, 2026 and 2025, OFG retained securitized GNMA pools totaling $44.9 million and $42.0 million, respectively, at a yield of 4.58% and 4.74%, respectively, from its own originations.
There were no sales of investment securities during the six-month periods ended June 30, 2026 and 2025.
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale at June 30, 2026, and December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities available-for-sale
FNMA and FHLMC certificates	$516,368	$5,626	$400,607	$33,916	$916,975	$39,542
GNMA certificates	84,972	905	188,844	31,074	273,816	31,979
CMOs issued by US government-sponsored enterprises	—	—	1,546	11	1,546	11
	$601,340	$6,531	$590,997	$65,001	$1,192,337	$71,532

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities available-for-sale
FNMA and FHLMC certificates	$38,360	$100	$522,510	$31,881	$560,870	$31,981
GNMA certificates	5,853	38	221,674	30,714	227,527	30,752
CMOs issued by US government-sponsored enterprises	—	—	2,579	26	2,579	26
	$44,213	$138	$746,763	$62,621	$790,976	$62,759

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
The composition of the amortized cost basis of OFG’s loan portfolio at June 30, 2026, and December 31, 2025, segregated between non-purchased credit deteriorated (“non-PCD”) loans and purchased credit deteriorated (“PCD”) loans, was as follows:

	June 30, 2026			December 31, 2025
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,267,795	$59,354	$1,327,149	$1,241,646	$64,654	$1,306,300
Other commercial and industrial	1,411,485	9,133	1,420,618	1,344,659	9,235	1,353,894
	2,679,280	68,487	2,747,767	2,586,305	73,889	2,660,194
Commercial US	871,454	—	871,454	829,975	—	829,975
Total commercial loans	3,550,734	68,487	3,619,221	3,416,280	73,889	3,490,169
Mortgage loans	657,928	709,278	1,367,206	639,055	751,291	1,390,346
Consumer loans:
Personal loans	644,990	—	644,990	638,985	—	638,985
Credit lines	8,860	316	9,176	9,327	302	9,629
Credit cards	32,270	—	32,270	34,300	—	34,300
Overdraft	763	—	763	634	—	634
	686,883	316	687,199	683,246	302	683,548
Auto loans	2,623,762	66	2,623,828	2,636,890	89	2,636,979
	7,519,307	778,147	8,297,454	7,375,471	825,571	8,201,042
Allowance for credit losses	(184,747)	(3,508)	(188,255)	(198,239)	(4,102)	(202,341)
Total loans held-for-investment, net	7,334,560	774,639	8,109,199	7,177,232	821,469	7,998,701
Mortgage loans held-for-sale	7,822	—	7,822	12,483	—	12,483
Other loans held-for-sale	—	—	—	3,062	—	3,062
Total loans held-for-sale	7,822	—	7,822	15,545	—	15,545
Total loans, net	$7,342,382	$774,639	$8,117,021	$7,192,777	$821,469	$8,014,246
At December 31, 2025, OFG had $3.1 million in commercial loans held-for-sale. During the six-month period ended June 30, 2026, OFG sold commercial loans held-for-sale with a reporting balance of $3.1 million and recognized a $28 thousand loss, included in other non-interest income in the consolidated statements of operations. At June 30, 2026, OFG had no commercial loans held-for-sale. There were no sales of commercial loans held-for-sale during the six-month period ended June 30, 2025.

Additionally, during the quarter ended June 30, 2026, OFG sold two previously reserved non-performing commercial loans held-for-investment with an aggregate reporting balance of $49.6 million and recognized $15.6 million in related charge-offs.
At June 30, 2026, and December 31, 2025, OFG had carrying balances of $94.0 million and $77.3 million, respectively, in loans held-for-investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and are in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present the aging of the amortized cost of loans held-for-investment at June 30, 2026, and December 31, 2025, by class of loans. Mortgage loans past due include $52.9 million and $56.5 million of delinquent loans in the GNMA buy-back option program at June 30, 2026, and December 31, 2025, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,189	$395	$2,687	$4,271	$1,263,524	$1,267,795	$—
Other commercial and industrial	2,386	2,338	2,140	6,864	1,404,621	1,411,485	—
	3,575	2,733	4,827	11,135	2,668,145	2,679,280	—
Commercial US	—	—	1,642	1,642	869,812	871,454	—
Total commercial loans	3,575	2,733	6,469	12,777	3,537,957	3,550,734	—
Mortgage loans	3,964	7,294	63,110	74,368	583,560	657,928	2,624
Consumer loans:
Personal loans	7,915	4,359	3,136	15,410	629,580	644,990	—
Credit lines	189	35	181	405	8,455	8,860	—
Credit cards	537	285	412	1,234	31,036	32,270	—
Overdraft	90	—	—	90	673	763	—
	8,731	4,679	3,729	17,139	669,744	686,883	—
Auto loans	119,155	38,721	14,519	172,395	2,451,367	2,623,762	—
Total loans	$135,425	$53,427	$87,827	$276,679	$7,242,628	$7,519,307	$2,624

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$486	$53	$2,780	$3,319	$1,238,327	$1,241,646	$—
Other commercial and industrial	1,203	262	941	2,406	1,342,253	1,344,659	—
	1,689	315	3,721	5,725	2,580,580	2,586,305	—
Commercial US	—	—	5,809	5,809	824,166	829,975	—
Total commercial loans	1,689	315	9,530	11,534	3,404,746	3,416,280	—
Mortgage loans	4,885	5,824	68,029	78,738	560,317	639,055	3,187
Consumer loans:
Personal loans	8,415	5,371	3,402	17,188	621,797	638,985	—
Credit lines	122	296	80	498	8,829	9,327	—
Credit cards	650	345	696	1,691	32,609	34,300	—
Overdraft	142	—	—	142	492	634	—
	9,329	6,012	4,178	19,519	663,727	683,246	—
Auto loans	128,451	49,649	20,679	198,779	2,438,111	2,636,890	—
Total loans	$144,354	$61,800	$102,416	$308,570	$7,066,901	$7,375,471	$3,187
As of December 31, 2025, total past due loans exclude $563 thousand of past due commercial loans held-for-sale. There were no past due commercial loans held-for-sale as of June 30, 2026.
Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans held-for-investment on non-accrual status as of June 30, 2026, and December 31, 2025:

	June 30, 2026			December 31, 2025
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)
Non-PCD:
Commercial PR:
Commercial secured by real estate	$2,850	$274	$3,124	$2,724	$294	$3,018
Other commercial and industrial	2,700	61	2,761	46,503	148	46,651
	5,550	335	5,885	49,227	442	49,669
Commercial US	26,589	—	26,589	37,584	—	37,584
Total commercial loans	32,139	335	32,474	86,811	442	87,253
Mortgage loans	8,725	2,373	11,098	10,024	1,895	11,919
Consumer loans:
Personal loans	3,205	—	3,205	3,600	—	3,600
Credit lines	181	—	181	80	—	80
Credit cards	412	—	412	698	—	698
	3,798	—	3,798	4,378	—	4,378
Auto loans	14,579	1	14,580	20,749	1	20,750
Total	$59,241	$2,709	$61,950	$121,962	$2,338	$124,300

PCD:
Commercial PR:
Commercial secured by real estate	$—	$—	$—	$55	$—	$55
Mortgage loans	221	—	221	227	—	227
Total	$221	$—	$221	$282	$—	$282
Total non-accrual loans	$59,462	$2,709	$62,171	$122,244	$2,338	$124,582
The determination of non-accrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
As of December 31, 2025, total commercial non-accrual loans exclude $3.1 million of non-accrual commercial loans held-for-sale. There were no commercial non-accrual loans held-for-sale at June 30, 2026.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Modifications to Debtors Experiencing Financial Difficulty
OFG’s loss mitigation program was designed to ensure that borrowers experiencing financial difficulties have an opportunity to continue paying their obligations. The loss mitigation alternatives are divided depending on the borrower’s hardship and its ability to continue with regular payment or with a new modified payment plan. The loss mitigation program provides alternatives for home retention or disposition options avoiding foreclosure proceedings and collateral retention.
OFG offers various types of loan modifications to borrowers experiencing financial difficulty in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, interest or principal forbearance or forgiveness, or any combination of these types of concessions.
As of June 30, 2026, and December 31, 2025, the amortized cost of modified loans excludes $52 thousand and $37 thousand, respectively, of accrued interest receivable. Accrued interest receivable on loans is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Modified loans during the six-month periods ended June 30, 2026 and 2025, include $767 thousand and $1.5 million, respectively, of government-guaranteed loans (e.g., FHA/VA).
The following tables present the amortized cost basis as of June 30, 2026 and 2025, of loans held-for-investment that were modified during the quarters and six-month periods ended June 30, 2026 and 2025, disaggregated by class of financing receivable and type of concession granted.

	Interest Rate Reduction
	Quarters Ended June 30,				Six-Month Period Ended June 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)				(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$—	—%	$206	0.02%	$—	—%	$206	0.02%
Other commercial and industrial	—	—%	83	0.01%	—	—%	83	0.01%
Total	$—		$289		$—		$289

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Term Extension
	Quarter Ended June 30,				Six-Month Period Ended June 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)				(Dollars in thousands)
Commercial PR:
Other commercial and industrial	$—	—%	$716	0.06%	$—	—%	$716	0.06%
Mortgage loans	878	0.06%	648	0.05%	1,231	0.09%	1,231	0.09%
Auto loans	63	—%	101	—%	126	—%	101	—%
Total	$941		$1,465		$1,357		$2,048

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Principal Forbearance/Forgiveness
	Quarter Ended June 30,				Six-Month Period Ended June 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)				(Dollars in thousands)
Commercial US	$3,331	0.38%	$10,170	1.23%	$3,331	0.38%	$10,170	1.23%

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Term Extension and Interest Rate Reduction
	Quarter Ended June 30,				Six-Month Period Ended June 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)				(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$1,203	0.09%	$467	0.03%	$1,203	0.09%	$467	0.03%
Other commercial and industrial	—	—%	—	—%	89	0.01%	—	—%
Mortgage loans	—	—%	55	—%	—	—%	55	—%
Consumer:
Personal loans	39	0.01%	—	—%	62	0.01%	—	—%
Auto loans	164	0.01%	54	—%	307	0.01%	54	—%
Total	$1,406		$576		$1,661		$576

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Term Extension and Principal or Interest Forgiveness/Forbearance
	Quarter Ended June 30,				Six-Month Period Ended June 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)				(Dollars in thousands)
Commercial US	$2,194	0.25%	$—	—%	$2,194	0.25%	$3,310	0.40%
Mortgage loans	73	0.01%	122	0.01%	73	0.01%	122	0.01%
Total	$2,267		$122		$2,267		$3,432

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Combination of Interest Rate Reduction, Term Extension and Principal Forgiveness/Forbearance
	Quarter Ended June 30,				Six-Month Period Ended June 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$—	—%	$4,009	0.49%	$—	—%	$7,323	0.89%
Mortgage loans	—	—%	137	0.01%	—	—%	137	0.01%
Total	$—		$4,146		$—		$7,460

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
The following tables present the financial effect of the modifications granted to borrowers experiencing financial difficulty during the quarters and six-month periods ended June 30, 2026 and 2025. The financial effect of the combined modifications is presented separately by type of modification.

	Quarter Ended June 30, 2026
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal or Interest Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	1.25%	24	$—
Commercial US	—%	23	$850
Mortgage loans	—%	116	$25
Consumer loans:
Personal loans	5.00%	30	$—
Auto loans	1.57%	37	$—

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2026
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	1.25%	24	$—
Other commercial and industrial	2.75%	36	$—
Commercial US	—%	9	$850
Mortgage loans	—%	106	$25
Consumer loans:
Personal loans	4.24%	29	$—
Auto loans	1.88%	32	$—

	Quarter Ended June 30, 2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	2.99%	24	$—
Other commercial and industrial	5.00%	36	—
Commercial US	4.11%	14	2,391
Mortgage loans	0.35%	120	35
Auto loans	3.00%	34	—

	Six-Month Period Ended June 30, 2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	2.99%	24	$—
Other commercial and industrial	5.00%	36	$—
Commercial US	2.15%	16	$5,309
Mortgage loans	0.35%	123	$35
Auto loans	3.00%	34	—

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the amortized cost basis as of June 30, 2026, of loans held for investment that had a payment default subsequently to being granted a modification to borrowers experiencing financial difficulty in the prior twelve months.

	Twelve-Month Period Ended
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination of Term Extension and Interest Rate Reduction	Combination of Term Extension and Principal or Interest Forgiveness/Forbearance	Combination of Interest Rate Reduction, Term Extension and Principal Forgiveness/Forbearance	Total
	(In thousands)
June 30, 2026
Mortgage loans	$—	$164	$—	$—	$—	$—	$164
As of June 30, 2025, no loans held for investment had entered payment default following a modification granted to borrowers experiencing financial difficulty within the preceding twelve months.
A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower misses three consecutive monthly payments since modification. Payment defaults are among the factors considered when projecting future cash flows in the calculation of the ACL of loans.

OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status of loans that have been modified in the twelve-month periods ended June 30, 2026 and 2025 that were granted to borrowers experiencing financial difficulty.

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$1,203	$1,203
Other commercial and industrial	—	551	—	551	462	1,013
	—	551	—	551	1,665	2,216
Commercial US	—	—	—	—	5,525	5,525
Total commercial loans	—	551	—	551	7,190	7,741
Mortgage loans	206	166	164	536	1,863	2,399
Consumer loans:
Personal loans	22	—	—	22	178	200
Auto loans	30	11	—	41	662	703
Total	$258	$728	$164	$1,150	$9,893	$11,043

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$673	$673
Other commercial and industrial	—	—	—	—	799	799
	—	—	—	—	1,472	1,472
Commercial US	—	—	—	—	35,326	35,326
Mortgage loans	146	76	—	222	1,986	2,208
Auto loans	—	—	—	—	296	296
Total	$146	$76	$—	$222	$39,080	$39,302
There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at June 30, 2026 and 2025.
As of June 30, 2026, and December 31, 2025, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $32.8 million and $33.6 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the U.S. Virgin Islands (the “USVI”) require the foreclosure to be processed through their respective courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held-for-investment at June 30, 2026, and December 31, 2025, by class of loans.

	June 30,	December 31,
	2026	2025
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$2,987	$3,065
Other commercial and industrial	1,240	—
Total	$4,227	$3,065

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
Doubtful: Loans classified as “doubtful” have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values, questionable and improbable.
Loss: Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be effected in the future.
Loans not meeting the criteria above that are analyzed individually as part of such process are considered to be pass loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of June 30, 2026, and based on the most recent analysis performed, the risk category of loans held-for-investment subject to risk rating by class of loans, and current year-to-date period gross charge-offs by year of origination are as follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$129,180	$312,027	$146,962	$172,524	$157,836	$266,329	$46,156	$1,231,014
Special Mention	—	2,841	—	13,185	3,544	4,223	—	23,793
Substandard	1,203	—	4,062	290	1,161	5,388	884	12,988
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	130,383	314,868	151,024	185,999	162,541	275,940	47,040	1,267,795
Commercial secured by real estate:
YTD gross charge-offs	—	—	—	4	—	—	—	4
Other commercial and industrial:
Loan grade:
Pass	144,429	165,780	71,736	109,782	28,474	29,954	809,851	1,360,006
Special Mention	—	—	124	889	11,248	13,442	11,309	37,012
Substandard	—	1,884	6,262	2,223	1,321	856	1,921	14,467
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	144,429	167,664	78,122	112,894	41,043	44,252	823,081	1,411,485
Other commercial and industrial:
YTD gross charge-offs	84	142	578	—	135	14,358	—	15,297
Commercial US:
Loan grade:
Pass	124,471	187,246	39,421	78,721	12,205	44,898	322,033	808,995
Special Mention	—	—	6,881	—	—	—	9,754	16,635
Substandard	552	—	9,828	24,600	9,471	—	—	44,451
Doubtful	—	—	1,373	—	—	—	—	1,373
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	125,023	187,246	57,503	103,321	21,676	44,898	331,787	871,454
Commercial US:
YTD gross charge-offs	—	1,608	—	—	3,934	—	—	5,542
Total commercial loans	$399,835	$669,778	$286,649	$402,214	$225,260	$365,090	$1,201,908	$3,550,734
Total YTD gross charge-offs	$84	$1,750	$578	$4	$4,069	$14,358	$—	$20,843

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
At June 30, 2026, and December 31, 2025, the balance of revolving commercial loans converted to term loans was $168.5 million and $169.5 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the ACL. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan and payment activity. The following table presents the amortized cost in mortgage and consumer loans held-for-investment based on payment performance as of June 30, 2026, and current year-to-date period gross charge-offs by year of origination:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
Mortgage loans:
Performing	$44,804	$60,995	$35,925	$15,412	$21,691	$462,863	$—	$641,690
Nonperforming	—	—	744	970	690	13,834	—	16,238
Total mortgage loans:	44,804	60,995	36,669	16,382	22,381	476,697	—	657,928
Mortgage loans:
YTD gross charge-offs	—	—	—	—	—	66	—	66
Consumer loans:
Personal loans:
Performing	141,191	202,570	130,078	87,287	53,292	27,367	—	641,785
Nonperforming	71	811	916	690	461	256	—	3,205
Total personal loans	141,262	203,381	130,994	87,977	53,753	27,623	—	644,990
Personal loans:
YTD gross charge-offs	6	2,630	5,532	3,442	2,301	863	—	14,774
Credit lines:
Performing	—	—	—	—	—	—	8,679	8,679
Nonperforming	—	—	—	—	—	—	181	181
Total credit lines	—	—	—	—	—	—	8,860	8,860
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	135	135
Credit cards:
Performing	—	—	—	—	—	—	31,858	31,858
Nonperforming	—	—	—	—	—	—	412	412
Total credit cards	—	—	—	—	—	—	32,270	32,270
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	1,357	1,357
Overdrafts:
Performing	—	—	—	—	—	—	763	763
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	763	763
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	319	319
Total consumer loans	141,262	203,381	130,994	87,977	53,753	27,623	41,893	686,883
Total consumer loans YTD gross charge-offs	6	2,630	5,532	3,442	2,301	863	1,811	16,585
Total mortgage and consumer loans	$186,066	$264,376	$167,663	$104,359	$76,134	$504,320	$41,893	$1,344,811
Total mortgage and consumer loans YTD gross charge-offs	$6	$2,630	$5,532	$3,442	$2,301	$929	$1,811	$16,651

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the amortized cost in mortgage and consumer loans held-for-investment based on payment performance as of December 31, 2025, and the current year-to-date period gross charge-offs by year of origination:

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
At June 30, 2026, and December 31, 2025, the balance of mortgage and consumer revolving loans that were converted to term loans was $2.5 million and $2.6 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans based on FICO score. The following table presents the amortized cost in auto loans held-for-investment based on their most recent FICO score as of June 30, 2026, and the current year-to-date period gross charge-offs by year of origination:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$52,015	$151,444	$175,148	$147,654	$109,367	$73,401	$709,029
661-699	71,889	116,419	85,761	58,126	35,193	21,533	388,921
700+	222,203	428,636	375,522	249,608	138,382	83,869	1,498,220
No FICO	1,687	7,592	7,565	4,883	3,584	2,281	27,592
Total auto loans	$347,794	$704,091	$643,996	$460,271	$286,526	$181,084	$2,623,762
Auto loans:
YTD gross charge-offs	$38	$7,095	$9,521	$7,972	$4,536	$3,417	$32,579
The following table presents the amortized cost in auto loans held-for-investment based on their most recent FICO score as of December 31, 2025, and the current year-to-date period gross charge-offs by year of origination:

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
As of June 30, 2026, and December 31, 2025, accrued interest receivable on loans totaled $59.4 million and $59.8 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 9 – Accrued Interest Receivable and Other Assets for more information on accrued interest receivable on loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
OFG measures its ACL based on management’s best estimate of lifetime expected credit losses inherent in OFG’s relevant financial assets. The ACL is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. Also included in the ACL are qualitative reserves to cover losses that are expected but, in OFG’s assessment, may not be adequately represented in the quantitative methods or the economic assumptions. In its loss forecasting framework, OFG incorporates forward-looking information by using macroeconomic scenarios applied over the forecasted life of the assets. The scenarios that are chosen each quarter and the amount of weight given to each scenario depend on a variety of factors, including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. For more information on OFG’s credit loss accounting policies, including the ACL, see Note 1 – Summary of Significant Accounting Policies included in OFG’s 2025 Form 10-K.
At June 30, 2026, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the commercial US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at June 30, 2026, continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as credit trends in the auto loan portfolio. There are still many unknown variables, including the results of the local and U.S. mainland governments’ fiscal and monetary actions resulting from the effect of inflation, geopolitical tension, and new trade and tax policies.

As of June 30, 2026, the ACL decreased by $14.1 million compared to December 31, 2025. The provision for credit losses for the six-month period ended June 30, 2026, reflected $32.2 million related to loan volume and $4.3 million related to specific commercial loan reserves. Net charge-offs for the six-month period ended June 30, 2026, amounted to $50.2 million, an increase of $17.0 million when compared to the same period of 2025. The increase corresponds to $16.2 million from commercial loans, mainly due to $15.6 million charge-offs recognized from the sale of two previously reserved non-performing commercial loans during the period. The provision for credit losses for the six-month period ended June 30, 2025, reflected $34.6 million related to loan volume, $8.5 million in commercial loans specific reserves and $6.0 million due to alignment of model assumptions and risk weighting factors mainly in Puerto Rico. Net charge-offs for the six-month period ended June 30, 2025, amounted to $33.2 million and included a $2.9 million partial charge-off related to a previously reserved U.S. commercial loan.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the activity in OFG’s ACL by segment for the quarters and six-month periods ended June 30, 2026 and 2025:

	Quarter Ended June 30, 2026
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$68,408	$6,243	$32,998	$92,462	$200,111
Provision for (recapture of) credit losses	904	(194)	7,413	6,786	14,909
Charge-offs	(16,833)	—	(7,766)	(14,420)	(39,019)
Recoveries	228	265	1,112	7,141	8,746
Balance at end of period	$52,707	$6,314	$33,757	$91,969	$184,747
PCD:
Balance at beginning of period	$495	$3,338	$10	$2	$3,845
Recapture of credit losses	(1,521)	(273)	(13)	(12)	(1,819)
Charge-offs	—	—	—	—	—
Recoveries	1,380	78	13	11	1,482
Balance at end of period	$354	$3,143	$10	$1	$3,508
Total allowance for credit losses at end of period	$53,061	$9,457	$33,767	$91,970	$188,255

	Six-Month Period Ended June 30, 2026
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$65,943	$6,358	$33,466	$92,472	$198,239
Provision for (recapture of) credit losses	7,326	(436)	14,696	16,776	38,362
Charge-offs	(20,843)	(66)	(16,585)	(32,579)	(70,073)
Recoveries	281	458	2,180	15,300	18,219
Balance at end of period	$52,707	$6,314	$33,757	$91,969	$184,747
PCD:
Balance at beginning of period	$493	$3,599	$9	$1	$4,102
Recapture of credit losses	(1,540)	(696)	(17)	(25)	(2,278)
Charge-offs	—	(6)	—	—	(6)
Recoveries	1,401	246	18	25	1,690
Balance at end of period	$354	$3,143	$10	$1	$3,508
Total allowance for credit losses at end of period	$53,061	$9,457	$33,767	$91,970	$188,255

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2025
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$45,452	$5,922	$32,236	$91,142	$174,752
Provision for (recapture of) credit losses	6,319	(972)	6,708	8,831	20,886
Charge-offs	(273)	(11)	(6,970)	(14,870)	(22,124)
Recoveries	88	745	848	7,570	9,251
Balance at end of period	$51,586	$5,684	$32,822	$92,673	$182,765
PCD:
Balance at beginning of period	$2,338	$4,068	$11	$5	$6,422
Provision for (recapture of) credit losses	1,112	(417)	(11)	(16)	668
Charge-offs	(31)	(59)	(1)	(13)	(104)
Recoveries	63	91	11	28	193
Balance at end of period	$3,482	$3,683	$10	$4	$7,179
Total allowance for credit losses at end of period	$55,068	$9,367	$32,832	$92,677	$189,944

	Six-Month Period Ended June 30, 2025
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$44,814	$6,395	$31,818	$87,682	$170,709
Provision for (recapture of) credit losses	9,835	(1,608)	14,653	22,809	45,689
Charge-offs	(3,303)	(34)	(15,222)	(33,062)	(51,621)
Recoveries	240	931	1,573	15,244	17,988
Balance at end of period	$51,586	$5,684	$32,822	$92,673	$182,765
PCD:
Balance at beginning of period	$622	$4,514	$11	$7	$5,154
Provision for (recapture of) credit losses	2,803	(1,204)	(17)	(36)	1,546
Charge-offs	(31)	(59)	(1)	(14)	(105)
Recoveries	88	432	17	47	584
Balance at end of period	$3,482	$3,683	$10	$4	$7,179
Total allowance for credit losses at end of period	$55,068	$9,367	$32,832	$92,677	$189,944

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for the quarters and six-month periods ended June 30, 2026 and 2025:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$2,037	$4,271	$2,490	$4,002
Additions	206	—	405	557
Sales	(604)	(1,730)	(1,205)	(2,425)
Decline in value	(124)	(101)	(175)	(223)
Other adjustments	160	163	160	692
Balance at end of period	$1,675	$2,603	$1,675	$2,603
NOTE 7 - SERVICING ASSETS
OFG periodically sells or securitizes mortgage loans while retaining the obligation to perform the servicing of such loans. In addition, OFG may purchase or assume the right to service mortgage loans originated by others. Whenever OFG undertakes an obligation to service a loan, management assesses whether a servicing asset and/or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate OFG for servicing the loans. Likewise, a servicing liability would be recognized whenever the servicing fees to be received are not expected to adequately compensate OFG for its expected cost.
At June 30, 2026, the fair value of mortgage servicing rights (“MSR”) was $67.9 million ($66.3 million — December 31, 2025).
The following table presents the changes in servicing rights measured using the fair value method for the quarters and six-month periods ended June 30, 2026 and 2025:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$67,228	$69,238	$66,333	$70,435
Servicing from mortgage securitization or asset transfers	600	751	1,468	1,410
Changes due to payments on loans	(1,396)	(1,346)	(2,654)	(2,608)
Changes in fair value due to changes in valuation model inputs or assumptions	1,435	(55)	2,720	(649)
Fair value at end of period	$67,867	$68,588	$67,867	$68,588
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
Constant prepayment rate	2.27% - 22.47%	2.38% - 22.45%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	June 30,	December 31,
	2026	2025
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$67,867	$66,333
Weighted average life (in years)	8.2	8.0
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,061)	$(1,186)
Decrease in fair value due to 20% adverse change	$(2,087)	$(2,331)
Discount rate
Decrease in fair value due to 10% adverse change	$(3,042)	$(2,913)
Decrease in fair value due to 20% adverse change	$(5,844)	$(5,601)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance. Ancillary fees include various service charges such as late payment fees and fees for additional services. These fees are recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing and ancillary fees on mortgage loans for the quarters ended June 30, 2026 and 2025 totaled $6.0 million and $5.6 million, respectively. Servicing and ancillary fees on mortgage loans for the six-month periods ended June 30, 2026 and 2025 totaled $11.3 million and $11.1 million, respectively.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to Note 23 – Business Segments for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
June 30, 2026	$84,063	$178	$—	$84,241
December 31, 2025	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill during the quarters and six-month periods ended June 30, 2026 and 2025. There were no accumulated impairment losses at June 30, 2026, and December 31, 2025.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG performed its annual impairment review of goodwill during the fourth quarter of 2025 using October 31, 2025, as the annual evaluation date and concluded that there was no impairment on December 31, 2025. During the six-month period ended June 30, 2026, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of goodwill. Based on this assessment, no impairments were identified at June 30, 2026.
The following table reflects the components of other intangible assets subject to amortization at June 30, 2026, and December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
June 30, 2026
Core deposit intangibles	$41,507	$35,469	$6,038
Customer relationship intangibles	12,693	10,847	1,846
Total other intangible assets	$54,200	$46,316	$7,884
December 31, 2025
Core deposit intangibles	$41,507	$33,960	$7,547
Customer relationship intangibles	12,693	10,386	2,307
Total other intangible assets	$54,200	$44,346	$9,854

In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with its acquisitions of insurance agencies. During the six-month period ended June 30, 2026, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at June 30, 2026.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended June 30, 2026 and 2025, was $985 thousand and $1.2 million, respectively. Amortization of other intangibles assets for the six-month periods ended June 30, 2026 and 2025, was $2.0 million and $2.5 million, respectively.
The following table presents the estimated remaining amortization of other intangible assets as of June 30, 2026:

As of June 30, 2026	(In thousands)
2026	$1,972
2027	2,956
2028	1,971
2029	985
NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at June 30, 2026, and December 31, 2025, consists of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Loans	$59,446	$59,772
Investment securities and other	10,682	11,338
	$70,128	$71,110
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $15.8 million at June 30, 2026, of which $15.5 million corresponded to loans in current status, and $16.4 million at December 31, 2025, of which $14.9 million corresponded to loans in current status. OFG estimates expected credit losses on

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
accrued interest receivable for loans that participated in these moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At June 30, 2026, and December 31, 2025, the ACL for accrued interest receivable for loans that participated in moratorium programs amounted to $31 thousand and $13 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at June 30, 2026, and December 31, 2025, consist of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Prepaid expenses	$25,976	$20,463
Other repossessed assets	4,195	3,457
Accounts receivable and other assets	85,221	68,371
	$115,392	$92,291
Prepaid expenses amounting to $26.0 million at June 30, 2026, include prepaid municipal, property and income taxes aggregating to $18.2 million. At December 31, 2025, prepaid expenses amounted to $20.5 million, including prepaid municipal, property and income taxes aggregating to $11.9 million.
Other repossessed assets totaled $4.2 million and $3.5 million at June 30, 2026, and December 31, 2025, respectively, and mainly consist of repossessed automobiles, which are recorded at their net realizable value.
NOTE 10 — DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable, as of June 30, 2026, and December 31, 2025, consist of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Non-interest-bearing demand deposits	$2,767,422	$2,626,768
Interest-bearing savings and demand deposits	4,478,049	5,433,197
Retail certificates of deposit	1,251,124	1,220,141
Institutional certificates of deposit	1,247,653	642,652
Total core deposits	9,744,248	9,922,758
Brokered deposits	238,880	339,994
Total deposits	$9,983,128	$10,262,752
At June 30, 2026, and December 31, 2025, the aggregate amount of uninsured deposits was $5.198 billion (52.07% of total deposits) and $5.386 billion (52.48% of total deposits), respectively.
The weighted average interest rate of OFG’s deposits was 1.39% and 1.53%, respectively, at June 30, 2026, and December 31, 2025.
Interest expense for the quarters and six-month periods ended June 30, 2026 and 2025 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Demand and savings deposits	$15,821	$21,567	$33,060	$42,434
Certificates of deposit	18,303	16,312	34,932	31,737
	$34,124	$37,879	$67,992	$74,171

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At June 30, 2026, and December 31, 2025, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $1.792 billion and $1.177 billion, respectively.
At June 30, 2026, and December 31, 2025, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.301 billion and $1.676 billion, respectively. As of June 30, 2026, and December 31, 2025, these public funds were collateralized by investment securities totaling $1.226 billion and $1.614 billion, respectively, and by commercial loans totaling $76.6 million at both dates.
Excluding accrued interest of approximately $4.8 million and $5.4 million as of June 30, 2026, and December 31, 2025, the scheduled maturities of certificates of deposit are as follows:

	June 30,		December 31,
	2026		2025
	Period-end amount	Uninsured amount	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$1,077,290	$644,156	$751,849	$369,112
Over 3 months through 6 months	608,115	440,716	430,578	166,044
Over 6 months through 1 year	746,136	306,934	628,006	243,192
	2,431,541	1,391,806	1,810,433	778,348
Over 1 through 2 years	180,708	37,849	255,528	49,932
Over 2 through 3 years	61,706	5,587	70,597	6,470
Over 3 through 4 years	26,643	4,857	28,586	3,738
Over 4 through 5 years	32,211	3,501	32,186	4,251
Over 5 years	16	—	28	—
	$2,732,825	$1,443,600	$2,197,358	$842,739
The table of scheduled maturities of certificates of deposit above includes brokered-deposits and IRAs.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $1.1 million and $977 thousand, as of June 30, 2026, and December 31, 2025, respectively.
NOTE 11— BORROWINGS AND RELATED INTEREST
Securities Sold under Agreements to Repurchase
At June 30, 2026, and December 31, 2025, securities underlying agreements to repurchase were delivered to, and held by, the counterparties with whom the repurchase agreements were transacted. The counterparties agreed to resell to OFG the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for OFG’s securities portfolio.
The following table shows OFG’s repurchase agreements, excluding accrued interest in the amount of $85 thousand and $714 thousand at June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(In thousands)
Short-term fixed-rate repurchase agreements, with a weighted average interest rate of 3.39% (December 31, 2025 - 3.62%)	$100,000	$100,000

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Repurchase agreement maturities at June 30, 2026, and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025
	(In thousands)
Over 90 days to one year	$100,000	$100,000

The following securities were sold under agreements to repurchase at June 30, 2026, and December 31, 2025:

Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(In thousands)
June 30, 2026
FNMA and FHLMC Certificates	$109,135	$100,000	$109,105	4.86%

December 31, 2025
FNMA and FHLMC Certificates	$105,696	$100,000	$108,662	5.22%
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain as collateral an amount of qualifying collateral which has a fair market value that is at least equal to the FHLB-NY collateral maintenance level. At June 30, 2026, and December 31, 2025, these advances were secured by mortgage and commercial loans amounting to $1.346 billion and $1.255 billion, respectively. Further, at June 30, 2026, and December 31, 2025, OFG had an additional borrowing capacity with the FHLB of $409.4 million and $351.1 million, respectively. At June 30, 2026, and December 31, 2025, the weighted average remaining maturity of FHLB advances was 7 months and 1.10 years, respectively.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $1.5 million and $1.6 million at June 30, 2026 and December 31, 2025, respectively:

	June 30,	December 31,
	2026	2025
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.09% (December 31, 2025 - 3.79%)	$455,000	$55,000
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.13%	—	400,000
	$455,000	$455,000
Advances from FHLB mature as follows:

	June 30,	December 31,
	2026	2025
	(In thousands)
Under 90 days	$55,000	—
Over 90 days to one year	400,000	55,000
Over one to three years	—	400,000
	$455,000	$455,000

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
The following table presents the potential effect of rights of set-off associated with OFG’s recognized financial assets and liabilities at June 30, 2026, and December 31, 2025:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Liabilities Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Provided	Net Amount
	(In thousands)
June 30, 2026
Securities sold under agreements to repurchase	$100,000	$—	$100,000	$109,105	$—	$(9,105)

December 31, 2025
Securities sold under agreements to repurchase	$100,000	$—	$100,000	$108,662	$—	$(8,662)
NOTE 13 — INCOME TAXES
OFG is subject to the provisions of the Puerto Rico Internal Revenue Code of 2011, as amended (the “PR Code”). The PR Code imposes a maximum statutory corporate tax rate of 37.5%. OFG has operations in the mainland U.S. through its wholly owned subsidiaries OFG Ventures and OFG USA, the latter of which is a direct subsidiary of the Bank, and has two branches in the USVI. The U.S. subsidiaries are subject to federal income taxes at the corporate level, while the USVI branches are subject to federal income taxes under a mirror system and a 10% surtax included in the maximum tax rate. OFG USA is subject to North Carolina state taxes, and investments held by OFG Ventures are subject to state taxes in Missouri. In addition, OFG’s wholly owned subsidiary, OFG Reinsurance Ltd., is tax exempt in Grand Cayman.
As of June 30, 2026, OFG’s net deferred tax assets, net of a valuation allowance of $720 thousand, amounted to $113.3 million, and the net deferred tax liability, net of valuation allowance of $18 thousand, amounted to $615 thousand, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. As of December 31, 2025, OFG’s deferred tax asset, net of a valuation allowance of $568 thousand, amounted to $104.4 million. The increase in valuation allowance of $170 thousand was related to USVI operations. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset are deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at June 30, 2026. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the six-month periods ended June 30, 2026 and 2025 of 21.3% and 22.3%, respectively. The lower ETR is mainly related to exempt income and investments subject to preferential tax treatment under the PR Code.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the ETR if realized. At June 30, 2026, there were no unrecognized tax benefits.
Income tax expense for the quarters ended June 30, 2026 and 2025 was $15.7 million and $14.1 million, respectively. Income tax expense for the six-month periods ended June 30, 2026 and 2025 was $30.6 million and $28.0 million, respectively.
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
As of June 30, 2026, and December 31, 2025, OFG and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2026, and December 31, 2025, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of June 30, 2026, and December 31, 2025, were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of June 30, 2026
Total capital to risk-weighted assets	$1,481,504	15.33%	$1,015,019	10.50%	$966,685	10.00%
Tier 1 capital to risk-weighted assets	$1,359,866	14.07%	$821,682	8.50%	$773,348	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,359,866	14.07%	$676,680	7.00%	$628,345	6.50%
Tier 1 capital to average total assets	$1,359,866	11.23%	$484,365	4.00%	$605,456	5.00%
As of December 31, 2025
Total capital to risk-weighted assets	$1,437,596	15.24%	$990,781	10.50%	$943,601	10.00%
Tier 1 capital to risk-weighted assets	$1,318,633	13.97%	$802,061	8.50%	$754,881	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,318,633	13.97%	$660,521	7.00%	$613,341	6.50%
Tier 1 capital to average total assets	$1,318,633	10.71%	$492,568	4.00%	$615,711	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2026
Total capital to risk-weighted assets	$1,390,795	14.48%	$1,008,604	10.50%	$960,575	10.00%
Tier 1 capital to risk-weighted assets	$1,269,911	13.22%	$816,489	8.50%	$768,460	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,269,911	13.22%	$672,403	7.00%	$624,374	6.50%
Tier 1 capital to average total assets	$1,269,911	10.57%	$480,373	4.00%	$600,466	5.00%
As of December 31, 2025
Total capital to risk-weighted assets	$1,378,822	14.70%	$985,075	10.50%	$938,167	10.00%
Tier 1 capital to risk-weighted assets	$1,260,530	13.44%	$797,442	8.50%	$750,533	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,260,530	13.44%	$656,717	7.00%	$609,808	6.50%
Tier 1 capital to average total assets	$1,260,530	10.31%	$489,159	4.00%	$611,449	5.00%
NOTE 15 – STOCKHOLDERS’ EQUITY
Common Stock
At June 30, 2026, and December 31, 2025, common stock paid-in capital amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At June 30, 2026, and December 31, 2025, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At June 30, 2026, and December 31, 2025, the Bank’s legal surplus amounted to $199.4 million and $188.5 million, respectively. During the quarter and six-month period ended June 30, 2026, OFG transferred $5.6 million and $10.9 million, respectively, to the legal surplus account. For the same periods in 2025, OFG transferred $4.9 million and $9.3 million, respectively, to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
Treasury Stock
In January 2026, OFG’s Board of Directors (the “Board”) approved a $200.0 million stock repurchase program in addition to the $100.0 million stock repurchase program approved in April 2025. The shares of common stock repurchased are held by

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG as treasury shares. OFG records common stock repurchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
During the six-month period ended June 30, 2026, and 2025, OFG repurchased 1,097,953 and 768,423 shares, respectively, for a total of $44.5 million and $31.1 million, at an average price of $40.51 and $40.46 per share, under the approved stock repurchase programs for such periods.
At June 30, 2026, the estimated remaining number of shares that may be purchased under the repurchase programs is 3,945,538 and was calculated by dividing the remaining balance of $193.6 million by $49.07 (closing price of OFG’s common stock on June 30, 2026).
OFG did not repurchase any shares of common stock during the six-month periods ended June 30, 2026 and 2025, other than through its publicly announced stock repurchase programs.
The activity in connection with common shares held in treasury by OFG for the quarters and six-month periods ended June 30, 2026 and 2025, is set forth below:

	Quarter Ended June 30,
	2026		2025
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	17,627,953	$432,209	14,960,888	$320,927
Common shares used upon lapse of restricted stock units and options	(7,903)	(148)	(3,611)	(50)
Common shares repurchased as part of the stock repurchase programs	—	—	186,024	7,695
End of period	17,620,050	$432,061	15,143,301	$328,572

	Six-Month Period Ended June 30,
	2026		2025
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	16,628,067	$389,067	14,444,965	$296,991
Common shares used upon lapse of restricted stock units and options	(105,970)	(1,479)	(126,579)	(2,152)
Common shares repurchased from employee awards	—	—	56,492	2,646
Common shares repurchased as part of the stock repurchase programs	1,097,953	44,473	768,423	31,087
End of period	17,620,050	$432,061	15,143,301	$328,572

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of June 30, 2026, and December 31, 2025, consisted of:

	June 30,	December 31,
	2026	2025
	(In thousands)
Unrealized loss on securities available-for-sale	$(44,985)	$(18,443)
Income tax effect of unrealized loss on securities available-for-sale	6,039	1,537
Net unrealized loss on securities available-for-sale	(38,946)	(16,906)
Accumulated other comprehensive loss, net of income taxes	$(38,946)	$(16,906)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for the quarters and six-month periods ended June 30, 2026 and 2025:

	Net unrealized loss on securities available-for-sale
	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Beginning balance	$(33,573)	$(58,001)	$(16,906)	$(89,839)
Other comprehensive (loss) income before reclassifications	(5,373)	9,217	(22,040)	41,053
Amounts reclassified out of accumulated other comprehensive loss	—	2	—	4
Other comprehensive (loss) income	(5,373)	9,219	(22,040)	41,057
Ending balance	$(38,946)	$(48,782)	$(38,946)	$(48,782)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2026 and 2025:

	Amount reclassified out of accumulated other comprehensive loss
	Quarter Ended June 30,		Six-Month Period Ended June 30,		Affected Line Item in Consolidated Statement of Operations
	2026	2025	2026	2025
	(In thousands)
Tax effect from changes in tax rates	$—	$2	—	4	Income tax expense
NOTE 17 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2026 and 2025 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Income available to common shareholders	$58,777	$51,801	$112,714	$97,373

Average common shares outstanding	42,261	44,854	42,522	45,074
Effect of dilutive securities:
Average potential common shares-options	136	179	123	191
Total weighted average common shares outstanding and equivalents	42,397	45,033	42,645	45,265
Earnings per common share - basic	$1.39	$1.15	$2.65	$2.16
Earnings per common share - diluted	$1.39	$1.15	$2.64	$2.15
For the quarters ended June 30, 2026 and 2025, weighted-average restricted stock units with an anti-dilutive effect on earnings per common share (“EPS”) not included in the calculation amounted to 238 and zero, respectively. For the six-month periods ended June 30, 2026 and 2025, weighted-average restricted stock units with an anti-dilutive effect on EPS not included in the calculation amounted to zero and 99, respectively.
During the first quarter of 2026, OFG increased its quarterly common stock cash dividend to $0.35 per share from $0.30 per share at December 31, 2025.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 18 – GUARANTEES
At June 30, 2026, and December 31, 2025, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $25.9 million and $26.1 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse, principally loans associated with FHLMC residential mortgage loan sales and securitization programs. At June 30, 2026, and December 31, 2025, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under the residential mortgage loan sale programs was $79.4 million and $83.0 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At June 30, 2026, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $75 thousand (December 31, 2025 - $111 thousand).
The following table shows the changes in OFG’s liability for estimated losses from credit recourse agreements included in the consolidated statements of financial condition during the quarters and six-month periods ended June 30, 2026 and 2025:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$80	$220	$111	$155
Net (charge-offs/amortization) recoveries	(5)	(129)	(36)	(64)
Balance at end of period	$75	$91	$75	$91
The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default (“PD”) and the loss severity. The PD represents the probability that a loan in good standing would become 120 days delinquent; however, for loans subject to credit recourse, OFG is not required to repurchase the loan.
If a borrower defaults, pursuant to the credit recourse provided, OFG is required to repurchase the loan or reimburse the third-party investor for the loss incurred. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters and six-month periods ended June 30, 2026 and 2025, OFG repurchased mortgage loans with unpaid principal balances of $74 thousand and $69 thousand, respectively. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing of the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG groups mortgage loans into pools that are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA, FHLMC or other private investors for cash. As required under such mortgage-backed securities programs, OFG performs quality review procedures to ensure compliance with applicable underwriting and eligibility guidelines. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarters and six-month periods ended June 30, 2026 and 2025, OFG did not repurchase any mortgage loans related to representations and warranties, excluding mortgage loans sold subject to separate credit recourse provisions. In addition to obligations arising from contractual credit recourse provisions and customary representations and warranties, OFG may, from time to time, repurchase or buy back mortgage loans for other reasons, including, but not limited to, loan delinquency and modification, portfolio realignments, or other business purposes. During the quarters ended June 30, 2026 and 2025, OFG repurchased $1.2 million and $1.3 million, respectively, of unpaid principal balance in mortgage loans, excluding mortgage loans sold subject to such credit recourse provisions and related representations and warranties. During the six-month periods ended June 30, 2026, and 2025, OFG repurchased $2.2 million and $2.3 million, respectively, of such unpaid principal balance. At June 30, 2026 and December 31, 2025, OFG had a $380 thousand and $249 thousand liability, respectively, for the estimated credit losses related to these loans.
During the quarters ended June 30, 2026 and 2025, OFG recognized $4 thousand and $130 thousand in gains, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, including provisions for possible losses. During the six-month periods ended June 30, 2026 and 2025, OFG recognized $52 thousand in losses and $64 thousand in gains, respectively, from the repurchase of residential mortgage loans sold to credit recourse, including provisions for possible losses. During the quarters ended June 30, 2026 and 2025, OFG recognized $180 thousand in losses and $75 thousand in gains,

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
respectively, from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the six-month periods ended June 30, 2026 and 2025, OFG recognized $100 thousand in losses and $90 thousand in gains, respectively, from the repurchase of residential mortgage loans without recourse, net of provisions for possible losses, including repurchases related to breaches of customary representations and warranties and other activities.
At June 30, 2026, OFG serviced $5.6 billion (December 31, 2025 - $5.7 billion) in mortgage loans for third parties, including subserviced mortgage loans. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold and serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA or VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At June 30, 2026, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $5.0 million (December 31, 2025 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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
Credit-related financial instruments at June 30, 2026, and December 31, 2025, were as follows:

	June 30,	December 31,
	2026	2025
	(In thousands)
Commitments to extend credit	$1,619,041	$1,377,419
Commercial letters of credit	99	231
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
At June 30, 2026, and December 31, 2025, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.

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
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2026, and December 31, 2025, is as follows:

	June 30,	December 31,
	2026	2025
	(In thousands)
Standby letters of credit and financial guarantees	$25,918	$26,051
Loans sold with recourse	79,361	83,014
Standby letters of credit and financial guarantees are written conditional commitments issued by OFG to guarantee the payment and/or performance of a customer to a third party (“beneficiary”). If the customer fails to comply with the agreement, the beneficiary may draw on the standby letter of credit or financial guarantee as a remedy. The amount of credit risk involved in issuing letters of credit in the event of non-performance is the face amount of the letter of credit or financial guarantee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financings, and similar credit transactions. The amount of collateral obtained, if it is deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer.
At June 30, 2026, and December 31, 2025, the ACL for off-balance-sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $1.1 million and $1.7 million, respectively, and is included in other liabilities in the statements of financial condition.
At June 30, 2026, and December 31, 2025, OFG maintained other non-credit commitments amounting to $19.2 million and $17.8 million, respectively, primarily for the acquisition of equity securities. In addition, as OFG continues to transform with a focus on simplification and building a culture of excellence and customer service, OFG continues to invest in technology that drives its strategy, namely digital, data analytics, cloud migration, cyber security, and sales and service capabilities. At June 30, 2026, and December 31, 2025, OFG had commitments for capital expenditures in technology amounting to $1.9 million and $1.6 million, respectively.

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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At June 30, 2026, and December 31, 2025, accrued liability for legal contingencies amounted to $908 thousand and $605 thousand, respectively. OFG continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. OFG also has an accrued liability for potential losses, operational errors, loss on theft not covered by insurance premiums, and uncollectible receivables, among other transactions, amounting to $5.9 million and $182 thousand at June 30, 2026, and December 31, 2025, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Subject to the accounting and disclosure framework under the provisions of ASC 450, it is the opinion of OFG’s management, based on its current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters would not be likely to have a material adverse effect on OFG’s consolidated statements of financial condition. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on OFG’s consolidated results of operations or cash flows in particular quarterly or annual periods. OFG has evaluated all arbitration, litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. OFG has determined that the estimate of the reasonably possible loss is not significant.
NOTE 20— OPERATING LEASES
Substantially all leases in which OFG is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2038. OFG’s leases do not contain residual value guarantees or material variable lease payments. All leases are classified as operating leases and are included on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. OFG leases to others certain space in its principal offices for terms extending through 2028 with one additional extension through 2030; all are operating leases.
Operating Lease Cost

	Quarter Ended June 30,		Six-Month Period Ended June 30,		Statement of Operations
	2026	2025	2026	2025	Classification
	(In thousands)
Lease costs	$2,146	$2,238	$4,306	$4,478	Occupancy and equipment
Variable lease costs	$468	414	$883	796	Occupancy and equipment
Short-term lease costs	$432	101	$656	201	Occupancy and equipment
Lease income	$(13)	(8)	$(26)	(21)	Occupancy and equipment
Total lease costs	$3,033	$2,745	$5,819	$5,454
Operating Lease Assets and Liabilities

	June 30,	December 31,	Statement of Financial Condition
	2026	2025	Classification
	(In thousands)
Right-of-use assets	$19,640	$21,261	Operating lease right-of-use assets
Lease Liabilities	$21,376	$23,157	Operating leases liabilities

	June 30,	December 31,
	2026	2025
	(In thousands)
Weighted-average remaining lease term	4.1 years	4.4 years
Weighted-average discount rate	7.3%	7.4%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2026, were as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Minimum Rent
As of June 30, 2026	(In thousands)
2026	$3,915
2027	6,921
2028	5,517
2029	3,767
2030	2,225
Thereafter	2,423
Total lease payments	$24,768
Less imputed interest	3,392
Present value of lease liabilities	$21,376
OFG, as lessor, leases or subleases real property to tenants under operating leases. As of June 30, 2026, no material lease concessions have been granted to tenants. As of June 30, 2026, OFG, as lessee, has not requested any lease concessions.
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
Mortgage loans held for sale
Residential mortgage loans reported as held for sale are stated at lower of amortized cost or fair value. The fair value of these loans is based on published secondary market prices of mortgage-backed securities with similar characteristics. These loans are classified as Level 3 given certain internal adjustments that may be made when amortized costs are lower.
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	June 30, 2026
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$2,150	$2,370,968	$—	$2,373,118
Trading securities	—	23	—	23
Money market investments	5,256	—	—	5,256
Servicing assets	—	—	67,867	67,867
	$7,406	$2,370,991	$67,867	$2,446,264

Non-recurring fair value measurements:
Collateral-dependent loans	$—	$—	$4,227	$4,227
Foreclosed real estate	—	—	1,675	1,675
Other repossessed assets	—	—	4,195	4,195
Mortgage loans held for sale	—	—	7,822	7,822
	$—	$—	$17,919	$17,919

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,651	$2,509,231	$—	$2,510,882
Trading securities	—	23	—	23
Money market investments	4,261	—	—	4,261
Servicing assets	—	—	66,333	66,333
	$5,912	$2,509,254	$66,333	$2,581,499

Non-recurring fair value measurements:
Collateral-dependent loans	$—	$—	$3,065	$3,065
Foreclosed real estate	—	—	2,490	2,490
Other repossessed assets	—	—	3,457	3,457
Mortgage loans held for sale	—	—	12,483	12,483
Other loans held for sale	—	—	3,062	3,062
	$—	$—	$24,557	$24,557

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The fair value information included in the tables above for non-recurring fair value measurements is not as of period-end. Instead, it is as of the date that the fair value measurement was recorded closest to June 30, 2026, and December 31, 2025, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
At June 30, 2026, collateral-dependent loans valued using Level 3 inputs comprised loans with principal balances amounting to $4.2 million and an allowance of $1.0 million reflecting a net fair value of $3.2 million. At December 31, 2025, collateral-dependent loans valued using Level 3 inputs comprised loans with principal balances amounting to $3.1 million and an allowance of $387 thousand reflecting a net fair value of $2.7 million.
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2026 and 2025:
Level 3 Instruments Only

	Servicing Assets
	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$67,228	$69,238	$66,333	$70,435
New instruments acquired	600	751	1,468	1,410
Principal repayments and amortization	(1,396)	(1,346)	(2,654)	(2,608)
Gains (losses) included in earnings	1,435	(55)	2,720	(649)
Balance at end of period	$67,867	$68,588	$67,867	$68,588
Servicing assets gains (losses) included in earnings during the quarters and six-month periods ended June 30, 2026, and 2025 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 7 – Servicing Assets.
There were no liabilities measured at fair value on a recurring basis and non-recurring basis at June 30, 2026, and December 31, 2025. The table below presents quantitative information for all assets measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at June 30, 2026, and December 31, 2025:

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)
Servicing assets	$67,867	Cash flow valuation	Constant prepayment rate	2.27% - 22.47%	5.04%
			Discount rate	10.00% - 15.50%	11.66%

Collateral-dependent loans	$4,227	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 51.20%	28.07%

Foreclosed real estate	$1,675	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 33.20%	14.67%

Other repossessed assets	$4,195	Fair value of property or collateral	Estimated net realizable value less disposition costs	27.00% - 62.00%	51.19%

Mortgage loans held for sale	$7,822	Market prices	Pricing and execution wholesale loans	92.74% - 101.74%	95.63%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$66,333	Cash flow valuation	Constant prepayment rate	2.38% - 22.45%	5.61%
			Discount rate	10.00% - 15.50%	11.62%

Collateral-dependent loans	$3,065	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 33.20%	24.67%

Foreclosed real estate	$2,490	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 33.20%	13.29%

Other repossessed assets	$3,457	Fair value of property or collateral	Estimated net realizable value less disposition costs	39.00% - 70.00%	49.94%

Mortgage loans held for sale	$12,483	Market prices	Pricing and execution wholesale loans	94.54% - 101.73%	97.09%

Other loans held for sale	$3,062	Bids or sales contract prices	Estimated market value	34.00% - 95.24%	54.89%
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair value and carrying value of OFG’s financial instruments at June 30, 2026, and December 31, 2025, was as follows:

	June 30,		December 31,
	2026		2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$745,706	$745,706	$1,040,335	$1,040,335
Investment securities available-for-sale	$2,150	$2,150	$1,651	$1,651
Level 2
Financial Assets:
Trading securities	$23	$23	$23	$23
Investment securities available-for-sale	$2,370,968	$2,370,968	$2,509,231	$2,509,231
Investment securities held-to-maturity	$214,083	$258,698	$225,065	$269,498
Federal Home Loan Bank (FHLB) stock	$27,350	$27,350	$27,421	$27,421
Equity securities	$37,467	$37,467	$35,317	$35,317
Level 3
Financial Assets:
Total loans, net (including loans held-for-sale)	$8,089,603	$8,117,021	$8,002,176	$8,014,246
Accrued interest receivable	$70,128	$70,128	$71,110	$71,110
Servicing assets	$67,867	$67,867	$66,333	$66,333
Accounts receivable and other assets	$85,221	$85,221	$68,371	$68,371
Financial Liabilities:
Deposits	$10,038,833	$9,983,128	$10,281,789	$10,262,752
Securities sold under agreements to repurchase	$99,518	$100,085	$100,037	$100,714
Advances from FHLB	$455,152	$456,530	$457,679	$456,581
Other borrowings	$—	$—	$9	$9
Accrued expenses and other liabilities	$166,148	$166,148	$209,997	$209,997

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2026, and December 31, 2025:
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters and six-month periods ended June 30, 2026 and 2025:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Banking service revenues:
Electronic banking fees	$14,241	$12,461	$27,979	$24,845
Checking accounts fees	1,934	2,016	3,868	4,181
Savings accounts fees	322	315	637	612
Branch service and credit life commissions	275	320	612	671
Servicing and other loan fees	406	617	809	1,179
International fees	214	236	415	450
Miscellaneous income	5	17	21	25
Total banking service revenues	$17,397	$15,982	$34,341	$31,963

Wealth management revenue:
Insurance income	$4,812	$4,418	$8,540	$8,325
Broker fees	2,713	2,334	5,675	4,749
Trust fees	2,202	2,166	4,425	4,299
Total wealth management revenue	$9,727	$8,918	$18,640	$17,373

Mortgage banking activities:
Net servicing fees	$5,440	$4,157	$10,988	$7,906
Net gains on sale of mortgage loans and valuation	575	975	1,146	2,045
Net (loss) gain on repurchased loans and other	(155)	215	(143)	172
Total mortgage banking activities	$5,860	$5,347	$11,991	$10,123
Total banking and financial service revenues	$32,984	$30,247	$64,972	$59,459
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

NOTE 23 – BUSINESS SEGMENTS
OFG segregates its businesses into the following three segments of business: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. OFG measures the performance of these segments based on pre-established goals across various financial parameters, such as net income. OFG’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodic basis and may change if the conditions so warrant.

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

The Treasury segment encompasses all of OFG’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, and borrowings. This segment also includes activities of the Bank’s IBEs, including purchases of US loan participations.

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
OFG’s chief operating decision maker (“CODM”) is the chief executive officer (the “CEO”). The CODM evaluates the performance of the Banking, Wealth Management and Treasury segments primarily based on net income, which guides

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
resource allocation across segments. The CODM also continuously monitors performance and adjusts as necessary. Additionally, OFG employs a forecasting process to project future performance and resource needs, which are reviewed and updated regularly to ensure alignment with its strategic goals.
Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2026 and 2025:

	Quarter Ended June 30, 2026
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$163,741	$7	$34,827	$198,575	$(1,425)	$197,150
Interest expense	(31,815)	—	(9,461)	(41,276)	1,425	(39,851)
Net interest income	131,926	7	25,366	157,299	—	157,299
(Provision for) recapture of credit losses	(13,010)	—	4	(13,006)	—	(13,006)
Non-interest income, net	23,016	9,954	53	33,023	—	33,023
Non-interest expenses [1]:
Compensation and employee benefits	(38,318)	(2,554)	(304)	(41,176)	—	(41,176)
Occupancy, equipment and infrastructure costs	(9,261)	(135)	(20)	(9,416)	—	(9,416)
Depreciation and amortization of premises and equipment	(4,844)	(9)	(4)	(4,857)	—	(4,857)
Electronic banking charges	(12,229)	—	—	(12,229)	—	(12,229)
Information technology expenses	(7,067)	(49)	(1)	(7,117)	—	(7,117)
Professional and service fees	(3,832)	(953)	(54)	(4,839)	—	(4,839)
Loan servicing and clearing expenses	(1,908)	(451)	(138)	(2,497)	—	(2,497)
Amortization of other intangible assets	(231)	—	—	(231)	—	(231)
Intersegment expenses	1,062	(594)	(468)	—	—	—
Other [2]	(19,814)	(522)	(134)	(20,470)	—	(20,470)
Total non-interest expense	(96,442)	(5,267)	(1,123)	(102,832)	—	(102,832)
Income before income taxes	$45,490	$4,694	$24,300	$74,484	$—	$74,484
Income tax expense	(15,651)	—	(56)	(15,707)	—	(15,707)
Net income	$29,839	$4,694	$24,244	$58,777	$—	$58,777
Total assets	$10,146,471	$40,520	$3,345,116	$13,532,107	$(1,377,535)	$12,154,572
Expenditures for long-lived assets	$8,132	$—	$—	$8,132	$—	$8,132

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2026
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$323,519	$12	$70,496	$394,027	$(2,751)	$391,276
Interest expense	(62,863)	—	(20,052)	(82,915)	2,751	(80,164)
Net interest income	260,656	12	50,444	311,112	—	311,112
Provision for credit losses	(35,489)	—	—	(35,489)	—	(35,489)
Non-interest income, net	46,039	19,098	53	65,190	—	65,190
Non-interest expenses [1]
Compensation and employee benefits	(76,778)	(5,119)	(626)	(82,523)	—	(82,523)
Occupancy, equipment and infrastructure costs	(17,721)	(259)	(34)	(18,014)	—	(18,014)
Depreciation and amortization of premises and equipment	(9,643)	(19)	(15)	(9,677)	—	(9,677)
Electronic banking charges	(20,834)	—	—	(20,834)	—	(20,834)
Information technology expenses	(13,627)	(86)	(1)	(13,714)	—	(13,714)
Professional and service fees	(8,164)	(1,672)	(1,217)	(11,053)	—	(11,053)
Loan servicing and clearing expenses	(3,764)	(1,024)	(273)	(5,061)	—	(5,061)
Amortization of other intangible assets	(462)	—	—	(462)	—	(462)
Intersegment expenses	2,096	(1,179)	(917)	—	—	—
Other [2]	(34,901)	(1,000)	(296)	(36,197)	—	(36,197)
Total non-interest expense	(183,798)	(10,358)	(3,379)	(197,535)	—	(197,535)
Income before income taxes	$87,408	$8,752	$47,118	$143,278	$—	$143,278
Income tax expense	(30,455)	—	(109)	(30,564)	—	(30,564)
Net income	$56,953	$8,752	$47,009	$112,714	$—	$112,714
Total assets	$10,146,471	$40,520	$3,345,116	$13,532,107	$(1,377,535)	$12,154,572
Expenditures for long-lived assets	$12,488	$—	$—	$12,488	$—	$12,488

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
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $286.6 million and $281.0 million at June 30, 2026 and 2025, respectively, which is used to fund Oriental Overseas operations, is included in the Treasury Segment with its corresponding interest expense, the related interest income is included in the Banking Segment, all are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year quarter was mainly the result of higher average balance.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2025
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$158,778	$6	$36,975	$195,759	$(1,412)	$194,347
Interest expense	(35,426)	—	(8,405)	(43,831)	1,412	(42,419)
Net interest income	123,352	6	28,570	151,928	—	151,928
Provision for credit losses	(21,678)	—	—	(21,678)	—	(21,678)
Non-interest income, net	21,300	9,129	2	30,431	—	30,431
Non-interest expenses [1]:
Compensation and employee benefits	(36,962)	(2,320)	(283)	(39,565)	—	(39,565)
Occupancy, equipment and infrastructure costs	(9,335)	(191)	(18)	(9,544)	—	(9,544)
Depreciation and amortization of premises and equipment	(5,068)	(12)	(5)	(5,085)	—	(5,085)
Electronic banking charges	(12,276)	—	—	(12,276)	—	(12,276)
Information technology expenses	(6,636)	(42)	—	(6,678)	—	(6,678)
Professional and service fees	(3,935)	(825)	(53)	(4,813)	—	(4,813)
Loan servicing and clearing expenses	(1,705)	(337)	(130)	(2,172)	—	(2,172)
Amortization of other intangibles assets	(289)	—	—	(289)	—	(289)
Intersegment expenses	975	(570)	(405)	—	—	—
Other [2]	(13,866)	(390)	(124)	(14,380)	—	(14,380)
Total non-interest expense	(89,097)	(4,687)	(1,018)	(94,802)	—	(94,802)
Income before income taxes	$33,877	$4,448	$27,554	$65,879	$—	$65,879
Income tax expense	(14,037)	—	(41)	(14,078)	—	(14,078)
Net income	$19,840	$4,448	$27,513	$51,801	$—	$51,801
Total assets	$10,007,703	$40,323	$3,469,640	$13,517,666	$(1,286,156)	$12,231,510
Expenditures for long-lived assets	$4,149	$—	$—	$4,149	$—	$4,149

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2025
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$313,805	$11	$72,408	$386,224	$(2,655)	$383,569
Interest expense	(69,956)	—	(15,269)	(85,225)	2,655	(82,570)
Net interest income	243,849	11	57,139	300,999	—	300,999
(Provision for) recapture of credit losses	(47,368)	—	2	(47,366)	—	(47,366)
Non-interest income, net	42,000	17,946	2	59,948	—	59,948
Non-interest expenses [1]
Compensation and employee benefits	(73,748)	(5,191)	(558)	(79,497)	—	(79,497)
Occupancy, equipment and infrastructure costs	(18,875)	(369)	(34)	(19,278)	—	(19,278)
Depreciation and amortization of premises and equipment	(10,136)	(25)	(10)	(10,171)	—	(10,171)
Electronic banking charges	(21,946)	—	—	(21,946)	—	(21,946)
Information technology expenses	(12,875)	(97)	6	(12,966)	—	(12,966)
Professional and service fees	(8,358)	(1,467)	(106)	(9,931)	—	(9,931)
Loan servicing and clearing expenses	(3,281)	(927)	(198)	(4,406)	—	(4,406)
Amortization of other intangible assets	(577)	—	—	(577)	—	(577)
Intersegment expenses	1,805	(1,090)	(715)	—	—	—
Other [2]	(28,465)	(763)	(254)	(29,482)	—	(29,482)
Total non-interest expense	(176,456)	(9,929)	(1,869)	(188,254)	—	(188,254)
Income before income taxes	$62,025	$8,028	$55,274	$125,327	$—	$125,327
Income tax expense	(27,845)	(17)	(92)	(27,954)	—	(27,954)
Net income	$34,180	$8,011	$55,182	$97,373	$—	$97,373
Total assets	$10,007,703	$40,323	$3,469,640	$13,517,666	$(1,286,156)	$12,231,510
Expenditures for long-lived assets	$8,498	$1	$—	$8,499	$—	$8,499

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 1, “Financial Statements” of this quarterly report on Form 10-Q. This discussion and analysis section contains forward-looking statements. Please see “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this quarterly report on Form 10-Q, and set forth in OFG’s annual report on our 2025 Form 10-K, as supplemented and amended by any subsequent quarterly reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Other factors not identified above, including those described under the headings in our 2025 Form 10-K and any subsequent quarterly reports on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements.

INTRODUCTION

OFG is a publicly owned financial holding company that provides a wide range of banking and financial services such as commercial, consumer, auto, and mortgage lending, financial planning, insurance sales, investment advisory and securities brokerage services, as well as corporate trust services. It operates through three business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. OFG conducts its business through its main office in San Juan, Puerto Rico, forty-two branches in Puerto Rico and two branches in the USVI. It has five subsidiaries with operations in Puerto Rico: the Bank, Oriental Financial Services, Oriental Insurance, OIB and OBPEF; two subsidiaries in the United States, OFG USA and OFG Ventures; and one subsidiary in the Cayman Islands, OFG Reinsurance. OFG’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, continuously improving our already effective asset-liability management, growing non-interest revenue from banking and financial services, as well as achieving greater operating efficiencies.

OFG’s diversified mix of businesses and products generates both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as securities brokerage, fiduciary services, investment advisory, insurance agency and reinsurance). Although all these businesses, to varying degrees, are affected by interest rate and financial market fluctuations and other external factors, OFG’s commitment is to continue producing a balanced and growing revenue stream.

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
RECENT DEVELOPMENTS

Economic Conditions

Puerto Rico’s economy has continued to show stable performance, supported by favorable labor market conditions and adequate system liquidity. According to the Puerto Rico Department of Economic Development and Commerce, employment data indicates continued gains across multiple industries. As of May 2026, total non-farm payroll employment averaged approximately 962,600 jobs, reflecting a 0.3% increase from the previous month and a 1.0% growth year over year. Electric power generation and cement sales have also increased 2.4% and 1.2% year over year, respectively. Economic activity has benefited from public sector reconstruction funding, private investment, and infrastructure projects. Manufacturing expansion and new on-shoring initiatives reinforce long-term growth outlook. However, OFG continues to monitor global economic and geopolitical conditions, including interest rate outlook, related uncertainties, and their possible impact on Puerto Rico’s economy, which could influence OFG’s business and operational results.
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
FINANCIAL HIGHLIGHTS

With year-over-year increases of 20.9% in EPS and 4.5% in core revenues, second quarter results reflected continued momentum across all our businesses, supported by disciplined execution, excellent customer engagement, and our differentiated operating model. OFG continues to show core deposit strength, consistent loan growth, stable credit trends, and effective balance sheet management.
During the second quarter of 2026, OFG launched a branding-marketing campaign reflecting our evolution to a digital bank with a human touch. The campaign highlights our market-leading banking and customer communication technologies in Puerto Rico combined with our people and intensely customer-focused culture. This sets us apart and reinforces our mission to help customers achieve progress. They are the point of everything we do.
On a macro level, the Puerto Rico economy remains stable, with federal reconstruction funds continuing to flow, a strong labor market, and private sector manufacturing and onshoring investment. With the economy as a tailwind, our operational strength, disciplined execution, and focus on the customer experience positions us well to capitalize on long-term growth opportunities.
Second Quarter of 2026:

Earnings per common share diluted was $1.39 compared to $1.26 in the first quarter of 2026 and $1.15 in the second quarter of 2025. Net income available to common shareholders was $58.8 million compared to $53.9 million in the first quarter of 2026 and $51.8 million in the second quarter of 2025. Total core revenues (non-GAAP) of $190.3 million compared to $185.8 million in the first quarter of 2026 and $182.2 million in the second quarter of 2025. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP financial measures” section in this quarterly report on Form 10-Q.

Performance metrics: Net interest margin of 5.45%, return on average assets of 1.93%, return on average tangible common stockholders’ equity of 17.94%, and efficiency ratio of 54.04%.

Total Interest Income of $197.2 million compared to $194.1 million in the first quarter of 2026 and $194.3 million in the second quarter of 2025. The second quarter of 2026 increased $3.0 million sequentially, primarily reflecting higher average balances of loans at higher average rate, $4.1 million from paid in full commercial loans compared to $3.3 million from another paid in full commercial loan in the first quarter of 2026, and one additional business day, which increased interest income by $1.6 million.
Total Interest Expense of $39.9 million compared to $40.3 million in the first quarter of 2026 and $42.4 million in the second quarter of 2025. The second quarter of 2026 decreased $462 thousand sequentially, primarily reflecting lower average balances of borrowings and brokered deposits, which more than offset the additional expense of higher average balances of core deposits, and one additional business day, which increased interest expense by $440 thousand.

Total Banking and Financial Service Revenues of $33.0 million compared to $32.0 million in the first quarter of 2026 and $30.2 million in the second quarter of 2025. The second quarter of 2026 increased $1.0 million sequentially, reflecting higher banking service and wealth management revenues, which included $1.1 million in insurance and annuity fees, and lower mortgage banking revenues.
Pre-Provision Net Revenues (Non-GAAP) of $87.5 million compared to $91.3 million in the first quarter of 2026 and $87.6 million in the second quarter of 2025. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP financial measures” section in this quarterly report on Form 10-Q.
Total Provision for Credit Losses of $13.0 million compared to $22.5 million in the first quarter of 2026 and $21.7 million in the second quarter of 2025. Total provision for credit losses in the second quarter of 2026 primarily reflected $14.7 million for increased loan volume and $1.9 million in commercial loan recoveries, while the first quarter of 2026 included $17.5 million for increased loan volume and increased allowance of $3.7 million for a previously reserved telecom commercial loan and $1.0 million for newly classified small commercial loans.
Credit Quality: Net charge-offs (“NCOs”) of $28.8 million (1.40% of average loans) compared to $21.4 million (1.05% of average loans) in the first quarter of 2026 and $12.8 million (0.64% of average loans) in the second quarter of 2025, and non-performing loans (“NPLs”) of $67.3 million (0.81% of average loans) compared to $120.9 million (1.47% of average loans) in the first quarter of 2026 and $97.4 million (1.19% of average loans) in the second quarter of 2025. The changes in second quarter of 2026 NCOs and NPLs primarily reflected the sales of the above-mentioned telecom loan and a U.S. commercial loan.
Total Non-Interest Expense of $102.8 million compared to $94.7 million in the first quarter of 2026 and $94.8 million in the second quarter of 2025. The second quarter of 2026 included $5.8 million in business related operational charges, while the first quarter of 2026 included $1.0 million in capital markets readiness and registration expenses and the benefit of $3.6 million in a business related volume incentive payment.
Income Tax Expense was $15.7 million compared to $14.9 million in the first quarter of 2026 and $14.1 million in the second quarter of 2025.
Loans Held-for-Investment of $8.30 billion compared to $8.24 billion in the first quarter of 2026 and $8.18 billion in the second quarter of 2025. Loans held-for-investment in the second quarter of 2026 grew $62.4 million or 0.8% sequentially, reflecting increases in Puerto Rico commercial and consumer loans.
New loan production of $755.0 million compared to $608.9 million in the first quarter of 2026 and $783.7 million in the second quarter of 2025. The second quarter of 2026 production grew $146.2 million or 24.0% sequentially, reflecting increases in Puerto Rico commercial, residential mortgage, and consumer loans. Production in the second quarter of 2026 declined 3.7% year-over-year, reflecting unusually strong auto sales in the second quarter of 2025 due to the threat of tariffs.
Total Investments of $2.70 billion compared to $2.79 billion in the first quarter of 2026 and $2.78 billion in the second quarter of 2025 primarily reflected principal paydowns in mortgage-backed securities.
Customer Deposits of $9.74 billion compared to $9.66 billion in the first quarter of 2026 and $9.90 billion in the second quarter of 2025. The second quarter of 2026 deposits increased $84.9 million or 0.9% sequentially, reflecting government, commercial and retail deposit growth.
Total Borrowings and Brokered Deposits of $795.5 million compared to $746.6 million in the first quarter of 2026 and $732.3 million in the second quarter of 2025. The second quarter of 2026 total borrowings and brokered deposits increased $48.9 million sequentially for liquidity management purposes.
Cash and Cash Equivalents of $745.7 million compared to $636.5 million in the first quarter of 2026 and $851.8 million in the second quarter of 2025. The second quarter of 2026 cash increased $109.2 million sequentially primarily due to deposit growth and repayments from the investment portfolio.
Capital: CET1 ratio was 14.07% compared to 13.75% in the first quarter of 2026 and 13.99% in the second quarter of 2025. Tangible Common Equity ratio was 10.90% compared to 10.66% in the first quarter of 2026 and 10.20% in the second quarter of 2025. Tangible Book Value per share was $31.12 compared to $30.14 in the first quarter of 2026 and $27.67 in the second quarter of 2025.
Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2026	2025	Variance %	2026	2025	Variance %
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$197,150	$194,347	1.4%	$391,276	$383,569	2.0%
Interest expense	39,851	42,419	(6.1)%	80,164	82,570	(2.9)%
Net interest income	157,299	151,928	3.5%	311,112	300,999	3.4%
Provision for credit losses	13,006	21,678	(40.0)%	35,489	47,366	(25.1)%
Net interest income after provision for credit losses	144,293	130,250	10.8%	275,623	253,633	8.7%
Non-interest income	33,023	30,431	8.5%	65,190	59,948	8.7%
Non-interest expenses	102,832	94,802	8.5%	197,535	188,254	4.9%
Income before taxes	74,484	65,879	13.1%	143,278	125,327	14.3%
Income tax expense	15,707	14,078	11.6%	30,564	27,954	9.3%
Net income available to common shareholders	$58,777	$51,801	13.5%	$112,714	$97,373	15.8%
PER SHARE DATA:
EPS Basic	$1.39	$1.15	20.9%	$2.65	$2.16	22.7%
EPS Diluted	$1.39	$1.15	20.9%	$2.64	$2.15	22.8%
Average common shares outstanding	42,261	44,854	(5.8)%	42,522	45,074	(5.7)%
Average common shares outstanding and equivalents	42,397	45,033	(5.9)%	42,645	45,265	(5.8)%
Cash dividends declared per common share	$0.35	$0.30	16.7%	$0.70	$0.60	16.7%
Cash dividends declared on common shares	$14,538	$15,709	(7.5)%	$29,459	$26,882	9.6%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.93%	1.73%	11.6%	1.86%	1.65%	12.7%
Return on average tangible common stockholders’ equity (non-GAAP, see Table 17)	17.94%	16.96%	5.8%	17.18%	16.13%	6.5%
Return on average common equity (ROE)	16.76%	15.71%	6.7%	16.04%	14.92%	7.5%
Efficiency ratio	54.04%	52.04%	3.8%	52.52%	52.23%	0.6%
Interest rate spread	5.31%	5.17%	2.7%	5.26%	5.22%	0.8%
Interest rate margin	5.45%	5.31%	2.6%	5.40%	5.37%	0.6%

	June 30,	December 31,
	2026	2025
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$2,696,656	$2,843,141
Loans, net	8,117,021	8,014,246
Total investments and loans	$10,813,677	$10,857,387
Deposits and borrowings
Deposits	$9,983,128	$10,262,752
Securities sold under agreements to repurchase	100,085	100,714
Advances from FHLB and other borrowings	456,530	456,590
Total deposits and borrowings	$10,539,743	$10,820,056
Stockholders’ equity
Common stock	59,885	59,885
Additional paid-in capital	642,019	642,973
Legal surplus	199,429	188,490
Retained earnings	976,946	904,630
Treasury stock, at cost	(432,061)	(389,067)
Accumulated other comprehensive loss	(38,946)	(16,906)
Total stockholders’ equity	$1,407,272	$1,390,005
Per share data
Book value per common share	$33.30	$32.13
Tangible book value per common share (non-GAAP, see Table 17)	$31.12	$29.96
Market price	$49.07	$40.98
Capital ratios
Leverage capital	11.23%	10.71%
Common equity Tier 1 capital	14.07%	13.97%
Tier 1 risk-based capital	14.07%	13.97%
Total risk-based capital	15.33%	15.24%
Financial assets managed
Trust assets managed	$2,484,283	$2,490,272
Broker-dealer assets managed	3,335,732	2,612,508
Total assets managed	$5,820,015	$5,102,780

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2026 and 2025.
TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE FOR THE QUARTERS ENDED JUNE 30, 2026 AND 2025

	Interest		Average rate		Average balance
	June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
A - TAX-EQUIVALENT SPREAD (Non-GAAP)
Interest-earning assets	$197,150	$194,347	6.83%	6.80%	$11,582,521	$11,466,602
Tax-equivalent adjustment	4,070	3,808	0.14%	0.13%	—	—
Interest-earning assets tax- equivalent (1)	201,220	198,155	6.97%	6.93%	11,582,521	11,466,602
Interest-bearing liabilities	39,851	42,419	1.52%	1.63%	10,501,531	10,408,780
Tax-equivalent net interest income / spread	161,369	155,736	5.45%	5.30%	1,080,990	1,057,822
Tax-equivalent interest rate margin			5.59%	5.43%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	29,242	29,282	4.30%	4.25%	2,721,498	2,756,356
Interest-bearing cash and money market investments	5,493	8,078	3.58%	4.34%	615,369	746,356
Total investments	34,735	37,360	4.18%	4.28%	3,336,867	3,502,712
Non-PCD loans
Mortgage	8,625	8,132	5.79%	5.67%	595,708	573,824
Commercial	62,707	57,157	7.11%	7.27%	3,536,628	3,160,081
Consumer	20,203	20,158	11.54%	11.58%	702,158	697,938
Auto	55,327	56,350	8.45%	8.58%	2,626,505	2,635,524
Total Non-PCD loans	146,862	141,797	7.90%	8.05%	7,460,999	7,067,367
PCD loans
Mortgage	11,252	12,270	6.27%	6.09%	717,357	806,162
Commercial	4,277	2,899	25.56%	12.95%	66,931	89,565
Consumer	18	14	20.39%	8.79%	361	643
Auto	6	7	369.70%	18.57%	6	153
Total PCD loans	15,553	15,190	7.93%	6.78%	784,655	896,523
Total loans (2)	162,415	156,987	7.90%	7.91%	8,245,654	7,963,890
Total interest-earning assets	197,150	194,347	6.83%	6.80%	11,582,521	11,466,602

	Interest		Average rate		Average balance
	June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	8,786	15,451	1.41%	1.93%	2,503,812	3,211,382
Savings and money market	6,281	5,175	1.07%	0.98%	2,345,584	2,119,036
Time deposits	16,138	13,960	3.07%	3.07%	2,107,062	1,824,006
	31,205	34,586	1.80%	1.94%	6,956,458	7,154,424
Brokered deposits	2,164	2,350	4.01%	4.14%	216,327	227,659
	33,369	36,936	1.87%	2.01%	7,172,785	7,382,083
Non-interest-bearing deposits	—	—	—%	—%	2,749,022	2,581,877
Fair value premium and core deposit intangible amortizations	755	943	—%	—%	—	—
Total deposits	34,124	37,879	1.38%	1.52%	9,921,807	9,963,960
Borrowings:
Securities sold under agreements to repurchase	1,074	120	3.51%	4.56%	122,685	10,517
Advances from FHLB and other borrowings	4,653	4,420	4.08%	4.08%	457,039	434,303
Total borrowings	5,727	4,540	3.96%	4.09%	579,724	444,820
Total interest-bearing liabilities	39,851	42,419	1.52%	1.63%	10,501,531	10,408,780
Net interest income / spread	$157,299	$151,928	5.31%	5.17%
Interest rate margin			5.45%	5.31%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,080,990	$1,057,822
Average interest-earning assets to average interest-bearing liabilities ratio					110.29%	110.16%
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

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$(228)	$188	$(40)
Interest bearing cash and money market investments	(1,293)	(1,292)	(2,585)
Loans	5,565	(137)	5,428
Total interest income	4,044	(1,241)	2,803
Interest Expense:
NOW Accounts	(4,449)	(2,216)	(6,665)
Savings and money market	915	191	1,106
Time deposits	2,546	(368)	2,178
Brokered deposits	(115)	(71)	(186)
Fair value premium and core deposit intangible amortizations	—	(188)	(188)
Securities sold under agreements to repurchase	988	(34)	954
Advances from FHLB and other borrowings	231	2	233
Total interest expense	116	(2,684)	(2,568)
Net Interest Income	$3,928	$1,443	$5,371
TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2026 AND 2025

	Interest		Average rate		Average balance
	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD (Non-GAAP)
Interest-earning assets	$391,276	383,569	6.80%	6.84%	$11,607,798	$11,310,263
Tax equivalent adjustment	7,953	7,395	0.14%	0.13%	—	—
Interest-earning assets tax- equivalent (1)	399,229	390,964	6.94%	6.97%	11,607,798	11,310,263
Interest-bearing liabilities	80,164	82,570	1.54%	1.62%	10,495,461	10,275,464
Tax equivalent net interest income / spread	319,065	308,394	5.40%	5.35%	1,112,337	1,034,799
Tax equivalent interest rate margin			5.54%	5.48%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	58,959	58,781	4.27%	4.25%	2,763,211	2,765,180
Interest-bearing cash and money market investments	11,348	14,393	3.59%	4.33%	637,824	670,264
Total investments	70,307	73,174	4.17%	4.30%	3,401,035	3,435,444
Non-PCD loans
Mortgage loans	16,946	16,255	5.75%	5.66%	589,309	574,685
Commercial loans	121,294	112,384	7.02%	7.35%	3,485,322	3,091,238
Consumer loans	40,293	39,943	11.55%	11.58%	703,328	695,428
Auto loans	110,540	110,905	8.47%	8.59%	2,631,279	2,604,984
Total Non-PCD loans	289,073	279,487	7.87%	8.09%	7,409,238	6,966,335

	Interest		Average rate		Average balance
	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
PCD loans
Mortgage loans	22,747	25,209	6.25%	6.17%	728,324	817,719
Commercial loans	9,109	5,644	26.69%	12.56%	68,830	89,889
Consumer loans	31	37	17.34%	11.13%	360	658
Auto loans	9	18	154.18%	16.36%	11	218
Total PCD loans	31,896	30,908	8.00%	6.80%	797,525	908,484
Total loans (2)	320,969	310,395	7.89%	7.95%	8,206,763	7,874,819
Total interest-earning assets	$391,276	$383,569	6.80%	6.84%	$11,607,798	$11,310,263

Interest-bearing liabilities:
Deposits:
NOW Accounts	18,879	30,347	1.46%	1.91%	2,606,964	3,202,286
Savings accounts	12,672	10,202	1.10%	0.98%	2,332,745	2,106,304
Time deposits	30,096	27,738	3.05%	3.09%	1,990,272	1,809,840
Total core deposits	61,647	68,287	1.79%	1.94%	6,929,981	7,118,430
Brokered deposits	4,836	3,997	4.03%	4.17%	242,209	193,132
	66,483	72,284	1.87%	1.99%	7,172,190	7,311,562
Non-interest-bearing deposits	—	—	—%	—%	2,703,482	2,561,921
Fair value premium and core deposit intangible amortizations	1,509	1,887	—%	—%	—	—
Total deposits	67,992	74,171	1.39%	1.51%	9,875,672	9,873,483
Borrowings:
Securities sold under agreements to repurchase	2,929	830	3.62%	4.54%	163,356	36,878
Advances from FHLB and other borrowings	9,243	7,569	4.08%	4.18%	456,433	365,103
Total borrowings	12,172	8,399	3.96%	4.21%	619,789	401,981
Total interest-bearing liabilities	80,164	82,570	1.54%	1.62%	10,495,461	10,275,464
Net interest income / spread	$311,112	$300,999	5.26%	5.22%
Interest rate margin			5.40%	5.37%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,112,337	$1,034,799
Average interest-earning assets to average interest-bearing liabilities ratio					110.60%	110.07%
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

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest Income:
Investment securities	$337	$(159)	$178
Interest-bearing cash and money market investments	(670)	(2,375)	(3,045)
Loans	13,004	(2,430)	10,574
Total interest income	12,671	(4,964)	7,707
Interest Expense:
NOW accounts	(7,739)	(3,729)	(11,468)
Savings accounts	2,067	403	2,470
Time deposits	3,345	(987)	2,358
Brokered deposits	984	(145)	839
Fair value premium and core deposit intangible amortizations	—	(378)	(378)
Securities sold under agreements to repurchase	2,300	(201)	2,099
Advances from FHLB and other borrowings	1,853	(179)	1,674
Total interest expense	2,810	(5,216)	(2,406)
Net Interest Income	$9,861	$252	$10,113
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
Comparison of quarters ended June 30, 2026 and 2025
Net interest income of $157.3 million increased $5.4 million from $151.9 million, reflecting higher loan interest income and lower deposit interest expense, partially offset by lower cash and money market investments interest income and higher borrowing cost. On a tax equivalent basis net interest income increased $5.7 million or 3.7% to $161.4 million from $155.7 million.
The interest rate spread and net interest margin each increased 14 basis points, to 5.31% and 5.45%, respectively, from 5.17% and 5.31%.
Net interest income was positively impacted by:
•A $5.4 million increase in loan interest income, driven by growth in average balances across multiple portfolios, including: (i) $6.9 million from commercial loans, mainly due to the effect of increase of $353.9 million in average balances and repricing of variable-rate loans reflecting OFG’s strategy to grow commercial lending in Puerto Rico and the U.S. mainland; and (ii) $49 thousand from consumer loans reflecting a $3.9 million increase in the average balance. These increases were partially offset by a $1.0 million decrease from auto loans, mainly due to a $9.2 million decrease in the average balance; and $525 thousand lower interest income from residential mortgage loans, reflecting a $66.9 million decrease in average balances primarily due to the securitization and sale of conforming loans, normal paydowns, and the extinguishment of the PCD portfolio; and
•A $3.8 million decrease in deposit interest expense, reflecting lower average rates and the previously mentioned $500 million government demand deposit transfer into a wealth management account in January 2026, partially offset by growth in retail and commercial deposits.
These increases were offset by:
•A $2.6 million decrease in interest income on interest bearing cash and money market investments due to the decrease of $131.0 million in average balances and a 76 basis points decrease in interest rates, and

•A $1.2 million increase on interest paid of borrowings related to securities sold under agreements to repurchase and FHLB advances, mainly from higher average balances by $112.2 million and $22.7 million, respectively.
Comparison of the six-month periods ended June 30, 2026 and 2025
Net interest income of $311.1 million increased by $10.1 million from $301.0 million reflecting higher loan interest income and lower deposit interest expense, partially offset by lower cash and money market investments interest income and higher borrowing cost. Tax equivalent basis net interest income of $319.1 million increased by $10.7 million, or 3.5%, from $308.4 million.
Interest rate spread increased by 4 basis points to 5.26% from 5.22% and net interest margin increased by 3 basis points to 5.40% from 5.37%.
Net interest income was positively impacted by:
•A $10.6 million increase in interest income from loans mainly driven by growth in average balances across multiple portfolios, including: (i) $12.4 million from commercial loans, mainly due to an increase of $373.0 million in average balances and repricing of variable-rate loans reflecting OFG’s strategy to grow commercial lending in Puerto Rico and the U.S. mainland, and (ii) $344 thousand from consumer loans mainly due to an increase of $7.6 million in the average balance. These increases were partially offset by a $1.8 million decrease from mortgage loans, mainly due to a reduction of $74.8 million in average balances from the securitization and sale of conforming loans and regular paydowns, including the extinguishment of the PCD portfolio; and $374 thousand from Non‑PCD auto loans, reflecting a 12 basis point decline in yield, which reduced interest income by $1.5 million, offset by a $26.3 million increase in average balances, which contributed to $1.1 million to interest income; and
•A $6.2 million decrease in deposit interest expense, reflecting lower average rates and the previously mentioned $500 million government demand deposit transfer into a wealth management account in January 2026, partially offset by growth in retail and commercial deposits.
These increases were partially offset by a $3.0 million decrease in interest income on cash and money market investments, reflecting lower market rates, and a $3.8 million increase in interest paid on borrowings related to higher volume of securities under agreements to repurchase and FHLB advances from liquidity management strategies.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2026	2025	Variance %	2026	2025	Variance %
	(Dollars in thousands)
Banking service revenue	$17,397	$15,982	8.9%	$34,341	$31,963	7.4%
Wealth management revenue	9,727	8,918	9.1%	18,640	17,373	7.3%
Mortgage banking activities	5,860	5,347	9.6%	11,991	10,123	18.5%
Total banking and financial service revenue	32,984	30,247	9.1%	64,972	59,459	9.3%
Other non-interest income	39	184	(78.8)%	218	489	(55.4)%
Total non-interest income	$33,023	$30,431	8.5%	$65,190	$59,948	8.7%
Non-Interest Income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains or losses on sales of assets.

Comparison of quarters ended June 30, 2026 and 2025
Non-interest income increased $2.6 million or 8.5% to $33.0 million from $30.4 million. The increase in non-interest income was due to:
•A $1.4 million increase in banking service revenue, primarily reflecting a $1.8 million increase in electronic banking revenue driven by higher debit card interchange income and merchant business activity. These increases were partially offset by a $290 thousand decrease in loan prepayments and servicing fees and commissions;
•An $809 thousand increase in wealth management revenues, mainly due to a $379 thousand increase in broker fees related to investment advisory services fees and securities sales commissions, and a $394 thousand increase in insurance income due to higher annuities and contingency commissions; and
•An increase of $513 thousand in mortgage banking activities, mainly due to $1.3 million increase in servicing fees, including a $1.5 million favorable variance in the valuation of mortgage servicing rights, partially offset by a $400 thousand decrease in gains on sale of loans and securitization and $370 thousand decrease in gains on sale of repurchased loans.
Comparison of the six-month periods ended June 30, 2026 and 2025
Non-interest income increased $5.3 million to $65.2 million from $59.9 million. The increase was mainly due to:
•A $2.4 million increase in banking service revenues, reflecting a $3.1 million increase in electronic banking revenues driven by higher debit card interchange income, merchant business activity, and cash management and account analysis fees. These increases were partially offset by a $468 thousand decrease in loan prepayments and servicing fees and commissions, and a $288 thousand decrease in deposit account fees due to lower checking account service charges;
•A $1.9 million increase in mortgage banking activities, mainly due to $3.1 million in servicing fees, including a $3.4 million favorable variance in the valuation of mortgage servicing rights, partially offset by an $899 thousand decrease in gains on sale of loans and securitization and a $315 thousand decrease in gains on sale of repurchased loans.
•A $1.3 million increase in wealth management revenue primarily reflecting a $926 thousand increase in broker fees related to investment advisory service fees, securities sales commissions and mutual funds retailer fees, and a $215 thousand increase in insurance income due to higher premiums and contingency commissions.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2026	2025	Variance %	2026	2025	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$41,176	$39,565	4.1%	$82,523	$79,497	3.8%
Occupancy, equipment and infrastructure costs	14,273	14,629	(2.4)%	27,691	29,449	(6.0)%
Electronic banking charges	12,229	12,276	(0.4)%	20,834	21,946	(5.1)%
Information technology expenses	7,117	6,678	6.6%	13,714	12,966	5.8%
Professional and service fees	4,839	4,813	0.5%	11,053	9,931	11.3%
Taxes, other than payroll and income taxes	4,158	3,743	11.1%	8,291	7,469	11.0%
Insurance	2,802	3,025	(7.4)%	5,675	5,791	(2.0)%
Advertising, business promotion, and strategic initiatives	3,187	2,544	25.3%	6,204	5,161	20.2%
Loan servicing and clearing expenses	2,497	2,172	15.0%	5,061	4,406	14.9%
Communication	1,100	1,221	(9.9)%	2,199	2,340	(6.0)%
Printing, postage, stationery and supplies	933	983	(5.1)%	2,420	2,129	13.7%
Director and investor relations	396	382	3.7%	709	717	(1.1)%
Foreclosed real estate and other repossessed assets (income) expenses, net	(476)	310	(253.6)%	(590)	1,338	(144.1)%
Operational losses and related loss provisions	5,930	306	1,837.9%	6,547	380	1,622.9%
Other	2,671	2,155	23.9%	5,204	4,734	9.9%
Total non-interest expenses	$102,832	$94,802	8.5%	$197,535	$188,254	4.9%
Relevant ratios and data:
Efficiency ratio	54.04%	52.04%		52.52%	52.23%
Compensation and benefits to non-interest expense	40.04%	41.73%		41.78%	42.23%
Compensation to average total assets owned	1.36%	1.32%		1.36%	1.35%
Number of employees end of period	2,185	2,222		2,185	2,222
Average number of employees	2,179	2,213		2,184	2,222
Average compensation per employee (in thousands)	$75.59	$71.52		$75.57	$71.55
Average loans per average employee	$3,784	$3,599		$3,758	$3,544
Non-Interest Expense
Comparison of quarters ended June 30, 2026 and 2025
Non-interest expense was $102.8 million, representing an increase of 8.5% or $8.0 million, compared to $94.8 million. The increase in non-interest expense was mainly due to:
•A $5.6 million increase in operational losses and related loss provisions, which includes a provision of $5.8 million in the second quarter of 2026;
•A $1.6 million increase in compensation and employee benefits, as a result of higher salaries and benefits, including payroll taxes; and
•A $643 thousand increase in advertising, business promotion, and strategic initiatives driven by a new branding-marketing campaign during 2026.

These increases in non-interest expense were partially offset by:
•A $786 thousand decrease in foreclosed real estate and other repossessed assets expenses, net, primarily reflecting a $470 thousand decrease in credit related expenses, which includes $421 thousand in escrow recoveries related to acquired residential loans, and a $319 thousand favorable variance in gains on sales of other repossessed assets due to improved pricing.
The efficiency ratio was 54.04% compared to 52.04%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that were excluded from the adjusted efficiency ratio computation for the quarters ended June 30, 2026 and 2025, amounted to $39 thousand and $184 thousand, respectively.
Comparison of the six-month periods ended June 30, 2026 and 2025
Non-interest expense was $197.5 million, representing an increase of 4.9% or $9.3 million, compared to $188.3 million. The increase in non-interest expense was mainly due to:
•A $6.2 million increase in operational losses and related loss provisions, which includes a provision of $5.8 million in the second quarter of 2026;
•A $3.0 million increase in compensation and employee benefits from higher salaries and benefits, including payroll taxes;
•A $1.1 million increase in professional and service fees mainly due to $1.0 million of costs associated with a capital markets readiness and registration process; and
•A $1.0 million increase in advertising, business promotion, and strategic initiatives driven by a new branding-marketing campaign during 2026.
These increases in non-interest expense were partially offset by:
•A $1.9 million decrease in foreclosed real estate and other repossessed assets expenses, net. This reduction primarily reflects a $1.4 million increase in gains from the sale of other repossessed assets driven by improved pricing and a $647 thousand decrease in credit related expenses, which includes $421 thousand in escrow recoveries related to acquired residential loans during 2026.
•A $1.8 million decrease in occupancy, equipment and infrastructure costs, driven by lower internet services expenses of $965 thousand, $445 thousand of insurance reimbursement related to equipment, and $112 thousand in reduced software maintenance expenses; and
•A $1.1 million decrease in electronic banking charges mainly due to the benefit recognized from a $3.6 million business-related volume incentive payment in the first quarter of 2026.
The efficiency ratio was 52.52% compared to 52.23%. Amounts presented as part of non-interest income that were excluded from the efficiency ratio computation for 2026 and 2025 amounted to $218 thousand and $489 thousand, respectively.
Provision for Credit Losses
Comparison of quarters ended June 30, 2026 and 2025
Provision for credit losses decreased by $8.7 million to $13.0 million from $21.7 million. The provision for credit losses for the second quarter of 2026, reflected $14.7 million dollars for increased loan volume and $1.9 million dollars in commercial loan recoveries. The provision for credit losses for the second quarter of 2025, reflected adjustments of $17.2 million for increased loan volume, $3.7 million in specific reserves and $677 thousand due to alignment of model assumptions and risk weighting factors mainly in Puerto Rico.

Comparison of the six-month periods ended June 30, 2026 and 2025
Provision for credit losses decreased by $11.9 million to $35.5 million from $47.4 million. The provision for credit losses for the six-month period ended June 30, 2026, reflected $32.2 million related to loan volume and $4.3 million related to specific commercial loan reserves. The provision for credit losses for the six-month period ended June 30, 2025, reflected $34.6 million related to loan volume, $8.5 million in commercial loans specific reserves and $6.0 million due to alignment of model assumptions and risk weighting factors mainly in Puerto Rico.
Income Tax Expense
Comparison of quarters ended June 30, 2026 and 2025
Income tax expense for the second quarter of 2026 increased by $1.6 million to $15.7 million from $14.1 million, primarily due to higher income before taxes. OFG maintained an ETR lower than the statutory rate for the second quarters of 2026 and 2025 of 21.1% and 21.4%, respectively. The lower ETR is mainly related to exempt income and investments subject to preferential tax treatment under the PR Code.
Comparison of the six-month periods ended June 30, 2026 and 2025
Income tax expense increased by $2.6 million to $30.6 million from $28.0 million, primarily due to higher income before taxes and fewer favorable discrete tax benefits. OFG maintained an ETR lower than the statutory rate for the six-month periods ended June 30, 2026 and 2025 of 21.3% and 22.3%, reflecting exempt income, investments subject to preferential tax treatment under the PR Code, a discrete tax windfall on stock options, and benefits related to the purchase of tax credits at a discount.
Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on net income. OFG’s methodology for allocating expenses for corporate services among segments is based on several factors such as revenue, employee headcount, occupied space, and dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2026 and 2025.

TABLE 4 - BUSINESS SEGMENTS
	Quarter Ended June 30, 2026
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$163,741	$7	$34,827	$198,575	$(1,425)	$197,150
Interest expense	(31,815)	—	(9,461)	(41,276)	1,425	(39,851)
Net interest income	131,926	7	25,366	157,299	—	157,299
(Provision for) recapture of credit losses	(13,010)	—	4	(13,006)	—	(13,006)
Non-interest income, net	23,016	9,954	53	33,023	—	33,023
Non-interest expenses:
Compensation and employee benefits	(38,318)	(2,554)	(304)	(41,176)	—	(41,176)
Occupancy, equipment and infrastructure costs	(9,261)	(135)	(20)	(9,416)	—	(9,416)
Depreciation and amortization of premises and equipment	(4,844)	(9)	(4)	(4,857)	—	(4,857)
Electronic banking charges	(12,229)	—	—	(12,229)	—	(12,229)
Information technology expenses	(7,067)	(49)	(1)	(7,117)	—	(7,117)
Professional and service fees	(3,832)	(953)	(54)	(4,839)	—	(4,839)
Loan servicing and clearing expenses	(1,908)	(451)	(138)	(2,497)	—	(2,497)
Amortization of other intangible assets	(231)	—	—	(231)	—	(231)
Intersegment expenses	1,062	(594)	(468)	—	—	—
Other	(19,814)	(522)	(134)	(20,470)	—	(20,470)
Total non-interest expense	(96,442)	(5,267)	(1,123)	(102,832)	—	(102,832)
Income before income taxes	$45,490	$4,694	$24,300	$74,484	$—	$74,484
Income tax expense	(15,651)	—	(56)	(15,707)	—	(15,707)
Net income	$29,839	$4,694	$24,244	$58,777	$—	$58,777
Total assets	$10,146,471	$40,520	$3,345,116	$13,532,107	$(1,377,535)	$12,154,572

	Six-Month Period Ended June 30, 2026
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$323,519	$12	$70,496	$394,027	$(2,751)	$391,276
Interest expense	(62,863)	—	(20,052)	(82,915)	2,751	(80,164)
Net interest income	260,656	12	50,444	311,112	—	311,112
Provision for credit losses	(35,489)	—	—	(35,489)	—	(35,489)
Non-interest income, net	46,039	19,098	53	65,190	—	65,190
Non-interest expense:
Compensation and employee benefits	(76,778)	(5,119)	(626)	(82,523)	—	(82,523)
Occupancy, equipment and infrastructure costs	(17,721)	(259)	(34)	(18,014)	—	(18,014)
Depreciation and amortization of premises and equipment	(9,643)	(19)	(15)	(9,677)	—	(9,677)
Electronic banking charges	(20,834)	—	—	(20,834)	—	(20,834)
Information technology expenses	(13,627)	(86)	(1)	(13,714)	—	(13,714)
Professional and service fees	(8,164)	(1,672)	(1,217)	(11,053)	—	(11,053)
Loan servicing and clearing expenses	(3,764)	(1,024)	(273)	(5,061)	—	(5,061)
Amortization of other intangible assets	(462)	—	—	(462)	—	(462)
Intersegment expenses	2,096	(1,179)	(917)	—	—	—
Other	(34,901)	(1,000)	(296)	(36,197)	—	(36,197)
Total non-interest expense	(183,798)	(10,358)	(3,379)	(197,535)	—	(197,535)
Income before income taxes	$87,408	$8,752	$47,118	$143,278	$—	$143,278
Income tax expense	(30,455)	—	(109)	(30,564)	—	(30,564)
Net income	$56,953	$8,752	$47,009	$112,714	$—	$112,714
Total assets	$10,146,471	$40,520	$3,345,116	$13,532,107	$(1,377,535)	$12,154,572

Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, which operates within the Bank. The time deposit with a balance of $286.6 million and $281.0 million at June 30, 2026 and 2025, respectively, which is used to fund Oriental Overseas operations, is included in the Treasury Segment with its corresponding interest expense, the related interest income is included in the Banking Segment, all are eliminated in the consolidation. Interest income is accrued on the unpaid principal balance. The increase in interest income and interest expense from the prior year quarter was mainly the result of higher average balance.

	Quarter Ended June 30, 2025
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$158,778	$6	$36,975	$195,759	$(1,412)	$194,347
Interest expense	(35,426)	—	(8,405)	(43,831)	1,412	(42,419)
Net interest income	123,352	6	28,570	151,928	—	151,928
Provision for credit losses	(21,678)	—	—	(21,678)	—	(21,678)
Non-interest income, net	21,300	9,129	2	30,431	—	30,431
Non-interest expenses:
Compensation and employee benefits	(36,962)	(2,320)	(283)	(39,565)	—	(39,565)
Occupancy, equipment and infrastructure costs	(9,335)	(191)	(18)	(9,544)	—	(9,544)
Depreciation and amortization of premises and equipment	(5,068)	(12)	(5)	(5,085)	—	(5,085)
Electronic banking charges	(12,276)	—	—	(12,276)	—	(12,276)
Information technology expenses	(6,636)	(42)	—	(6,678)	—	(6,678)
Professional and service fees	(3,935)	(825)	(53)	(4,813)	—	(4,813)
Loan servicing and clearing expenses	(1,705)	(337)	(130)	(2,172)	—	(2,172)
Amortization of other intangibles assets	(289)	—	—	(289)	—	(289)
Intersegment expenses	975	(570)	(405)	—	—	—
Other	(13,866)	(390)	(124)	(14,380)	—	(14,380)
Total non-interest expense	(89,097)	(4,687)	(1,018)	(94,802)	—	(94,802)
Income before income taxes	$33,877	$4,448	$27,554	$65,879	$—	$65,879
Income tax expense	(14,037)	—	(41)	(14,078)	—	(14,078)
Net income	$19,840	$4,448	$27,513	$51,801	$—	$51,801
Total assets	$10,007,703	$40,323	$3,469,640	$13,517,666	$(1,286,156)	$12,231,510

	Six-Month Period Ended June 30, 2025
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$313,805	$11	$72,408	$386,224	$(2,655)	$383,569
Interest expense	(69,956)	—	(15,269)	(85,225)	2,655	(82,570)
Net interest income	243,849	11	57,139	300,999	—	300,999
(Provision for) recapture of credit losses	(47,368)	—	2	(47,366)	—	(47,366)
Non-interest income, net	42,000	17,946	2	59,948	—	59,948
Non-interest expenses
Compensation and employee benefits	(73,748)	(5,191)	(558)	(79,497)	—	(79,497)
Occupancy, equipment and infrastructure costs	(18,875)	(369)	(34)	(19,278)	—	(19,278)
Depreciation and amortization of premises and equipment	(10,136)	(25)	(10)	(10,171)	—	(10,171)
Electronic banking charges	(21,946)	—	—	(21,946)	—	(21,946)
Information technology expenses	(12,875)	(97)	6	(12,966)	—	(12,966)
Professional and service fees	(8,358)	(1,467)	(106)	(9,931)	—	(9,931)
Loan servicing and clearing expenses	(3,281)	(927)	(198)	(4,406)	—	(4,406)
Amortization of other intangible assets	(577)	—	—	(577)	—	(577)
Intersegment expenses	1,805	(1,090)	(715)	—	—	—
Other	(28,465)	(763)	(254)	(29,482)	—	(29,482)
Total non-interest expense	(176,456)	(9,929)	(1,869)	(188,254)	—	(188,254)
Income before income taxes	$62,025	$8,028	$55,274	$125,327	$—	$125,327
Income tax expense	(27,845)	(17)	(92)	(27,954)	—	(27,954)
Net income	$34,180	$8,011	$55,182	$97,373	$—	$97,373
Total assets	$10,007,703	$40,323	$3,469,640	$13,517,666	$(1,286,156)	$12,231,510

Comparison of quarters ended June 30, 2026 and 2025
Banking
OFG’s banking segment income before income taxes increased $11.6 million to $45.5 million from $33.9 million, mainly due to:
•A $5.0 million increase in loan interest income, driven by higher average loan balances;
•A $3.6 million decrease in interest expense, reflecting the $500 million government demand deposit transfer into a wealth management account in January 2026 and lower interest rates, partially offset by higher retail and commercial deposit balances;
•An $8.7 million decrease in provision for credit losses, mainly due to lower specific reserves and changes in loan growth; and
•A $1.7 million increase in non-interest income primarily related to $1.4 million increase in banking service revenue due to higher customer activity and transaction volumes and a $513 thousand increase in mortgage banking activities, mainly from favorable variance in the valuation of the mortgage servicing rights.
These increases in banking segment income were partially offset by a $7.3 million increase in non-interest expenses reflecting

$5.8 million in business-related operational charges and a $1.4 million increase in compensation and employee benefits from higher salaries and benefits.
Wealth Management
Wealth management segment revenue consists of commissions and fees earned from fiduciary activities, securities brokerage and investment advisory services, and insurance and reinsurance activities. Income before income taxes for this segment increased to $4.7 million from $4.4 million, mainly from higher non-interest income of $825 thousand reflecting higher broker-dealer fees related to investment advisory service fees, securities sales commissions, and mutual funds retailer fees.
Treasury
Treasury segment income before income taxes decreased $3.3 million to $24.3 million from $27.6 million, mainly due to a $2.1 million decrease in interest income on interest-bearing cash and money market investments reflecting lower average balances and interest rates, and a $1.1 million increase in interest expense reflecting $1.2 million from interest paid on borrowings, which were utilized to enhance liquidity and support strategic growth in the commercial loan portfolio.
Comparison of six-month periods ended June 30, 2026 and 2025
Banking
OFG’s banking segment income before income taxes increased $25.4 million to $87.4 million from $62.0 million, mainly due to:
•A $10.6 million increase in interest income from loans, driven by higher loan balances;
•A $7.1 million decrease in interest expense reflecting the $500 million government demand deposit transfer into a wealth management account in January 2026 and lower interest rates, partially offset by higher retail and commercial deposit balances;
•A $11.9 million decrease in provision for credit losses, mainly due to lower specific reserves and the alignment in prior period of economic and loss rate model assumptions; and
•A $4.0 million increase in non-interest income, related to $2.4 million increase in banking service revenue due to higher customer activity and transaction volumes and a $1.9 million increase in mortgage banking activities, mainly from favorable variance in the valuation of the mortgage servicing rights.
These increases in banking segment income were partially offset by a $7.3 million increase in non-interest expenses, reflecting $5.8 million in business-related operational charges, $3.0 million higher salaries and benefits, and $1.0 million from new branding-marketing campaign during 2026.
Wealth Management
Income before income taxes for this segment increased to $8.8 million from $8.0 million, reflecting a $1.2 million increase in non-interest income from higher broker-dealer fees related to investment advisory service fees, securities sales commissions, and mutual funds retailer fees, partially offset by a $205 thousand increase in professional and service fees related to consulting and advisory services.
Treasury
Treasury segment income before income taxes decreased $8.2 million to $47.1 million from $55.3 million. The decrease was mainly due to a $4.8 million increase in interest expense, reflecting $3.8 million from interest paid on borrowings and $839 thousand from brokered deposits, which were utilized to enhance liquidity and support strategic growth in the commercial loan portfolio, a $1.9 million decrease in interest income on interest-bearing cash and money market investments due to lower average balances and interest rates, and a $1.1 million increase in professional and service fees, related to $1.0 million of costs associated to a capital markets readiness and registration process.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At June 30, 2026, OFG’s total assets amounted to $12.155 billion, a decrease of $311.1 million, when compared to $12.466 billion at December 31, 2025.
Cash and due from banks decreased by $295.6 million to $740.5 million, reflecting the $500 million transfer of a government demand deposit into a wealth management account in January 2026.
The investment portfolio decreased $146.5 million or 5.15% primarily reflecting $216.1 million principal paydowns, as well as $26.5 million in unfavorable market value adjustments, partially offset by $51.3 million of new available-for-sale mortgage-backed securities and US Treasury securities, and $44.9 million related to mortgage loan securitizations. OFG’s investment strategy focuses on liquidity and highly liquid securities, considering their investment and the current market environment.
OFG’s loan portfolio is comprised of Puerto Rico residential mortgage loans, consumer loans, auto loans, commercial loans secured by real estate, other commercial and industrial loans, and commercial US loans. At June 30, 2026, OFG’s net loan portfolio increased by $102.8 million or 1.3% reflecting increases in US and Puerto Rico commercial loans and consumer loans, partially offset by a decrease in auto loans, mortgage securitizations, and portfolio run-off.
Financial Assets Managed
At June 30, 2026, OFG’s financial assets include assets managed by its trust division and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of IRAs and manages retirement plans and custodian and corporate trust accounts. At June 30, 2026, and December 31, 2025, total assets managed by OFG’s trust division amounted to $2.484 billion and $2.490 billion, respectively. The $6.0 million decrease reflected the discontinuance of Keogh plan services during the period, partially offset by favorable market conditions. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2026, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $3.336 billion, compared to $2.613 billion at December 31, 2025. The $723.2 million increase in broker-dealer related assets is mainly due to the transfer of a $500 million government demand deposit from the Bank into a wealth management account during the period, as well as favorable changes in market conditions.
Goodwill
OFG’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG completes its annual goodwill impairment test as of October 31 of each year. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. During the second quarter of 2026, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of goodwill. Based on this assessment, no impairments were identified at June 30, 2026.
As of both June 30, 2026, and December 31, 2025, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $178 thousand to the wealth management segment. Please refer to “Note 8 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance %
	2026	2025
	(In thousands)
Investments:
FNMA and FHLMC certificates	$2,112,319	$2,285,078	(7.6)%
GNMA certificates	515,301	490,571	5.0%
Equity securities	64,817	62,738	3.3%
US Treasury securities	2,150	1,651	30.2%
CMOs issued by US government-sponsored enterprises	1,546	2,579	(40.1)%
Other debt securities	500	501	(0.2)%
Trading securities	23	23	—%
Total investments	2,696,656	2,843,141	(5.2)%
Loans, net	8,117,021	8,014,246	1.3%
Total investments and loans	10,813,677	10,857,387	(0.4)%
Other assets:
Cash and due from banks	740,450	1,036,074	(28.5)%
Money market investments	5,256	4,261	23.4%
Foreclosed real estate	1,675	2,490	(32.7)%
Accrued interest receivable	70,128	71,110	(1.4)%
Deferred tax asset, net	113,343	104,359	8.6%
Premises and equipment, net	95,601	93,554	2.2%
Customers’ liability on acceptances	19,418	22,442	(13.5)%
Servicing assets	67,867	66,333	2.3%
Goodwill	84,241	84,241	—%
Other intangible assets	7,884	9,854	(20.0)%
Operating lease right-of-use assets	19,640	21,261	(7.6)%
Other assets	115,392	92,291	25.0%
Total other assets	1,340,895	1,608,270	(16.6)%
Total assets	$12,154,572	$12,465,657	(2.5)%
Investment portfolio composition:
FNMA and FHLMC certificates	78.3%	80.3%
GNMA certificates	19.1%	17.3%
Equity securities	2.4%	2.2%
US Treasury securities	0.1%	0.1%
CMOs issued by US government-sponsored enterprises	0.1%	0.1%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	June 30,	December 31,	Variance %
	2026	2025
	(In thousands)
Loans held-for-investment:
Commercial loans	$3,619,221	$3,490,169	3.7%
Mortgage loans	1,367,206	1,390,346	(1.7)%
Consumer loans	687,199	683,548	0.5%
Auto loans	2,623,828	2,636,979	(0.5)%
	8,297,454	8,201,042	1.2%
Allowance for credit losses	(188,255)	(202,341)	(7.0)%
Total loans held-for-investment, net	8,109,199	7,998,701	1.4%
Mortgage loans held-for-sale	7,822	12,483	(37.3)%
Other loans held-for-sale	—	3,062	(100.0)%
Total loans held-for-sale	7,822	15,545	(49.7)%
Total loans, net	$8,117,021	$8,014,246	1.3%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $8.117 billion at June 30, 2026, a 1.3% increase when compared to $8.014 billion at December 31, 2025. The composition and trends of OFG’s loans held-for-investment portfolio were as follows:
•Commercial loan portfolio amounted to $3.619 billion (43.6% of the gross loan portfolio) compared to $3.490 billion (42.6% of the gross loan portfolio) at December 31, 2025, a 3.7% increase resulting from originations and credit lines usage in the six-month period ended June 30, 2026. Commercial loans secured by non-owner-occupied commercial real estate amounted to $761.9 million and $774.1 million at June 30, 2026, and December 31, 2025, respectively, which represented 9.2% and 9.4% of our total gross loan portfolio held-for-investment. Commercial US loans amounted to $871.5 million and $830.0 million at June 30, 2026, and December 31, 2025, respectively, which represented 10.5% and 10.1% of our total gross loan portfolio held-for-investment.
During the six-month period ended June 30, 2026, OFG sold commercial loans held-for-sale with a reporting balance of $3.1 million and recognized a $28 thousand loss, included in other non-interest income in the consolidated statements of operations. Additionally, during the second quarter of 2026, OFG sold two previously reserved non-performing commercial loans held-for-investment with an aggregate reporting balance of $49.6 million and recognized $15.6 million in related charge-offs.
Commercial loan production increased by 6.9% or $27.7 million to $428.7 million in the second quarter of 2026 from $401.1 million in the prior year quarter and increased by 18% or $109.7 million to $731.9 million in the six-month period ended June 30, 2026 from $622.2 million for the same period of 2025, resulting from the commercial PR loan portfolio, while commercial US loan production decreased slightly. Commercial US loans activities include the purchase of middle-market senior secured cash flow loan participations and the purchase of participations in loans to small and medium sized businesses.

•Mortgage loan portfolio amounted to $1.367 billion (16.5% of the gross loan portfolio) compared to $1.390 billion (17.0% of the gross originated loan portfolio) at December 31, 2025, a 1.7% decrease resulting from securitization of conforming loans into mortgage-backed securities and regular paydowns. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $52.9 million and $56.5 million at June 30, 2026, and December 31, 2025, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
Mortgage loan production remained stable at $55.6 million in the second quarters of 2026 and 2025 and increased by 5.3% or $4.9 million to $97.5 million in the six-month period ended June 30, 2026, from $92.6 million for the same period of 2025.
OFG follows a conservative residential mortgage lending policy with more than 90% of its residential mortgage portfolio consisting of fixed rate, fully amortizing, fully documented loans that do not have the level of risk associated with subprime loans offered by certain major U.S. mortgage loan originators. Furthermore, OFG has never been active in negative amortization loans or offered adjustable-rate mortgage loans with teaser rates.
•Consumer loan portfolio amounted to $687.2 million (8.3% of the gross loan portfolio) compared to $683.5 million (8.3% of the gross loan portfolio) at December 31, 2025, a 0.5% increase resulting from originations. Consumer loan production increased by 7.2% to $82.3 million in the second quarter of 2026 from $76.8 million in the prior year quarter, and increased by 4.3% or $6.2 million to $150.8 million in the six-month period ended June 30, 2026 from $144.6 million for the same period in 2025.
•Auto loans portfolio amounted to $2.624 billion (31.6% of the gross loan portfolio) compared to $2.637 billion (32.1% of the gross originated loan portfolio) at December 31, 2025. Auto loans production decreased by 24.7% or $61.8 million to $188.4 million in the second quarter of 2026 compared to $250.3 million in the prior year quarter, and decreased by 20.6% or $99.5 million to $383.7 million in the six-month period ended June 30, 2026, from $483.2 million for the same period of 2025. Production in the year-ago periods reflected unusually strong auto sales from the threat of tariffs in the second quarter of 2025.

The following table includes the maturities of OFG’s lending exposure to the Puerto Rico government.
TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS

June 30, 2026
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$94,029	$—	$4,667	$89,362
At June 30, 2026, OFG has $94.0 million of direct credit exposure to the Puerto Rico government, a $16.7 million increase from $77.3 million at December 31, 2025. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and are in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.
Allowance for Credit Losses
OFG measures its ACL based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets. Tables 8 through 11 set forth an analysis of activity in the ACL and present selected credit loss statistics for the quarters and six-month period ended June 30, 2026, and 2025 and as of June 30, 2026 and December 31, 2025. In addition, Table 6 sets forth the composition of the loan portfolio.
The decline in the allowance for credit losses reflected, in part, the impact of the sale of two non-performing loans during the period, which reduced specific credit exposure and contributed to improved asset-quality metrics. However, management continued to retain qualitative reserves for areas of uncertainty not fully captured by the quantitative model, including trends in the auto portfolio. As a result, the reserve release reflected the improved risk profile following the non-performing loan sale, while the remaining qualitative reserves demonstrate continued prudence in light of portfolio-specific risk profile.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report on Form 10-Q and “Note 5 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and ACL.
Non-performing Assets

OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 12 to 14). At June 30, 2026, OFG had $62.2 million of non-accrual loans held-for-investment, a $62.4 million decrease compared to $124.6 million at December 31, 2025. The decrease is mainly related to the sale of two previously reserved non-performing commercial loans during the second quarter of 2026 with an aggregate reporting balance of $49.6 million, recognizing $15.6 million in charge-offs.

As of December 31, 2025, OFG had $3.1 million in non-accrual commercial US loans held-for-sale. There were no past due or non-accrual commercial loans held-for-sale as of June 30, 2026.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of June 30, 2026, and December 31, 2025, the outstanding balance of these residential mortgage loans was $5.1 million and $5.5 million, respectively.
At June 30, 2026, OFG’s non-performing assets decreased by 46.2% to $73.2 million (0.60% of total assets) from $136.0 million (1.09% of total assets) at December 31, 2025, mainly related to the previously mentioned sale of non-performing loans during the second quarter of 2026.
Foreclosed real estate decreased from $2.5 million at December 31, 2025, to $1.7 million at June 30, 2026, and other repossessed assets increased from $3.5 million at December 31, 2025, to $4.2 million at June 30, 2026, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At June 30, 2026, the allowance coverage ratio to non-performing loans was 279.7% (155.6% at December 31, 2025).
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
The following items comprise non-performing loans held-for-investment, including non-PCD and PCDs:
Commercial loans - At June 30, 2026, OFG’s non-performing commercial loans amounted to $32.5 million (48.2% of OFG’s non-performing loans), a $54.8 million or 62.8% decrease from $87.3 million at December 31, 2025 (67.1% of OFG’s non-performing loans). During the second quarter of 2026, OFG sold two non-performing commercial loans held-for-investment with an aggregate reporting balance of $49.6 million. Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At June 30, 2026, OFG’s non-performing mortgage loans totaled $16.5 million (24.5% of OFG’s non-performing loans), a 6.6% decrease from $17.6 million (13.6% of OFG’s non-performing loans) at December 31, 2025. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At June 30, 2026, OFG’s non-performing consumer loans amounted to $3.8 million (5.6% of OFG’s non-performing loans), a 13.2% decrease from $4.4 million at December 31, 2025 (3.4% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto loans - At June 30, 2026, OFG’s non-performing auto loans amounted to $14.6 million (21.7% of OFG’s total non-performing loans), a 29.7% decrease from $20.8 million at December 31, 2025 (15.9% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days and fully written-off when payments are delinquent 180 days.
OFG has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-Conforming Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing OFG’s losses on non-performing mortgage loans. The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, Rural Housing Service (RHS), Puerto Rico Housing Finance Authority (PRHFA), conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to FNMA and FHLMC, and conventional loans retained by OFG. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and deed in lieu of foreclosure. The Non-Conforming Mortgage Loan Program is for non-conforming mortgages, including balloon payment, interest-only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-conforming mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA, VA, FNMA or FHLMC, as applicable, and performing loans not meeting secondary market guidelines processed pursuant OFG’s current credit and underwriting guidelines. OFG achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan. To apply for any of our loan modification programs, if the borrower is active in Chapter 13 bankruptcy, it must request an authorization from the bankruptcy trustee to allow the loan modification. Borrowers with discharged Chapter 7 bankruptcies may also apply. Loans in these programs are evaluated by designated credit underwriters for financial difficulty modification if OFG grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	June 30,	December 31,	Variance
	2026	2025	%
	(In thousands)
ACL:
Non-PCD
Commercial loans	$52,707	$65,943	(20.1)%
Mortgage loans	6,314	6,358	(0.7)%
Consumer loans	33,757	33,466	0.9%
Auto loans	91,969	92,472	(1)%
Total ACL	$184,747	$198,239	(6.8)%

PCD
Commercial loans	$354	$493	(28.2)%
Mortgage loans	3,143	3,599	(12.7)%
Consumer loans	10	9	11.1%
Auto loans	1	1	0.0%
Total ACL	$3,508	$4,102	(14.5)%

ACL summary
Commercial loans	$53,061	$66,436	(20.1)%
Mortgage loans	9,457	$9,957	(5.0)%
Consumer loans	33,767	$33,475	0.9%
Auto loans	91,970	$92,473	(1)%
Total ACL	$188,255	$202,341	(7.0)%

ACL composition:
Commercial loans	28.2%	32.8%
Mortgage loans	5.0%	4.9%
Consumer loans	17.9%	16.5%
Auto loans	48.9%	45.8%
	100.0%	100.0%

ACL coverage ratio at end of period:
Commercial loans	1.47%	1.90%	(22.6)%
Mortgage loans	0.69%	0.72%	(4.2)%
Consumer loans	4.91%	4.90%	0.2%
Auto loans	3.51%	3.51%	—%
	2.27%	2.47%	(8.1)%

ACL coverage ratio to non-performing loans:
Commercial loans	163.4%	76.1%	114.7%
Mortgage loans	57.5%	56.5%	1.8%
Consumer loans	889.1%	764.6%	16.3%
Auto loans	630.8%	445.7%	41.5%
	279.7%	155.6%	79.8%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	June 30,		December 31,
	2026		2025
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
	(In thousands)		(In thousands)
Commercial loans	53,061	43.6%	66,436	42.6%
Mortgage loans	9,457	16.5%	9,957	17.0%
Consumer loans	33,767	8.3%	33,475	8.3%
Auto loans	91,970	31.6%	92,473	32.1%
Total	188,255	100.0%	202,341	100.0%
[1] Total loans in this table refers to total loans held-for-investment.
TABLE 10 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2026	2025	Variance %	2026	2025	Variance %
	(In thousands)			(In thousands)
Balance at beginning of period	$203,956	$181,174	12.6%	$202,341	$175,863	15.1%
Provision for credit losses	13,090	21,554	(39.3)%	36,084	47,235	(23.6)%
Charge-offs	(39,019)	(22,228)	75.5%	(70,079)	(51,726)	35.5%
Recoveries	10,228	9,444	8.3%	19,909	18,572	7.2%
Balance at end of period	$188,255	$189,944	(0.9)%	$188,255	$189,944	(0.9)%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2026	2025	Variance %	2026	2025	Variance %
	(Dollars in thousands)
Non-PCD:
Mortgage loans
Charge-offs	$—	$(11)	(100.0)%	$(66)	$(34)	94.1%
Recoveries	265	745	(64.4)%	458	931	(50.8)%
Total	265	734	(63.9)%	392	897	(56.3)%
Commercial PR
Charge-offs	(15,225)	(273)	5476.9%	(15,301)	(385)	3874.3%
Recoveries	173	88	96.6%	226	240	(5.8)%
Total	(15,052)	(185)	8,036.2%	(15,075)	(145)	10,296.6%
Commercial US
Charge-offs	(1,608)	—	100.0%	(5,542)	(2,918)	89.9%
Recoveries	55	—	100.0%	55	—	100.0%
Total	(1,553)	—	100.0%	(5,487)	(2,918)	88.0%
Consumer loans
Charge-offs	(7,766)	(6,970)	11.4%	(16,585)	(15,222)	9.0%
Recoveries	1,112	848	31.1%	2,180	1,573	38.6%
Total	(6,654)	(6,122)	8.7%	(14,405)	(13,649)	5.5%
Auto loans
Charge-offs	(14,420)	(14,870)	(3.0)%	(32,579)	(33,062)	(1.5)%
Recoveries	7,141	7,570	(5.7)%	15,300	15,244	0.4%
Total	$(7,279)	$(7,300)	(0.3)%	(17,279)	(17,818)	(3.0)%
PCD:
Mortgage loans
Charge-offs	$—	$(59)	(100.0)%	$(6)	$(59)	(89.8)%
Recoveries	78	91	(14.3)%	246	432	(43.1)%
Total	78	32	143.8%	240	373	(35.7)%
Commercial PR
Charge-offs	—	(31)	(100)%	—	(31)	(100.0)%
Recoveries	1,380	63	2090.5%	1,401	88	1492.0%
Total	1,380	32	4,212.5%	1,401	57	2,357.9%
Consumer loans
Charge-offs	—	(1)	(100.0)%	—	(1)	(100.0)%
Recoveries	13	11	18.2%	18	17	5.9%
Total	13	10	30.0%	18	16	12.5%
Auto loans
Charge-offs	—	(13)	(100.0)%	—	(14)	(100.0)%
Recoveries	11	28	(60.7)%	25	47	(46.8)%
Total	$11	$15	(26.7)%	25	33	(24.2)%

Total charge-offs	$(39,019)	$(22,228)	75.5%	(70,079)	(51,726)	35.5%
Total recoveries	10,228	9,444	8.3%	19,909	18,572	7.2%
Net credit losses	$(28,791)	$(12,784)	125.2%	$(50,170)	$(33,154)	51.3%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2026	2025	Variance %	2026	2025	Variance %
	(Dollars in thousands)
Net credit losses (recoveries) to average loans outstanding:
Mortgage loans	(0.10)%	(0.22)%	(54.5)%	(0.10)%	(0.18)%	(44.40)%
Commercial PR	2.01%	0.02%	9,950.0%	1.02%	0.01%	10100.0%
Commercial US	0.71%	—%	100.0%	1.27%	0.77%	64.9%
Consumer loans	3.78%	3.50%	8.0%	4.09%	3.92%	4.3%
Auto loans	1.11%	1.11%	—%	1.31%	1.37%	(4.40)%
Total	1.40%	0.64%	118.8%	1.22%	0.84%	45.2%
Recoveries to charge-offs	26.21%	42.49%	(38.3)%	28.41%	35.90%	(20.9)%
Average Loans Held-for-Investment
Mortgage loans	$1,313,065	$1,379,986	(4.8)%	$1,317,633	$1,392,404	(5.4)%
Commercial PR	2,726,998	2,463,009	10.7%	2,690,737	2,427,705	10.8%
Commercial US	876,561	786,637	11.4%	863,415	753,422	14.6%
Consumer loans	702,519	698,581	0.6%	703,688	696,086	1.1%
Auto loans	2,626,511	2,635,677	(0.3)%	2,631,290	2,605,202	1.0%
Total	$8,245,654	$7,963,890	3.5%	$8,206,763	$7,874,819	4.2%
Net charge-offs for the quarter ended June 30, 2026, amounted to $28.8 million (1.40% of average loans), increasing by $16.0 million when compared to $12.8 million (0.64% of average loans) in prior year quarter. Net charge-offs for the six-month period ended June 30, 2026, amounted to $50.2 million (1.22% of average loans), increasing by $17.0 million when compared to $33.2 million (0.84% of average loans) in prior year period.
Net charge-offs variances were as follows:
•Residential mortgage loans net recoveries in the second quarter of 2026 amounted to $343 thousand, decreasing by $423 thousand when compared to $766 thousand in prior year quarter. Residential mortgage loans net recoveries for the six-month period ended June 30, 2026, amounted to $632 thousand, decreasing by $638 thousand when compared to $1.3 million in prior year period.
•Commercial loans net charge-offs in the second quarter of 2026 amounted to $15.2 million, increasing by $15.1 million when compared to $153 thousand in prior year quarter. The charge-offs for the six-month period ended June 30, 2026, amounted to $19.2 million, increasing by $16.2 million when compared to $3.0 million in prior year period. The charge-offs for the quarter and six-month period ended June 30, 2026, included $15.6 million charge-offs recognized from the sale of two non-performing commercial loans during the period. Net charge-offs for the six-month period ended June 30, 2025, included a $2.9 million partial charge-off related to a previously reserved U.S. commercial loan.
•Consumer loans net charge-offs in the second quarter of 2026 amounted to $6.6 million, increasing by $529 thousand when compared to net charge-offs of $6.1 million in the prior year quarter. The charge-offs for the six-month period ended June 30, 2026, amounted to $14.4 million, increasing by $754 thousand when compared to net charge-offs of $13.6 million in prior year period.

•Auto loans net charge-offs for the second quarters of 2026 and 2025 remained stable at $7.3 million. The charge-offs for the six-month period ended June 30, 2026, amounted to $17.3 million, decreasing by $531 thousand when compared to net charge-offs of $17.8 million in prior year period.

TABLE 12 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$61,950	$124,300	(50.2)%
Accruing loans	5,140	5,481	(6.2)%
Total	$67,090	$129,781	(48.3)%
PCD	221	282	(21.6)%
Total non-performing loans	$67,311	$130,063	(48.2)%
Foreclosed real estate	1,675	2,490	(32.7)%
Other repossessed assets	4,195	3,457	21.3%
	$73,181	$136,010	(46.2)%
Non-performing assets to total assets	0.60%	1.09%	(45.0)%
Non-performing assets to total capital	5.20%	9.78%	(46.8)%
The decrease in non-performing assets and related percentages is mainly due to the sale of two non-performing commercial loans during the second quarter of 2026 with a reporting balance of $49.6 million.

TABLE 13 — NON-ACCRUAL LOANS

	June 30,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial loans	$32,474	$87,253	(62.8)%
Mortgage loans	11,098	11,919	(6.9)%
Consumer loans	3,798	4,378	(13.2)%
Auto loans	14,580	20,750	(29.7)%
Total	$61,950	$124,300	(50.2)%
PCD
Commercial loans	$—	$55	(100.0)%
Mortgage loans	221	227	(2.6)%
Total	$221	$282	(21.6)%
Total non-accrual loans	$62,171	$124,582	(50.1)%
Non-accruals loans composition percentages:
Commercial loans	52.2%	70.1%
Mortgage loans	18.2%	9.7%
Consumer loans	6.1%	3.5%
Auto loans	23.5%	16.7%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	0.75%	1.52%	(50.7)%
Allowance for credit losses to non-accrual loans	302.80%	162.42%	86.4%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$313	$450	$457	$723

The decrease in non-accrual loans and related percentages is mainly due to the sale of two non-performing commercial loans during the second quarter of 2026 with a reporting balance of $49.6 million.

TABLE 14 - NON-PERFORMING LOANS

	June 30,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial loans	$32,474	$87,253	(62.8)%
Mortgage loans	16,238	17,400	(6.7)%
Consumer loans	3,798	4,378	(13.2)%
Auto loans	14,580	20,750	(29.7)%
Total	$67,090	$129,781	(48.3)%
PCD
Commercial loans	$—	$55	(100.0)%
Mortgage loans	221	227	(2.6)%
Total	$221	$282	(21.6)%
Total non-performing loans	$67,311	$130,063	(48.2)%
Non-performing loans composition percentages:
Commercial loans	48.2%	67.1%
Mortgage loans	24.5%	13.6%
Consumer loans	5.6%	3.4%
Auto loans	21.7%	15.9%
	100.0%	100.0%
Non-performing loans to:
Total loans held-for-investment, gross	0.81%	1.59%	(49.1)%
Total assets	0.55%	1.04%	(47.1)%
Total capital	4.78%	9.36%	(48.9)%
Non-performing loans with partial charge-offs to:
Total loans held-for-investment, gross	0.17%	0.19%	(10.5)%
Non-performing loans	20.65%	11.95%	72.8%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	118.71%	109.85%	8.1%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	352.46%	176.69%	99.5%

The decrease in non-performing loans and related percentages is mainly due to the sale of two non-performing commercial loans during the second quarter of 2026 with an aggregate reporting balance of $49.6 million.

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,767,422	$2,626,768	5.4%
NOW accounts	2,119,913	3,173,142	(33.2)%
Savings accounts	2,358,053	2,259,973	4.3%
Time deposits	2,732,825	2,197,358	24.4%
Total deposits	9,978,213	10,257,241	(2.7)%
Accrued interest payable	4,915	5,511	(10.8)%
Total deposits and accrued interest payable	9,983,128	10,262,752	(2.7)%
Borrowings:
Securities sold under agreements to repurchase	100,085	100,714	(0.6)%
Advances from FHLB	456,530	456,581	—%
Other borrowings	—	9	(100.0)%
Total borrowings	556,615	557,304	(0.1)%
Total deposits and borrowings	10,539,743	10,820,056	(2.6)%
Other liabilities:
Acceptances executed and outstanding	19,418	22,442	(13.5)%
Operating lease liabilities	21,376	23,157	(7.7)%
Deferred tax liabilities, net	615	—	100.0%
Accrued expenses and other liabilities	166,148	209,997	(20.9)%
Total liabilities	$10,747,300	$11,075,652	(3.0)%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	27.7%	25.6%
NOW accounts	21.3%	31.0%
Savings accounts	23.6%	22.0%
Time deposits	27.4%	21.4%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	18.0%	18.1%
Advances from FHLB	82.0%	81.9%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$100,000	$100,000
Daily average outstanding balance	$163,356	$66,941
Maximum outstanding balance at any month-end	$300,000	$127,344

Liabilities and Funding Sources
As shown in Table 15 above, at June 30, 2026, OFG’s total liabilities were $10.747 billion, representing a 3.0% decrease from $11.076 billion at December 31, 2025. Deposits and borrowings, OFG’s primary funding sources, amounted to $10.540 billion at June 30, 2026, compared to $10.820 billion at December 31, 2025. Deposits, excluding accrued interest payable, decreased by $279.0 million or 2.7%, driven primarily by a decline in demand deposits of $912.6 million, partially offset by the growth of $535.5 million in time deposits and $98.1 million in savings and money market accounts.
At June 30, 2026, and December 31, 2025, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.301 billion and $1.676 billion, respectively, of which $500 million moved to our wealth management business as an advisory account in January 2026. Public funds were collateralized with securities and commercial loans amounting to $1.302 billion and $1.691 billion at June 30, 2026, and December 31, 2025, respectively.
As of June 30, 2026, borrowings amounted to $556.6 million, consisting of short-term FHLB advances and repurchase agreements. This balance decreased by $689 thousand or 0.1% compared to December 31, 2025.
Stockholders’ Equity
At June 30, 2026, OFG’s total stockholders’ equity was $1.407 billion, representing a 1.2% increase from $1.390 billion at December 31, 2025. The increase primarily reflected a $72.3 million increase in retained earnings, mainly due to net income of $112.7 million, partially offset by dividends declared on common stock of $29.5 million and transfers to legal surplus of $10.9 million. These variances were partially offset by a $43.0 million increase in treasury stock resulting from repurchases of common stock under the approved stock repurchase programs totaling $44.5 million during the six-months ended June 30, 2026, as well as a $22.0 million increase in accumulated other comprehensive loss, net of tax, from unfavorable market value adjustments in available-for-sale investment securities.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG and the Bank are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2026, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
The risk-based capital ratios presented in Table 16 include CET1, tier 1 capital, total capital and leverage capital as of June 30, 2026, and December 31, 2025, and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets. The following are OFG’s consolidated capital, dividends, and stock data, including capital ratios under the Basel III capital rules at June 30, 2026, and December 31, 2025:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	June 30,	December 31,	Variance
	2026	2025	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,407,272	$1,390,005	1.2%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.07%	13.97%	0.7%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	—%
Actual common equity tier 1 capital	$1,359,866	1,318,633	3.1%
Minimum common equity tier 1 capital required	$435,008	424,620	2.4%
Minimum capital conservation buffer required (2.5%)	$241,671	235,900	2.4%
Excess over regulatory requirement	$683,187	658,113	3.8%
Risk-weighted assets	$9,666,852	9,436,010	2.4%
Tier 1 risk-based capital ratio	14.07%	13.97%	0.7%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	—%
Actual tier 1 risk-based capital	$1,359,866	$1,318,633	3.1%
Minimum tier 1 risk-based capital required	$580,011	$566,161	2.4%
Minimum capital conservation buffer required (2.5%)	$241,671	235,900	2.4%
Excess over regulatory requirement	$538,184	$516,572	4.2%
Risk-weighted assets	$9,666,852	$9,436,010	2.4%
Total risk-based capital ratio	15.33%	15.24%	0.6%
Minimum total risk-based capital ratio required	8.00%	8.00%	—%
Actual total risk-based capital	$1,481,504	$1,437,596	3.1%
Minimum total risk-based capital required	$773,348	$754,881	2.4%
Minimum capital conservation buffer required (2.5%)	$241,671	235,900	2.4%
Excess over regulatory requirement	$466,485	$446,815	4.4%
Risk-weighted assets	$9,666,852	$9,436,010	2.4%
Leverage capital ratio	11.23%	10.71%	4.9%
Minimum leverage capital ratio required	4.00%	4.00%	—%
Actual tier 1 capital	$1,359,866	$1,318,633	3.1%
Minimum tier 1 capital required	$484,365	$492,568	(1.7)%
Excess over regulatory requirement	$875,501	$826,065	6.0%
Tangible common equity to total assets	10.82%	10.40%	4.0%
Tangible common equity to risk-weighted assets	13.60%	13.73%	(0.9)%
Total equity to total assets	11.58%	11.15%	3.9%
Total equity to risk-weighted assets	14.56%	14.73%	(1.2)%
Stock data:
Outstanding common shares	42,265,184	43,257,167	(2.3)%
Book value per common share	$33.30	$32.13	3.6%
Tangible book value per common share	$31.12	$29.96	3.9%
Market price at end of period	$49.07	$40.98	19.7%
Market capitalization at end of period	$2,073,953	$1,772,679	17.0%

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	June 30,	December 31,	Variance
	2026	2025	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,359,866	$1,318,633	3.1%
Tier 1 capital	1,359,866	1,318,633	3.1%
Additional Tier 2 capital	121,638	118,963	2.2%
Total risk-based capital	$1,481,504	$1,437,596	3.1%
Risk-weighted assets:
Balance sheet items	$8,916,587	$8,798,325	1.3%
Off-balance sheet items	750,265	637,685	17.7%
Total risk-weighted assets	$9,666,852	$9,436,010	2.4%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	14.07%	13.97%	0.7%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.07%	13.97%	0.7%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.33%	15.24%	0.6%
Leverage ratio (minimum required - 4%)	11.23%	10.71%	4.9%
From December 31, 2025 to June 30, 2026, the leverage capital ratio increased from 10.71% to 11.23%, the tier 1 risk-based and common equity tier 1 capital ratios increased from 13.97% to 14.07%, and the total risk-based capital ratio increased from 15.24% to 15.33%. The increases in regulatory capital ratios reflected a $43.9 million increase in regulatory capital, partially offset by an increase in risk-weighted assets of $230.8 million. Regulatory capital increased mainly due to net income, partially offset by dividends and treasury stock repurchases. Risk-weighted assets increased mainly from higher loan balances from originations, and an increase in deferred tax assets, primarily related to an investment in OBPEF, our private equity fund, during the period.

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2026, and December 31, 2025:

	June 30,	December 31,	Variance
	2026	2025	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.22%	13.44%	(1.6)%
Actual common equity tier 1 capital	$1,269,911	$1,260,530	0.7%
Minimum capital requirement (4.5%)	$432,259	$422,175	2.4%
Minimum capital conservation buffer requirement (2.5%)	$240,144	$234,542	2.4%
Minimum to be well capitalized (6.5%)	$624,374	$609,808	2.4%
Tier 1 Capital to Risk-Weighted Assets	13.22%	13.44%	(1.6)%
Actual tier 1 risk-based capital	$1,269,911	$1,260,530	0.7%
Minimum capital requirement (6%)	$576,345	$562,900	2.4%
Minimum capital conservation buffer requirement (2.5%)	$240,144	$234,542	2.4%
Minimum to be well capitalized (8%)	$768,460	$750,533	2.4%
Total Capital to Risk-Weighted Assets	14.48%	14.70%	(1.5)%
Actual total risk-based capital	$1,390,795	$1,378,822	0.9%
Minimum capital requirement (8%)	$768,460	$750,533	2.4%
Minimum capital conservation buffer requirement (2.5%)	$240,144	$234,542	2.4%
Minimum to be well capitalized (10%)	$960,575	$938,167	2.4%
Total Tier 1 Capital to Average Total Assets	10.57%	10.31%	2.5%
Actual tier 1 capital	$1,269,911	$1,260,530	0.7%
Minimum capital requirement (4%)	$480,373	$489,159	(1.8)%
Minimum to be well capitalized (5%)	$600,466	$611,449	(1.8)%
Non-GAAP financial measures
OFG reports certain financial measures that are not in accordance with GAAP. These non-GAAP financial measures are provided as supplemental information to the financial measures in this report that are calculated and presented in accordance with GAAP.
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. To mitigate these limitations, OFG has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. Below is a reconciliation of non-GAAP financial measures:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net interest income	$157,299	$151,928	$311,112	$300,999
Total banking and financial service revenues	32,984	30,247	64,972	59,459
Core revenues (non-GAAP)	$190,283	$182,175	$376,084	$360,458
Other non-interest income	39	184	218	489
Non-interest expense	102,832	94,802	197,535	188,254
Pre-provision net revenues (non-GAAP)	$87,490	$87,557	$178,767	$172,693

TABLE 17 — RECONCILIATION OF TANGIBLE COMMON EQUITY AND TANGIBLE ASSETS
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(In thousands, except share or per share information)
Total stockholders’ equity	$1,407,272	$1,390,005
Goodwill	(84,241)	(84,241)
Other intangible assets	(7,883)	(9,855)
Total tangible common equity (non-GAAP)	$1,315,148	$1,295,909
Total assets	$12,154,572	12,465,657
Goodwill	(84,241)	(84,241)
Core deposit intangible	(6,037)	(7,547)
Customer relationship intangible	(1,846)	(2,308)
Total tangible assets (non-GAAP)	$12,062,448	$12,371,561
Tangible common equity to tangible assets (non-GAAP)	10.90%	10.47%
Common shares outstanding at end of period	42,265,184	43,257,167
Tangible book value per common share (non-GAAP)	$31.12	$29.96

Average stockholders’ equity	$1,405,027	$1,341,568
Average intangible assets	(92,963)	(96,362)
Average tangible common equity (non-GAAP)	$1,312,064	$1,245,206
Average return on tangible common equity (non-GAAP)	17.18%	16.47%
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
Tangible common equity to tangible total assets increased from 10.47% to 10.90%, reflecting a decrease in total assets, mainly related to the decrease in cash from the $500 million Puerto Rico government deposit moved to our wealth management business as an advisory account.

Common Stock
OFG’s common stock is traded on the NYSE under the symbol “OFG”. At June 30, 2026, and December 31, 2025, OFG’s market capitalization for its outstanding common stock was $2.074 billion ($49.07 per share) and $1.773 billion ($40.98 per share), respectively. The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2026
June 30, 2026	$49.31	$41.09	$0.35
March 31, 2026	$42.66	$37.15	$0.35
2025
December 31, 2025	$43.38	$38.21	$0.30
September 30, 2025	$45.47	$41.72	$0.30
June 30, 2025	$43.28	$34.78	$0.30
March 31, 2025	$44.74	$38.85	$0.30
2024
December 31, 2024	$46.72	$38.97	$0.25
September 30, 2024	$46.84	$36.77	$0.25
June 30, 2024	$38.16	$33.37	$0.25
March 31, 2024	$38.51	$34.78	$0.25
In January 2026, the Board approved a $200.0 million stock repurchase program in addition to the $100.0 million stock repurchase program approved in April 2025. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
OFG did not repurchase any shares of common stock during the six-month periods ended June 30, 2026 and 2025, other than through its publicly announced stock repurchase programs.
At June 30, 2026, the estimated remaining number of shares that may be purchased under the repurchase programs is 3,945,538 and was calculated by dividing the remaining balance of $193.6 million by $49.07 (closing price of OFG’s common stock June 30, 2026).

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

OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. The following table presents the results of the simulations for the most likely scenarios at June 30, 2026. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$9,019	1.47%	$3,659	0.60%
+ 100 Basis points	$18,166	2.96%	$7,373	1.20%
+ 200 Basis points	$38,303	6.25%	$15,418	2.52%
- 50 Basis points	$(8,337)	(1.36)%	$(3,405)	(0.56)%
'- 100 Basis points	$(16,110)	(2.63)%	$(6,390)	(1.04)%
'- 200 Basis points	$(32,758)	(5.34)%	$(13,479)	(2.20)%

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
Credit Risk
Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for OFG is its lending activities. In Puerto Rico, OFG’s principal market, we believe that recent macroeconomic conditions continue to be generally positive. However, as demonstrated by hurricanes and earthquakes in the past, Puerto Rico is susceptible to natural disasters, which can have a disproportionate impact because of the logistical difficulties of bringing relief to an island far from the United States mainland. The effects of climate change may further increase the risk of natural disasters in the future and the correlative risk that the physical impact of such events could adversely affect our customers, operations, and business. Moreover, the Puerto Rico government’s fiscal challenges and Puerto Rico’s unique relationship with the United States, coupled with recent changes in U.S. trade policy and any significant reduction in federal spending, also affect the local economy and complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing OFG’s loans may suffer significant damages.
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
OFG may also encounter risk of default in relation to its securities portfolio. The securities held by OFG are mostly mortgage-backed securities. Thus, these instruments are guaranteed by mortgages, a U.S. government-sponsored enterprise, or the full faith and credit of the U.S. government.
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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held-for-investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held-for-investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an isolated inflow of liquidity. Subsequently, in January 2026, $500 million was moved to our wealth management business as an advisory account resulting in a total of $1.301 billion and $1.676 billion deposits from the Puerto Rico government and its instrumentalities as of June 30, 2026 and December 31, 2025, respectively. OFG’s customer deposit base, excluding public funds, has consistently increased. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources, such as repurchase agreements and brokered deposits. At June 30, 2026, OFG had $238.9 million brokered deposits and $100.0 million repurchase agreements. At December 31, 2025, OFG had $340.0 million brokered deposits and $100.0 million repurchase agreements.
In the ordinary course of OFG’s operations, it has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations, as they come due, through the maintenance of adequate cash levels.
Commitments to extend credit are agreements to lend to customers provided that there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rates and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.619 billion at June 30, 2026 ($210.9 million with maturity of one year or less and $1.408 billion with maturity over one year) compared to $1.377 billion at December 31, 2025 ($183.0 million with maturity of one year or less and $1.194 billion with maturity over one year) as a result of commercial lines of credit originations and repayments. Standby letters of credit provided to customers amounted to $25.9 million and $26.1 million, respectively, at June 30, 2026 and December 31, 2025. Loans sold with recourse at June 30, 2026, and December 31, 2025, amounted to $79.4 million and $83.0 million, respectively.
In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. The amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government-sponsored enterprise (FNMA). At June 30, 2026, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $5.0 million (December 31, 2025 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds.

At June 30, 2026 and December 31, 2025, OFG maintained other non-credit commitments amounting to $19.2 million and $17.8 million, respectively, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are integrated as part of our long-term financial plan and we are required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At June 30, 2026 and December 31, 2025, OFG had commitments for capital expenditures in technology amounting to $1.9 million and $1.6 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
OFG expects to maintain adequate cash levels through continued deposit gathering activities, profitability, and loan and securities repayment and maturity activity. Our liquidity risk management practices have allowed us to effectively manage the market volatility in the past, as with the Covid-19 pandemic and the disruption in the banking industry caused by certain high-profile bank failures in 2023. Liquidity has grown from the federal stimulus programs Puerto Rico has received following Hurricane Maria in 2017, the January 2020 earthquakes, the Covid-19 pandemic, and Hurricane Fiona in 2022. However, liquidity can be further affected by several factors such as counterparty willingness or ability to extend credit, regulatory actions and customer preferences, some of which are beyond our control. Given the current climate of economic uncertainty resulting from inflation, geopolitical events, and new U.S. mainland economic and trading policies, we continuously monitor our liquidity position, specifically cash on hand, with the goal to ensure that we meet customer demands.
In addition, as OFG is a holding company, separate from the Bank, OFG’s primary sources of liquidity are dividends received from the Bank and borrowings from outside sources. Banking regulations may limit the dividends that may be paid by the Bank. Management believes that these limitations will not impact OFG’s ability to meet its ongoing short-term cash obligations.
Although OFG expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption or if negative developments occur with respect to OFG, the availability and cost of OFG’s funding sources could be adversely affected. In that event, OFG’s cost of funds may increase, thereby reducing its net interest income, or OFG may need to dispose of a portion of its investment portfolio, which depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon any such dispositions. OFG’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global or US securities markets or other reductions in liquidity driven by OFG or market-related events. In the event that such sources of funds are reduced or eliminated and OFG is unable to replace these on a cost-effective basis, OFG may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.
As of June 30, 2026, OFG had approximately $745.7 million in unrestricted cash and cash equivalents, $1.295 billion in investment securities that are not pledged as collateral, $409.4 million in borrowing capacity at the FHLB and a secured line of credit through the FRB discount window with $2.930 billion in pledged loans (borrowing capacity of $2.140 billion).
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
OFG classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. The lines of business are responsible for identifying, owning, managing and monitoring the operational risks and controls associated with their business activities and product or service offerings to within acceptable levels. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, OFG has specialized groups, such as Information Security, Enterprise Risk Management, Legal and Corporate Compliance, Information Technology, and Operations. These groups assist our lines of business in the development and implementation of risk management practices specific to the needs of our business groups. They review and challenge lines of business adherence to the framework to help ensure proper controls are in place and appropriate risk mitigation plans are established as necessary. All these matters are reviewed and discussed by the executive Risk and Compliance Team and the executive Consumer Compliance Team. OFG also has a Business Continuity Plan to address situations where its capacity to perform critical functions is affected. Under such circumstances, a Crisis Management Team is activated to restore such critical functions within established timeframes.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
OFG’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of OFG’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of OFG’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, OFG’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by OFG in the reports that it files or submits under the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within OFG to disclose material information otherwise required to be set forth in OFG’s periodic reports.
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, OFG’s internal control over financial reporting.
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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: August 6, 2026
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: August 6, 2026
Maritza Arizmendi Díaz Chief Financial Officer