Form 10-Q
period 2026-09-30
OFG BANCORP
filed 2026-11-05
CIK 1030469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
41,860,206 common shares ($1.00 par value per share) outstanding as of October 31, 2026

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

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

	September 30,	December 31,
	2026	2025
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$560,485	$1,036,074
Money market investments	6,288	4,261
Total cash and cash equivalents	566,773	1,040,335
Investments:
Trading securities, at fair value, with amortized cost of $163 (December 31, 2025 - $163)	22	23
Investment securities available-for-sale, at fair value, with amortized cost of $2,566,254 (December 31, 2025 - $2,529,325); no allowance for credit losses	2,400,058	2,510,882
Investment securities held-to-maturity, at amortized cost, with fair value of $197,670 (December 31, 2025 - $225,065); no allowance for credit losses	252,328	269,498
Equity securities	64,727	62,738
Total investments	2,717,135	2,843,141
Loans:
Loans held-for-sale, at lower of cost or fair value	10,286	15,545
Loans held-for-investment, net of allowance for credit losses of $191,829 (December 31, 2025 - $202,341)	8,256,570	7,998,701
Total loans	8,266,856	8,014,246
Other assets:
Foreclosed real estate	1,615	2,490
Accrued interest receivable	69,143	71,110
Deferred tax assets, net	127,364	104,359
Premises and equipment, net	96,538	93,554
Customers’ liability on acceptances	23,734	22,442
Servicing assets	68,542	66,333
Goodwill	84,241	84,241
Other intangible assets	6,898	9,854
Operating lease right-of-use assets	22,815	21,261
Other assets	92,825	92,291
Total assets	$12,144,479	$12,465,657
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (CONTINUED)

	September 30,	December 31,
	2026	2025
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,751,226	$5,799,985
Savings accounts	2,276,934	2,259,980
Time deposits	2,960,759	2,202,787
Total deposits	9,988,919	10,262,752
Borrowings:
Securities sold under agreements to repurchase	200,673	100,714
Advances from the FHLB	401,358	456,581
Other borrowings	3	9
Total borrowings	602,034	557,304
Other liabilities:
Acceptances executed and outstanding	23,734	22,442
Operating lease liabilities	24,505	23,157
Deferred tax liabilities, net	755	—
Accrued expenses and other liabilities	167,656	209,997
Total liabilities	10,807,603	11,075,652
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 42,004,638 shares outstanding (December 31, 2025 - 59,885,234 shares issued; 43,257,167 shares outstanding)	59,885	59,885
Additional paid-in capital	643,653	642,973
Legal surplus	204,892	188,490
Retained earnings	1,013,210	904,630
Treasury stock, at cost, 17,880,596 shares (December 31, 2025 - 16,628,067 shares)	(445,597)	(389,067)
Accumulated other comprehensive loss, net of tax of $27,029 (December 31, 2025 - $1,537)	(139,167)	(16,906)
Total stockholders’ equity	1,336,876	1,390,005
Total liabilities and stockholders’ equity	$12,144,479	$12,465,657
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Interest income:
Loans	$160,406	$161,334	$481,375	$471,729
Mortgage-backed securities	28,967	29,244	86,684	85,923
Investment securities and other	6,371	9,567	18,961	26,062
Total interest income	195,744	200,145	587,020	583,714
Interest expense:
Deposits	36,340	39,742	104,332	113,913
Securities sold under agreements to repurchase	1,225	986	4,154	1,816
Advances from FHLB and other borrowings	4,609	4,693	13,852	12,262
Total interest expense	42,174	45,421	122,338	127,991
Net interest income	153,570	154,724	464,682	455,723
Provision for credit losses	18,140	28,258	53,629	75,624
Net interest income after provision for credit losses	135,430	126,466	411,053	380,099
Non-interest income:
Banking service revenue	17,674	15,930	52,015	47,893
Wealth management revenue	9,367	9,014	28,007	26,387
Mortgage banking activities	5,137	4,312	17,128	14,434
Total banking and financial service revenues	32,178	29,256	97,150	88,714
Other non-interest income	466	2,197	684	2,686
Total non-interest income	32,644	31,453	97,834	91,400
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025 (CONTINUED)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	40,511	39,836	123,034	119,333
Occupancy, equipment and infrastructure costs	14,760	14,994	42,451	44,443
Electronic banking charges	12,502	12,657	33,336	34,602
Information technology expenses	5,823	6,805	19,537	19,771
Professional and service fees	4,344	5,336	15,397	15,267
Taxes, other than payroll and income taxes	4,267	4,153	12,558	11,622
Insurance	2,738	2,721	8,412	8,511
Advertising, business promotion, and strategic initiatives	3,277	2,875	9,480	8,036
Loan servicing and clearing expenses	2,505	2,288	7,566	6,694
Communication	1,035	1,080	3,234	3,421
Printing, postage, stationery and supplies	930	1,022	3,349	3,151
Director and investor relations	298	296	1,007	1,013
Foreclosed real estate and other repossessed assets expenses (income), net	96	(521)	(494)	817
Operational losses and related loss provisions	426	292	6,973	671
Other	2,753	2,714	7,960	7,450
Total non-interest expense	96,265	96,548	293,800	284,802
Income before income taxes	71,809	61,371	215,087	186,697
Income tax expense	15,198	9,533	45,762	37,487
Net income available to common shareholders	$56,611	$51,838	$169,325	$149,210
Earnings per common share:
Basic	$1.34	$1.17	$3.99	$3.33
Diluted	$1.33	$1.16	$3.97	$3.31
Average common shares outstanding and equivalents	42,444	44,658	42,620	45,056
Cash dividends per share of common stock	$0.35	$0.30	$1.05	$0.90
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$56,611	$51,838	$169,325	$149,210
Other comprehensive (loss) income:
Unrealized (loss) gain on securities available-for-sale	(121,211)	25,979	(147,753)	75,110
Income tax effect	20,990	(4,498)	25,492	(12,572)
Other comprehensive (loss) income after taxes	(100,221)	21,481	(122,261)	62,538
Comprehensive (loss) income	$(43,610)	$73,319	$47,064	$211,748
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Common stock:
Balance at the beginning and end of period	$59,885	$59,885	$59,885	$59,885
Additional paid-in capital:
Balance at beginning of period	642,019	639,901	642,973	639,786
Stock-based compensation expense	1,647	1,462	4,643	4,612
Lapsed restricted stock units	(13)	(13)	(3,963)	(3,048)
Balance at end of period	643,653	641,350	643,653	641,350
Legal surplus:
Balance at beginning of period	199,429	178,834	188,490	169,537
Transfer from retained earnings	5,463	4,780	16,402	14,077
Balance at end of period	204,892	183,614	204,892	183,614
Retained earnings:
Balance at beginning of period	976,946	833,187	904,630	771,993
Net income	56,611	51,838	169,325	149,210
Cash dividends declared on common stock[1]	(14,884)	(13,419)	(44,343)	(40,300)
Transfer to legal surplus	(5,463)	(4,780)	(16,402)	(14,077)
Balance at end of period	1,013,210	866,826	1,013,210	866,826
Treasury stock:
Balance at beginning of period	(432,061)	(328,572)	(389,067)	(296,991)
Stock repurchased	(13,543)	(20,398)	(58,016)	(51,486)
Lapsed restricted stock units and options, net of employee awards repurchased	7	13	1,486	(480)
Balance at end of period	(445,597)	(348,957)	(445,597)	(348,957)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(38,946)	(48,782)	(16,906)	(89,839)
Other comprehensive (loss) gain, net of tax	(100,221)	21,481	(122,261)	62,538
Balance at end of period	(139,167)	(27,301)	(139,167)	(27,301)
Total stockholders’ equity	$1,336,876	$1,375,417	$1,336,876	$1,375,417
[1] Dividends declared per common share during the quarter ended September 30, 2026 - $0.35 (September 30, 2025 - $0.30). Dividends declared per common share during the nine-month period ended September 30, 2026 - $1.05 (September 30, 2025 - $0.90).
See notes to unaudited consolidated financial statements.

OFG BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025

	Nine-Month Period Ended September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$169,325	$149,210
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination (fees), net of costs, and accretion of fair value discounts on loans	(274)	904
Accretion of investment securities discounts, net of amortization of premiums	(1,051)	(536)
Amortization of other intangible assets	2,956	3,696
Net change in operating leases	(206)	(204)
Depreciation and amortization of premises and equipment	13,882	15,448
Deferred income tax expense (benefit), net	3,242	(4,212)
Provision for credit losses	53,629	75,624
Stock-based compensation	4,643	4,612
(Gain) loss on:
Sale of loans	780	(1,546)
Foreclosed real estate and other repossessed assets	(1,820)	(1,826)
Sale of other assets	5	—
Originations and purchases of loans held-for-sale	(70,316)	(97,063)
Proceeds from sale of loans held-for-sale	67,633	34,054
Net decrease (increase) in:
Accrued interest receivable	1,953	112
Servicing assets	(2,209)	2,998
Other assets	1,547	(68,691)
Net (decrease) increase in:
Accrued interest on deposits and borrowings	(730)	2,237
Accrued expenses and other liabilities	(28,168)	43,688
Net cash provided by operating activities	214,821	158,505

See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025 (CONTINUED)

	Nine-Month Period Ended September 30,
	2026	2025
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(267,407)	(352,634)
FHLB stock	(14,175)	(30,367)
Equity securities	(4,535)	(3,869)
Maturities and redemptions of:
Investment securities available-for-sale	296,634	262,070
Investment securities held-to-maturity	16,807	16,634
FHLB stock	16,721	27,226
Proceeds from sales of:
Foreclosed real estate and other repossessed assets, including write-offs	37,690	40,225
Premises and equipment	17	—
Origination and purchase of loans, excluding loans held-for-sale	(2,796,522)	(2,546,785)
Principal repayment of loans	2,393,210	2,133,731
Additions to premises and equipment	(17,744)	(12,485)
Net cash used in investing activities	$(339,304)	$(466,254)
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	(291,151)	395,492
Securities sold under agreements to repurchase	100,400	25,000
FHLB advances and other borrowings	(55,006)	130,000
Exercise of stock options and restricted units lapsed, net of employee awards repurchased	(2,477)	(3,528)
Purchase of treasury stock	(58,016)	(51,486)
Dividends paid on common stock	(42,829)	(38,517)
Net cash (used in) provided by financing activities	$(349,079)	$456,961
Net change in cash and cash equivalents	(473,562)	149,212
Cash and cash equivalents at beginning of period	1,040,335	591,137
Cash and cash equivalents at end of period	$566,773	$740,349
See notes to unaudited consolidated financial statements.

OFG BANCORP UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025 (CONTINUED)

	Nine-Month Period Ended September 30,
	2026	2025
	(In thousands)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Statements of Financial Condition:
Cash and due from banks	$560,485	$737,084
Money market investments	6,288	3,265
Total cash and cash equivalents at end of period	$566,773	$740,349

Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$120,804	$122,924
Income taxes paid	$96,375	$76,354
Operating lease liabilities paid	$7,319	$6,950
Mortgage loans held-for-sale securitized into mortgage-backed securities	$64,742	$62,146
Transfer from loans to foreclosed real estate and other repossessed assets	$36,433	$36,275
Reclassification of commercial loans held-for-investment to held-for-sale portfolio	$62,870	$1,983
Reclassification of mortgage loans held-for-sale portfolio to held-for-investment portfolio	$4,551	$5,320
Financed sales of foreclosed real estate	$214	$448
Delinquent loans booked under the GNMA buy-back option	$58,692	$46,716
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
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of OFG on a consolidated basis, and all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in OFG’s annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). Operating results for the nine-month period ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. OFG evaluated subsequent events through the filing date of this report with the SEC and has recorded or disclosed those material events or transactions as described within the accompanying consolidated financial statements and notes. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for credit losses.
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

NOTE 2 – CASH RESTRICTIONS
OFG had no restricted cash as of September 30, 2026, and December 31, 2025. The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits, excluding government deposits that are secured with pledged collateral. The amount of those minimum average reserve balances for the week that covered September 30, 2026, was $503.4 million (December 31, 2025 - $481.5 million). At September 30, 2026, and December 31, 2025, the Bank complied with this requirement. Cash and due from banks, as well as mortgage-backed securities, are used to cover the required average reserve balances.
NOTE 3 – INVESTMENT SECURITIES
Money Market Investments
At September 30, 2026, and December 31, 2025, money market instruments included as part of cash and cash equivalents amounted to $6.3 million and $4.3 million, respectively.
Investment Securities
The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of the securities owned by OFG at September 30, 2026, and December 31, 2025, were as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$2,012,252	$187	$111,926	$1,900,513	4.67%
GNMA certificates
Due from 5 to 10 years	919	—	19	900	1.86%
Due after 10 years	549,322	1,117	55,546	494,893	3.91%
Total GNMA certificates	550,241	1,117	55,565	495,793	3.91%
CMOs issued by US government-sponsored enterprises
Due after 10 years	1,134	—	6	1,128	3.65%
Total mortgage-backed securities	2,563,627	1,304	167,497	2,397,434	4.50%
Investment securities
US Treasury securities
Due less than 1 year	2,127	—	3	2,124	3.77%
Other debt securities
Due from 1 to 5 years	500	—	—	500	2.35%
Total investment securities	2,627	—	3	2,624	3.50%
Total securities available-for-sale	$2,566,254	$1,304	$167,500	$2,400,058	4.50%

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates
Due after 10 years	$252,328	$—	$54,658	$197,670	1.73%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
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
As of September 30, 2026, and December 31, 2025, the amortized cost of investment securities excludes accrued interest receivable, included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 9 – Accrued Interest Receivable and Other Assets for more information.
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
At September 30, 2026, and December 31, 2025, most securities held by OFG are issued by U.S. government entities and government-sponsored enterprises that have a zero-credit loss assumption and, therefore, have no ACL.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Investment securities as of September 30, 2026, include $1.439 billion pledged to secure government deposits, regulatory collateral, and borrowings, of which $1.223 billion serve as collateral for public funds. Investment securities as of December 31, 2025, include $1.724 billion pledged to secure government deposits, regulatory collateral, and borrowings, of which $1.614 billion serve as collateral for public funds. For regulatory collateral, the secured parties are not permitted to sell or repledge the collateral.
The Bank’s IBEs, OIB and Oriental Overseas, each held short-term US Treasury securities in the amount of $1.0 million and $775 thousand at September 30, 2026, and December 31, 2025, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico.
During the nine-month periods ended September 30, 2026 and 2025, OFG retained securitized Government National Mortgage Association (“GNMA”) pools totaling $66.6 million and $64.0 million, respectively, at a yield of 4.59% and 4.84%, respectively, from its own originations.
There were no sales of investment securities during the nine-month periods ended September 30, 2026 and 2025.
The following table shows OFG’s gross unrealized losses and fair value of investment securities available-for-sale at September 30, 2026, and December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$1,507,805	$63,279	$368,120	$48,647	$1,875,925	$111,926
GNMA certificates	273,829	13,205	173,839	42,360	447,668	55,565
US Treasury Securities	2,124	3	—	—	2,124	3
CMOs issued by US government-sponsored enterprises	—	—	1,128	6	1,128	6
	$1,783,758	$76,487	$543,087	$91,013	$2,326,845	$167,500

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$38,360	$100	$522,510	$31,881	$560,870	$31,981
GNMA certificates	5,853	38	221,674	30,714	227,527	30,752
CMOs issued by US government-sponsored enterprises	—	—	2,579	26	2,579	26
	$44,213	$138	$746,763	$62,621	$790,976	$62,759

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
The composition of the amortized cost basis of OFG’s loan portfolio at September 30, 2026, and December 31, 2025, segregated between non-purchased credit deteriorated (“non-PCD”) loans and purchased credit deteriorated (“PCD”) loans, was as follows:

	September 30, 2026			December 31, 2025
	Non-PCD	PCD	Total	Non-PCD	PCD	Total
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,320,360	$58,856	$1,379,216	$1,241,646	$64,654	$1,306,300
Other commercial and industrial	1,539,445	8,175	1,547,620	1,344,659	9,235	1,353,894
	2,859,805	67,031	2,926,836	2,586,305	73,889	2,660,194
Commercial US	862,850	—	862,850	829,975	—	829,975
Total commercial loans	3,722,655	67,031	3,789,686	3,416,280	73,889	3,490,169
Mortgage loans	670,563	689,095	1,359,658	639,055	751,291	1,390,346
Consumer loans:
Personal loans	656,355	—	656,355	638,985	—	638,985
Credit lines	8,455	263	8,718	9,327	302	9,629
Credit cards	31,659	—	31,659	34,300	—	34,300
Overdraft	490	—	490	634	—	634
	696,959	263	697,222	683,246	302	683,548
Auto loans	2,601,770	63	2,601,833	2,636,890	89	2,636,979
	7,691,947	756,452	8,448,399	7,375,471	825,571	8,201,042
Allowance for credit losses	(187,165)	(4,664)	(191,829)	(198,239)	(4,102)	(202,341)
Total loans held-for-investment, net	7,504,782	751,788	8,256,570	7,177,232	821,469	7,998,701
Mortgage loans held-for-sale	10,286	—	10,286	12,483	—	12,483
Other loans held-for-sale	—	—	—	3,062	—	3,062
Total loans held-for-sale	10,286	—	10,286	15,545	—	15,545
Total loans, net	$7,515,068	$751,788	$8,266,856	$7,192,777	$821,469	$8,014,246
At December 31, 2025, OFG had $3.1 million in commercial loans held-for-sale which were sold during the nine-month period ended September 30, 2026, recognizing a $28 thousand loss included in other non-interest income in the consolidated statements of operations. At September 30, 2026, OFG had no commercial loans held-for-sale. There were no sales of commercial loans held-for-sale during the nine-month period ended September 30, 2025.

Additionally, during the nine-month period ended September 30, 2026, OFG sold two previously reserved non-performing commercial loans held-for-investment with an aggregate reporting balance of $49.6 million and recognized $15.6 million in related charge-offs.
At September 30, 2026, and December 31, 2025, OFG had carrying balances of $87.2 million and $77.3 million, respectively, in loans held-for-investment granted to the Puerto Rico government or its instrumentalities as part of the commercial loan segment. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and are in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tables below present the aging of the amortized cost of loans held-for-investment at September 30, 2026, and December 31, 2025, by class of loans. Mortgage loans past due include $58.7 million and $56.5 million of delinquent loans in the GNMA buy-back option program at September 30, 2026, and December 31, 2025, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$1,156	$151	$2,169	$3,476	$1,316,884	$1,320,360	$—
Other commercial and industrial	1,246	1,125	2,795	5,166	1,534,279	1,539,445	—
	2,402	1,276	4,964	8,642	2,851,163	2,859,805	—
Commercial US	—	—	1,642	1,642	861,208	862,850	—
Total commercial loans	2,402	1,276	6,606	10,284	3,712,371	3,722,655	—
Mortgage loans	3,073	7,151	69,329	79,553	591,010	670,563	2,751
Consumer loans:
Personal loans	9,485	4,595	2,938	17,018	639,337	656,355	—
Credit lines	104	34	187	325	8,130	8,455	—
Credit cards	450	220	567	1,237	30,422	31,659	—
Overdraft	81	—	—	81	409	490	—
	10,120	4,849	3,692	18,661	678,298	696,959	—
Auto loans	131,244	43,943	16,805	191,992	2,409,778	2,601,770	—
Total loans	$146,839	$57,219	$96,432	$300,490	$7,391,457	$7,691,947	$2,751

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Commercial PR:
Commercial secured by real estate	$486	$53	$2,780	$3,319	$1,238,327	$1,241,646	$—
Other commercial and industrial	1,203	262	941	2,406	1,342,253	1,344,659	—
	1,689	315	3,721	5,725	2,580,580	2,586,305	—
Commercial US	—	—	5,809	5,809	824,166	829,975	—
Total commercial loans	1,689	315	9,530	11,534	3,404,746	3,416,280	—
Mortgage loans	4,885	5,824	68,029	78,738	560,317	639,055	3,187
Consumer loans:
Personal loans	8,415	5,371	3,402	17,188	621,797	638,985	—
Credit lines	122	296	80	498	8,829	9,327	—
Credit cards	650	345	696	1,691	32,609	34,300	—
Overdraft	142	—	—	142	492	634	—
	9,329	6,012	4,178	19,519	663,727	683,246	—
Auto loans	128,451	49,649	20,679	198,779	2,438,111	2,636,890	—
Total loans	$144,354	$61,800	$102,416	$308,570	$7,066,901	$7,375,471	$3,187
As of December 31, 2025, total past due loans exclude $563 thousand of past due commercial loans held-for-sale. There were no past due commercial loans held-for-sale as of September 30, 2026.
Upon adoption of the current expected credit losses (“CECL”) methodology, OFG elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. As such, PCD loans are not included in the preceding two tables.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Non-accrual Loans
The following table presents the amortized cost basis of loans held-for-investment on non-accrual status as of September 30, 2026, and December 31, 2025:

	September 30, 2026			December 31, 2025
	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total	Non-accrual with Allowance for Credit Loss	Non-accrual with no Allowance for Credit Loss	Total
	(In thousands)
Non-PCD:
Commercial PR:
Commercial secured by real estate	$2,619	$1,115	$3,734	$2,724	$294	$3,018
Other commercial and industrial	4,520	2,466	6,986	46,503	148	46,651
	7,139	3,581	10,720	49,227	442	49,669
Commercial US	14,980	—	14,980	37,584	—	37,584
Total commercial loans	22,119	3,581	25,700	86,811	442	87,253
Mortgage loans	8,591	2,358	10,949	10,024	1,895	11,919
Consumer loans:
Personal loans	2,983	1	2,984	3,600	—	3,600
Credit lines	188	—	188	80	—	80
Credit cards	568	—	568	698	—	698
	3,739	1	3,740	4,378	—	4,378
Auto loans	16,918	1	16,919	20,749	1	20,750
Total	$51,367	$5,941	$57,308	$121,962	$2,338	$124,300

PCD:
Commercial PR:
Commercial secured by real estate	$—	$—	$—	$55	$—	$55
Mortgage loans	217	—	217	227	—	227
Total	$217	$—	$217	$282	$—	$282
Total non-accrual loans	$51,584	$5,941	$57,525	$122,244	$2,338	$124,582
The determination of non-accrual or accrual status of PCD loans is made at the pool level, not the individual loan level.
As of December 31, 2025, total commercial non-accrual loans exclude $3.1 million of non-accrual commercial loans held-for-sale. There were no commercial non-accrual loans held-for-sale at September 30, 2026.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Modifications to Debtors Experiencing Financial Difficulty
OFG’s loss mitigation program was designed to ensure that borrowers experiencing financial difficulties have an opportunity to continue paying their obligations. The available alternatives depend on each borrower’s hardship and ability to continue making regular payments or to make payments under a modified payment plan. The program provides home retention and disposition alternatives intended to avoid foreclosure proceedings and collateral retention.
OFG offers various types of loan modifications to borrowers experiencing financial difficulty in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, interest or principal forbearance or forgiveness, or any combination of these types of concessions.
As of September 30, 2026, and December 31, 2025, the amortized cost of modified loans excludes $18 thousand and $37 thousand, respectively, of accrued interest receivable. Accrued interest receivable on loans is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Modified loans during the nine-month periods ended September 30, 2026 and 2025, include $1.1 million and $796 thousand, respectively, of government-guaranteed loans (e.g., FHA/VA).
The following tables present the amortized cost basis as of September 30, 2026 and 2025, of loans held-for-investment that were modified during the quarters and nine-month periods ended September 30, 2026 and 2025, disaggregated by class of financing receivable and type of concession granted.

	Interest Rate Reduction
	Quarters Ended September 30,				Nine-Month Period Ended September 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$86	0.01%	$—	—%	$86	0.01%	$194	0.01%
Other commercial and industrial	—	—%	—	—%	—	—%	78	0.01%
Total	$86		$—		$86		$272

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Term Extension
	Quarter Ended September 30,				Nine-Month Period Ended September 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial PR:
Other commercial and industrial	$—	—%	$—	—%	$—	—%	$697	0.06%
Mortgage loans	356	0.03%	842	0.06%	1,520	0.11%	2,113	0.15%
Auto loans	137	0.01%	52	—%	251	0.01%	144	0.01%
Total	$493		$894		$1,771		$2,954

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Principal Forbearance/Forgiveness
	Quarter Ended September 30,				Nine-Month Period Ended September 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$—	—%	$—	—%	$—	—%	$9,821	1.18%

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Term Extension and Interest Rate Reduction
	Quarter Ended September 30,				Nine-Month Period Ended September 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial PR:
Commercial secured by real estate	$2,790	0.20%	$—	—%	$3,982	0.29%	$454	0.03%
Other commercial and industrial	320	0.02%	1,177	0.10%	406	0.03%	1,177	0.10%
Mortgage loans	166	0.01%	84	0.01%	166	0.01%	127	0.01%
Consumer:
Personal loans	6	—%	95	0.01%	66	0.01%	95	0.01%
Auto loans	210	0.01%	80	—%	501	0.02%	133	0.01%
Total	$3,492		$1,436		$5,121		$1,986

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Term Extension and Principal or Interest Forgiveness/Forbearance
	Quarter Ended September 30,				Nine-Month Period Ended September 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$—	—%	$—	—%	$2,202	0.26%	$3,258	0.39%
Mortgage loans	—	—%	—	—%	73	0.01%	98	—%
Total	$—		$—		$2,275		$3,356

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Combination of Interest Rate Reduction and Principal Forgiveness/Forbearance
	Quarters Ended September 30,				Nine-Month Period Ended September 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Mortgage loans	$—	—%	$94	0.01%	$—	—%	$94	0.01%

1 -Amortized cost basis.
2 - Percentage of total class of financing receivable.

	Combination of Interest Rate Reduction, Term Extension and Principal Forgiveness/Forbearance
	Quarter Ended September 30,				Nine-Month Period Ended September 30,
	2026		2025		2026		2025
	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]	$[1]	%[2]
	(Dollars in thousands)
Commercial US	$—	—%	$—	—%	$—	—%	$7,125	0.86%
Mortgage loans	—	—%	—	—%	—	—%	137	0.01%
Total	$—		$—		$—		$7,262

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
The following tables present the financial effect of the modifications granted to borrowers experiencing financial difficulty during the quarters and nine-month periods ended September 30, 2026 and 2025. The financial effect of the combined modifications is presented separately by type of modification.

	Quarter Ended September 30, 2026
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal or Interest Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	1.35%	34	$—
Other commercial and industrial	1.16%	37	$—
Mortgage loans	0.13%	160	$—
Consumer loans:
Personal loans	5.00%	24	$—
Auto loans	1.77%	32	$—

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2026
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	1.32%	31	$—
Other commercial and industrial	1.51%	37	$—
Commercial US	—%	9	$850
Mortgage loans	0.13%	122	$25
Consumer loans:
Personal loans	4.32%	29	$—
Auto loans	1.84%	31	$—

	Quarter Ended September 30, 2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Other commercial and industrial	1.99%	29	$—
Mortgage loans	1.21%	158	$27
Consumer loans:
Personal loans	4.18%	40	$—
Auto loans	1.38%	37	$—

	Nine-Month Period Ended September 30, 2025
	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (In months)	Weighted-Average Forgiveness/Forbearance of Principal Amount (In thousands)
Commercial PR:
Commercial loans secured by real estate	2.99%	24	$—
Other commercial and industrial	2.19%	32	$—
Commercial US	2.15%	16	$5,309
Mortgage loans	0.75%	135	$33
Consumer loans:
Personal loans	4.18%	40	$—
Auto loans	2.01%	35	$—

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the amortized cost basis as of September 30, 2026, of loans held-for-investment that experienced a payment default after a modification was granted during the preceding twelve months to a borrower experiencing financial difficulty.

	Twelve-Month Period Ended
	Amortized Cost Basis of Modified Financing Receivables that Subsequently Defaulted
	Interest Rate Reduction	Term Extension	Principal Forgiveness/Forbearance	Combination of Term Extension and Interest Rate Reduction	Combination of Term Extension and Principal or Interest Forgiveness/Forbearance	Combination of Interest Rate Reduction, Term Extension and Principal Forgiveness/Forbearance	Total
	(In thousands)
September 30, 2026
Commercial US	$—	$—	$—	$—	$—	$1,643	$1,643
Mortgage loans	—	121	—	—	—	—	121
Auto loans	—	—	—	4	—	—	4
Total loans	$—	$121	$—	$4	$—	$1,643	$1,768

September 30, 2025
Mortgage loans	$—	$158	$—	$—	$—	$—	$158
A payment default for a financial difficulty modification loan is defined as reaching 90 days past due with respect to principal and/or interest payments or when the borrower misses three consecutive monthly payments since modification. Payment defaults are among the factors considered when projecting future cash flows in the calculation of the ACL of loans.

OFG closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status of loans that have been modified in the twelve-month periods ended September 30, 2026 and 2025 that were granted to borrowers experiencing financial difficulty.

	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$4,067	$4,067
Other commercial and industrial	—	—	—	—	405	405
	—	—	—	—	4,472	4,472
Commercial US	—	—	1,643	1,643	560	2,203
Total commercial loans	—	—	1,643	1,643	5,032	6,675
Mortgage loans	85	—	121	206	1,743	1,949
Consumer loans:
Personal loans	—	—	—	—	88	88
Auto loans	185	13	4	202	713	915
Total	$270	$13	$1,768	$2,051	$7,576	$9,627

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$—	$—	$—	$—	$648	$648
Other commercial and industrial	—	—	—	—	1,952	1,952
	—	—	—	—	2,600	2,600
Commercial US	—	5,809	—	5,809	20,203	26,012
Total commercial loans	—	5,809	—	5,809	22,803	28,612
Mortgage loans	958	—	158	1,116	2,065	3,181
Consumer loans:
Personal loans	—	—	—	—	95	95
Auto loans	—	—	—	—	347	347
Total	$958	$5,809	$158	$6,925	$25,310	$32,235
There were no outstanding commitments to lend additional funds to debtors experiencing financial difficulties at September 30, 2026 and 2025.
As of September 30, 2026, and December 31, 2025, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $31.9 million and $33.6 million, respectively. OFG commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent. Puerto Rico and the U.S. Virgin Islands (the “USVI”) require the foreclosure to be processed through their respective courts. Foreclosure timelines vary according to local law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediation, bankruptcy, court delays and property title issues.
Collateral-dependent Loans
The table below presents the amortized cost of commercial collateral-dependent loans held-for-investment at September 30, 2026, and December 31, 2025, by class of loans.

	September 30,	December 31,
	2026	2025
	(In thousands)
Commercial PR:
Commercial loans secured by real estate	$3,317	$3,065
Other commercial and industrial	4,380	—
Total	$7,697	$3,065

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of September 30, 2026, and based on the most recent analysis performed, the risk category of loans held-for-investment subject to risk rating by class of loans, and current year-to-date period gross charge-offs by year of origination are as follows:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
Commercial PR:
Commercial secured by real estate:
Loan grade:
Pass	$197,407	$312,998	$142,597	$172,873	$149,472	$260,098	$50,373	$1,285,818
Special Mention	2,685	—	—	13,028	356	1,974	—	18,043
Substandard	1,195	2,779	4,017	970	1,149	5,544	845	16,499
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial secured by real estate	201,287	315,777	146,614	186,871	150,977	267,616	51,218	1,320,360
Commercial secured by real estate:
YTD gross charge-offs	—	—	—	4	—	—	—	4
Other commercial and industrial:
Loan grade:
Pass	259,787	160,933	71,544	104,710	27,567	33,377	857,346	1,515,264
Special Mention	—	744	93	875	12	51	—	1,775
Substandard	—	1,811	6,838	1,826	1,315	1,360	9,256	22,406
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial and industrial:	259,787	163,488	78,475	107,411	28,894	34,788	866,602	1,539,445
Other commercial and industrial:
YTD gross charge-offs	125	142	759	16	135	14,414	—	15,591
Commercial US:
Loan grade:
Pass	165,257	163,261	34,232	76,679	11,818	43,389	319,265	813,901
Special Mention	—	—	14,788	—	—	—	—	14,788
Substandard	560	—	1,642	22,518	9,441	—	—	34,161
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial US:	165,817	163,261	50,662	99,197	21,259	43,389	319,265	862,850
Commercial US:
YTD gross charge-offs	—	1,608	179	120	3,934	—	—	5,841
Total commercial loans	$626,891	$642,526	$275,751	$393,479	$201,130	$345,793	$1,237,085	$3,722,655
Total YTD gross charge-offs	$125	$1,750	$938	$140	$4,069	$14,414	$—	$21,436

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
At September 30, 2026, and December 31, 2025, the balance of revolving commercial loans converted to term loans was $171.8 million and $169.5 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG considers the performance of the loan portfolio and its impact on the ACL. For mortgage and consumer loan classes, OFG also evaluates credit quality based on the aging status of the loan and payment activity. The following table presents the amortized cost in mortgage and consumer loans held-for-investment based on payment performance as of September 30, 2026, and current year-to-date period gross charge-offs by year of origination:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
Mortgage loans:
Performing	$67,802	$60,446	$34,381	$15,868	$21,882	$454,324	$—	$654,703
Nonperforming	—	464	35	1,002	770	13,589	—	15,860
Total mortgage loans:	67,802	60,910	34,416	16,870	22,652	467,913	—	670,563
Mortgage loans:
YTD gross charge-offs	—	—	—	16	—	135	—	151
Consumer loans:
Personal loans:
Performing	216,199	177,874	112,327	76,520	46,247	24,204	—	653,371
Nonperforming	218	637	855	609	482	183	—	2,984
Total personal loans	216,417	178,511	113,182	77,129	46,729	24,387	—	656,355
Personal loans:
YTD gross charge-offs	51	4,845	7,901	4,919	3,010	1,057	—	21,783
Credit lines:
Performing	—	—	—	—	—	—	8,267	8,267
Nonperforming	—	—	—	—	—	—	188	188
Total credit lines	—	—	—	—	—	—	8,455	8,455
Credit lines:
YTD gross charge-offs	—	—	—	—	—	—	287	287
Credit cards:
Performing	—	—	—	—	—	—	31,091	31,091
Nonperforming	—	—	—	—	—	—	568	568
Total credit cards	—	—	—	—	—	—	31,659	31,659
Credit cards:
YTD gross charge-offs	—	—	—	—	—	—	1,776	1,776
Overdrafts:
Performing	—	—	—	—	—	—	490	490
Nonperforming	—	—	—	—	—	—	—	—
Total overdrafts	—	—	—	—	—	—	490	490
Overdrafts:
YTD gross charge-offs	—	—	—	—	—	—	512	512
Total consumer loans	216,417	178,511	113,182	77,129	46,729	24,387	40,604	696,959
Total consumer loans YTD gross charge-offs	51	4,845	7,901	4,919	3,010	1,057	2,575	24,358
Total mortgage and consumer loans	$284,219	$239,421	$147,598	$93,999	$69,381	$492,300	$40,604	$1,367,522
Total mortgage and consumer loans YTD gross charge-offs	$51	$4,845	$7,901	$4,935	$3,010	$1,192	$2,575	$24,509

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
At September 30, 2026, and December 31, 2025, the balance of mortgage and consumer revolving loans that were converted to term loans was $2.4 million and $2.6 million, respectively.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG evaluates credit quality for auto loans based on FICO score. The following table presents the amortized cost in auto loans held-for-investment based on their most recent FICO score as of September 30, 2026, and the current year-to-date period gross charge-offs by year of origination:

	Term Loans Amortized Cost Basis by Origination Year						Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
Auto loans:
FICO score:
1-660	$92,459	$154,527	$168,315	$138,663	$100,656	$61,161	$715,781
661-699	101,353	103,167	79,234	51,001	31,559	17,170	383,484
700+	312,860	402,516	344,003	227,741	122,100	65,157	1,474,377
No FICO	3,869	7,699	7,193	4,473	3,253	1,641	28,128
Total auto loans	$510,541	$667,909	$598,745	$421,878	$257,568	$145,129	$2,601,770
Auto loans:
YTD gross charge-offs	$745	$10,868	$14,033	$11,630	$6,631	$4,782	$48,689
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
As of September 30, 2026, and December 31, 2025, accrued interest receivable on loans totaled $57.7 million and $59.8 million, respectively, and is included in the accrued interest receivable line in OFG’s consolidated statements of financial condition. Refer to Note 9 – Accrued Interest Receivable and Other Assets for more information on accrued interest receivable on loans.

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
At September 30, 2026, OFG used an economic probability-weighted scenario approach consisting of the baseline and moderate recession scenarios, giving more weight to the baseline scenario, except for the commercial US loan segment that uses a higher probability level in the moderate recessionary scenario. In addition, the ACL at September 30, 2026, continues to include qualitative reserves for certain segments that OFG views as higher risk that may not be fully recognized through its quantitative models, such as credit trends in the auto loan portfolio. There are still many unknown variables, including the results of the local and U.S. mainland governments’ fiscal and monetary actions resulting from the effect of inflation, labor market conditions, interest rates, geopolitical tension, and new trade and tax policies.

As of September 30, 2026, the ACL decreased by $10.5 million compared to December 31, 2025. The provision for credit losses for the nine-month period ended September 30, 2026, reflected $49.6 million related to loan volume and $3.0 million related to specific commercial loan reserves. Net charge-offs for the nine-month period ended September 30, 2026, amounted to $64.6 million, an increase of $11.3 million when compared to the same period of 2025. The increase corresponds to $11.2 million from commercial loans, mainly due to $15.6 million charge-offs recognized from the sale of two previously reserved non-performing commercial loans during the period.

The provision for credit losses for the nine-month period ended September 30, 2025, reflected $48.1 million related to loan volume, $14.2 million in commercial loans specific reserves and $13.6 million due to alignment of economic and loss rate model assumptions. Net charge-offs for the nine-month period ended September 30, 2025, amounted to $53.4 million and include $6.5 million from commercial US loans.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables present the activity in OFG’s ACL by segment for the quarters and nine-month periods ended September 30, 2026 and 2025:

	Quarter Ended September 30, 2026
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$52,707	$6,314	$33,757	$91,969	$184,747
(Recapture of) provision for credit losses	(421)	(3)	7,383	10,072	17,031
Charge-offs	(594)	(85)	(7,774)	(16,110)	(24,563)
Recoveries	1,306	187	1,104	7,353	9,950
Balance at end of period	$52,998	$6,413	$34,470	$93,284	$187,165
PCD:
Balance at beginning of period	$354	$3,143	$10	$1	$3,508
Provision for (recapture of) credit losses	1,298	(255)	(16)	(24)	1,003
Charge-offs	—	—	—	—	—
Recoveries	15	100	14	24	153
Balance at end of period	$1,667	$2,988	$8	$1	$4,664
Total allowance for credit losses at end of period	$54,665	$9,401	$34,478	$93,285	$191,829

	Nine-Month Period Ended September 30, 2026
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$65,943	$6,358	$33,466	$92,472	$198,239
Provision for (recapture of) credit losses	6,905	(439)	22,079	26,848	55,393
Charge-offs	(21,436)	(151)	(24,358)	(48,689)	(94,634)
Recoveries	1,586	645	3,283	22,653	28,167
Balance at end of period	$52,998	$6,413	$34,470	$93,284	$187,165
PCD:
Balance at beginning of period	$493	$3,599	$9	$1	$4,102
Recapture of credit losses	(242)	(950)	(34)	(49)	(1,275)
Charge-offs	—	(6)	—	—	(6)
Recoveries	1,416	345	33	49	1,843
Balance at end of period	$1,667	$2,988	$8	$1	$4,664
Total allowance for credit losses at end of period	$54,665	$9,401	$34,478	$93,285	$191,829

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2025
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$51,586	$5,684	$32,822	$92,673	$182,765
Provision for credit losses	12,181	638	7,757	6,803	27,379
Charge-offs	(5,093)	—	(7,704)	(16,743)	(29,540)
Recoveries	922	171	896	7,108	9,097
Balance at end of period	$59,596	$6,493	$33,771	$89,841	$189,701
PCD:
Balance at beginning of period	$3,482	$3,683	$10	$4	$7,179
Provision for (recapture of) credit losses	259	453	(11)	(34)	667
Charge-offs	(205)	—	—	(2)	(207)
Recoveries	118	281	10	33	442
Balance at end of period	$3,654	$4,417	$9	$1	$8,081
Total allowance for credit losses at end of period	$63,250	$10,910	$33,780	$89,842	$197,782

	Nine-Month Period Ended September 30, 2025
	Commercial	Mortgage	Consumer	Auto	Total
	(In thousands)
Non-PCD:
Balance at beginning of period	$44,814	$6,395	$31,818	$87,682	$170,709
Provision for (recapture of) credit losses	22,016	(970)	22,410	29,612	73,068
Charge-offs	(8,396)	(34)	(22,926)	(49,805)	(81,161)
Recoveries	1,162	1,102	2,469	22,352	27,085
Balance at end of period	$59,596	$6,493	$33,771	$89,841	$189,701
PCD:
Balance at beginning of period	$622	$4,514	$11	$7	$5,154
Provision for (recapture of) credit losses	3,062	(751)	(28)	(70)	2,213
Charge-offs	(236)	(59)	(1)	(16)	(312)
Recoveries	206	713	27	80	1,026
Balance at end of period	$3,654	$4,417	$9	$1	$8,081
Total allowance for credit losses at end of period	$63,250	$10,910	$33,780	$89,842	$197,782

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 6 — FORECLOSED REAL ESTATE
The following table presents the activity related to foreclosed real estate for the quarters and nine-month periods ended September 30, 2026 and 2025:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$1,675	$2,603	$2,490	$4,002
Additions	574	631	979	1,188
Sales	(695)	(459)	(1,900)	(2,884)
Decline in value	(1)	(23)	(176)	(246)
Other adjustments	62	408	222	1,100
Balance at end of period	$1,615	$3,160	$1,615	$3,160
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
At September 30, 2026, the fair value of mortgage servicing rights (“MSR”) was $68.5 million ($66.3 million — December 31, 2025).
The following table presents the changes in servicing rights measured using the fair value method for the quarters and nine-month periods ended September 30, 2026 and 2025:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$67,867	$68,588	$66,333	$70,435
Servicing from mortgage securitization or asset transfers	632	723	2,100	2,133
Changes due to payments on loans	(1,348)	(1,407)	(4,002)	(4,015)
Changes in fair value due to changes in valuation model inputs or assumptions	1,391	(467)	4,111	(1,116)
Fair value at end of period	$68,542	$67,437	$68,542	$67,437
The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value as of September 30, 2026, and December 31, 2025:

	September 30,	December 31,
	2026	2025
Constant prepayment rate	2.52% - 23.25%	2.38% - 22.45%
Discount rate	10.00% - 15.50%	10.00% - 15.50%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

	September 30,	December 31,
	2026	2025
	(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$68,542	$66,333
Weighted average life (in years)	8.2	8.0
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(1,027)	$(1,186)
Decrease in fair value due to 20% adverse change	$(2,022)	$(2,331)
Discount rate
Decrease in fair value due to 10% adverse change	$(3,096)	$(2,913)
Decrease in fair value due to 20% adverse change	$(5,947)	$(5,601)
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
Servicing fee income is based on a contractual percentage of the outstanding principal balance. Ancillary fees include various service charges such as late payment fees and fees for additional services. These fees are recorded as income when earned and included in the mortgage banking activities section in the consolidated statement of operations. Servicing and ancillary fees on mortgage loans for the quarters ended September 30, 2026 and 2025 totaled $5.3 million and $5.6 million, respectively. Servicing and ancillary fees on mortgage loans for the nine-month periods ended September 30, 2026 and 2025 totaled $16.6 million and $16.7 million, respectively.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reportable business segment is included in the table below. Refer to Note 23 – Business Segments for additional information on OFG’s reportable business segments.

	Banking	Wealth Management	Treasury	Total
	(In thousands)
December 31, 2025	$84,063	$178	$—	$84,241
September 30, 2026	$84,063	$178	$—	$84,241

There were no changes in the carrying amount of goodwill during the quarters and nine-month periods ended September 30, 2026 and 2025. There were no accumulated impairment losses at September 30, 2026, and December 31, 2025.
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
OFG performed its annual impairment review of goodwill during the fourth quarter of 2025 using October 31, 2025, as the annual evaluation date and concluded that there was no impairment on December 31, 2025. During the nine-month period ended September 30, 2026, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of goodwill. Based on this assessment, no impairments were identified at September 30, 2026.
The following table reflects the components of other intangible assets subject to amortization at September 30, 2026, and December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
September 30, 2026
Core deposit intangibles	$41,507	$36,224	$5,283
Customer relationship intangibles	12,693	11,078	1,615
Total other intangible assets	$54,200	$47,302	$6,898
December 31, 2025
Core deposit intangibles	$41,507	$33,960	$7,547
Customer relationship intangibles	12,693	10,386	2,307
Total other intangible assets	$54,200	$44,346	$9,854

In connection with previous acquisitions, OFG recorded core deposit intangibles representing the value of checking and savings deposits acquired. In addition, OFG recorded customer relationship intangibles representing the value of customer relationships acquired with its acquisitions of insurance agencies. During the nine-month period ended September 30, 2026, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of other intangible assets. Based on this assessment, no impairments were identified at September 30, 2026.
Other intangible assets have a definite useful life. Amortization of other intangible assets for the quarters ended September 30, 2026 and 2025, was $985 thousand and $1.2 million, respectively. Amortization of other intangible assets for the nine-month periods ended September 30, 2026 and 2025, was $3.0 million and $3.7 million, respectively.
The following table presents the estimated remaining amortization of other intangible assets as of September 30, 2026:

As of September 30, 2026	(In thousands)
2026	$986
2027	2,956
2028	1,971
2029	985
NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS
Accrued interest receivable at September 30, 2026, and December 31, 2025, consists of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Loans	$57,663	$59,772
Investment securities and other	11,480	11,338
	$69,143	$71,110
Accrued interest receivable on loans that participated in the Hurricane Fiona and Covid-19 deferral programs amounted to $15.6 million at September 30, 2026, of which $15.2 million corresponded to loans in current status, and $16.4 million at December 31, 2025, of which $14.9 million corresponded to loans in current status. OFG estimates expected credit losses on

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
accrued interest receivable for loans that participated in these moratorium programs. An allowance has been established for loans with delinquency status in 30 to 89 days past due and is calculated by applying the corresponding loan projected loss factors to the accrued interest receivable balance. At September 30, 2026, and December 31, 2025, the ACL for accrued interest receivable for loans that participated in moratorium programs amounted to $28 thousand and $13 thousand, respectively, and is included in accrued interest receivable in the statement of financial condition.
Other assets at September 30, 2026, and December 31, 2025, consist of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Prepaid expenses	$30,927	$20,463
Other repossessed assets	4,681	3,457
Accounts receivable and other assets	57,217	68,371
	$92,825	$92,291
Prepaid expenses amounting to $30.9 million at September 30, 2026, include prepaid municipal, property and income taxes aggregating to $18.8 million. At December 31, 2025, prepaid expenses amounted to $20.5 million, including prepaid municipal, property and income taxes aggregating to $11.9 million.
Other repossessed assets totaled $4.7 million and $3.5 million at September 30, 2026, and December 31, 2025, respectively, and mainly consist of repossessed automobiles, which are recorded at their net realizable value.
NOTE 10 — DEPOSITS AND RELATED INTEREST
Total deposits, including related accrued interest payable of $5.4 million and $5.5 million, as of September 30, 2026, and December 31, 2025, respectively, consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Non-interest-bearing demand deposits	$2,694,014	$2,626,768
Interest-bearing savings and demand deposits	4,334,146	5,433,197
Retail certificates of deposit	1,319,123	1,220,141
Institutional certificates of deposit	1,317,072	642,652
Total core deposits	9,664,355	9,922,758
Brokered deposits	324,564	339,994
Total deposits	$9,988,919	$10,262,752
At September 30, 2026, and December 31, 2025, the aggregate amount of uninsured deposits was $5.158 billion (51.63% of total deposits) and $5.386 billion (52.48% of total deposits), respectively.
The weighted average interest rate of OFG’s deposits was 1.41% and 1.53%, respectively, at September 30, 2026, and December 31, 2025.
Interest expense for the quarters and nine-month periods ended September 30, 2026 and 2025 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Demand and savings deposits	$13,030	$23,097	$46,090	$65,532
Certificates of deposit	23,310	16,645	58,242	48,381
	$36,340	$39,742	$104,332	$113,913

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At September 30, 2026, and December 31, 2025, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $1.905 billion and $1.177 billion, respectively.
At September 30, 2026, and December 31, 2025, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.269 billion and $1.676 billion, respectively. As of September 30, 2026, and December 31, 2025, these public funds were collateralized by investment securities totaling $1.223 billion and $1.614 billion, respectively, and by commercial loans totaling $79.5 million and $76.6 million, respectively.
Excluding accrued interest of approximately $5.4 million at both September 30, 2026, and December 31, 2025, the scheduled maturities of certificates of deposit are as follows:

	September 30,		December 31,
	2026		2025
	Period-end amount	Uninsured amount	Period-end amount	Uninsured amount
	(In thousands)
Within one year:
Three months or less	$1,117,592	$828,946	$751,849	$369,112
Over 3 months through 6 months	419,404	235,689	430,578	166,044
Over 6 months through 1 year	1,004,760	403,127	628,006	243,192
	2,541,756	1,467,762	1,810,433	778,348
Over 1 through 2 years	299,129	54,355	255,528	49,932
Over 2 through 3 years	59,085	5,096	70,597	6,470
Over 3 through 4 years	27,513	4,461	28,586	3,738
Over 4 through 5 years	27,914	2,296	32,186	4,251
Over 5 years	5	—	28	—
	$2,955,402	$1,533,970	$2,197,358	$842,739
The table of scheduled maturities of certificates of deposit above includes brokered-deposits and IRAs.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $1.1 million and $977 thousand, as of September 30, 2026, and December 31, 2025, respectively.
NOTE 11— BORROWINGS AND RELATED INTEREST
Securities Sold under Agreements to Repurchase
At September 30, 2026, and December 31, 2025, securities underlying agreements to repurchase were delivered to, and held by, the counterparties with whom the repurchase agreements were transacted. The counterparties agreed to resell to OFG the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for OFG’s securities portfolio.
The following table shows OFG’s repurchase agreements, excluding accrued interest in the amount of $273 thousand and $714 thousand at September 30, 2026, and December 31, 2025:

	September 30,	December 31,
	2026	2025
	(In thousands)
Short-term fixed-rate repurchase agreements, with a weighted average interest rate of 3.89% (December 31, 2025 - 3.62%)	$200,400	$100,000

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Repurchase agreement maturities at September 30, 2026, and December 31, 2025 were as follows:

	September 30,	December 31,
	2026	2025
	(In thousands)
Under 90 days	$100,400	$—
Over 90 days to one year	100,000	100,000
Total	$200,400	$100,000

The following securities were sold under agreements to repurchase at September 30, 2026, and December 31, 2025:

Underlying Securities	Amortized Cost of Underlying Securities	Balance of Borrowing	Approximate Fair Value of Underlying Securities	Weighted Average Interest Rate of Security
	(In thousands)
September 30, 2026
FNMA and FHLMC Certificates	$225,833	$200,400	$214,167	4.93%

December 31, 2025
FNMA and FHLMC Certificates	$105,696	$100,000	$108,662	5.22%
Advances from the Federal Home Loan Bank of New York
Advances are received from the FHLB-NY under an agreement whereby OFG is required to maintain as collateral an amount of qualifying collateral which has a fair market value that is at least equal to the FHLB-NY collateral maintenance level. At September 30, 2026, and December 31, 2025, these advances were secured by mortgage and commercial loans amounting to $1.352 billion and $1.255 billion, respectively. Further, at September 30, 2026, and December 31, 2025, OFG had an additional borrowing capacity with the FHLB of $450.3 million and $351.1 million, respectively. At September 30, 2026, and December 31, 2025, the weighted average remaining maturity of FHLB advances was 5 months and 1.10 years, respectively.
The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $1.4 million and $1.6 million at September 30, 2026 and December 31, 2025, respectively:

	September 30,	December 31,
	2026	2025
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 4.13% (December 31, 2025 - 3.79%)	$400,000	$55,000
Long-term fixed-rate advance from FHLB, with a weighted average interest rate of 4.13%	—	400,000
	$400,000	$455,000
Advances from FHLB mature as follows:

	September 30,	December 31,
	2026	2025
	(In thousands)
Over 90 days to one year	$400,000	$55,000
Over one to three years	—	400,000
	$400,000	$455,000

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
The following table presents the potential effect of rights of set-off associated with OFG’s recognized financial assets and liabilities at September 30, 2026, and December 31, 2025:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Liabilities Presented in Statement of Financial Condition	Financial Instruments	Cash Collateral Provided	Net Amount
	(In thousands)
September 30, 2026
Securities sold under agreements to repurchase	$200,400	$—	$200,400	$214,167	$—	$(13,767)

December 31, 2025
Securities sold under agreements to repurchase	$100,000	$—	$100,000	$108,662	$—	$(8,662)
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
As of September 30, 2026, OFG’s net deferred tax assets, net of a valuation allowance of $610 thousand, amounted to $127.4 million, and the net deferred tax liability, net of valuation allowance of $18 thousand, amounted to $755 thousand, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of OFG. As of December 31, 2025, OFG’s deferred tax asset, net of a valuation allowance of $568 thousand, amounted to $104.4 million. The increase in valuation allowance of $60 thousand was related to USVI operations. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax asset is deductible, and provisions of certain closing agreements, management believes it is more likely than not that OFG will realize the benefits of these deductible differences, net of the existing valuation allowances, at September 30, 2026. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG maintained an effective tax rate (“ETR”) lower than the statutory rate for the nine-month periods ended September 30, 2026 and 2025 of 21.3% and 20.1%, respectively. The lower ETR, compared to the statutory rate, is mainly related to exempt income and investments subject to preferential tax treatment under the PR Code.
OFG classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the ETR if realized. At September 30, 2026, there were no unrecognized tax benefits.
Income tax expense for the quarters ended September 30, 2026 and 2025 was $15.2 million and $9.5 million, respectively. Income tax expense for the nine-month periods ended September 30, 2026 and 2025 was $45.8 million and $37.5 million, respectively.
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
As of September 30, 2026, and December 31, 2025, OFG and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2026, and December 31, 2025, OFG and the Bank are “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.
OFG’s and the Bank’s actual capital amounts and ratios as of September 30, 2026, and December 31, 2025, were as follows:

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of September 30, 2026
Total capital to risk-weighted assets	$1,514,680	15.36%	$1,035,690	10.50%	$986,371	10.00%
Tier 1 capital to risk-weighted assets	$1,390,580	14.10%	$838,415	8.50%	$789,097	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,390,580	14.10%	$690,460	7.00%	$641,141	6.50%
Tier 1 capital to average total assets	$1,390,580	11.44%	$486,292	4.00%	$607,865	5.00%
As of December 31, 2025
Total capital to risk-weighted assets	$1,437,596	15.24%	$990,781	10.50%	$943,601	10.00%
Tier 1 capital to risk-weighted assets	$1,318,633	13.97%	$802,061	8.50%	$754,881	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,318,633	13.97%	$660,521	7.00%	$613,341	6.50%
Tier 1 capital to average total assets	$1,318,633	10.71%	$492,568	4.00%	$615,711	5.00%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Actual		Minimum Capital Requirement (including capital conservation buffer)		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2026
Total capital to risk-weighted assets	$1,430,208	14.59%	$1,029,568	10.50%	$980,541	10.00%
Tier 1 capital to risk-weighted assets	$1,306,828	13.33%	$833,460	8.50%	$784,432	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,306,828	13.33%	$686,378	7.00%	$637,351	6.50%
Tier 1 capital to average total assets	$1,306,828	10.85%	$481,972	4.00%	$602,464	5.00%
As of December 31, 2025
Total capital to risk-weighted assets	$1,378,822	14.70%	$985,075	10.50%	$938,167	10.00%
Tier 1 capital to risk-weighted assets	$1,260,530	13.44%	$797,442	8.50%	$750,533	8.00%
Common equity tier 1 capital to risk-weighted assets	$1,260,530	13.44%	$656,717	7.00%	$609,808	6.50%
Tier 1 capital to average total assets	$1,260,530	10.31%	$489,159	4.00%	$611,449	5.00%
NOTE 15 – STOCKHOLDERS’ EQUITY
Common Stock
At September 30, 2026, and December 31, 2025, common stock paid-in capital amounted to $59.9 million.
Additional Paid-in Capital
Additional paid-in capital represents contributed capital in excess of par value of common stock, net of the costs of issuance. At September 30, 2026, and December 31, 2025, accumulated common stock issuance costs charged against additional paid-in capital amounted to $13.6 million.
Legal Surplus
The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At September 30, 2026, and December 31, 2025, the Bank’s legal surplus amounted to $204.9 million and $188.5 million, respectively. During the quarter and nine-month period ended September 30, 2026, OFG transferred $5.5 million and $16.4 million, respectively, to the legal surplus account. For the same periods in 2025, OFG transferred $4.8 million and $14.1 million, respectively, to the legal surplus account. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.
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
During the nine-month periods ended September 30, 2026, and 2025, OFG repurchased 1,358,899 and 1,246,064 shares, respectively, for a total of $58.0 million and $51.5 million, at an average price of $42.69 and $41.32 per share, under the approved stock repurchase programs for such periods.
At September 30, 2026, the estimated remaining number of shares that may be purchased under the repurchase programs is 3,595,531 and was calculated by dividing the remaining balance of $180.1 million by $50.08 (closing price of OFG’s common stock on September 30, 2026).
OFG did not repurchase any shares of common stock during the nine-month periods ended September 30, 2026 and 2025, other than through its publicly announced stock repurchase programs.
The activity in connection with common shares held in treasury by OFG for the quarters and nine-month periods ended September 30, 2026 and 2025, is set forth below:

	Quarter Ended September 30,
	2026		2025
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	17,620,050	$432,061	15,143,301	$328,572
Common shares used upon lapse of restricted stock units and options	(400)	(7)	(630)	(13)
Common shares repurchased as part of the stock repurchase programs	260,946	13,543	477,641	20,398
End of period	17,880,596	$445,597	15,620,312	$348,957

	Nine-Month Period Ended September 30,
	2026		2025
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	16,628,067	$389,067	14,444,965	$296,991
Common shares used upon lapse of restricted stock units and options	(106,370)	(1,486)	(127,209)	(2,166)
Common shares repurchased from employee awards	—	—	56,492	2,646
Common shares repurchased as part of the stock repurchase programs	1,358,899	58,016	1,246,064	51,486
End of period	17,880,596	$445,597	15,620,312	$348,957

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of income taxes, as of September 30, 2026, and December 31, 2025, consisted of:

	September 30,	December 31,
	2026	2025
	(In thousands)
Unrealized loss on securities available-for-sale	$(166,196)	$(18,443)
Income tax effect of unrealized loss on securities available-for-sale	27,029	1,537
Net unrealized loss on securities available-for-sale	(139,167)	(16,906)
Accumulated other comprehensive loss, net of income taxes	$(139,167)	$(16,906)

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents changes in accumulated other comprehensive loss by component, net of taxes, for the quarters and nine-month periods ended September 30, 2026 and 2025:

	Net unrealized loss on securities available-for-sale
	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Beginning balance	$(38,946)	$(48,782)	$(16,906)	$(89,839)
Other comprehensive (loss) income before reclassifications	(100,221)	21,479	(122,261)	62,532
Amounts reclassified out of accumulated other comprehensive loss	—	2	—	6
Other comprehensive (loss) income	(100,221)	21,481	(122,261)	62,538
Ending balance	$(139,167)	$(27,301)	$(139,167)	$(27,301)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and nine-month periods ended September 30, 2026 and 2025:

	Amount reclassified out of accumulated other comprehensive loss
	Quarter Ended September 30,		Nine-Month Period Ended September 30,		Affected Line Item in Consolidated Statement of Operations
	2026	2025	2026	2025
	(In thousands)
Tax effect from changes in tax rates	$—	$2	—	6	Income tax expense
NOTE 17 – EARNINGS PER COMMON SHARE
The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2026 and 2025 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Income available to common shareholders	$56,611	$51,838	$169,325	$149,210

Average common shares outstanding	42,191	44,430	42,410	44,857
Effect of dilutive securities:
Average potential common shares-options	253	228	210	199
Total weighted average common shares outstanding and equivalents	42,444	44,658	42,620	45,056
Earnings per common share - basic	$1.34	$1.17	$3.99	$3.33
Earnings per common share - diluted	$1.33	$1.16	$3.97	$3.31
For both quarters ended September 30, 2026 and 2025, weighted-average restricted stock units with an anti-dilutive effect on earnings per common share (“EPS”) not included in the calculation amounted to zero. For the nine-month periods ended September 30, 2026 and 2025, weighted-average restricted stock units with an anti-dilutive effect on EPS not included in the calculation amounted to 12 and 445, respectively.
During the first quarter of 2026, OFG increased its quarterly common stock cash dividend to $0.35 per share from $0.30 per share at December 31, 2025.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 18 – GUARANTEES
At September 30, 2026, and December 31, 2025, the notional amount of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $25.9 million and $26.1 million, respectively.
OFG has a liability for residential mortgage loans sold subject to credit recourse, principally loans associated with FHLMC residential mortgage loan sales and securitization programs. At September 30, 2026, and December 31, 2025, the unpaid principal balance of residential mortgage loans sold subject to credit recourse under the residential mortgage loan sale programs was $77.6 million and $83.0 million, respectively. The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. At September 30, 2026, OFG’s liability for estimated credit losses related to loans sold with credit recourse amounted to $72 thousand (December 31, 2025 - $111 thousand).
The following table shows the changes in OFG’s liability for estimated losses from credit recourse agreements included in the consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2026 and 2025:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$75	$91	$111	$155
Net (charge-offs/amortization) recoveries	(3)	34	(39)	(30)
Balance at end of period	$72	$125	$72	$125
The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default (“PD”) and the loss severity. The PD represents the probability that a loan in good standing would become 120 days delinquent; however, for loans subject to credit recourse, OFG is not required to repurchase the loan.
If a borrower defaults, pursuant to the credit recourse provided, OFG may decide to repurchase the loan or reimburse the third-party investor for the loss incurred. The maximum potential amount of future payments that OFG would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended September 30, 2026 and 2025, OFG repurchased $264 thousand and $224 thousand, respectively, in such mortgage loans. During the nine-month periods ended September 30, 2026 and 2025, OFG repurchased mortgage loans with unpaid principal balances of $338 thousand and $294 thousand, respectively. If a borrower defaults, OFG has rights to the underlying collateral securing the mortgage loan. OFG suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing of the related property.
When OFG sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. OFG groups mortgage loans into pools that are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA, FHLMC or other private investors for cash. As required under such mortgage-backed securities programs, OFG performs quality review procedures to ensure compliance with applicable underwriting and eligibility guidelines. To the extent the loans do not meet specified characteristics, OFG may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarters and nine-month periods ended September 30, 2026 and 2025, OFG did not repurchase any mortgage loans related to representations and warranties, excluding mortgage loans sold subject to separate credit recourse provisions. In addition to obligations arising from contractual credit recourse provisions and customary representations and warranties, OFG may, from time to time, repurchase or buy back mortgage loans for other reasons, including, but not limited to, loan delinquency and modification, portfolio realignments, or other business purposes. During the quarters ended September 30, 2026 and 2025, OFG repurchased $1.3 million and $1.7 million, respectively, of unpaid principal balance in mortgage loans, excluding mortgage loans sold subject to such credit recourse provisions and related representations and warranties. During the nine-month periods ended September 30, 2026, and 2025, OFG repurchased $3.5 million and $4.0 million, respectively, of such unpaid principal balance. At September 30, 2026 and December 31, 2025, OFG had a $419 thousand and $249 thousand liability, respectively, for the estimated credit losses related to these loans.
During the quarters ended September 30, 2026 and 2025, OFG recognized $4 thousand in gains and $35 thousand in losses, respectively, from the repurchase of residential mortgage loans sold subject to credit recourse, including provisions for possible

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
losses. During the nine-month periods ended September 30, 2026 and 2025, OFG recognized $49 thousand in losses and $30 thousand in gains, respectively, from the repurchase of residential mortgage loans sold to credit recourse, including provisions for possible losses. During the quarters ended September 30, 2026 and 2025, OFG recognized $75 thousand and $266 thousand in losses, respectively, from the repurchase of residential mortgage loans without recourse, net of provisions for possible losses, including repurchases related to breaches of customary representations and warranties and other activities. During the nine-month periods ended September 30, 2026 and 2025, OFG recognized $175 thousand and $176 thousand in losses, respectively, from the repurchase of residential mortgage loans without recourse, net of provisions for possible losses, including repurchases related to breaches of customary representations and warranties and other activities.
At September 30, 2026, OFG serviced $5.7 billion (December 31, 2025 - $5.7 billion) in mortgage loans for third parties, including subserviced mortgage loans. Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold and serviced to certain other investors, including FHLMC, require OFG to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. OFG generally recovers funds advanced pursuant to these arrangements from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA or VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, OFG must absorb the cost of the funds it advances during the time the advance is outstanding. OFG must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and OFG would not receive any future servicing income with respect to that loan. At September 30, 2026, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $5.5 million (December 31, 2025 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
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
Credit-related financial instruments at September 30, 2026, and December 31, 2025, were as follows:

	September 30,	December 31,
	2026	2025
	(In thousands)
Commitments to extend credit	$1,609,589	$1,377,419
Commercial letters of credit	183	231
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
At September 30, 2026, and December 31, 2025, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements.
Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.
The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2026, and December 31, 2025, is as follows:

	September 30,	December 31,
	2026	2025
	(In thousands)
Standby letters of credit and financial guarantees	$25,918	$26,051
Loans sold with recourse	77,612	83,014
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
At September 30, 2026, and December 31, 2025, the ACL for off-balance-sheet credit exposures corresponding to commitments to extend credit and standby letters of credit amounted to $1.2 million and $1.7 million, respectively, and is included in other liabilities in the statements of financial condition.
At September 30, 2026, and December 31, 2025, OFG maintained other non-credit commitments amounting to $20.1 million and $17.8 million, respectively, primarily for the acquisition of equity securities. In addition, as OFG continues to transform with a focus on simplification and building a culture of excellence and customer service, OFG continues to invest in technology that drives its strategy, namely digital, data analytics, cloud migration, cyber security, and sales and service capabilities. At September 30, 2026, and December 31, 2025, OFG had commitments for capital expenditures in technology amounting to $5.3 million and $1.6 million, respectively.

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
In accordance with applicable accounting guidance, OFG establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, OFG, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, OFG will establish an accrued liability and record a corresponding amount of expense. At September 30, 2026, and December 31, 2025, accrued liability for legal contingencies amounted to $659 thousand and $605 thousand, respectively. OFG continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. OFG also has an accrued liability for potential losses, operational errors, loss on theft not covered by insurance premiums, and uncollectible receivables, among other transactions, amounting to $5.9 million and $182 thousand at September 30, 2026, and December 31, 2025, respectively.

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
Operating Lease Cost

	Quarter Ended September 30,		Nine-Month Period Ended September 30,		Statement of Operations
	2026	2025	2026	2025	Classification
	(In thousands)
Lease costs	$2,521	$2,284	$7,314	$6,746	Occupancy and equipment
Variable lease costs	405	381	1,288	1,185	Occupancy and equipment
Short-term lease costs	87	104	256	371	Occupancy and equipment
Lease income	(15)	(13)	(41)	(38)	Occupancy and equipment
Total lease costs	$2,998	$2,756	$8,817	$8,264
Operating Lease Assets and Liabilities

	September 30,	December 31,	Statement of Financial Condition
	2026	2025	Classification
	(In thousands)
Right-of-use assets	$22,815	$21,261	Operating lease right-of-use assets
Lease Liabilities	$24,505	$23,157	Operating leases liabilities

	September 30,	December 31,
	2026	2025
	(In thousands)
Weighted-average remaining lease term	4.0 years	4.4 years
Weighted-average discount rate	6.9%	7.4%
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2026, were as follows:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Minimum Rent
As of September 30, 2026	(In thousands)
2026	$2,281
2027	8,278
2028	6,851
2029	4,898
2030	3,179
Thereafter	2,578
Total lease payments	$28,065
Less imputed interest	3,560
Present value of lease liabilities	$24,505
OFG, as lessor, leases or subleases real property to tenants under operating leases. As of September 30, 2026, no material lease concessions have been granted to tenants. As of September 30, 2026, OFG, as lessee, has not requested any lease concessions.
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
Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	September 30, 2026
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$2,124	$2,397,934	$—	$2,400,058
Trading securities	—	22	—	22
Money market investments	6,288	—	—	6,288
Servicing assets	—	—	68,542	68,542
	$8,412	$2,397,956	$68,542	$2,474,910

Non-recurring fair value measurements:
Collateral-dependent loans	$—	$—	$7,697	$7,697
Foreclosed real estate	—	—	1,615	1,615
Other repossessed assets	—	—	4,681	4,681
Mortgage loans held for sale	—	—	10,286	10,286
	$—	$—	$24,279	$24,279

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$1,651	$2,509,231	$—	$2,510,882
Trading securities	—	23	—	23
Money market investments	4,261	—	—	4,261
Servicing assets	—	—	66,333	66,333
	$5,912	$2,509,254	$66,333	$2,581,499

Non-recurring fair value measurements:
Collateral-dependent loans	$—	$—	$3,065	$3,065
Foreclosed real estate	—	—	2,490	2,490
Other repossessed assets	—	—	3,457	3,457
Mortgage loans held for sale	—	—	12,483	12,483
Other loans held for sale	—	—	3,062	3,062
	$—	$—	$24,557	$24,557

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The fair value information included in the tables above for non-recurring fair value measurements is not as of period-end. Instead, it is as of the date that the fair value measurement was recorded closest to September 30, 2026, and December 31, 2025, and excludes nonrecurring fair value measurements of assets no longer outstanding as of the reporting date.
At September 30, 2026, collateral-dependent loans valued using Level 3 inputs comprised loans with principal balances amounting to $7.7 million and an allowance of $1.7 million reflecting a net fair value of $6.0 million. At December 31, 2025, collateral-dependent loans valued using Level 3 inputs comprised loans with principal balances amounting to $3.1 million and an allowance of $387 thousand reflecting a net fair value of $2.7 million.
The tables below present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2026 and 2025:
Level 3 Instruments Only

	Servicing Assets
	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$67,867	$68,588	$66,333	$70,435
New instruments acquired	632	723	2,100	2,133
Principal repayments and amortization	(1,348)	(1,407)	(4,002)	(4,015)
Gains (losses) included in earnings	1,391	(467)	4,111	(1,116)
Balance at end of period	$68,542	$67,437	$68,542	$67,437
Servicing assets gains (losses) included in earnings during the quarters and nine-month periods ended September 30, 2026, and 2025 were included as mortgage servicing activities in the consolidated statements of operations. For more information on the qualitative information about Level 3 fair value measurements, see Note 7 – Servicing Assets.
There were no liabilities measured at fair value on a recurring basis and non-recurring basis at September 30, 2026, and December 31, 2025. The table below presents quantitative information for all assets measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2026, and December 31, 2025:

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)
Servicing assets	$68,542	Cash flow valuation	Constant prepayment rate	2.52% - 23.25%	5.00%
			Discount rate	10.00% - 15.50%	11.66%

Collateral-dependent loans	$7,697	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 51.20%	27.80%

Foreclosed real estate	$1,615	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 30.20%	14.27%

Other repossessed assets	$4,681	Fair value of property or collateral	Estimated net realizable value less disposition costs	29.00% - 68.00%	51.34%

Mortgage loans held for sale	$10,286	Market prices	Pricing and execution wholesale loans	86.34% - 100.16%	89.65%

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
	(In thousands)

Servicing assets	$66,333	Cash flow valuation	Constant prepayment rate	2.38% - 22.45%	5.61%
			Discount rate	10.00% - 15.50%	11.62%

Collateral-dependent loans	$3,065	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 33.20%	24.67%

Foreclosed real estate	$2,490	Fair value of property or collateral	Appraised value less disposition costs	8.20% - 33.20%	13.29%

Other repossessed assets	$3,457	Fair value of property or collateral	Estimated net realizable value less disposition costs	39.00% - 70.00%	49.94%

Mortgage loans held for sale	$12,483	Market prices	Pricing and execution wholesale loans	94.54% - 101.73%	97.09%

Other loans held for sale	$3,062	Bids or sales contract prices	Estimated market value	34.00% - 95.24%	54.89%
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The estimated fair value and carrying value of OFG’s financial instruments at September 30, 2026, and December 31, 2025, was as follows:

	September 30,		December 31,
	2026		2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Level 1
Cash and cash equivalents	$566,773	$566,773	$1,040,335	$1,040,335
Investment securities available-for-sale	$2,124	$2,124	$1,651	$1,651
Level 2
Financial Assets:
Trading securities	$22	$22	$23	$23
Investment securities available-for-sale	$2,397,934	$2,397,934	$2,509,231	$2,509,231
Investment securities held-to-maturity	$197,670	$252,328	$225,065	$269,498
Federal Home Loan Bank (FHLB) stock	$24,875	$24,875	$27,421	$27,421
Equity securities	$39,852	$39,852	$35,317	$35,317
Level 3
Financial Assets:
Total loans, net (including loans held-for-sale)	$8,249,662	$8,266,856	$8,002,176	$8,014,246
Accrued interest receivable	$69,143	$69,143	$71,110	$71,110
Servicing assets	$68,542	$68,542	$66,333	$66,333
Accounts receivable and other assets	$57,217	$57,217	$68,371	$68,371
Financial Liabilities:
Deposits	$10,046,416	$9,988,919	$10,281,789	$10,262,752
Securities sold under agreements to repurchase	$200,424	$200,673	$100,037	$100,714
Advances from FHLB	$399,489	$401,358	$457,679	$456,581
Other borrowings	$3	$3	$9	$9
Accrued expenses and other liabilities	$167,656	$167,656	$209,997	$209,997

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2026, and December 31, 2025:
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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES
The following table presents the major categories of banking and financial service revenues for the quarters and nine-month periods ended September 30, 2026 and 2025:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Banking service revenues:
Electronic banking fees	$14,130	$12,516	$42,109	$37,361
Checking accounts fees	2,227	2,078	6,095	6,259
Savings accounts fees	331	322	968	934
Branch service and credit life commissions	319	315	931	986
Servicing and other loan fees	482	463	1,291	1,642
International fees	176	224	591	674
Miscellaneous income	9	12	30	37
Total banking service revenues	$17,674	$15,930	$52,015	$47,893

Wealth management revenue:
Insurance income	$4,126	$4,289	$12,666	$12,614
Broker fees	2,911	2,484	8,586	7,233
Trust fees	2,330	2,241	6,755	6,540
Total wealth management revenue	$9,367	$9,014	$28,007	$26,387

Mortgage banking activities:
Net servicing fees	$5,429	$3,721	$16,417	$11,627
Net gains on sale of mortgage loans and valuation	(116)	884	1,030	2,929
Net loss on repurchased loans and other	(176)	(293)	(319)	(122)
Total mortgage banking activities	$5,137	$4,312	$17,128	$14,434
Total banking and financial service revenues	$32,178	$29,256	$97,150	$88,714
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
Service charges on checking and savings accounts are recognized as consumer periodic maintenance revenue once the service is rendered, while revenue from overdraft and late charges is recorded after the contracted service has been provided.
Other income such as branch service commissions, servicing and other loan fees, international fees, and miscellaneous income recognized as banking service revenue are out of the scope of ASC 606 – Revenue from Contracts with Customers.
Wealth Management Revenue
Insurance income from commissions generated by sales of insurance policies issued by unaffiliated insurance companies and sales of annuities is recorded once the sale has been completed. Reinsurance revenue is recorded based on earned premium

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
confirmed by the fronting insurance company. Contingent insurance commissions are recorded once the paying insurance companies confirm the amounts earned.
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
•Fees for providing distribution services related to mutual funds, net of compensation paid to a provider of such services, as well as trailer fees (also known as 12b-1 fees). These fees are considered variable and are recognized over time, as the uncertainty of the fees to be received is resolved as the net asset value of the mutual fund is determined and investor activity occurs. Fees do not cover future services; as a result, there is no need to allocate the amount received to any other service.
Trust fees are revenues related to fiduciary services provided to IRA trusts and other retirement plans. These generally include payment for trustee services, distribution services, custodial services of plan assets, due diligence services, and investment advisory services. Fees are billed based on services contracted. Negotiated fees are detailed in the contract. Fees are generally collected quarterly in arrears after the related services have been provided. Certain annual fees are collected in advance and recognized over the contract term.
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

The accounting policies of the segments are the same as those referred to in Note 1 – “Summary of Significant Accounting Policies” of our 2025 Form 10-K. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. Financial results are presented, to the extent practicable, as if each business operated on a standalone basis, and include expense allocations for corporate services used by the business segments, disclosed as intersegment expenses. Significant expense categories identified by management are disclosed for all segments, even though they may not be significant to a particular segment.
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
Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2026 and 2025:

	Quarter Ended September 30, 2026
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$161,730	$9	$35,429	$197,168	$(1,424)	$195,744
Interest expense	(33,518)	—	(10,080)	(43,598)	1,424	(42,174)
Net interest income	128,212	9	25,349	153,570	—	153,570
(Provision for) recapture of credit losses	(18,143)	—	3	(18,140)	—	(18,140)
Non-interest income, net	22,978	9,666	—	32,644	—	32,644
Non-interest expenses [1]:
Compensation and employee benefits	(37,628)	(2,591)	(292)	(40,511)	—	(40,511)
Occupancy, equipment and infrastructure costs	(10,402)	(133)	(20)	(10,555)	—	(10,555)
Depreciation and amortization of premises and equipment	(4,190)	(10)	(5)	(4,205)	—	(4,205)
Electronic banking charges	(12,502)	—	—	(12,502)	—	(12,502)
Information technology expenses	(5,786)	(38)	1	(5,823)	—	(5,823)
Professional and service fees	(3,535)	(758)	(51)	(4,344)	—	(4,344)
Loan servicing and clearing expenses	(1,893)	(478)	(134)	(2,505)	—	(2,505)
Amortization of other intangible assets	(230)	—	—	(230)	—	(230)
Intersegment expenses	1,055	(605)	(450)	—	—	—
Other [2]	(14,813)	(585)	(192)	(15,590)	—	(15,590)
Total non-interest expense	(89,924)	(5,198)	(1,143)	(96,265)	—	(96,265)
Income before income taxes	$43,123	$4,477	$24,209	$71,809	$—	$71,809
Income tax expense	(15,152)	—	(46)	(15,198)	—	(15,198)
Net income	$27,971	$4,477	$24,163	$56,611	$—	$56,611
Total assets	$10,208,889	$42,346	$3,212,469	$13,463,704	$(1,319,225)	$12,144,479
Expenditures for long-lived assets	$5,256	$—	$—	$5,256	$—	$5,256

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2026
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$485,249	$21	$105,925	$591,195	$(4,175)	$587,020
Interest expense	(96,381)	—	(30,132)	(126,513)	4,175	(122,338)
Net interest income	388,868	21	75,793	464,682	—	464,682
Provision for credit losses	(53,632)	—	3	(53,629)	—	(53,629)
Non-interest income, net	69,017	28,764	53	97,834	—	97,834
Non-interest expenses [1]
Compensation and employee benefits	(114,406)	(7,710)	(918)	(123,034)	—	(123,034)
Occupancy, equipment and infrastructure costs	(28,123)	(392)	(54)	(28,569)	—	(28,569)
Depreciation and amortization of premises and equipment	(13,833)	(29)	(20)	(13,882)	—	(13,882)
Electronic banking charges	(33,336)	—	—	(33,336)	—	(33,336)
Information technology expenses	(19,413)	(124)	—	(19,537)	—	(19,537)
Professional and service fees	(11,699)	(2,430)	(1,268)	(15,397)	—	(15,397)
Loan servicing and clearing expenses	(5,657)	(1,502)	(407)	(7,566)	—	(7,566)
Amortization of other intangible assets	(692)	—	—	(692)	—	(692)
Intersegment expenses	3,151	(1,784)	(1,367)	—	—	—
Other [2]	(49,714)	(1,585)	(488)	(51,787)	—	(51,787)
Total non-interest expense	(273,722)	(15,556)	(4,522)	(293,800)	—	(293,800)
Income before income taxes	$130,531	$13,229	$71,327	$215,087	$—	$215,087
Income tax expense	(45,607)	—	(155)	(45,762)	—	(45,762)
Net income	$84,924	$13,229	$71,172	$169,325	$—	$169,325
Total assets	$10,208,889	$42,346	$3,212,469	$13,463,704	$(1,319,225)	$12,144,479
Expenditures for long-lived assets	$17,744	$—	$—	$17,744	$—	$17,744

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
Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, that operates within the Bank. The time deposit, with balances of $288.1 million and $282.5 million at September 30, 2026 and 2025, respectively, is used to fund Oriental Overseas operations. The deposit and corresponding interest expense are included in the Treasury segment, and the related interest income is included in the Banking segment. These intersegment balances and amounts are eliminated in consolidation. Interest income is accrued on the unpaid principal balance.

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2025
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$163,168	$5	$38,422	$201,595	$(1,450)	$200,145
Interest expense	(37,346)	—	(9,525)	(46,871)	1,450	(45,421)
Net interest income	125,822	5	28,897	154,724	—	154,724
Provision for credit losses	(28,216)	—	(42)	(28,258)	—	(28,258)
Non-interest income, net	20,232	9,276	1,945	31,453	—	31,453
Non-interest expenses [1]:
Compensation and employee benefits	(37,048)	(2,520)	(268)	(39,836)	—	(39,836)
Occupancy, equipment and infrastructure costs	(9,518)	(179)	(19)	(9,716)	—	(9,716)
Depreciation and amortization of premises and equipment	(5,260)	(13)	(5)	(5,278)	—	(5,278)
Electronic banking charges	(12,657)	—	—	(12,657)	—	(12,657)
Information technology expenses	(6,749)	(50)	(6)	(6,805)	—	(6,805)
Professional and service fees	(4,677)	(690)	31	(5,336)	—	(5,336)
Loan servicing and clearing expenses	(1,750)	(412)	(126)	(2,288)	—	(2,288)
Amortization of other intangibles assets	(288)	—	—	(288)	—	(288)
Intersegment expenses	1,183	(614)	(569)	—	—	—
Other [2]	(13,638)	(582)	(124)	(14,344)	—	(14,344)
Total non-interest expense	(90,402)	(5,060)	(1,086)	(96,548)	—	(96,548)
Income before income taxes	$27,436	$4,221	$29,714	$61,371	$—	$61,371
Income tax expense	(9,481)	—	(52)	(9,533)	—	(9,533)
Net income	$17,955	$4,221	$29,662	$51,838	$—	$51,838
Total assets	$9,992,368	$30,113	$3,556,709	$13,579,190	$(1,349,378)	$12,229,812
Expenditures for long-lived assets	$3,984	$2	$—	$3,986	$—	$3,986

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

OFG BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2025
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$476,973	$16	$110,830	$587,819	$(4,105)	$583,714
Interest expense	(107,302)	—	(24,794)	(132,096)	4,105	(127,991)
Net interest income	369,671	16	86,036	455,723	—	455,723
(Provision for) recapture of credit losses	(75,584)	—	(40)	(75,624)	—	(75,624)
Non-interest income, net	62,231	27,222	1,947	91,400	—	91,400
Non-interest expenses [1]
Compensation and employee benefits	(110,796)	(7,711)	(826)	(119,333)	—	(119,333)
Occupancy, equipment and infrastructure costs	(28,393)	(548)	(53)	(28,994)	—	(28,994)
Depreciation and amortization of premises and equipment	(15,396)	(38)	(15)	(15,449)	—	(15,449)
Electronic banking charges	(34,602)	—	—	(34,602)	—	(34,602)
Information technology expenses	(19,624)	(147)	—	(19,771)	—	(19,771)
Professional and service fees	(13,035)	(2,157)	(75)	(15,267)	—	(15,267)
Loan servicing and clearing expenses	(5,031)	(1,339)	(324)	(6,694)	—	(6,694)
Amortization of other intangible assets	(865)	—	—	(865)	—	(865)
Intersegment expenses	2,988	(1,704)	(1,284)	—	—	—
Other [2]	(42,104)	(1,345)	(378)	(43,827)	—	(43,827)
Total non-interest expense	(266,858)	(14,989)	(2,955)	(284,802)	—	(284,802)
Income before income taxes	$89,460	$12,249	$84,988	$186,697	$—	$186,697
Income tax expense	(37,326)	(17)	(144)	(37,487)	—	(37,487)
Net income	$52,134	$12,232	$84,844	$149,210	$—	$149,210
Total assets	$9,992,368	$30,113	$3,556,709	$13,579,190	$(1,349,378)	$12,229,812
Expenditures for long-lived assets	$12,482	$3	$—	$12,485	$—	$12,485

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

NOTE 24 – SUBSEQUENT EVENTS
In October 2026, OFG announced that its Board approved the increase of its regular quarterly cash dividend to $0.40 per common share from $0.35 per share, beginning in the quarter ending December 31, 2026.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 1, “Financial Statements” of this quarterly report on

Form 10-Q. This discussion and analysis section contains forward-looking statements. Please see the discussion under “Forward-Looking Statements,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk” in this quarterly report on Form 10-Q and our 2025 Form 10-K, as supplemented and amended by subsequent quarterly reports on Form 10-Q, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Other factors not identified above, including those described under the headings in our 2025 Form 10-K and any subsequent quarterly reports on Form 10-Q, may also cause actual results to differ materially from those described in our forward-looking statements.

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
RECENT DEVELOPMENTS
Capital Actions
In October 2026, OFG announced that its Board approved the increase of its regular quarterly cash dividend to $0.40 per common share from $0.35 per share, beginning in the quarter ending December 31, 2026.
Economic Conditions

Puerto Rico’s economy has remained resilient, supported by healthy system liquidity, favorable labor market conditions, and continued infrastructure investment. According to the Puerto Rico Department of Economic Development and Commerce, the Puerto Rico Economic Activity Index (“PR-EAI”) increased 0.8% year over year in September 2026, while total non-farm payroll employment averaged approximately 956,200 jobs, up 0.8% from the prior year. Economic activity continues to benefit from infrastructure projects and private investment, while manufacturing expansion and new on-shoring initiatives support the long-term economic outlook. OFG remains attentive to evolving macroeconomic conditions, including higher energy costs, inflation and interest rates, and broader geopolitical developments, and continues to monitor their possible impact on Puerto Rico’s economy and on OFG’s business and results of operations.

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
FINANCIAL HIGHLIGHTS

With year-over-year increases of 14.7% in EPS, 9.2% in net income and 1.0% in core revenues, third quarter results reflected continued momentum in commercial loan growth, stable credit quality and core deposit balances, disciplined expense management, and healthy profitability. OFG also repurchased $13.5 million of common shares, reinforcing its commitment to creating long-term shareholder value.
During the third quarter of 2026, OFG continued advancing its digital bank with a human touch strategy. Customers are embracing OFG’s digital tools and value-added services while our Libre+, Elite, and My Biz accounts are attracting new clients and helping our bankers deepen existing relationships.
On a macro level, the Puerto Rico economy remains stable, supported by a healthy labor market and ongoing expansion by local and mainland businesses.
Third Quarter of 2026:

Earnings per common share diluted was $1.33 compared to $1.39 in the second quarter of 2026 and $1.16 in the third quarter of 2025. Net income available to common shareholders was $56.6 million compared to $58.8 million in the second quarter of 2026 and $51.8 million in the third quarter of 2025. Total core revenues (non-GAAP) were $185.7 million compared to $190.3 million in the second quarter of 2026 and $184.0 million in the third quarter of 2025. Please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP financial measures” section in this quarterly report on Form 10-Q.

Performance metrics: Net interest margin of 5.23%, return on average assets of 1.86%, return on average tangible common stockholders’ equity of 17.06%, and efficiency ratio of 51.83%.

Total Interest Income of $195.7 million compared to $197.2 million in the second quarter of 2026 and $200.1 million in the third quarter of 2025. The third quarter of 2026 decreased $1.4 million sequentially, primarily reflecting the absence of $4.1 million from three paid in full commercial loans in the second quarter of 2026, partially offset by higher average balances of loans and cash, higher yields in cash and the investment portfolio, and $1.6 million from one additional business day.
Total Interest Expense was $42.2 million compared to $39.9 million in the second quarter of 2026 and $45.4 million in the third quarter of 2025. Interest expense increased $2.3 million sequentially in the third quarter of 2026 primarily reflecting higher average deposit balances at a higher cost and $0.4 million from one additional business day.
Total Banking and Financial Service Revenues were $32.2 million compared to $33.0 million in the second quarter of 2026 and $29.3 million in the third quarter of 2025. These revenues decreased $0.8 million sequentially in the third quarter of 2026, reflecting the absence of $1.1 million in insurance and annuity fees in wealth management in the second quarter of 2026 and lower mortgage banking revenues, partially offset by higher banking service revenues.

Pre-Provision Net Revenues (Non-GAAP) were $89.9 million compared to $87.5 million in the second quarter of 2026 and $89.6 million in the third quarter of 2025. Please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP financial measures” section in this quarterly report on Form 10-Q.
Total Provision for Credit Losses of $18.1 million compared to $13.0 million in the second quarter of 2026 and $28.3 million in the third quarter of 2025. Total provision for credit losses in the third quarter of 2026 primarily reflected $17.5 million for increased loan volume and $1.3 million due to seasonal adjustment for auto delinquency, while the second quarter of 2026 included $14.7 million for increased loan volume and $1.9 million in commercial loan recoveries.
Credit Quality: The early and total delinquency rates of 2.65% and 3.91% both increased sequentially from the second quarter of 2026 due to seasonal trends, but declined year over year compared to third quarter of 2025. At the same time, the third quarter of 2026 net charge-offs (“NCOs”) and nonperforming loan rates of 0.70% and 0.74% both declined compared to both the second quarter of 2026 and the third quarter of 2025.
Total Non-Interest Expense was $96.3 million compared to $102.8 million in the second quarter of 2026 and $96.5 million in the third quarter of 2025. The third quarter of 2026 primarily reflected the absence of $5.8 million in business related operational charges in the second quarter of 2026.
Income Tax Expense was $15.2 million compared to $15.7 million in the second quarter of 2026 and $9.5 million in the third quarter of 2025.
Loans Held-for-Investment of $8.45 billion compared to $8.30 billion in the second quarter of 2026 and $8.12 billion in the third quarter of 2025. Loans held-for-investment in the third quarter of 2026 grew $150.9 million or 1.8% sequentially, reflecting increases in Puerto Rico commercial and consumer loans, more than offsetting declines in other categories. Year over year, loans are up 4.1%.
New loan production of $693.8 million compared to $755.0 million in the second quarter of 2026 and $623.9 million in the third quarter of 2025. The third quarter of 2026 production decreased $61.2 million sequentially, reflecting decreases in Puerto Rico commercial, auto, and residential mortgage, partially offset by increases in U.S. commercial and Puerto Rico consumer loans.
Total Investments of $2.72 billion compared to $2.70 billion in the second quarter of 2026 and $2.94 billion in the third quarter of 2025. The third quarter of 2026 primarily reflected purchases of $216.1 million of mortgage-backed securities toward the end of the quarter and $21.1 million of securitizations, partially offset by market value adjustments and mortgage-backed securities principal paydowns.
Customer Deposits of $9.66 billion compared to $9.74 billion in the second quarter of 2026 and $9.82 billion in the third quarter of 2025. The third quarter of 2026 deposits decreased $79.9 million or 0.8% sequentially, reflecting decreases in demand and savings deposits, partially offset by an increase in time deposits.
Total Borrowings and Brokered Deposits of $926.6 million compared to $795.5 million in the second quarter of 2026 and $746.4 million in the third quarter of 2025. The third quarter of 2026 total borrowings and brokered deposits increased $131.1 million sequentially for liquidity management purposes.
Cash and Cash Equivalents of $566.8 million compared to $745.7 million in the second quarter of 2026 and $740.3 million in the third quarter of 2025. Cash in the third quarter of 2026 decreased $178.9 million sequentially primarily due to the above mentioned mortgage-backed securities purchases and loan growth.
Capital: CET1 ratio was 14.10% compared to 14.07% in the second quarter of 2026 and 14.13% in the third quarter of 2025. Tangible common equity to tangible assets ratio was 10.34% compared to 10.90% in the second quarter of 2026 and 10.55% in the third quarter of 2025. Tangible Book Value (“TBV”) per share was $29.66 compared to $31.12 in the second quarter of 2026 and $28.92 in the third quarter of 2025. The third quarter of 2026 TBV declined sequentially primarily due to the change in accumulated other comprehensive loss.

Selected income statement and balance sheet data and key performance indicators are presented in the tables below:

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2026	2025	Variance %	2026	2025	Variance %
EARNINGS DATA:	(Dollars in thousands, except per share data)
Interest income	$195,744	$200,145	(2.2)%	$587,020	$583,714	0.6%
Interest expense	42,174	45,421	(7.1)%	122,338	127,991	(4.4)%
Net interest income	153,570	154,724	(0.7)%	464,682	455,723	2.0%
Provision for credit losses	18,140	28,258	(35.8)%	53,629	75,624	(29.1)%
Net interest income after provision for credit losses	135,430	126,466	7.1%	411,053	380,099	8.1%
Non-interest income	32,644	31,453	3.8%	97,834	91,400	7.0%
Non-interest expenses	96,265	96,548	(0.3)%	293,800	284,802	3.2%
Income before taxes	71,809	61,371	17.0%	215,087	186,697	15.2%
Income tax expense	15,198	9,533	59.4%	45,762	37,487	22.1%
Net income available to common shareholders	$56,611	$51,838	9.2%	$169,325	$149,210	13.5%
PER SHARE DATA:
EPS Basic	$1.34	$1.17	14.5%	$3.99	$3.33	19.8%
EPS Diluted	$1.33	$1.16	14.7%	$3.97	$3.31	19.9%
Average common shares outstanding	42,191	44,430	(5.0)%	42,410	44,857	(5.5)%
Average common shares outstanding and equivalents	42,444	44,658	(5.0)%	42,620	45,056	(5.4)%
Cash dividends declared per common share	$0.35	$0.30	16.7%	$1.05	$0.90	16.7%
Cash dividends declared on common shares	$14,884	$13,419	10.9%	$44,343	$40,300	10.0%
Dividend payout ratio	26.32%	25.86%	1.8%	26.45%	27.19%	(2.7)%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.86%	1.69%	10.1%	1.86%	1.66%	12.0%
Return on average common equity (ROE)	15.96%	15.23%	4.8%	16.02%	15.03%	6.6%
Return on average tangible common stockholders’ equity (non-GAAP, see Table 18)	17.06%	16.39%	4.1%	17.14%	16.22%	5.7%
Efficiency ratio	51.83%	52.48%	(1.2)%	52.29%	52.31%	—%
Interest rate spread	5.09%	5.09%	—%	5.19%	5.17%	0.4%
Interest rate margin	5.23%	5.24%	(0.2)%	5.35%	5.32%	0.6%

	September 30,	December 31,	Variance
	2026	2025	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(Dollars in thousands, except per share data)
Investments and loans
Investment securities	$2,717,135	$2,843,141	(4.4)%
Loans, net	8,266,856	8,014,246	3.2%
Total investments and loans	$10,983,991	$10,857,387	1.2%
Deposits and borrowings
Deposits	$9,988,919	$10,262,752	(2.7)%
Securities sold under agreements to repurchase	200,673	100,714	99.3%
Advances from FHLB and other borrowings	401,361	456,590	(12.1)%
Total deposits and borrowings	$10,590,953	$10,820,056	(2.1)%
Stockholders’ equity
Common stock	59,885	59,885	—%
Additional paid-in capital	643,653	642,973	0.1%
Legal surplus	204,892	188,490	8.7%
Retained earnings	1,013,210	904,630	12.0%
Treasury stock, at cost	(445,597)	(389,067)	14.5%
Accumulated other comprehensive loss	(139,167)	(16,906)	723.2%
Total stockholders’ equity	$1,336,876	$1,390,005	(3.8)%
Per share data
Book value per common share	$31.83	$32.13	(0.9)%
Tangible book value per common share (non-GAAP, see Table 17)	$29.66	$29.96	(1.0)%
Market price	$50.08	$40.98	22.2%
Capital ratios
Leverage capital	11.44%	10.71%	6.8%
Common equity Tier 1 capital	14.10%	13.97%	0.9%
Tier 1 risk-based capital	14.10%	13.97%	0.9%
Total risk-based capital	15.36%	15.24%	0.8%
Financial assets managed
Trust assets managed	$2,408,906	$2,490,272	(3.3)%
Broker-dealer assets managed	3,309,195	2,612,508	26.7%
Total assets managed	$5,718,101	$5,102,780	12.1%

ANALYSIS OF RESULTS OF OPERATIONS
The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2026 and 2025.
TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE FOR THE QUARTERS ENDED SEPTEMBER 30, 2026 AND 2025

	Interest		Average rate		Average balance
	September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
A - TAX-EQUIVALENT SPREAD (Non-GAAP)
Interest-earning assets	$195,744	$200,145	6.67%	6.78%	$11,648,826	$11,715,599
Tax-equivalent adjustment	4,587	4,045	0.16%	0.14%	—	—
Interest-earning assets tax-equivalent (1)	200,331	204,190	6.83%	6.92%	11,648,826	11,715,599
Interest-bearing liabilities	42,174	45,421	1.58%	1.69%	10,561,360	10,635,563
Tax-equivalent net interest income / spread	158,157	158,769	5.25%	5.23%	1,087,466	1,080,036
Tax-equivalent interest rate margin			5.41%	5.37%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	29,479	30,256	4.33%	4.27%	2,722,141	2,832,563
Interest-bearing cash and money market investments	5,859	8,555	3.61%	4.32%	644,029	784,978
Total investments	35,338	38,811	4.17%	4.26%	3,366,170	3,617,541
Non-PCD loans
Mortgage	8,722	8,146	5.77%	5.63%	604,784	579,185
Commercial	63,080	60,839	6.98%	7.34%	3,587,794	3,287,304
Consumer	20,747	20,551	11.53%	11.56%	714,142	705,515
Auto	55,445	57,129	8.42%	8.53%	2,613,057	2,656,916
Total Non-PCD loans	147,994	146,665	7.81%	8.05%	7,519,777	7,228,920
PCD loans
Mortgage	11,036	12,856	6.33%	6.57%	697,008	782,580
Commercial	1,356	1,746	8.28%	8.12%	65,533	86,052
Consumer	15	48	21.98%	44.65%	273	430
Auto	5	19	30.77%	98.70%	65	76
Total PCD loans	12,412	14,669	6.51%	6.75%	762,879	869,138
Total loans (2)	160,406	161,334	7.68%	7.90%	8,282,656	8,098,058
Total interest-earning assets	195,744	200,145	6.67%	6.78%	11,648,826	11,715,599

	Interest		Average rate		Average balance
	September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW accounts	5,959	15,941	1.14%	1.97%	2,076,510	3,208,598
Savings and money market	6,316	6,212	1.07%	1.11%	2,333,667	2,215,538
Time deposits	20,639	14,362	3.21%	3.07%	2,553,623	1,854,320
	32,914	36,515	1.88%	1.99%	6,963,800	7,278,456
Brokered deposits	2,671	2,284	4.09%	4.11%	259,219	220,362
	35,585	38,799	1.95%	2.05%	7,223,019	7,498,818
Non-interest-bearing deposits	—	—	—%	—%	2,756,880	2,587,913
Fair value premium and core deposit intangible amortizations	755	943	—%	—%	—	—
Total deposits	36,340	39,742	1.44%	1.56%	9,979,899	10,086,731
Borrowings:
Securities sold under agreements to repurchase	1,225	986	3.62%	4.21%	134,360	93,028
Advances from FHLB and other borrowings	4,609	4,693	4.09%	4.08%	447,101	455,804
Total borrowings	5,834	5,679	3.98%	4.10%	581,461	548,832
Total interest-bearing liabilities	42,174	45,421	1.58%	1.69%	10,561,360	10,635,563
Net interest income / spread	$153,570	$154,724	5.09%	5.09%
Interest rate margin			5.23%	5.24%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,087,466	$1,080,036
Average interest-earning assets to average interest-bearing liabilities ratio					110.30%	110.15%
(1) To provide meaningful comparisons of interest income, yields, and net interest margins, we calculate interest income on a tax-equivalent basis. This involves adjusting the interest income from tax-exempt assets to be equivalent to taxable investments. Note that this adjustment is not permitted under GAAP in the unaudited consolidated statements of operations.
(2) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest income:
Investment securities	$(1,033)	$256	$(777)
Interest-bearing cash and money market investments	(1,404)	(1,292)	(2,696)
Loans	3,286	(4,214)	(928)
Total interest income	849	(5,250)	(4,401)
Interest expense:
NOW accounts	(7,230)	(2,752)	(9,982)
Savings and money market	391	(287)	104
Time deposits	5,628	649	6,277
Brokered deposits	400	(13)	387
Fair value premium and core deposit intangible amortizations	—	(188)	(188)
Securities sold under agreements to repurchase	392	(153)	239
Advances from FHLB and other borrowings	(90)	6	(84)
Total interest expense	(509)	(2,738)	(3,247)
Net interest income	$1,358	$(2,512)	$(1,154)
TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025

	Interest		Average rate		Average balance
	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
A - TAX-EQUIVALENT SPREAD (Non-GAAP)
Interest-earning assets	$587,020	583,714	6.75%	6.82%	$11,621,623	$11,446,863
Tax-equivalent adjustment	12,541	11,440	0.14%	0.13%	—	—
Interest-earning assets tax-equivalent (1)	599,561	595,154	6.89%	6.95%	11,621,623	11,446,863
Interest-bearing liabilities	122,338	127,991	1.56%	1.65%	10,517,670	10,396,817
Tax-equivalent net interest income / spread	477,223	467,163	5.33%	5.30%	1,103,953	1,050,046
Tax-equivalent interest rate margin			5.47%	5.43%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	88,438	89,036	4.29%	4.26%	2,749,370	2,787,888
Interest-bearing cash and money market investments	17,207	22,949	3.60%	4.33%	639,915	708,922
Total investments	105,645	111,985	4.17%	4.28%	3,389,285	3,496,810
Non-PCD loans
Mortgage	25,669	24,401	5.76%	5.65%	594,524	576,202
Commercial	184,374	173,222	7.00%	7.34%	3,519,855	3,157,315
Consumer	61,041	60,495	11.54%	11.57%	706,973	698,827
Auto	165,983	168,034	8.45%	8.57%	2,625,137	2,622,485
Total Non-PCD loans	437,067	426,152	7.85%	8.08%	7,446,489	7,054,829

	Interest		Average rate		Average balance
	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
PCD loans
Mortgage	33,782	38,065	6.28%	6.30%	717,770	805,877
Commercial	10,465	7,390	20.66%	11.12%	67,719	88,596
Consumer	43	85	19.91%	19.41%	288	581
Auto	18	37	33.33%	28.67%	72	170
Total PCD loans	44,308	45,577	7.52%	6.79%	785,849	895,224
Total loans (2)	481,375	471,729	7.82%	7.93%	8,232,338	7,950,053
Total interest-earning assets	$587,020	$583,714	6.75%	6.82%	$11,621,623	$11,446,863

Interest-bearing liabilities:
Deposits:
NOW accounts	24,838	46,288	1.37%	1.93%	2,428,203	3,204,413
Savings accounts	18,988	16,415	1.09%	1.02%	2,333,056	2,143,116
Time deposits	50,735	42,099	3.11%	3.08%	2,180,119	1,824,830
Total core deposits	94,561	104,802	1.82%	1.95%	6,941,378	7,172,359
Brokered deposits	7,507	6,281	4.05%	4.15%	247,942	202,309
	102,068	111,083	1.90%	2.01%	7,189,320	7,374,668
Non-interest-bearing deposits	—	—	—%	—%	2,721,477	2,570,680
Fair value premium and core deposit intangible amortizations	2,264	2,830	—%	—%	—	—
Total deposits	104,332	113,913	1.41%	1.53%	9,910,797	9,945,348
Borrowings:
Securities sold under agreements to repurchase	4,154	1,816	3.62%	4.35%	153,585	55,800
Advances from FHLB and other borrowings	13,852	12,262	4.09%	4.14%	453,288	395,669
Total borrowings	18,006	14,078	3.97%	4.17%	606,873	451,469
Total interest-bearing liabilities	122,338	127,991	1.56%	1.65%	10,517,670	10,396,817
Net interest income / spread	$464,682	$455,723	5.19%	5.17%
Interest rate margin			5.35%	5.32%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,103,953	$1,050,046
Average interest-earning assets to average interest-bearing liabilities ratio					110.50%	110.10%
(1) To provide meaningful comparisons of interest income, yields, and net interest margins, we calculate interest income on a tax-equivalent basis. This involves adjusting the interest income from tax-exempt assets to be equivalent to taxable investments. Note that this adjustment is not permitted under GAAP in the unaudited consolidated statements of operations.
(2) Includes loans held for sale and excludes allowance for credit losses. Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
	(In thousands)
Interest income:
Investment securities	$(706)	$108	$(598)
Interest-bearing cash and money market investments	(2,096)	(3,646)	(5,742)
Loans	16,585	(6,939)	9,646
Total interest income	13,783	(10,477)	3,306
Interest expense:
NOW accounts	(16,002)	(5,448)	(21,450)
Savings accounts	2,571	2	2,573
Time deposits	8,265	371	8,636
Brokered deposits	1,385	(159)	1,226
Fair value premium and core deposit intangible amortizations	—	(566)	(566)
Securities sold under agreements to repurchase	2,692	(354)	2,338
Advances from FHLB and other borrowings	1,763	(173)	1,590
Total interest expense	674	(6,327)	(5,653)
Net interest income	$13,109	$(4,150)	$8,959
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
Comparison of quarters ended September 30, 2026 and 2025
Net interest income of $153.6 million decreased $1.2 million from $154.7 million, reflecting lower interest income from interest-bearing cash and money market investments, investment securities, and loans, as well as higher borrowing costs. This decrease was partially offset by lower deposit costs.
On a tax-equivalent basis net interest income decreased $612 thousand or 0.4% to $158.2 million from $158.8 million.
The interest rate spread remained stable at 5.09% in both periods, while the net interest margin decreased by one basis point to 5.23% from 5.24%.
The decrease in net interest income reflected:
•A $2.7 million decrease in interest income on interest-bearing cash and money market investments, primarily reflecting a $140.9 million reduction in average balances and a 71 basis point decrease in yields;
•A $928 thousand decrease in loan interest income, reflecting lower interest income from auto loans of $1.7 million, primarily due to a $43.9 million decline in average balances, and from residential mortgage loans of $1.2 million, reflecting a $60.0 million decrease in average balances primarily due to the extinguishment of the PCD portfolio, securitization and sale of conforming loans, and normal paydowns. These declines were partially offset by a $1.9 million increase in commercial loan interest income, mainly due to the increase of $280.0 million in average balances and repricing of variable-rate loans, consistent with OFG’s strategy to grow commercial lending in Puerto Rico and the U.S. mainland; and
•A $777 thousand decrease in interest income from investment securities, reflecting a $110.4 million decline in average balances primarily due to principal paydowns of mortgage-backed securities, partially offset by a 6 basis point increase in yields.

These decreases were offset by a $3.4 million decrease in deposit costs, reflecting lower average yields and the previously mentioned $500 million government demand deposit transfer into a wealth management account in January 2026, partially offset by growth in retail and commercial deposits.
Comparison of the nine-month periods ended September 30, 2026 and 2025
Net interest income of $464.7 million increased $9.0 million from $455.7 million reflecting higher loan interest income and lower deposit costs. This increase was partially offset by lower interest income from interest-bearing cash and money market investments, investment securities, as well as higher borrowing costs.
On a tax-equivalent basis net interest income increased $10.0 million, or 2.1%, to $477.2 million from $467.2 million.
Interest rate spread increased 2 basis points to 5.19% from 5.17%, while the net interest margin increased 3 basis points to 5.35% from 5.32%.
Net interest income was positively impacted by:
•A $9.6 million increase in loan interest income, primarily driven by higher commercial loan interest income of $14.2 million, reflecting a $341.7 million increase in average balances and the repricing of variable-rate loans consistent with OFG’s strategy to grow commercial lending in Puerto Rico and the U.S. mainland, as well as a $504 thousand increase in consumer loan interest income due to an increase of $7.9 million in average balance. These increases were partially offset by a $3.0 million decrease from mortgage loan interest income, reflecting a reduction of $69.8 million in average balances from the extinguishment of the PCD portfolio, securitization and sale of conforming loans and regular paydowns, and a $2.1 million decrease in auto loan interest income, reflecting a 14 basis point decline in yield; and
•A $9.6 million decrease in deposit costs, reflecting lower yields and the previously mentioned $500 million government demand deposit transfer into a wealth management account in January 2026, partially offset by growth in retail and commercial deposits.
This increase was partially offset by a $5.7 million decrease in interest income on interest-bearing cash and money market investments, reflecting lower average balances and a decline in yields attributable to lower market interest rates, and a $3.9 million increase in interest paid on borrowings related to higher volume of securities under agreements to repurchase and FHLB advances from liquidity management strategies.
TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2026	2025	Variance %	2026	2025	Variance %
	(Dollars in thousands)
Banking service revenue	$17,674	$15,930	11.0%	$52,015	$47,893	8.6%
Wealth management revenue	9,367	9,014	3.9%	28,007	26,387	6.1%
Mortgage banking activities	5,137	4,312	19.1%	17,128	14,434	18.7%
Total banking and financial service revenue	32,178	29,256	10.0%	97,150	88,714	9.5%
Other non-interest income	466	2,197	(78.8)%	684	2,686	(74.5)%
Total non-interest income	$32,644	$31,453	3.8%	$97,834	$91,400	7.0%
Non-interest income
Non-interest income is affected by fees generated from loans and deposit accounts, the amount of assets under management of the Bank’s trust department, transactions generated by clients’ financial assets serviced by OFG’s securities broker-dealer, insurance agency and reinsurance subsidiaries, the level of mortgage banking activities, and gains or losses on sales of assets.

Comparison of quarters ended September 30, 2026 and 2025
Non-interest income increased $1.2 million or 3.8% to $32.6 million from $31.5 million. The increase in non-interest income was due to:
•A $1.7 million increase in banking service revenue, primarily reflecting a $1.6 million increase in electronic banking fees driven by higher debit card interchange income and merchant business activity, and a $158 thousand increase in deposit account fees due to higher checking account service charges;
•An $825 thousand increase in mortgage banking activities, reflecting a $1.7 million increase in servicing fees, including a $1.9 million favorable variance in the valuation of mortgage servicing rights, and $117 thousand increase in gains on sale of repurchased loans, partially offset by a $1.0 million decrease in gains on sale of loans and securitization; and
•A $353 thousand increase in wealth management revenues, mainly due to a $427 thousand increase in broker fees related to investment advisory services fees and securities sales commissions, partially offset by a $163 thousand decrease in insurance income due to lower annuities and contingency commissions.
The increase was partially offset by a $1.7 million decrease in other non-interest income reflecting $1.9 million gains recognized during the prior year quarter on investments held by OFG Ventures in fintech-focused funds.
Comparison of the nine-month periods ended September 30, 2026 and 2025
Non-interest income increased $6.4 million to $97.8 million from $91.4 million. The increase was mainly due to:
•A $4.1 million increase in banking service revenues, reflecting a $4.7 million increase in electronic banking fees driven by higher debit card interchange income, merchant business activity, and cash management and account analysis fees. These increases were partially offset by a $496 thousand decrease in loan prepayments and servicing fees and commissions, and a $130 thousand decrease in deposit account fees due to lower checking account service charges;
•A $2.7 million increase in mortgage banking activities, mainly due to $4.8 million in servicing fees, including a $5.3 million favorable variance in the valuation of mortgage servicing rights, partially offset by a $1.9 million decrease in gains on sale of loans and securitizations and a $197 thousand decrease in gains on sale of repurchased loans; and
•A $1.6 million increase in wealth management revenue primarily reflecting a $1.4 million increase in broker fees related to investment advisory service fees, securities sales commissions and mutual funds retailer fees, and a $215 thousand increase in trust fees.
The increase was partially offset by a $2.0 million decrease in other non-interest income reflecting $1.9 million gains recognized on investments held by OFG Ventures in fintech-focused funds during the prior year period.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2026	2025	Variance %	2026	2025	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$40,511	$39,836	1.7%	$123,034	$119,333	3.1%
Occupancy, equipment and infrastructure costs	14,760	14,994	(1.6)%	42,451	44,443	(4.5)%
Electronic banking charges	12,502	12,657	(1.2)%	33,336	34,602	(3.7)%
Information technology expenses	5,823	6,805	(14.4)%	19,537	19,771	(1.2)%
Professional and service fees	4,344	5,336	(18.6)%	15,397	15,267	0.9%
Taxes, other than payroll and income taxes	4,267	4,153	2.8%	12,558	11,622	8.1%
Insurance	2,738	2,721	0.6%	8,412	8,511	(1.2)%
Advertising, business promotion, and strategic initiatives	3,277	2,875	14.0%	9,480	8,036	18.0%
Loan servicing and clearing expenses	2,505	2,288	9.5%	7,566	6,694	13.0%
Communication	1,035	1,080	(4.2)%	3,234	3,421	(5.5)%
Printing, postage, stationery and supplies	930	1,022	(9.0)%	3,349	3,151	6.3%
Director and investor relations	298	296	0.7%	1,007	1,013	(0.6)%
Foreclosed real estate and other repossessed assets expenses (income), net	96	(521)	118.4%	(494)	817	(160.5)%
Operational losses and related loss provisions	426	292	45.9%	6,973	671	939.2%
Other	2,753	2,714	1.4%	7,960	7,450	6.8%
Total non-interest expenses	$96,265	$96,548	(0.3)%	$293,800	$284,802	3.2%
Relevant ratios and data:
Efficiency ratio	51.83%	52.48%		52.29%	52.31%
Compensation and benefits to non-interest expense	42.08%	41.26%		41.88%	41.90%
Compensation to average total assets owned	1.33%	1.30%		1.35%	1.33%
Number of employees end of period	2,156	2,217		2,156	2,217
Average number of employees	2,162	2,214		2,176	2,219
Average compensation per employee (in thousands)	$74.95	$71.97		$75.39	$71.69
Average loans per average employee	$3,831	$3,658		$3,783	$3,582
Non-Interest Expense
Comparison of quarters ended September 30, 2026 and 2025
Non-interest expense was $96.3 million, representing a decrease of 0.3% or $283 thousand, compared to $96.5 million. The decrease in non-interest expense was mainly due to:
•A $992 thousand decrease in professional and service fees reflecting lower compliance-related expenses; and
•A $982 thousand decrease in information technology expenses primarily reflecting $724 thousand in reduced data processing costs and $772 thousand in reduced IT support expenses, partially offset by a $520 thousand increase in cloud computing costs.
These decreases in non-interest expense were partially offset by:
•A $675 thousand increase in compensation and employee benefits, as a result of higher salaries and benefits, including payroll taxes;

•A $617 thousand increase in foreclosed real estate and other repossessed assets expenses, net, primarily reflecting a $481 thousand unfavorable variance in the valuation of foreclosed real estate and $138 thousand in higher credit-related expenses; and
•A $402 thousand increase in advertising, business promotion, and strategic initiatives driven by a new branding marketing campaign during 2026.
The efficiency ratio was 51.83% compared to 52.48%. The efficiency ratio measures how much of OFG’s revenues is used to pay operating expenses. OFG computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that were excluded from the adjusted efficiency ratio computation for the quarters ended September 30, 2026 and 2025, amounted to $466 thousand and $2.2 million, respectively.
Comparison of the nine-month periods ended September 30, 2026 and 2025
Non-interest expense was $293.8 million, representing an increase of 3.2% or $9.0 million, compared to $284.8 million. The increase in non-interest expense was mainly due to:
•A $6.3 million increase in operational losses and related loss provisions, which includes a provision of $5.8 million recorded in the second quarter of 2026;
•A $3.7 million increase in compensation and employee benefits from higher salaries and benefits, including payroll taxes; and
•A $1.4 million increase in advertising, business promotion, and strategic initiatives driven by a new branding marketing campaign during 2026.
These increases in non-interest expense were partially offset by:
•A $2.0 million decrease in occupancy, equipment and infrastructure costs, driven by lower internet services expenses of $1.1 million, $572 thousand in reduced software maintenance expenses, and a $445 thousand insurance reimbursement related to equipment;
•A $1.3 million decrease in foreclosed real estate and other repossessed assets expenses, net. This reduction primarily reflects a $1.4 million increase in gains from the sale of other repossessed assets due to improved pricing and a $509 thousand decrease in credit-related expenses, which includes $421 thousand in escrow recoveries related to acquired residential loans recognized in the second quarter of 2026. These decreases were partially offset by a $523 thousand unfavorable variance in the valuation of foreclosed real estate; and
•A $1.3 million decrease in electronic banking charges mainly due to the benefit recognized from a $3.6 million business-related volume incentive payment in the first quarter of 2026.
The efficiency ratio was 52.29% compared to 52.31%. Amounts presented as part of non-interest income that were excluded from the efficiency ratio computation for 2026 and 2025 amounted to $684 thousand and $2.7 million, respectively.
Provision for Credit Losses
Comparison of quarters ended September 30, 2026 and 2025
Provision for credit losses decreased by $10.1 million to $18.1 million from $28.3 million. The provision for credit losses for the third quarter of 2026, reflected $17.5 million for increased loan volume and $1.3 million due to seasonal adjustment for auto delinquency. The provision for credit losses for the third quarter of 2025, reflected $13.5 million for increased loan volume, $5.6 million in specific reserves on two commercial loans, $4.3 million for updated prepayment assumptions in commercial loans and residential mortgage loans, $2.9 million for macroeconomic factors, and $1.3 million due to qualitative adjustment.

Comparison of the nine-month periods ended September 30, 2026 and 2025
Provision for credit losses decreased by $22.0 million to $53.6 million from $75.6 million. The provision for credit losses for the nine-month period ended September 30, 2026, reflected $49.6 million related to loan volume and $3.0 million related to specific commercial loan reserves. The provision for credit losses for the nine-month period ended September 30, 2025, reflected $48.1 million related to loan volume, $14.2 million in commercial loans specific reserves and $13.6 million due to alignment of economic and loss rate model assumptions.
Income Tax Expense
Comparison of quarters ended September 30, 2026 and 2025
Income tax expense for the third quarter of 2026 increased by $5.7 million to $15.2 million from $9.5 million, primarily due to higher income before taxes and fewer favorable discrete items. OFG maintained an ETR lower than the statutory rate for the third quarter of 2026 and 2025 of 21.2% and 15.5%, respectively. The lower ETR is mainly related to exempt income and investments subject to preferential tax treatment under the PR Code. The third quarter of 2025 ETR was further reduced by the cumulative effect of changes in the applicable tax rate recognized during the year.
Comparison of the nine-month periods ended September 30, 2026 and 2025
Income tax expense increased by $8.3 million to $45.8 million from $37.5 million, primarily due to higher income before taxes and fewer favorable discrete tax benefits. OFG maintained an ETR lower than the statutory rate for the nine-month periods ended September 30, 2026 and 2025 of 21.3% and 20.1%, reflecting exempt income, investments subject to preferential tax treatment under the PR Code, a discrete tax windfall on stock options, and benefits related to the purchase of tax credits at a discount.
Business Segments
OFG segregates its businesses into the following segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and assess where to allocate resources. Other factors such as OFG’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. OFG measures the performance of these reportable segments based on net income. OFG’s methodology for allocating expenses for corporate services among segments is based on several factors such as revenue, employee headcount, occupied space, and dedicated services or time, among others. Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2026 and 2025.

TABLE 4 - BUSINESS SEGMENTS
	Quarter Ended September 30, 2026
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$161,730	$9	$35,429	$197,168	$(1,424)	$195,744
Interest expense	(33,518)	—	(10,080)	(43,598)	1,424	(42,174)
Net interest income	128,212	9	25,349	153,570	—	153,570
(Provision for) recapture of credit losses	(18,143)	—	3	(18,140)	—	(18,140)
Non-interest income, net	22,978	9,666	—	32,644	—	32,644
Non-interest expenses:
Compensation and employee benefits	(37,628)	(2,591)	(292)	(40,511)	—	(40,511)
Occupancy, equipment and infrastructure costs	(10,402)	(133)	(20)	(10,555)	—	(10,555)
Depreciation and amortization of premises and equipment	(4,190)	(10)	(5)	(4,205)	—	(4,205)
Electronic banking charges	(12,502)	—	—	(12,502)	—	(12,502)
Information technology expenses	(5,786)	(38)	1	(5,823)	—	(5,823)
Professional and service fees	(3,535)	(758)	(51)	(4,344)	—	(4,344)
Loan servicing and clearing expenses	(1,893)	(478)	(134)	(2,505)	—	(2,505)
Amortization of other intangible assets	(230)	—	—	(230)	—	(230)
Intersegment expenses	1,055	(605)	(450)	—	—	—
Other	(14,813)	(585)	(192)	(15,590)	—	(15,590)
Total non-interest expense	(89,924)	(5,198)	(1,143)	(96,265)	—	(96,265)
Income before income taxes	$43,123	$4,477	$24,209	$71,809	$—	$71,809
Income tax expense	(15,152)	—	(46)	(15,198)	—	(15,198)
Net income	$27,971	$4,477	$24,163	$56,611	$—	$56,611
Total assets	$10,208,889	$42,346	$3,212,469	$13,463,704	$(1,319,225)	$12,144,479

	Nine-Month Period Ended September 30, 2026
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$485,249	$21	$105,925	$591,195	$(4,175)	$587,020
Interest expense	(96,381)	—	(30,132)	(126,513)	4,175	(122,338)
Net interest income	388,868	21	75,793	464,682	—	464,682
Provision for credit losses	(53,632)	—	3	(53,629)	—	(53,629)
Non-interest income, net	69,017	28,764	53	97,834	—	97,834
Non-interest expense:
Compensation and employee benefits	(114,406)	(7,710)	(918)	(123,034)	—	(123,034)
Occupancy, equipment and infrastructure costs	(28,123)	(392)	(54)	(28,569)	—	(28,569)
Depreciation and amortization of premises and equipment	(13,833)	(29)	(20)	(13,882)	—	(13,882)
Electronic banking charges	(33,336)	—	—	(33,336)	—	(33,336)
Information technology expenses	(19,413)	(124)	—	(19,537)	—	(19,537)
Professional and service fees	(11,699)	(2,430)	(1,268)	(15,397)	—	(15,397)
Loan servicing and clearing expenses	(5,657)	(1,502)	(407)	(7,566)	—	(7,566)
Amortization of other intangible assets	(692)	—	—	(692)	—	(692)
Intersegment expenses	3,151	(1,784)	(1,367)	—	—	—
Other	(49,714)	(1,585)	(488)	(51,787)	—	(51,787)
Total non-interest expense	(273,722)	(15,556)	(4,522)	(293,800)	—	(293,800)
Income before income taxes	$130,531	$13,229	$71,327	$215,087	$—	$215,087
Income tax expense	(45,607)	—	(155)	(45,762)	—	(45,762)
Net income	$84,924	$13,229	$71,172	$169,325	$—	$169,325
Total assets	$10,208,889	$42,346	$3,212,469	$13,463,704	$(1,319,225)	$12,144,479

Eliminations include interest income and expense for a time deposit opened by the Bank in Oriental Overseas, the IBE unit, that operates within the Bank. The time deposit, with balances of $288.1 million and $282.5 million at September 30, 2026 and 2025, respectively, is used to fund Oriental Overseas operations. The deposit and corresponding interest expense are included in the Treasury segment, and the related interest income is included in the Banking segment. These intersegment balances and amounts are eliminated in consolidation. Interest income is accrued on the unpaid principal balance.

	Quarter Ended September 30, 2025
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$163,168	$5	$38,422	$201,595	$(1,450)	$200,145
Interest expense	(37,346)	—	(9,525)	(46,871)	1,450	(45,421)
Net interest income	125,822	5	28,897	154,724	—	154,724
Provision for credit losses	(28,216)	—	(42)	(28,258)	—	(28,258)
Non-interest income, net	20,232	9,276	1,945	31,453	—	31,453
Non-interest expenses:
Compensation and employee benefits	(37,048)	(2,520)	(268)	(39,836)	—	(39,836)
Occupancy, equipment and infrastructure costs	(9,518)	(179)	(19)	(9,716)	—	(9,716)
Depreciation and amortization of premises and equipment	(5,260)	(13)	(5)	(5,278)	—	(5,278)
Electronic banking charges	(12,657)	—	—	(12,657)	—	(12,657)
Information technology expenses	(6,749)	(50)	(6)	(6,805)	—	(6,805)
Professional and service fees	(4,677)	(690)	31	(5,336)	—	(5,336)
Loan servicing and clearing expenses	(1,750)	(412)	(126)	(2,288)	—	(2,288)
Amortization of other intangibles assets	(288)	—	—	(288)	—	(288)
Intersegment expenses	1,183	(614)	(569)	—	—	—
Other	(13,638)	(582)	(124)	(14,344)	—	(14,344)
Total non-interest expense	(90,402)	(5,060)	(1,086)	(96,548)	—	(96,548)
Income before income taxes	$27,436	$4,221	$29,714	$61,371	$—	$61,371
Income tax expense	(9,481)	—	(52)	(9,533)	—	(9,533)
Net income	$17,955	$4,221	$29,662	$51,838	$—	$51,838
Total assets	$9,992,368	$30,113	$3,556,709	$13,579,190	$(1,349,378)	$12,229,812

	Nine-Month Period Ended September 30, 2025
	Banking	Wealth Management	Treasury	Total	Eliminations	Consolidated Total
	(In thousands)
Interest income	$476,973	$16	$110,830	$587,819	$(4,105)	$583,714
Interest expense	(107,302)	—	(24,794)	(132,096)	4,105	(127,991)
Net interest income	369,671	16	86,036	455,723	—	455,723
(Provision for) recapture of credit losses	(75,584)	—	(40)	(75,624)	—	(75,624)
Non-interest income, net	62,231	27,222	1,947	91,400	—	91,400
Non-interest expenses
Compensation and employee benefits	(110,796)	(7,711)	(826)	(119,333)	—	(119,333)
Occupancy, equipment and infrastructure costs	(28,393)	(548)	(53)	(28,994)	—	(28,994)
Depreciation and amortization of premises and equipment	(15,396)	(38)	(15)	(15,449)	—	(15,449)
Electronic banking charges	(34,602)	—	—	(34,602)	—	(34,602)
Information technology expenses	(19,624)	(147)	—	(19,771)	—	(19,771)
Professional and service fees	(13,035)	(2,157)	(75)	(15,267)	—	(15,267)
Loan servicing and clearing expenses	(5,031)	(1,339)	(324)	(6,694)	—	(6,694)
Amortization of other intangible assets	(865)	—	—	(865)	—	(865)
Intersegment expenses	2,988	(1,704)	(1,284)	—	—	—
Other	(42,104)	(1,345)	(378)	(43,827)	—	(43,827)
Total non-interest expense	(266,858)	(14,989)	(2,955)	(284,802)	—	(284,802)
Income before income taxes	$89,460	$12,249	$84,988	$186,697	$—	$186,697
Income tax expense	(37,326)	(17)	(144)	(37,487)	—	(37,487)
Net income	$52,134	$12,232	$84,844	$149,210	$—	$149,210
Total assets	$9,992,368	$30,113	$3,556,709	$13,579,190	$(1,349,378)	$12,229,812

Comparison of quarters ended September 30, 2026 and 2025
Banking
OFG’s banking segment income before income taxes increased $15.7 million to $43.1 million from $27.4 million, mainly due to:
•A $3.8 million decrease in interest expense, reflecting the $500 million government demand deposit transfer into a wealth management account in January 2026 and lower interest rates, partially offset by higher retail and commercial deposit balances;
•A $10.1 million decrease in provision for credit losses, mainly due to lower specific reserves and changes in assumptions, factors, and qualitative adjustments in the previous year quarter; and
•A $2.7 million increase in non-interest income primarily related to $1.7 million increase in banking service revenue due to higher customer activity and transaction volumes and an $825 thousand increase in mortgage banking activities, mainly from favorable variance in the valuation of mortgage servicing rights.
These increases in banking segment income were partially offset by a $1.4 million decrease in interest income, primarily reflecting lower interest income from loans.

Wealth Management
Wealth management segment revenue consists of commissions and fees earned from fiduciary activities, securities brokerage and investment advisory services, and insurance and reinsurance activities. Income before income taxes for this segment increased to $4.5 million from $4.2 million, mainly from higher non-interest income of $390 thousand reflecting higher broker-dealer fees related to investment advisory service fees and securities sales commissions.
Treasury
Treasury segment income before income taxes decreased $5.5 million to $24.2 million from $29.7 million. The decrease primarily reflected $3.0 million lower interest income on interest-bearing cash and money market investments due to lower average balances and interest rates, $1.9 million lower non-interest income from gains recognized in the prior year quarter on investments held by OFG Ventures in fintech-focused funds, and $555 thousand higher interest expense reflecting $150 thousand from borrowings and $387 thousand from brokered deposits, which were utilized to enhance liquidity and support strategic growth in the commercial loan portfolio.
Comparison of nine-month periods ended September 30, 2026 and 2025
Banking
OFG’s banking segment income before income taxes increased $41.1 million to $130.5 million from $89.5 million, mainly due to:
•A $9.6 million increase in interest income from loans, driven by higher average loan balances;
•A $10.9 million decrease in interest expense reflecting the $500 million government demand deposit transfer into a wealth management account in January 2026 and lower interest rates, partially offset by higher retail and commercial deposit balances;
•A $22.0 million decrease in provision for credit losses, mainly due to lower specific reserves and the alignment in prior year period of economic and loss rate model assumptions; and
•A $6.8 million increase in non-interest income, related to $4.1 million increase in banking service revenue due to higher customer activity and transaction volumes and a $2.7 million increase in mortgage banking activities, mainly from favorable variance in the valuation of mortgage servicing rights.
These increases in banking segment income were partially offset by a $6.9 million increase in non-interest expenses, reflecting $5.8 million in business-related operational charges, $3.6 million higher salaries and benefits, and $1.4 million from new branding marketing campaign during 2026.
Wealth Management
Income before income taxes for this segment increased to $13.2 million from $12.2 million, reflecting a $1.5 million increase in non-interest income from higher broker-dealer fees related to investment advisory service fees, securities sales commissions, and mutual funds retailer fees, partially offset by a $273 thousand increase in professional and service fees related to consulting and advisory services.
Treasury
Treasury segment income before income taxes decreased $13.7 million to $71.3 million from $85.0 million. The decrease was mainly due to a $5.3 million increase in interest expense, reflecting $3.9 million from interest paid on borrowings and $1.2 million from brokered deposits, which were utilized to enhance liquidity and support strategic growth in the commercial loan portfolio, a $4.9 million decrease in interest income on interest-bearing cash and money market investments due to lower average balances and interest rates, and a $1.2 million increase in professional and service fees, including $1.0 million of costs associated with a capital markets readiness and registration process.

ANALYSIS OF FINANCIAL CONDITION
Assets Owned
At September 30, 2026, OFG’s total assets amounted to $12.144 billion, a decrease of $321.2 million, when compared to $12.466 billion at December 31, 2025.
Cash and due from banks decreased by $475.6 million to $560.5 million, reflecting the $500 million transfer of a government demand deposit into a wealth management account in January 2026.
The investment portfolio decreased $126.0 million or 4.43% primarily reflecting $313.4 million principal paydowns and maturities, as well as $147.8 million in unfavorable market value adjustments, partially offset by $267.4 million of new available-for-sale mortgage-backed securities and US Treasury securities, and $66.6 million related to mortgage loan securitizations. OFG’s investment strategy focuses on liquidity and highly liquid securities, considering their investment and the current market environment.
OFG’s loan portfolio is comprised of Puerto Rico residential mortgage loans, consumer loans, auto loans, commercial loans secured by real estate, other commercial and industrial loans, and commercial US loans. At September 30, 2026, OFG’s net loan portfolio increased by $252.6 million or 3.2% reflecting increases in US and Puerto Rico commercial loans and consumer loans, partially offset by a decrease in auto and mortgage loans, from portfolio run-off and mortgage securitizations.
Financial Assets Managed
At September 30, 2026, OFG’s financial assets include assets managed by its trust division and its securities broker-dealer and insurance agency subsidiaries. OFG’s trust division offers various types of IRAs and manages retirement plans and custodian and corporate trust accounts. At September 30, 2026, and December 31, 2025, total assets managed by OFG’s trust division amounted to $2.409 billion and $2.490 billion, respectively. The $81.4 million decrease reflects the discontinuance of Keogh plan services during the period, partially offset by favorable market conditions. OFG’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2026, total assets managed by the securities broker-dealer and insurance agency subsidiaries from their customers’ investment accounts amounted to $3.309 billion, compared to $2.613 billion at December 31, 2025. The $696.7 million increase in broker-dealer related assets is mainly due to the transfer of a $500 million government demand deposit from the Bank into a wealth management account during the period, as well as favorable changes in market conditions.
Goodwill
OFG’s goodwill is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, OFG determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. OFG completes its annual goodwill impairment test as of October 31 of each year. OFG tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill. During the third quarter of 2026, OFG performed an assessment of events or circumstances that could trigger reductions in the book value of goodwill. Based on this assessment, no impairments were identified at September 30, 2026.
As of both September 30, 2026, and December 31, 2025, OFG had $84.2 million of goodwill allocated as follows: $84.1 million to the banking segment and $178 thousand to the wealth management segment. Please refer to “Note 8 – Goodwill and Other Intangible Assets” to our consolidated financial statements for more information on the annual goodwill impairment test.

TABLE 5 - ASSETS SUMMARY AND COMPOSITION

	September 30,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$2,152,841	$2,285,078	(5.8)%
GNMA certificates	495,793	490,571	1.1%
Equity securities	64,727	62,738	3.2%
US Treasury securities	2,124	1,651	28.6%
CMOs issued by US government-sponsored enterprises	1,128	2,579	(56.3)%
Other debt securities	500	501	(0.2)%
Trading securities	22	23	(4)%
Total investments	2,717,135	2,843,141	(4.4)%
Loans, net	8,266,856	8,014,246	3.2%
Total investments and loans	10,983,991	10,857,387	1.2%
Other assets:
Cash and due from banks	560,485	1,036,074	(45.9)%
Money market investments	6,288	4,261	47.6%
Foreclosed real estate	1,615	2,490	(35.1)%
Accrued interest receivable	69,143	71,110	(2.8)%
Deferred tax asset, net	127,364	104,359	22.0%
Premises and equipment, net	96,538	93,554	3.2%
Customers’ liability on acceptances	23,734	22,442	5.8%
Servicing assets	68,542	66,333	3.3%
Goodwill	84,241	84,241	—%
Other intangible assets	6,898	9,854	(30.0)%
Operating lease right-of-use assets	22,815	21,261	7.3%
Other assets	92,825	92,291	0.6%
Total other assets	1,160,488	1,608,270	(27.8)%
Total assets	$12,144,479	$12,465,657	(2.6)%
Investment portfolio composition:
FNMA and FHLMC certificates	79.3%	80.3%
GNMA certificates	18.2%	17.3%
Equity securities	2.4%	2.2%
US Treasury securities	0.1%	0.1%
CMOs issued by US government-sponsored enterprises	0.0%	0.1%
	100.0%	100.0%

TABLE 6 - LOAN PORTFOLIO COMPOSITION

	September 30,	December 31,	Variance %
	2026	2025
	(In thousands)
Loans held-for-investment:
Commercial loans	$3,789,686	$3,490,169	8.6%
Mortgage loans	1,359,658	1,390,346	(2.2)%
Consumer loans	697,222	683,548	2.0%
Auto loans	2,601,833	2,636,979	(1.3)%
	8,448,399	8,201,042	3.0%
Allowance for credit losses	(191,829)	(202,341)	(5.2)%
Total loans held-for-investment, net	8,256,570	7,998,701	3.2%
Mortgage loans held-for-sale	10,286	12,483	(17.6)%
Other loans held-for-sale	—	3,062	(100.0)%
Total loans held-for-sale	10,286	15,545	(33.8)%
Total loans, net	$8,266,856	$8,014,246	3.2%
OFG’s loan portfolio is composed of commercial, mortgage, consumer, and auto loans. As shown in Table 6 above, total loans, net, amounted to $8.267 billion at September 30, 2026, a 3.2% increase when compared to $8.014 billion at December 31, 2025. The composition and trends of OFG’s gross loans held-for-investment were as follows:
•Commercial loan portfolio amounted to $3.790 billion (44.9% of gross loans held-for-investment) compared to $3.490 billion (42.6% of gross loans held-for-investment) at December 31, 2025, an 8.6% increase resulting from originations and credit lines usage in the nine-month period ended September 30, 2026. Commercial loans secured by non-owner-occupied commercial real estate amounted to $756.5 million and $774.1 million at September 30, 2026, and December 31, 2025, respectively, which represented 9.0% and 9.4% of our gross loans held-for-investment. Commercial US loans amounted to $862.9 million and $830.0 million at September 30, 2026, and December 31, 2025, respectively, which represented 10.2% and 10.1% of our gross loans held-for-investment.
At December 31, 2025, OFG had $3.1 million in commercial loans held-for-sale and sold them during the nine-month period ended September 30, 2026, recognizing a $28 thousand loss included in other non-interest income in the consolidated statements of operations. Additionally, during the nine-month period ended September 30, 2026, OFG sold two previously reserved non-performing commercial loans held-for-investment with an aggregate reporting balance of $49.6 million and recognized $15.6 million in related charge-offs.
Commercial loan production increased by 14.1% or $46.9 million to $379.8 million in the third quarter of 2026 from $332.9 million in the prior year quarter, reflecting higher production in both commercial PR and commercial US portfolios. For the nine-month period ended September 30, 2026, commercial loan production increased by 16% or $156.5 million to $1.112 billion from $955.2 million for the same period of 2025, resulting from the commercial PR loan portfolio, while commercial US loan production decreased slightly. Commercial US loan activities include the purchase of middle-market senior secured cash flow loan participations and the purchase of participations in loans to small and medium sized businesses.

•Mortgage loan portfolio amounted to $1.360 billion (16.1% of gross loans held-for-investment) compared to $1.390 billion (17.0% of gross loans held-for-investment) at December 31, 2025, a 2.2% decrease resulting from securitization of conforming loans into mortgage-backed securities and regular paydowns. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $58.7 million and $56.5 million at September 30, 2026, and December 31, 2025, respectively. Under the GNMA program, issuers such as OFG have the option but not the obligation to repurchase loans that are 90 days or more past due. For accounting purposes, these loans subject to the repurchase option are required to be reflected (rebooked) on our financial statements with an offsetting liability.
Mortgage loan production totaled $49.8 million and $147.3 million in the quarter and nine-month period ended September 30, 2026, respectively, which represents increases of 17.5% and 9.1%, respectively, from $42.4 million and $135.0 million for the same periods in 2025.
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
•Consumer loan portfolio amounted to $697.2 million (8.3% of gross loans held-for-investment) compared to $683.5 million (8.3% of gross loans held-for-investment) at December 31, 2025, a 2.0% increase resulting from originations. Consumer loan production increased by 15.4% to $87.7 million in the third quarter of 2026 from $76.0 million in the prior year quarter, and increased by 8.1% or $17.8 million to $238.5 million in the nine-month period ended September 30, 2026 from $220.6 million for the same period in 2025.
•Auto loans portfolio amounted to $2.602 billion (30.7% of gross loans held-for-investment) compared to $2.637 billion (32.1% of gross loans held-for-investment) at December 31, 2025. Auto loans production increased by 2.3% or $4.0 million to $176.5 million in the third quarter of 2026 compared to $172.6 million in the prior year quarter, and decreased by 14.6% or $95.5 million to $560.2 million in the nine-month period ended September 30, 2026, from $655.7 million for the same period in 2025. Production during the first quarters of 2025 reflected unusually strong auto sales made ahead of anticipated tariff-related price increases later in 2025.

The following table includes the maturities of OFG’s lending exposure to the Puerto Rico government.
TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS

September 30, 2026
		Maturity
	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
Loans:	(In thousands)
Municipalities	$87,219	$—	$3,232	$83,987
At September 30, 2026, OFG has $87.2 million of direct credit exposure to the Puerto Rico government, a $9.9 million increase from $77.3 million at December 31, 2025. The Bank’s loans to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities and are in current status. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

Allowance for Credit Losses
OFG measures its ACL based on management’s best estimate of expected credit losses inherent in OFG’s relevant financial assets. Tables 8 through 11 set forth an analysis of activity in the ACL and present selected credit loss statistics for the quarters and nine-month period ended September 30, 2026, and 2025 and as of September 30, 2026 and December 31, 2025. In addition, Table 6 sets forth the composition of the loan portfolio.
The decline in the allowance for credit losses reflected, in part, the impact of the sale of two non-performing commercial loans during the period, which reduced specific credit exposure and contributed to improved asset-quality metrics. However, management continued to retain qualitative reserves for areas of uncertainty not fully captured by the quantitative model, including trends in the auto portfolio. As a result, the reserve release reflected an improved risk profile following the non-performing commercial loan sales and other portfolio credit metrics, while qualitative reserves continued to address portfolio-specific risks and uncertainties not fully captured by the quantitative models.
On the retail side, consumer and auto loan portfolios continued to perform well, reporting lower early delinquency and 90 days and over delinquency levels compared to December 31, 2025. The residential mortgage loan portfolio experienced lower early delinquency and a modest increase of $1.3 million or 1.9% in the 90 days and over delinquency amount, mainly as a result of a $2.2 million increase in the GNMA buy-back option program, compared to December 31, 2025.

Net charge-offs for consumer and auto loans improved year-over-year, and recovery performance remained strong. Collateral liquidation values in the auto loan portfolio have remained stable, resulting in consistent loss severity. Mortgage loan recoveries continued to exceed charge-offs.

Commercial non-performing loan rates at September 30, 2026 were 0.68 percent compared to 2.50 percent at December 31, 2025. Delinquencies and non-performing levels are down, criticized exposure has declined, and overall asset quality has improved materially.
Please refer to the “Provision for Credit Losses” and “Critical Accounting Policies and Estimates” sections in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this quarterly report on Form 10-Q and “Note 5 – Allowance for Credit Losses” of the accompanying consolidated financial statements for a more detailed analysis of provisions and ACL.
Non-performing Assets

OFG’s non-performing assets include non-performing loans, foreclosed real estate, and other repossessed assets (see Tables 12 to 14). At September 30, 2026, non-accrual loans held-for-investment amounted to $57.5 million, a decrease of $67.1 million from $124.6 million at December 31, 2025. The decrease is mainly related to the sale of two previously reserved non-performing commercial loans held-for-investment with an aggregate reporting balance of $49.6 million and recognized $15.6 million in related charge-offs.

As of December 31, 2025, OFG had $3.1 million in non-accrual commercial US loans held-for-sale. There were no past due or non-accrual commercial loans held-for-sale as of September 30, 2026.
Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, those loans are included as non-performing loans but excluded from non-accrual loans. As of September 30, 2026, and December 31, 2025, the outstanding balance of these residential mortgage loans was $4.9 million and $5.5 million, respectively.
At September 30, 2026, OFG’s non-performing assets decreased by 49.5% to $68.7 million (0.57% of total assets) from $136.0 million (1.09% of total assets) at December 31, 2025, mainly related to the previously mentioned sale of non-performing commercial loans during the nine-month period ended September 30, 2026.
Foreclosed real estate decreased from $2.5 million at December 31, 2025, to $1.6 million at September 30, 2026, and other repossessed assets increased from $3.5 million at December 31, 2025, to $4.7 million at September 30, 2026, both recorded at fair value. OFG does not expect non-performing loans to result in significantly higher losses. At September 30, 2026, the allowance coverage ratio to non-performing loans was 307.2% (155.6% at December 31, 2025).

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
The following items comprise non-performing loans held-for-investment, including non-PCD and PCDs:
Commercial loans - At September 30, 2026, OFG’s non-performing commercial loans amounted to $25.7 million (41.2% of OFG’s non-performing loans), a $61.6 million or 70.6% decrease from $87.3 million at December 31, 2025 (67.1% of OFG’s non-performing loans). During the nine-month period ended September 30, 2026, OFG sold two non-performing commercial loans held-for-investment with an aggregate reporting balance of $49.6 million. Non-PCD commercial loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the underlying collateral, if any.
Mortgage loans - At September 30, 2026, OFG’s non-performing mortgage loans totaled $16.1 million (25.7% of OFG’s non-performing loans), an 8.8% decrease from $17.6 million (13.6% of OFG’s non-performing loans) at December 31, 2025. Non-PCD mortgage loans are placed on non-accrual status when they become 90 days or more past due and are written down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due.
Consumer loans - At September 30, 2026, OFG’s non-performing consumer loans amounted to $3.7 million (6.0% of OFG’s non-performing loans), a 14.6% decrease from $4.4 million at December 31, 2025 (3.4% of OFG’s non-performing loans). Non-PCD consumer loans are placed on non-accrual status when they become 90 days past due and written off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.

Auto loans - At September 30, 2026, OFG’s non-performing auto loans amounted to $16.9 million (27.1% of OFG’s total non-performing loans), an 18.5% decrease from $20.8 million at December 31, 2025 (15.9% of OFG’s total non-performing loans). Non-PCD auto loans are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days and fully written-off when payments are delinquent 180 days.
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

TABLE 8 - ALLOWANCE FOR CREDIT LOSSES BREAKDOWN

	September 30,	December 31,	Variance
	2026	2025	%
	(Dollars in thousands)
ACL:
Non-PCD
Commercial loans	$52,998	$65,943	(19.6)%
Mortgage loans	6,413	6,358	0.9%
Consumer loans	34,470	33,466	3.0%
Auto loans	93,284	92,472	1%
Total ACL	$187,165	$198,239	(5.6)%

PCD
Commercial loans	$1,667	$493	238.1%
Mortgage loans	2,988	3,599	(17.0)%
Consumer loans	8	9	(11.1)%
Auto loans	1	1	0.0%
Total ACL	$4,664	$4,102	13.7%

ACL summary
Commercial loans	$54,665	$66,436	(17.7)%
Mortgage loans	9,401	$9,957	(5.6)%
Consumer loans	34,478	$33,475	3.0%
Auto loans	93,285	$92,473	1%
Total ACL	$191,829	$202,341	(5.2)%

ACL composition:
Commercial loans	28.5%	32.8%
Mortgage loans	4.9%	4.9%
Consumer loans	18.0%	16.5%
Auto loans	48.6%	45.8%
	100.0%	100.0%

ACL coverage ratio at end of period:
Commercial loans	1.44%	1.90%	(24.2)%
Mortgage loans	0.69%	0.72%	(4.2)%
Consumer loans	4.95%	4.90%	1.0%
Auto loans	3.59%	3.51%	2.3%
	2.27%	2.47%	(8.1)%

ACL coverage ratio to non-performing loans:
Commercial loans	212.7%	76.1%	179.5%
Mortgage loans	58.5%	56.5%	3.5%
Consumer loans	921.9%	764.6%	20.6%
Auto loans	551.4%	445.7%	23.7%
	307.2%	155.6%	97.4%

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	September 30,		December 31,
	2026		2025
	Amount of ACL	Percent of loans in each category of total loans [1]	Amount of ACL	Percent of loans in each category of total loans [1]
	(In thousands)		(In thousands)
Commercial loans	$54,665	44.9%	$66,436	42.6%
Mortgage loans	9,401	16.1%	9,957	17.0%
Consumer loans	34,478	8.3%	33,475	8.3%
Auto loans	93,285	30.7%	92,473	32.1%
Total	$191,829	100.0%	$202,341	100.0%
[1] Total loans in this table refers to total loans held-for-investment.
TABLE 10 - ALLOWANCE FOR CREDIT LOSSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2026	2025	Variance %	2026	2025	Variance %
	(In thousands)			(In thousands)
Balance at beginning of period	$188,255	$189,944	(0.9)%	$202,341	$175,863	15.1%
Provision for credit losses	18,034	28,046	(35.7)%	54,118	75,281	(28.1)%
Charge-offs	(24,563)	(29,747)	(17.4)%	(94,640)	(81,473)	16.2%
Recoveries	10,103	9,539	5.9%	30,010	28,111	6.8%
Balance at end of period	$191,829	$197,782	(3.0)%	$191,829	$197,782	(3.0)%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2026	2025	Variance %	2026	2025	Variance %
	(Dollars in thousands)
Non-PCD:
Mortgage loans
Charge-offs	$(85)	$—	100.0%	$(151)	$(34)	344.1%
Recoveries	187	171	9.4%	645	1,102	(41.5)%
Total	102	171	(40.4)%	494	1,068	(53.7)%
Commercial PR
Charge-offs	(295)	(1,446)	(79.6)%	(15,595)	(1,831)	751.7%
Recoveries	169	922	(81.7)%	394	1,162	(66.1)%
Total	(126)	(524)	(76.0)%	(15,201)	(669)	2,172.2%
Commercial US
Charge-offs	(299)	(3,647)	(91.8)%	(5,841)	(6,565)	(11.0)%
Recoveries	1,137	—	100.0%	1,192	—	100.0%
Total	838	(3,647)	(123.0)%	(4,649)	(6,565)	(29.2)%
Consumer loans
Charge-offs	(7,774)	(7,704)	0.9%	(24,358)	(22,926)	6.2%
Recoveries	1,104	896	23.2%	3,283	2,469	33.0%
Total	(6,670)	(6,808)	(2.0)%	(21,075)	(20,457)	3.0%
Auto loans
Charge-offs	(16,110)	(16,743)	(3.8)%	(48,689)	(49,805)	(2.2)%
Recoveries	7,353	7,108	3.4%	22,653	22,352	1.3%
Total	$(8,757)	$(9,635)	(9.1)%	(26,036)	(27,453)	(5.2)%
PCD:
Mortgage loans
Charge-offs	$—	$—	—%	$(6)	$(59)	(89.8)%
Recoveries	100	281	(64.4)%	345	713	(51.6)%
Total	100	281	(64.4)%	339	654	(48.2)%
Commercial PR
Charge-offs	—	(205)	(100)%	—	(236)	(100.0)%
Recoveries	15	118	(87.3)%	1,416	206	587.4%
Total	15	(87)	(117.2)%	1,416	(30)	(4,820.0)%
Consumer loans
Charge-offs	—	—	—%	—	(1)	(100.0)%
Recoveries	14	10	40.0%	33	27	22.2%
Total	14	10	40.0%	33	26	26.9%
Auto loans
Charge-offs	—	(2)	(100.0)%	—	(16)	(100.0)%
Recoveries	24	33	(27.3)%	49	80	(38.8)%
Total	$24	$31	(22.6)%	49	64	(23.4)%

Total charge-offs	$(24,563)	$(29,747)	(17.4)%	(94,640)	(81,473)	16.2%
Total recoveries	10,103	9,539	5.9%	30,010	28,111	6.8%
Net credit losses	$(14,460)	$(20,208)	(28.4)%	$(64,630)	$(53,362)	21.1%

TABLE 11 — NET CREDIT LOSSES STATISTICS ON LOANS (CONTINUED)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2026	2025	Variance %	2026	2025	Variance %
	(Dollars in thousands)
Net credit losses (recoveries) to average loans outstanding:
Mortgage loans	(0.06)%	(0.13)%	(53.8)%	(0.08)%	(0.17)%	(52.9)%
Commercial PR	0.02%	0.10%	(80.0)%	0.67%	0.04%	1575.0%
Commercial US	(0.39)%	1.74%	(122.4)%	0.72%	1.12%	(35.7)%
Consumer loans	3.73%	3.85%	(3.1)%	3.97%	3.89%	2.1%
Auto loans	1.34%	1.45%	(7.6)%	1.32%	1.39%	(5.0)%
Total	0.70%	1.00%	(30.0)%	1.05%	0.89%	18.0%
Recoveries to charge-offs	41.13%	32.07%	28.3%	31.71%	34.50%	(8.1)%
Average Loans Held-for-Investment
Mortgage loans	$1,301,792	$1,361,765	(4.4)%	$1,312,294	$1,382,079	(5.0)%
Commercial PR	2,793,499	2,536,829	10.1%	2,725,458	2,464,483	10.6%
Commercial US	859,828	836,527	2.8%	862,116	781,428	10.3%
Consumer loans	714,415	705,945	1.2%	707,261	699,408	1.1%
Auto loans	2,613,122	2,656,992	(1.7)%	2,625,209	2,622,655	0.1%
Total	$8,282,656	$8,098,058	2.3%	$8,232,338	$7,950,053	3.6%
Net charge-offs for the quarter ended September 30, 2026, amounted to $14.5 million (0.70% of average loans), decreasing by $5.7 million when compared to $20.2 million (1.00% of average loans) in prior year quarter. Net charge-offs for the nine-month period ended September 30, 2026, amounted to $64.6 million (1.05% of average loans), increasing by $11.3 million when compared to $53.4 million (0.89% of average loans) in prior year period.
Net charge-offs variances were as follows:
•Residential mortgage loans net recoveries in the third quarter of 2026 amounted to $202 thousand, decreasing by $250 thousand when compared to $452 thousand in prior year quarter. Residential mortgage loans net recoveries for the nine-month period ended September 30, 2026, amounted to $833 thousand, decreasing by $889 thousand when compared to $1.7 million in prior year period.
•Commercial loans net recoveries in the third quarter of 2026 amounted to $727 thousand, increasing by $5.0 million when compared to net charge-offs of $4.3 million in prior year quarter. The net charge-offs for the nine-month period ended September 30, 2026, amounted to $18.4 million, increasing by $11.2 million when compared to $7.3 million in prior year period. The net charge-offs for the nine-month period ended September 30, 2026, included $15.6 million charge-offs recognized from the sale of two non-performing commercial loans during the period. Net charge-offs for the nine-month period ended September 30, 2025, included $6.5 million from commercial US loans.
•Consumer loans net charge-offs in the third quarter of 2026 amounted to $6.7 million, decreasing by $142 thousand when compared to net charge-offs of $6.8 million in the prior year quarter. The charge-offs for the nine-month period ended September 30, 2026, amounted to $21.0 million, increasing by $611 thousand when compared to net charge-offs of $20.4 million in prior year period.

•Auto loans net charge-offs for the third quarter of 2026 amounted to $8.7 million, decreasing by $871 thousand when compared to $9.6 million in the prior year quarter. The charge-offs for the nine-month period ended September 30, 2026, amounted to $26.0 million, decreasing by $1.4 million when compared to net charge-offs of $27.4 million in the prior year period.

TABLE 12 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Non-performing assets:
Non-PCD
Non-accruing loans	$57,308	$124,300	(53.9)%
Accruing loans	4,911	5,481	(10.4)%
Total	$62,219	$129,781	(52.1)%
PCD	217	282	(23.0)%
Total non-performing loans	$62,436	$130,063	(52.0)%
Foreclosed real estate	1,615	2,490	(35.1)%
Other repossessed assets	4,681	3,457	35.4%
	$68,732	$136,010	(49.5)%
Non-performing assets to total assets	0.57%	1.09%	(47.7)%
Non-performing assets to total capital	5.14%	9.78%	(47.4)%
The decrease in non-performing assets and related percentages is mainly due to the sale of two non-performing commercial loans during the nine-month period ended September 30, 2026 with a reporting balance of $49.6 million.

TABLE 13 — NON-ACCRUAL LOANS

	September 30,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Non-accrual loans
Non-PCD
Commercial loans	$25,700	$87,253	(70.5)%
Mortgage loans	10,949	11,919	(8.1)%
Consumer loans	3,740	4,378	(14.6)%
Auto loans	16,919	20,750	(18.5)%
Total	$57,308	$124,300	(53.9)%
PCD
Commercial loans	$—	$55	(100.0)%
Mortgage loans	217	227	(4.4)%
Total	$217	$282	(23.0)%
Total non-accrual loans	$57,525	$124,582	(53.8)%
Non-accruals loans composition percentages:
Commercial loans	44.7%	70.1%
Mortgage loans	19.4%	9.7%
Consumer loans	6.5%	3.5%
Auto loans	29.4%	16.7%
	100.0%	100.0%
Non-accrual loans ratios:
Non-accrual loans to total loans	0.68%	1.52%	(55.3)%
Allowance for credit losses to non-accrual loans	333.47%	162.42%	105.3%

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$371	$464	$637	$962
The decrease in non-accrual loans and related percentages is mainly due to the sale of two non-performing commercial loans during the nine-month period ended September 30, 2026 with a reporting balance of $49.6 million.

TABLE 14 - NON-PERFORMING LOANS

	September 30,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Non-performing loans
Non-PCD
Commercial loans	$25,700	$87,253	(70.5)%
Mortgage loans	15,860	17,400	(8.9)%
Consumer loans	3,740	4,378	(14.6)%
Auto loans	16,919	20,750	(18.5)%
Total	$62,219	$129,781	(52.1)%
PCD
Commercial loans	$—	$55	(100.0)%
Mortgage loans	217	227	(4.4)%
Total	$217	$282	(23.0)%
Total non-performing loans	$62,436	$130,063	(52.0)%
Non-performing loans composition percentages:
Commercial loans	41.2%	67.1%
Mortgage loans	25.7%	13.6%
Consumer loans	6.0%	3.4%
Auto loans	27.1%	15.9%
	100.0%	100.0%
Non-performing loans to:
Total loans held-for-investment, gross	0.74%	1.59%	(53.5)%
Total assets	0.51%	1.04%	(51.0)%
Total capital	4.67%	9.36%	(50.1)%
Non-performing loans with partial charge-offs to:
Total loans held-for-investment, gross	0.17%	0.19%	(10.5)%
Non-performing loans	23.10%	11.95%	93.3%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	115.21%	109.85%	4.9%
Allowance for credit losses to non-performing loans on which no charge-offs have been taken	399.51%	176.69%	126.1%
The decrease in non-performing loans and related percentages is mainly due to the sale of two non-performing commercial loans during nine-month period ended September 30, 2026 with an aggregate reporting balance of $49.6 million.

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	September 30,	December 31,	Variance %
	2026	2025
	(Dollars in thousands)
Deposits:
Non-interest-bearing deposits	$2,694,014	$2,626,768	2.6%
NOW accounts	2,057,144	3,173,142	(35.2)%
Savings accounts	2,276,913	2,259,973	0.7%
Time deposits	2,955,402	2,197,358	34.5%
Total deposits	9,983,473	10,257,241	(2.7)%
Accrued interest payable	5,446	5,511	(1.2)%
Total deposits and accrued interest payable	9,988,919	10,262,752	(2.7)%
Borrowings:
Securities sold under agreements to repurchase	200,673	100,714	99.3%
Advances from FHLB	401,358	456,581	(12.1)%
Other borrowings	3	9	(66.7)%
Total borrowings	602,034	557,304	8.0%
Total deposits and borrowings	10,590,953	10,820,056	(2.1)%
Other liabilities:
Acceptances executed and outstanding	23,734	22,442	5.8%
Operating lease liabilities	24,505	23,157	5.8%
Deferred tax liabilities, net	755	—	100.0%
Accrued expenses and other liabilities	167,656	209,997	(20.2)%
Total liabilities	$10,807,603	$11,075,652	(2.4)%
Deposits portfolio composition percentages:
Non-interest-bearing deposits	27.0%	25.6%
NOW accounts	20.6%	31.0%
Savings accounts	22.8%	22.0%
Time deposits	29.6%	21.4%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	33.3%	18.1%
Advances from FHLB	66.7%	81.9%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$200,400	$100,000
Daily average outstanding balance	$153,585	$66,941
Maximum outstanding balance at any month-end	$300,000	$127,344
Liabilities and Funding Sources
As shown in Table 15 above, at September 30, 2026, OFG’s total liabilities were $10.808 billion, representing a 2.4% decrease from $11.076 billion at December 31, 2025. Deposits and borrowings, OFG’s primary funding sources, amounted to $10.591 billion at September 30, 2026, compared to $10.820 billion at December 31, 2025. Deposits, excluding accrued interest payable, decreased by $273.8 million or 2.7%, driven primarily by a decline in demand deposits of $1.049 billion, partially offset by the growth of $758.0 million in time deposits and $16.9 million in savings and money market accounts.
At September 30, 2026, and December 31, 2025, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $1.269 billion and $1.676 billion, respectively, of which $500 million moved to our wealth management business as an advisory account in January 2026. Public funds were collateralized with securities and commercial loans amounting to $1.302 billion and $1.691 billion at September 30, 2026, and December 31, 2025, respectively.
As of September 30, 2026, borrowings amounted to $602.0 million, consisting of short-term FHLB advances and repurchase agreements. This balance increased by $44.7 million or 8.0% compared to December 31, 2025, primarily reflecting a new $100.4 million repurchase agreement taken during the period to enhance liquidity and support strategic growth in the commercial loan portfolio, partially offset by maturities of FHLB advances.
Stockholders’ Equity
At September 30, 2026, OFG’s total stockholders’ equity was $1.337 billion, representing a 3.8% decrease from $1.390 billion at December 31, 2025. The decrease primarily reflected a $122.3 million increase in accumulated other comprehensive loss, net of tax, driven by unfavorable market value adjustments in available-for-sale investment securities, and a $56.5 million increase in treasury stock resulting from repurchases of common stock under the approved stock repurchase programs. During the nine-month period ended September 30, 2026, OFG repurchased $58.0 million of its common stock. These decreases were partially offset by a $108.6 million increase in retained earnings, primarily due to net income of $169.3 million, partially offset by dividends declared on common stock of $44.3 million and transfers to legal surplus of $16.4 million.
Unfavorable market value adjustments in available-for-sale investment securities during the nine-month period ended September 30, 2026 were primarily driven by higher market interest rates. Inflation remained above the Federal Reserve’s long-term target and proved more persistent than previously anticipated. In September 2026, the Federal Open Market Committee raised the federal funds target range by 25 basis points to 3.75%-4.00% and signaled a higher-for-longer policy stance. U.S. Treasury yields increased significantly across the intermediate and longer portions of the curve during the quarter ended September 30, 2026, reducing the fair value of fixed-rate securities. Consequently, unrealized losses in available-for-sale securities increased from approximately $18.4 million at December 31, 2025, to $166.2 million at September 30, 2026. The losses were concentrated in the agency mortgage-backed securities portfolio, primarily within the over 10 years contractual maturity, which represented most of our available-for-sale portfolio balance at September 30, 2026. Although elevated mortgage rates in a higher interest rate environment may somewhat slow securities prepayment speeds, the modified duration of OFG’s available-for-sale portfolio remained relatively stable as of September 30, 2026, compared with December 31, 2025. Nevertheless, the fair value of the portfolio will remain sensitive to future changes in interest rates. The decline in fair value was attributable to changes in market interest rates and does not reflect credit deterioration. OFG purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government or by a government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price that is less than the amortized cost basis of OFG’s investments. OFG does not intend to sell the investments, and it is not more likely than not that OFG will be required to sell the investments before recovery of their amortized cost basis.
OFG maintains a strong liquidity position, supported by a diversified funding base. Although a higher interest rate environment affects funding costs and elevated mortgage rates may somewhat slow securities prepayment speeds, OFG’s liquidity sources remain ample to meet its funding needs. OFG continues to actively monitor market conditions and manage its liquidity and funding to support its operations and balance sheet strategies.
Regulatory capital ratios are not affected by these market value adjustments as OFG has made the election not to include accumulated other comprehensive income (losses) in its regulatory capital calculations. Nevertheless, other capital ratios and measures, such as total equity to total assets, total equity to risk-weighted assets, tangible common equity to total assets, tangible common equity to tangible assets, book value per common share, and tangible book value per common share, have been affected.
Regulatory Capital
OFG and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG and the Bank are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2026, the capital ratios of OFG and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.
The risk-based capital ratios presented in Table 16 include CET1, tier 1 capital, total capital and leverage capital as of September 30, 2026, and December 31, 2025, and are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets. The following are OFG’s consolidated capital, dividends, and stock data, including capital ratios under the Basel III capital rules at September 30, 2026, and December 31, 2025:
TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	September 30,	December 31,	Variance
	2026	2025	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,336,876	$1,390,005	(3.8)%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.10%	13.97%	0.9%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	—%
Actual common equity tier 1 capital	$1,390,580	1,318,633	5.5%
Minimum common equity tier 1 capital required	$443,867	424,620	4.5%
Minimum capital conservation buffer required (2.5%)	$246,593	235,900	4.5%
Excess over regulatory requirement	$700,120	658,113	6.4%
Risk-weighted assets	$9,863,708	9,436,010	4.5%
Tier 1 risk-based capital ratio	14.10%	13.97%	0.9%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	—%
Actual tier 1 risk-based capital	$1,390,580	$1,318,633	5.5%
Minimum tier 1 risk-based capital required	$591,822	$566,161	4.5%
Minimum capital conservation buffer required (2.5%)	$246,593	235,900	4.5%
Excess over regulatory requirement	$552,165	$516,572	6.9%
Risk-weighted assets	$9,863,708	$9,436,010	4.5%
Total risk-based capital ratio	15.36%	15.24%	0.8%
Minimum total risk-based capital ratio required	8.00%	8.00%	—%
Actual total risk-based capital	$1,514,680	$1,437,596	5.4%
Minimum total risk-based capital required	$789,097	$754,881	4.5%
Minimum capital conservation buffer required (2.5%)	$246,593	235,900	4.5%
Excess over regulatory requirement	$478,990	$446,815	7.2%
Risk-weighted assets	$9,863,708	$9,436,010	4.5%
Leverage capital ratio	11.44%	10.71%	6.8%
Minimum leverage capital ratio required	4.00%	4.00%	—%
Actual tier 1 capital	$1,390,580	$1,318,633	5.5%
Minimum tier 1 capital required	$486,292	$492,568	(1.3)%
Excess over regulatory requirement	$904,288	$826,065	9.5%
Total equity to total assets	11.01%	11.15%	(1.3)%
Tangible common equity to total assets (non-GAAP, see Table 17)	10.26%	10.40%	(1.3)%
Total equity to risk-weighted assets	13.55%	14.73%	(8.0)%
Stock data:
Outstanding common shares	42,004,638	43,257,167	(2.9)%
Book value per common share	$31.83	$32.13	(0.9)%
Tangible book value per common share (non-GAAP, see Table 17)	$29.66	$29.96	(1.0)%
Market price at end of period	$50.08	$40.98	22.2%
Market capitalization at end of period	$2,103,592	$1,772,679	18.7%

The following table presents OFG’s capital adequacy information under the Basel III capital rules:

	September 30,	December 31,	Variance
	2026	2025	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$1,390,580	$1,318,633	5.5%
Tier 1 capital	1,390,580	1,318,633	5.5%
Additional Tier 2 capital	124,100	118,963	4.3%
Total risk-based capital	$1,514,680	$1,437,596	5.4%
Risk-weighted assets:
Balance sheet items	$9,104,672	$8,798,325	3.5%
Off-balance sheet items	759,036	637,685	19.0%
Total risk-weighted assets	$9,863,708	$9,436,010	4.5%
Ratios:
Common equity tier 1 capital (minimum required, including capital conservation buffer - 7%)	14.10%	13.97%	0.9%
Tier 1 capital (minimum required, including capital conservation buffer - 8.5%)	14.10%	13.97%	0.9%
Total capital (minimum required, including capital conservation buffer - 10.5%)	15.36%	15.24%	0.8%
Leverage ratio (minimum required - 4%)	11.44%	10.71%	6.8%
From December 31, 2025 to September 30, 2026, the leverage capital ratio increased from 10.71% to 11.44%, the tier 1 risk-based and common equity tier 1 capital ratios increased from 13.97% to 14.10%, and the total risk-based capital ratio increased from 15.24% to 15.36%. The increases in regulatory capital ratios reflected a $77.1 million increase in regulatory capital, partially offset by an increase in risk-weighted assets of $427.7 million. Regulatory capital increased mainly due to net income, partially offset by dividends and treasury stock repurchases. Risk-weighted assets increased mainly due to higher loan balances from originations, and an increase in deferred tax assets, primarily related to an investment in OBPEF, our private equity fund, during the period.

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2026, and December 31, 2025:

	September 30,	December 31,	Variance
	2026	2025	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.33%	13.44%	(0.8)%
Actual common equity tier 1 capital	$1,306,828	$1,260,530	3.7%
Minimum capital requirement (4.5%)	$441,243	$422,175	4.5%
Minimum capital conservation buffer requirement (2.5%)	$245,135	$234,542	4.5%
Minimum to be well capitalized (6.5%)	$637,351	$609,808	4.5%
Tier 1 Capital to Risk-Weighted Assets	13.33%	13.44%	(0.8)%
Actual tier 1 risk-based capital	$1,306,828	$1,260,530	3.7%
Minimum capital requirement (6%)	$588,324	$562,900	4.5%
Minimum capital conservation buffer requirement (2.5%)	$245,135	$234,542	4.5%
Minimum to be well capitalized (8%)	$784,432	$750,533	4.5%
Total Capital to Risk-Weighted Assets	14.59%	14.70%	(0.7)%
Actual total risk-based capital	$1,430,208	$1,378,822	3.7%
Minimum capital requirement (8%)	$784,432	$750,533	4.5%
Minimum capital conservation buffer requirement (2.5%)	$245,135	$234,542	4.5%
Minimum to be well capitalized (10%)	$980,541	$938,167	4.5%
Total Tier 1 Capital to Average Total Assets	10.85%	10.31%	5.2%
Actual tier 1 capital	$1,306,828	$1,260,530	3.7%
Minimum capital requirement (4%)	$481,972	$489,159	(1.5)%
Minimum to be well capitalized (5%)	$602,464	$611,449	(1.5)%
Non-GAAP financial measures
OFG reports certain financial measures that are not in accordance with GAAP. These non-GAAP financial measures are provided as supplemental information to the financial measures in this report that are calculated and presented in accordance with GAAP.
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. To mitigate these limitations, OFG has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. Below is a reconciliation of non-GAAP financial measures.

TABLE 17 — RECONCILIATION OF TANGIBLE COMMON EQUITY AND TANGIBLE ASSETS (NON-GAAP)
The following table presents a reconciliation of OFG’s total stockholders’ equity to tangible common equity and total assets to tangible assets and their respective capital ratios and measures at September 30, 2026, and December 31, 2025:

	September 30,	December 31,	Variance
	2026	2025	%
	(Dollars in thousands, except share or per share data)
Total stockholders’ equity	$1,336,876	$1,390,005	(3.8)%
Goodwill	(84,241)	(84,241)	—%
Other intangible assets	(6,898)	(9,854)	(30.0)%
Total tangible common equity (non-GAAP)	$1,245,737	$1,295,910	(3.9)%
Total assets	$12,144,479	12,465,657	(2.6)%
Goodwill	(84,241)	(84,241)	—%
Core deposit intangible	(5,283)	(7,547)	(30.0)%
Customer relationship intangible	(1,615)	(2,307)	(30.0)%
Total tangible assets (non-GAAP)	$12,053,340	$12,371,562	(2.6)%
Tangible common equity to total assets (non-GAAP)	10.26%	10.40%	(1.3)%
Tangible common equity to tangible assets (non-GAAP)	10.34%	10.47%	(1.2)%
Common shares outstanding at end of period	42,004,638	43,257,167	(2.9)%
Tangible book value per common share (non-GAAP)	$29.66	$29.96	(1.0)%
These capital ratios and measures are non-GAAP measures and, unlike tier 1 capital and common equity tier 1 capital, are not codified in the federal banking regulations. Management and many stock analysts use these measures in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. They should not be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which OFG calculates these measures may differ from that of other companies reporting measures with similar names.
Tangible common equity to tangible assets decreased from 10.47% to 10.34%, reflecting a decrease in total stockholders’ equity, mainly related to market value adjustments of investment securities available-for-sale.

TABLE 18 — RECONCILIATION OF OTHER NON-GAAP MEASURES
The following table presents a reconciliation of OFG’s other non-GAAP measures for the quarters and nine-month periods ended September 30, 2026, and 2025:

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2026	2025	Variance %	2026	2025	Variance %
	(Dollars in thousands)
Net interest income	$153,570	$154,724	(0.7)%	$464,682	$455,723	2.0%
Total banking and financial service revenues	32,178	29,256	10.0%	97,150	88,714	9.5%
Core revenues (non-GAAP)	$185,748	$183,980	1.0%	$561,832	$544,437	3.2%
Other non-interest income	466	2,197	(78.8)%	684	2,686	(74.5)%
Non-interest expense	96,265	96,548	(0.3)%	293,800	284,802	3.2%
Pre-provision net revenues (non-GAAP)	$89,949	$89,629	0.4%	$268,716	$262,321	2.4%

Net income available to common shareholders	$56,611	$51,838	9.2%	$169,325	$149,210	13.5%
Average stockholders’ equity	$1,418,891	$1,361,055	4.2%	$1,409,699	$1,323,866	6.5%
Average intangible assets	(91,489)	(95,756)	(4.5)%	(92,466)	(96,980)	(4.7)%
Average tangible common equity (non-GAAP)	$1,327,402	$1,265,299	4.9%	$1,317,233	$1,226,886	7.4%
Average return on tangible common equity (non-GAAP)	17.06%	16.39%	4.1%	17.14%	16.22%	5.7%
Common Stock
OFG’s common stock is traded on the NYSE under the symbol “OFG”. At September 30, 2026, and December 31, 2025, OFG’s market capitalization for its outstanding common stock was $2.104 billion ($50.08 per share) and $1.773 billion ($40.98 per share), respectively. The following table provides the high and low prices and dividends per share of OFG’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2026
September 30, 2026	$53.95	$48.82	$0.35
June 30, 2026	$49.31	$41.09	$0.35
March 31, 2026	$42.66	$37.15	$0.35
2025
December 31, 2025	$43.38	$38.21	$0.30
September 30, 2025	$45.47	$41.72	$0.30
June 30, 2025	$43.28	$34.78	$0.30
March 31, 2025	$44.74	$38.85	$0.30
2024
December 31, 2024	$46.72	$38.97	$0.25
September 30, 2024	$46.84	$36.77	$0.25
June 30, 2024	$38.16	$33.37	$0.25
March 31, 2024	$38.51	$34.78	$0.25

In January 2026, the Board approved a $200.0 million stock repurchase program in addition to the $100.0 million stock repurchase program approved in April 2025. The shares of common stock repurchased are held by OFG as treasury shares. OFG records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
OFG did not repurchase any shares of common stock during the nine-month periods ended September 30, 2026 and 2025, other than through its publicly announced stock repurchase programs.
At September 30, 2026, the estimated remaining number of shares that may be purchased under the repurchase programs is 3,595,531 and was calculated by dividing the remaining balance of $180.1 million by $50.08 (closing price of OFG’s common stock September 30, 2026).
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
Market Risk

Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings. Our traditional banking loan and deposit products are generally reported at amortized cost for assets or the amount owed for liabilities (historical cost). However, they are still subject to changes in economic value based on varying market conditions, with one of the primary risks being changes in the levels of interest rates. Our investment portfolio, including equity securities, is also directly impacted by market factors. OFG’s financial results and capital levels are constantly exposed to market risk. OFG evaluates market risk together with interest rate risk. The Board and management are primarily responsible for ensuring that the market risk assumed by OFG complies with the guidelines established by policies approved by the Board. The Board has delegated the management of this risk to ALT, which is composed of certain executive officers from the risk management, treasury and finance areas. One of ALT’s primary goals is to ensure that the market risk assumed by OFG is within the parameters established in such policies.

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
OFG uses a software application to project future movements in OFG’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. The following table presents the results of the simulations for the most likely scenarios at September 30, 2026. The left of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and parallel shift in the yield curve over a 12-month horizon. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The right side of the table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from parallel gradual interest rates ramps over a 12-month horizon.

	Net Interest Income Risk (one-year projection)
	Instantaneous Changes in Interest Rates		Gradual Changes in Interest Rates
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 50 Basis points	$7,455	1.20%	$2,777	0.45%
+ 100 Basis points	$15,910	2.57%	$5,898	0.95%
+ 200 Basis points	$32,719	5.29%	$12,422	2.01%
- 50 Basis points	$(6,641)	(1.07)%	$(2,606)	(0.42)%
'- 100 Basis points	$(12,528)	(2.02)%	$(4,714)	(0.76)%
'- 200 Basis points	$(23,429)	(3.79)%	$(7,875)	(1.27)%

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

Future net interest income could be affected by OFG’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB that it may enter into from time to time.

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
OFG’s business requires continuous access to various funding sources. Liquidity to support growth in loans held-for-investment has been fulfilled primarily through growth in customer deposits. OFG’s goal is to obtain as much of its funding for loans held-for-investment and other earning assets as possible from customer deposits, which are generated principally through development of long-term customer relationships. In December 2023, OFG received a $1.2 billion deposit in an interest-bearing checking account from an existing long-standing Puerto Rico government client who had an isolated inflow of liquidity. Subsequently, in January 2026, $500 million was moved to our wealth management business as an advisory account resulting in a total of $1.269 billion and $1.676 billion deposits from the Puerto Rico government and its instrumentalities as of September 30, 2026 and December 31, 2025, respectively. OFG’s customer deposit base, excluding public funds, has increased. While OFG is able to fund its operations through deposits as well as through advances from the FHLB and other alternative sources, OFG’s business may at times need to rely upon other external wholesale funding sources, such as repurchase agreements and brokered deposits. At September 30, 2026, OFG had $324.6 million brokered deposits and $200.4 million repurchase agreements. At December 31, 2025, OFG had $340.0 million brokered deposits and $100.0 million repurchase agreements.
In the ordinary course of OFG’s operations, it has entered into certain contractual obligations and has made other commitments to make future payments. OFG believes that it will be able to meet its contractual obligations, as they come due, through the maintenance of adequate cash levels.

Commitments to extend credit are agreements to lend to customers provided that there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rates and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. OFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by OFG upon extension of credit, is based on management’s credit evaluation of the customer. Loan commitments, which represent unused lines of credit, increased to $1.610 billion at September 30, 2026 ($179.7 million with maturity of one year or less and $1.430 billion with maturity over one year) compared to $1.377 billion at December 31, 2025 ($183.0 million with maturity of one year or less and $1.194 billion with maturity over one year) as a result of commercial lines of credit originations and repayments. Standby letters of credit provided to customers amounted to $25.9 million and $26.1 million, respectively, at September 30, 2026 and December 31, 2025. Loans sold with recourse at September 30, 2026, and December 31, 2025, amounted to $77.6 million and $83.0 million, respectively.
In the case of loans serviced by OFG for FNMA, OFG is required to advance to the owners the payment of principal and interest on a scheduled basis for six months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. The amounts advanced are recorded as a receivable by OFG and are expected to be collected from the borrower and/or government-sponsored enterprise (FNMA). At September 30, 2026, the outstanding balance of funds advanced by OFG under such mortgage loan servicing agreements was approximately $5.5 million (December 31, 2025 - $5.0 million). To the extent the mortgage loans underlying OFG’s servicing portfolio experience increased delinquencies, OFG would be required to dedicate additional cash resources to comply with its obligation to advance funds.
At September 30, 2026 and December 31, 2025, OFG maintained other non-credit commitments amounting to $20.1 million and $17.8 million, respectively, primarily for the acquisition of other investments. These cash requirements are expected to be satisfied with OFG’s unrestricted cash. In addition, as we continue to transform OFG with a focus on simplification and building a culture of excellence and customer service, we continue to invest in technology. Some of our technology investments are integrated as part of our long-term financial plan and we are required to continuously upgrade our systems. Others require us to focus our technology on investments that drive our strategy, namely digital, data analytics, cloud migration, cyber security, and our sales and service capabilities. At September 30, 2026 and December 31, 2025, OFG had commitments for capital expenditures in technology amounting to $5.3 million and $1.6 million, respectively, which are expected to be satisfied with OFG’s unrestricted cash.
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

As of September 30, 2026, OFG had approximately $566.8 million in unrestricted cash and cash equivalents, $1.213 billion in investment securities that are not pledged as collateral, $450.3 million in borrowing capacity at the FHLB and a secured line of credit through the FRB discount window with $2.972 billion in pledged loans (borrowing capacity of $2.213 billion).
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
Internal Control over Financial Reporting
There have not been any changes in OFG’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, OFG’s internal control over financial reporting.
PART II - OTHER INFORMATION
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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K, except as set forth in our subsequent quarterly reports on Form 10-Q. In addition to other information set forth in this quarterly report, you should carefully consider the risk factors included in our 2025 Form 10-K, as updated by this report or other filings we make with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to OFG at this time or that OFG currently deems immaterial may also adversely affect OFG’s business, financial condition or results of operations.
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
During the quarter ended September 30, 2026, OFG repurchased 260,946 shares for a total of $13.5 million at an average price of $51.90 per share, under the Existing Repurchase Programs.
The table below sets forth the information with respect to purchases of our common stock made by or on behalf of OFG during the quarter ended September 30, 2026, excluding the month of July during which no shares were repurchased as part of the repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs
	(In thousands, except per share and per share data)
8/31/2026	86,939	$51.76	86,939	$189,108
9/30/2026	174,007	51.97	174,007	180,064
Total	260,946	$51.90	260,946	$180,064
At September 30, 2026, the estimated remaining number of shares that may be purchased under the repurchase Programs is 3,595,531 and was calculated by dividing the remaining balance of $180.1 million by $50.08 (closing price of OFG’s common stock September 30, 2026). OFG did not repurchase any shares of its common stock during the quarter ended September 30, 2026, other than through its publicly announced stock repurchase programs.
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

101
The following materials from OFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: November 5, 2026
José Rafael Fernández President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: November 5, 2026
Maritza Arizmendi Díaz Chief Financial Officer